Form 10-Q
period 2001-09-30
NATUS MEDICAL INC
filed 2001-11-09
CIK 878526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2001

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
    For the transition period from ______ to _____

                        Commission file number: 000-33001

                              ____________________

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

                              ____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of September 30, 2001, was 15,751,453.

                           NATUS MEDICAL INCORPORATED

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                               PAGE NO.
--------    ------------------------------------------------------------------------------      --------
Item 1.     Condensed Consolidated Financial Statements ..................................          3

            Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
             December 31, 2000 ...........................................................          3

            Condensed Consolidated Statements of Operations for the three and nine months
             ended September 30, 2001 and 2000 (unaudited) ...............................          4

            Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000 (unaudited) .....................................          5

            Notes to Condensed Consolidated Financial Statements .........................          6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations ...............................................................          9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ...................         29

PART II.    OTHER INFORMATION                                                                   PAGE NO.
---------   ------------------------------------------------------------------------------      --------

Item 2.     Changes in Securities and Use of Proceeds ....................................         31

Item 6.     Exhibits and Reports on Form 8-K .............................................         31

Signatures  ..............................................................................         32

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                   NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                        September 30,      December 31,
                                                                                            2001              2000(1)
                                                                                        -------------      ------------
                                                                                         (unaudited)
ASSETS:
Current assets:
   Cash and equivalents..............................................................     $  55,942          $     681
   Short-term investments ...........................................................            --                302
   Accounts receivable, net of allowance for doubtful accounts of $ 214 in 2001
      and $203 in 2000 ..............................................................         4,054              4,400
   Inventories ......................................................................         3,054              2,194
   Prepaid expenses and other current assets ........................................           594                263
                                                                                          ---------          ---------
      Total current assets ..........................................................        63,644              7,840
Property and equipment, net .........................................................         1,500              1,308
Convertible notes receivable ........................................................            --                115
Long-term investment ................................................................           326                321
Deposits and other assets ...........................................................           362              1,134
                                                                                          ---------          ---------
      Total assets ..................................................................     $  65,832          $  10,718
                                                                                          =========          =========

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
   Accounts payable .................................................................     $   1,218          $     750
   Accrued liabilities ..............................................................         2,544              2,694
   Deferred revenues ................................................................           253                331
                                                                                          ---------          ---------
      Total liabilities .............................................................         4,015              3,775
                                                                                          ---------          ---------
Commitments and contingencies
Convertible preferred stock:
   Series A convertible preferred stock, $0.001 par value; 1,241,842 shares authorized in 2000; 1,241,841 shares issued and outstanding in 2000;
     aggregate liquidation value of $3,803 in 2000 ..................................            --              2,227
   Redeemable convertible preferred stock, $0.001 par value; 8,781,412 shares authorized in 2000; aggregate liquidation value of $25,178 in 2000 and aggregate  redemption value of $22,999 in 2000:
        Series B:  3,967,126 shares authorized in 2000; 3,967,120 shares issued and
           outstanding in 2000 ......................................................            --             12,478
        Series C:  3,214,286 shares authorized in 2000; 2,490,181 shares issued and
           outstanding in 2000 ......................................................            --              5,864
        Series D:  1,600,000 shares authorized in 2000; 1,232,392 shares issued and
           outstanding in 2000 ......................................................            --              4,657
                                                                                          ---------          ---------
        Total convertible preferred stock ...........................................            --             25,226
                                                                                          ---------          ---------
Stockholders' equity (deficit):
   Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued
     and outstanding: 15,751,453 in 2001 and 868,034 in 2000 ........................        85,847              2,902
   Preferred stock, $0.001 par value, 10,000,000 shares authorized in 2001; no
   shares issued and outstanding in 2001 ............................................            --                 --
   Deferred stock compensation ......................................................        (1,005)            (1,532)
   Accumulated deficit ..............................................................       (23,005)           (19,653)
   Accumulated other comprehensive loss .............................................           (20)                --
                                                                                          ---------          ---------
        Total stockholders' equity (deficit) ........................................        61,817            (18,283)
                                                                                          ---------          ---------
        Total liabilities, convertible preferred stock and stockholders' equity
           (deficit) ................................................................     $  65,832          $  10,718
                                                                                          =========          =========

_____________________
(1) Derived from the consolidated audited financial statements at December 31, 2000.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                -------------------------      -------------------------
                                                                   2001           2000            2001           2000
                                                                ----------     ----------      ----------     ----------
Revenues ..................................................     $    6,324     $    6,653      $   19,885     $   17,662
Cost of revenues* .........................................          2,432          2,391           7,570          6,299
                                                                ----------     ----------      ----------     ----------
      Gross profit ........................................          3,892          4,262          12,315         11,363
                                                                ----------     ----------      ----------     ----------
Operating expenses:
   Marketing and selling ..................................          3,010          2,208           8,981          6,640
   Research and development ...............................          1,184            915           3,213          2,520
   General and administrative .............................            855            789           2,591          1,941
   Amortization of deferred stock compensation* ...........            238            188             810            429
                                                                ----------     ----------      ----------     ----------
      Total operating expenses ............................          5,287          4,100          15,595         11,530
                                                                ----------     ----------      ----------     ----------
      Income (loss) from operations .......................         (1,395)           162          (3,280)          (167)
Interest income ...........................................            499             16             521             23
Interest expense ..........................................            (14)            --             (35)            (6)
Other income, net .........................................            217             --             206             11
                                                                ----------     ----------      ----------     ----------
      Income (loss) before provision for income taxes .....           (693)           178          (2,588)          (139)
Provision for income taxes ................................             --             23               1             23
                                                                ----------     ----------      ----------     ----------
      Net income (loss) ...................................           (693)           155          (2,589)          (162)
Accretion of redeemable convertible preferred stock .......             71            346             763          1,038
                                                                ----------     ----------      ----------     ----------
      Net loss available to common stockholders ...........     $     (764)    $     (191)     $   (3,352)    $   (1,200)
                                                                ==========     ==========      ==========     ==========
Basic and diluted net loss per share ......................     $    (0.06)    $    (0.25)     $    (0.71)    $    (1.77)
                                                                ==========     ==========      ==========     ==========
Common shares used in computing basic and diluted net loss
   per share (Note 3) .....................................         12,287            766           4,741            678

________________________
* Amortization of deferred stock compensation included in:

Cost of revenues ..........................................     $       34      $       58     $      117     $      135
                                                                ==========      ==========     ==========     ==========
Operating expenses:
   Marketing and selling ..................................     $      121      $       44     $      420     $       99
   Research and development ...............................             23              32             83             75
   General and administrative .............................             94             112            307            255
                                                                ----------      ----------     ----------     ----------
        Total .............................................     $      238      $      188     $      810     $      429
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

                   NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        --------------------------
                                                                                          2001              2000
                                                                                        --------          --------
Operating activities:
   Net loss ....................................................................        $ (2,589)         $   (162)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization .............................................             574               435
     Amortization of deferred stock compensation ...............................             927               564
     Changes in operating assets and liabilities:
       Accounts receivable .....................................................             276              (302)
       Inventories .............................................................            (855)             (717)
       Prepaid expenses and other current assets ...............................            (339)             (120)
       Accounts payable ........................................................             468                92
       Accrued liabilities and deferred revenues ...............................            (284)            1,253
                                                                                        --------          --------
         Net cash provided by (used in) operating activities ...................          (1,822)            1,043
                                                                                        --------          --------
Investing activities:
   Acquisition of property and equipment .......................................            (646)             (506)
   Purchase of convertible notes receivable ....................................              --               (20)
   Deposits and other assets ...................................................            (103)               17
   Purchases of short-term investments .........................................              --              (302)
   Sales of short-term investments .............................................             302               289
   Cash paid for acquisition of business .......................................              (9)               --
                                                                                        --------          --------
         Net cash used in investing activities .................................            (456)             (522)
                                                                                        --------          --------
Financing activities:
   Issuance of common stock ....................................................          58,928               125
   Deferred offering costs .....................................................          (1,383)             (725)
   Borrowings on bank loans ....................................................           2,000                --
   Repayments of borrowings ....................................................          (2,000)             (112)
                                                                                        --------          --------
         Net cash provided by (used in) financing activities ...................          57,545              (712)
                                                                                        --------          --------
Exchange rate effect on cash and equivalents ...................................              (6)               --
                                                                                        --------          --------
Net increase (decrease) in cash and equivalents ................................          55,261              (191)
Cash and equivalents, beginning of period ......................................             681             2,087
                                                                                        --------          --------
Cash and equivalents, end of period ............................................        $ 55,942          $  1,896
                                                                                        ========          ========
Noncash investing and financing activities:
   Accretion of redeemable convertible preferred stock .........................        $    763          $  1,038
                                                                                        ========          ========
   Forgiveness of convertible notes receivable and accounts receivable for
     acquisition of business ...................................................        $    189          $     --
                                                                                        ========          ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ......................................................        $     35          $      8
                                                                                        ========          ========
   Cash paid for income taxes ..................................................        $     59          $     18
                                                                                        ========          ========


 The accompanying notes are an integral part of these consolidated financial statements.

                           NATUS MEDICAL INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1 -- Summary of Significant Accounting Policies

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Natus Medical Incorporated (the "Company") believes necessary for fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and significant intercompany transactions have been eliminated. The accompanying financial information should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's Registration Statements on Form S-1, as amended (Registration Nos. 333-44138 and 333-65478).

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

  Recently Issued Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company intends to adopt the provisions of SFAS No. 144 as of the effective date and does not expect SFAS No. 144 will have material effect on its financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143. SFAS 143 requires that the liability for an asset retirement obligation be recognized at its fair market value when the liability is incurred. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company intends to adopt the provisions of SFAS No. 143 as of the effective date and does not expect SFAS No. 143 will have a material effect on its financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a change to current period earnings. The Company will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material effect on the Company's financial position and results of operations.

     In December 1999, the staff of the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 had no impact on the Company's financial position or results of operations.

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 defines derivatives, requires all derivatives to be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal year 2001. The Company does not utilize derivative instruments and had no such instruments at January 1, 2001. Therefore, the adoption of SFAS 133 did not have an impact on the Company's financial position or results of operations.

     Comprehensive Loss

     In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to report, by major components and as a single total, the change in its assets during the period from non-owner sources. The following are the components of comprehensive loss (in thousands):

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                 -------------------------      -------------------------
                                                    2001           2000           2001            2000
                                                 ----------     ----------      ----------     ----------
Net loss .....................................   $     (693)    $      155      $   (2,589)    $     (162)
Net foreign currency translation loss ........          (28)            --             (20)            --
                                                 ----------     ----------      ----------     ----------
   Comprehensive loss ........................   $     (721)    $      155      $   (2,609)    $     (162)
                                                 ==========     ==========      ==========     ==========

2 -- Inventories

     Inventories consisted of (in thousands):

                                                            September 30, 2001         December 31, 2000
                                                            ------------------         -----------------
Raw materials and subassemblies ........................        $     1,787                $     1,017
Finished goods .........................................              1,267                      1,177
                                                                -----------                -----------
   Total inventories ...................................        $     3,054                $     2,194
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

     The following table summarizes total revenues by geographic region. Revenues were attributable to countries based on the location of the Company's customer (in thousands):

                                            Three Months Ended                        Nine Months Ended
                                     ---------------------------------       ----------------------------------
                                     September 30,       September 30,       September 30,        September 30,
                                         2001                 2000                2001                2000
                                     -------------       -------------       -------------        -------------
   United States ................     $    5,563           $    5,802          $   16,593          $   15,313
   Japan ........................            640                  661               2,568               1,984
   All other ....................            121                  190                 724                 365
                                      ----------           ----------          ----------          ----------
     Total ......................     $    6,324           $    6,653          $   19,885          $   17,662
                                      ==========           ==========          ==========          ==========

     For the nine months ended September 30, 2001 and 2000, revenues from one customer, a distributor, accounted for approximately 10% and 11% of total revenues, respectively.

5 - Initial Public Offering

     In July 2001, the Company completed an initial public offering of 5,000,000 shares of its common stock at $11.00 per share. Proceeds to the Company from this offering, net of issuance costs, were approximately $51.2 million after underwriting discounts and commissions, but before any expenses payable by the Company in connection with the offering. In August 2001, the underwriters of the offering exercised their overallotment option to purchase an additional 750,000 shares at $11.00 per share for net proceeds to the Company of approximately $7.7 million after underwriting discounts and commissions, but before any expenses payable by the Company in connection with the offering. Upon the closing of the Company's initial public offering, all of the then outstanding shares of the Company's preferred stock were automatically converted into 8,931,534 shares of common stock. In connection with its initial public offering, the Company also filed its Restated Certificate of Incorporation which, among other things, authorizes the Company to issue 10,000,000 shares of Preferred Stock with such rights, preferences and privileges as the board of directors of the Company may determine.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statement include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words "believe," "expect," "anticipate," and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. You should carefully review the information contained under "Factors Affecting Future Results," beginning on page 15 of this Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in or incorporated by reference into this report.

     The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto set forth in Item 1 of this quarterly report. We also urge you to review and consider our disclosures describing various factors that could affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Registration Statements on Form S-1 (File Nos. 333-44138 and 333-65478) filed in connection with our initial public offering.

Overview

     We develop, manufacture and market screening products for the detection and monitoring of common medical disorders in infants. Currently, we sell our ALGO products for hearing screening and our CO-Stat products for the analysis of hemolysis and management of jaundice.

     Our revenues consist of revenues from sales of equipment and disposable supplies. We currently derive substantially all of our revenues from sales of a limited number of products. Nearly all of our revenues were from sales of our ALGO products in the three and nine months ended September 30, 2001 and 2000. Although we commercially launched our CO-Stat product in January 2001, we expect that a substantial majority of our revenues will continue to be generated from sales of our ALGO products for at least the next two years.

     Historically we have sold our products directly through our sales force in the United States and indirectly through distributors internationally. Domestic sales were 88% and 87% of our revenues during the three months ended September 30, 2001 and 2000, respectively. Domestic sales were 83% and 87% of our revenues during the nine months ended September 30, 2001 and 2000, respectively. We plan to expand our international operations significantly because we believe international markets represent a significant growth opportunity. We acquired the distribution operations of our United Kingdom distributor in January 2001 and also began direct distribution operations in Japan in July 2001, when we acquired the activities of our Japanese distributor. The results of our operations in the United Kingdom and Japan were immaterial and have been included in our consolidated results from those dates. We anticipate that international revenues will increase as a percent of revenues in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States. Historically, our international sales have been through distributors and have been characterized by lower gross margins due to the discount the distributors receive from our list prices.

     We recognize revenues from product sales, including sales to distributors, upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. We generally do not provide rights of return on our products. We, however, do make provision for initial standard warranty obligations of one year and post-sale training and customer support at the time the related revenues are recognized. Revenues from extended warranty contracts are recognized ratably over the warranty period. Advance payments from customers are recorded as deferred revenues until shipment of the related product. Allowances for estimated warranty costs are estimated based on our historical results. To date, warranty and extended warranty costs have been in line with projected amounts. However, our past product warranty experience may not be indicative of the warranty costs we may experience in the future. We provide ALGO screening equipment to our customers on loan without charge while we repair or service their screening equipment.

     In January 2001, we reorganized and expanded our domestic sales force to commercially launch and focus on our CO-Stat products. We expect to increase spending on the marketing of our CO-Stat products in 2001 and beyond. Because we have not previously marketed newborn jaundice management products, we cannot be certain that our planned resources will be sufficient to support the launch of our CO-Stat products.

     Our net loss available to common stockholders includes accretion charges to increase the carrying amount of our redeemable convertible preferred stock to the amount we would have been required to pay if the preferred stock had been redeemed prior to the date of our initial public offering in July 2001. Our redeemable convertible preferred stock converted to common stock on a one-for-one basis upon the closing of our initial public offering in July 2001. We did not pay accrued dividends on the redeemable convertible preferred stock when it converted, and accrued but unpaid dividends became additional paid-in capital.

Results of Operations

     The following table sets forth the results of our operations expressed as a percent of revenues. Our historical operating results are not necessarily indicative of the results for any future period.

                                                                               Percent of Total Revenues
                                                                 -------------------------------------------------------
                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                 -------------------------      ------------------------
                                                                    2001            2000           2001          2000
                                                                 ---------       ---------      ---------      ---------
Revenues .....................................................       100.0%          100.0%         100.0%         100.0%
Cost of revenues* ............................................        38.5            35.9           38.1           35.7
                                                                 ---------       ---------      ---------      ---------
   Gross profit ..............................................        61.5            64.1           61.9           64.3
                                                                 ---------       ---------      ---------      ---------
Operating expenses:
   Marketing and selling .....................................        47.6            33.2           45.2           37.5
   Research and development ..................................        18.7            13.8           16.1           14.3
   General and administrative ................................        13.5            11.9           13.0           11.0
   Amortization of deferred stock compensation* ..............         3.8             2.8            4.1            2.4
                                                                 ---------       ---------      ---------      ---------
       Total operating expenses ..............................        83.6            61.7           78.4           65.2
                                                                 ---------       ---------      ---------      ---------
   Income (loss) from operations .............................       (22.1)            2.4          (16.5)          (0.9)
Interest income (expense), net ...............................         7.7             0.2            2.4            0.1
Other income, net ............................................         3.4              --            1.0             --
                                                                 ---------       ---------      ---------      ---------
   Income (loss) before provision for income taxes ...........       (11.0)            2.6          (13.1)          (0.8)
Provision for income taxes ...................................          --             0.3             --            0.1
                                                                 ---------       ---------      ---------      ---------
   Net income (loss) .........................................       (11.0)            2.3          (13.1)          (0.9)
Accretion of redeemable convertible preferred stock ..........         1.1             5.2            3.8            5.9
                                                                 ---------       ---------      ---------      ---------
       Net loss available to common stockholders .............       (12.1)%          (2.9)%        (16.9)%         (6.8)%
                                                                 =========       =========      =========      =========

* Amortization of deferred stock compensation included in:

Cost of revenues .............................................         0.5%            0.9%           0.6%           0.8%
                                                                 =========       =========      =========      =========
   Marketing and Selling .....................................         1.9%            0.6%           2.1%           0.6%
   Research and development ..................................         0.4             0.5            0.4            0.4
   General and administrative ................................         1.5             1.7            1.6            1.4
                                                                 ---------       ---------      ---------      ---------
       Operating expenses ....................................         3.8%            2.8%           4.1%           2.4%
                                                                 =========       =========      =========      =========

Three and Nine Months Ended September 30, 2001 and 2000

   Revenues

     Our revenues consist almost exclusively of revenues from the sale of ALGO screening equipment and its related disposable supplies. Our revenues decreased $329,000, or 5%, to $6.3 million in the three months ended September 30, 2001 from $6.7 million in the three months ended September 30, 2000. This decrease primarily was attributable to a decrease in revenues from sales of our screening equipment. Our revenues increased $2.2 million, or 13%, to $19.9 million in the nine months ended September 30, 2001 from $17.7 million in the nine months ended September 30, 2000. This increase was primarily due to an increase in the quantities of disposable supplies sold. No end customer accounted for more than 10% of our revenues in the three months ended September 30, 2001 and 2000. Sales to our Japanese distributor, Nippon Eurotec, accounted for 10% of our revenues in the nine months ended September 30, 2001 and 11% of our revenues in the nine months ended September 30, 2000.

     Revenues from screening equipment decreased $712,000, or 30%, to $1.7 million in the three months ended September 30, 2001 from $2.4 million in the three months ended September 30, 2000. Revenues were adversely impacted by the terrorist attacks in the United States on September 11, 2001 and by delays in the implementation of screening programs in Europe, particularly in the United Kingdom. Revenues from screening equipment remained fairly constant and were $6.3 million in each of the nine months ended September 30, 2001 and 2000.

     Revenues from disposable supplies increased $317,000, or 8%, to $4.4 million in the three months ended September 30, 2001 from $4.1 million in the three months ended September 30, 2000. Revenues from disposable supplies increased $2.0 million, or 19%, to $13.0 million in the nine months ended September 30, 2001 from $10.9 million in the nine months ended September 30, 2000.

     Revenues from sales outside the United States decreased by $90,000, or 11%, to $761,000 in the three months ended September 30, 2001 from $851,000 in the three months ended September 30, 2000. The decrease primarily was attributable to lower sales in Europe. Revenues from sales outside the United States increased $943,000, or 40%, to $3.3 million in the nine months ended September 30, 2001 from $2.3 million in the nine months ended September 30, 2000. These increases were due primarily to increased screening equipment sales in Japan, and, to a lesser extent, to revenues from our newly formed subsidiary in the United Kingdom.

   Costs of Revenues and Operating Expenses

     Cost of revenues includes material costs, personnel expenses, amortization of deferred stock compensation, packaging and shipping costs, other manufacturing costs, warranty expenses and technology license fees. Our cost of revenues increased $41,000, or 2%, to $2.4 million in the three months ended September 30, 2001 from $2.4 million in the three months ended September 30, 2000. The increase in cost of revenues in absolute dollars was primarily attributable to increased manufacturing costs related to early production runs of our ALGO 3 product, which we released in October 2001. Our cost of revenues increased $1.3 million, or 20%, to $7.6 million in the nine months ended September 30, 2001 from $6.3 million in the nine months ended September 30, 2000. The increase in the cost of revenues in absolute dollars was primarily due to the higher volume of disposable supplies sold relative to sales of screening equipment as well as increases in manufacturing costs that were primarily associated with early production runs of our ALGO 3 product. As a percent of revenues, the cost of revenues increased to 38.5% in the three months ended September 30, 2001 from 35.9% in the three months ended September 30, 2000 and to 38.1% in the nine months ended September 30, 2001 from 35.7% in the nine months ended September 30, 2000. The increase in cost of revenues as a percent of revenues was attributable to the higher percentage of international sales and the lower per unit selling prices associated with those sales, a promotion on our ALGO Portable product in the United States during the three months ended March 31, 2001 and September 30, 2001 and the increased manufacturing costs. The impact of temporary price increases on certain ALGO components earlier in the year and costs associated with production of our ALGO 3 product later in the year further increased costs and reduced gross margin percentages during the nine months ended September 30, 2001.

     Marketing and selling expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Our marketing and selling expenses increased $802,000, or 36%, to $3.0 million in the three months ended September 30, 2001 from $2.2 million in the three months ended September 30, 2000. Our marketing and selling expenses increased $2.3 million, or 35%, to $9.0 million in the nine months ended September 30, 2001 from $6.6 million in the nine months ended September 30, 2000. The increase in marketing and selling expenses was primarily attributable to the hiring of additional marketing and selling personnel associated with the commercial introduction of our CO-Stat product, and costs associated with our international expansion.

     Research and development expenses consist of engineering costs to develop new products, enhance existing products and validate the design of our new or enhanced products. Our research and development expenses increased $269,000, or 29%, to $1.2 million in the three months ended September 30, 2001 from $915,000 in the three months ended September 30, 2000. Our research and development expenses increased $693,000, or 28%, to $3.2 million in the nine months ended September 30, 2001 from $2.5 million in the nine months ended September 30, 2000. This increase in research and development expenses was primarily attributable to the hiring of consultants and additional engineers and staff and other costs associated with the development of new products.

     General and administrative expenses consist of corporate, finance, human resource, administrative and legal expenses. Our general and administrative expenses increased $66,000, or 8%, to $855,000 in the three months ended September 30, 2001 from $789,000 in the three months ended September 30, 2000. Our general and administrative expenses increased $650,000, or 33%, to $2.6 million in the nine months ended September 30, 2001 from $1.9 million in the nine months ended September 30, 2000. The increase in general and administrative expenses was primarily attributable to the hiring of additional personnel, as well as increased accounting fees and fees for other outside services.

     Other income and expense consists of interest income and capital gains and losses associated with changes in our investment portfolio, interest expense, currency exchange loss and other miscellaneous income and expenses. Interest income increased $483,000 to $499,000 in the three months ended September 30, 2001 from $16,000 for the three months ended September 30, 2000. Interest income increased $498,000 to $521,000 in the nine months ended September 30, 2001 from $23,000 for the nine months ended September 30, 2000. Due to the investments made in expanding our operations, we drew down on our bank line early in the quarter ended September 30, 2001 and incurred interest charges. We repaid our total borrowing of $2.0 million in July 2001 out of the proceeds of our initial public offering and invested the net remaining proceeds in short term cash equivalent investments. During the three months ended September 30, 2001 we also received a one-time settlement from a component supplier which, net of estimated product improvement costs, totaled $147,000.

     We recorded aggregate amortization of deferred stock compensation of $272,000 and $246,000 in the three months ended September 30, 2001 and 2000, respectively, and $927,000 and $564,000 in the nine months ended September 30, 2001 and 2000, respectively.

   Liquidity and Capital Resources

     As of September 30, 2001, we had cash and equivalents of $55.9 million, an accumulated deficit of $23.0 million and working capital of $59.6 million. We completed an initial public offering of 5,000,000 shares of our common stock at $11.00 per share in July 2001 and raised $51.2 million after underwriting discounts and commissions but before expenses payable by us. In August 2001, our managing underwriters exercised their right to purchase an additional 750,000 shares of our common stock at $11.00 per share for net proceeds of $7.7 million after underwriting discounts and commissions but before any expenses payable by us.

     Net cash used in operating activities was $1.8 million for the nine months ended September 30, 2001, compared to net cash provided by operating activities of $1.0 million for the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2001 resulted primarily from the net loss during the period reduced by non-cash items such as deferred stock compensation and depreciation and amortization and reduced by an increase in inventories and a decrease in accrued liabilities. Increases in inventories primarily are associated with the increased working capital needs of our wholly owned, foreign operations in the United Kingdom and Japan. Net cash provided by operating activities for the nine months ended September 30, 2000 resulted primarily from non-cash items such as deferred stock compensation and depreciation and amortization, plus an increase in accrued liabilities, reduced by an increase in accounts receivable and inventories.

     Net cash used in investing activities was $456,000 for the nine months ended September 30, 2001 and $522,000 for the nine months ended September 30, 2000. Net cash used in investing activities during these periods was primarily for the purchase of new computers, equipment and furniture as we expanded operations. We had no material capital expenditure commitments as of September 30, 2001.

     Net cash provided by financing activities was $57.5 million for the nine months ended September 30, 2001 and net cash used by financing activities was $712,000 for the nine months ended September 30, 2000. The net cash provided by financing activities for the nine months ended September 30, 2001 resulted primarily from the proceeds of our initial public offering. The net cash used in financing activities for the nine months ended September 30, 2000 resulted primarily from deferred offering costs and repayment of borrowings.

     We have a $3.0 million revolving line of credit that expires in June 2002. In July 2001, we repaid the $2.0 million borrowed under the line of credit using a portion of the proceeds from our initial public offering. As of September 30, 2001, we had no outstanding borrowings under this line of credit. Borrowings under the line of credit are limited to our eligible accounts receivable and are collateralized by substantially all of our assets and bear interest at the bank's prime rate plus 2.25%. We are also obligated to reimburse the bank for certain costs the bank incurs to administer our loan. We are required to meet certain financial ratios, including minimum tangible net worth, a minimum quick ratio and total debt to tangible net worth. We must also meet an operating profitability requirement. We believe that we were in compliance with these covenants as of September 30, 2001.

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


     We believe that our current cash and equivalent balances and any cash generated from operations and from current or future debt financing, will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest heavily in the development of new products and enhancements to our existing products. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We intend to adopt the provisions of SFAS No. 144 as of the effective date, and do not expect SFAS No. 144 will have a material effect on our financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, or SFAS No. 143. SFAS 143 requires that the liability for an asset retirement obligation be recognized at its fair market value when the liability is incurred. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. We intend to adopt the provisions of SFAS No. 143 as of the effective date and do not expect SFAS No. 143 will have a material effect on our financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a change to current period earnings. We will adopt SFAS No. 142 in 2002 and, at that time, will stop amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. The Company believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a material effect on the Company's financial position and results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB No. 101 had no impact on our financial position or results of operations.

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

Factors Affecting Future Results

We have a history of losses and may experience losses in the future, which may result in the market price of our common stock declining

     Since our inception, we have incurred significant net losses, including net losses available to common stockholders of $1.4 million in 1999, $1.1 million in 2000 and $3.4 million in the nine months ended September 30, 2001. In addition, we had an accumulated deficit of $23.0 million as of September 30, 2001. We expect to incur net losses for the 2001 fiscal year.

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

We have relied, and expect to continue to rely, on sales of our ALGO product family for substantially all of our revenues, and a decline in sales of these products could cause our revenues to fall

     Historically, we have derived substantially all of our revenues from sales of our ALGO products. Revenues from our ALGO products accounted for approximately 98% of our revenues in 2000 and approximately 97% of our revenues in the nine months ended September 30, 2001. We expect that the revenues from our ALGO product family will continue to account for a substantial majority of our revenues for at least the next two years. To date, our MiniMuff product, which is a disposable ear cover for newborns, has accounted for only a small percentage of our revenues. We have not derived any significant revenues from sales of our CO-Stat products. Any factors adversely affecting the pricing of our ALGO screening equipment and related disposables or demand for our ALGO products, including physician acceptance or the selection of competing products, could cause our revenues to decline and our business to suffer.

If more physicians do not adopt our ALGO and CO-Stat products, we will not achieve future sales growth

     We acquired the ALGO product family in 1987, and we introduced our CO-Stat product in January 2001. More neonatologists and pediatricians must adopt our products for us to increase our sales. We believe that physicians will not continue to use our products unless they determine, based on published peer-reviewed journal articles, long-term clinical data and experience, that the products provide an accurate and cost-effective alternative to other means of testing for hearing impairment or jaundice management. There are currently alternative hearing screening and jaundice management products, which may be less expensive and may be quicker on a per test basis. Physicians are traditionally slow to adopt new products and testing practices, partly because of perceived liability risks and the uncertainty of third party reimbursement. If more neonatologists and pediatricians do not adopt our products, we may never have significant revenues or achieve and maintain profitability. Factors that may affect the medical community's acceptance of our products, some of which are beyond our control, include:

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

     . changes in state and third party payor reimbursement policies for newborn screening equipment; and

     . the adoption of state and foreign laws requiring universal newborn screening.

A general economic downturn in the United States or abroad may reduce our revenue and harm our business

     The primary customers for our products are neonatologists, physicians, audiologists, hospitals and government agencies. Any significant downturn in domestic or global economic conditions which results in the reduction of the capital spending budgets of our customers or a delay in capital equipment purchases would likely result in a decline in demand for our products and could harm our business. Economic growth in the United States and other countries has slowed significantly and many commentators believe that the United States economy is experiencing a recession. Overall, customer spending is getting tighter and spending decisions are being more closely scrutinized. These conditions have negatively impacted our business and may continue to do so if they persist. Like other companies, we currently have very limited visibility with respect to our near term quarters and are having difficulty predicting our revenues and operating results during these periods.

A sluggish economy and recent terrorist attacks in New York and Washington D.C. could have an adverse effect on our business

     The September 11, 2001 terrorist attacks in New York and Washington D.C. could further contribute to the slowdown in the United States economy and the economies of other countries. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Economic and political uncertainties, both domestically and abroad, resulting from these attacks or otherwise could result in declines in new technology investments by our customers, including investment in our products. In addition, at least during the short term, some hospitals may focus their resources on community preparedness and issues related to readiness for disasters rather than on compliance with newborn hearing screening mandates to take effect. For example, we did not receive product orders that we anticipated in the weeks after the terrorist attacks, which resulted in a decline in revenues in the quarter ended September 30, 2001. New rules and regulations that went into effect in New York in October 2001 require inpatient hearing screening for newborns under certain circumstances. We did not receive the orders we anticipated that we would receive late in the quarter ended September 30, 2001 from the adoption of these rules and regulations. We do not know what further effect the terrorist attacks, or resulting military actions by the United States, could have on our business, revenues or results of operations. If our customers or potential customers defer or cancel purchases of our products, our revenues will be adversely affected, which would harm our results of operations and financial condition.

Our quarterly operating results may fluctuate, which could cause our stock price to decline

     Our revenues and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenues, operating results and margins to fluctuate significantly from quarter to quarter:

     . the budgeting cycle of our customers;

     . the size and timing of specific sales, such as large purchases of screening equipment or disposables by government agencies or hospital systems;

     . product and price competition;

     . trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

     . the timing and market acceptance of new product introductions and product enhancements by us and our competitors, such as the expected reduction in demand for and potential inventory obsolescence relating to our existing ALGO screener prior to or after the announced launch date of our next generation ALGO screener;

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

Our future growth and profitability will depend on our ability to begin commercial, volume sales of our CO-Stat products

     We introduced our CO-Stat product family for clinical research uses in July 1999 and began commercially marketing it in January 2001. To date, CO-Stat products have accounted for only a limited portion of our revenues. We have limited experience marketing our CO-Stat product for commercial use. However, our future growth and profitability will depend on our ability to commercially sell our CO-Stat products and to sell our CO-Stat products in volume. We cannot be certain that our entry into the hemolysis monitoring segment of the newborn testing market with our CO-Stat products will be successful, that the hemolysis monitoring market will develop at all or that physicians, governments or other third party payors will accept and adopt these products.

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

     If clinical studies do not continue to produce satisfactory clinical data supported by the independent efforts of clinicians, our new products may not be accepted by physicians or government agencies as meeting the standards of care for universal newborn screening. Our safety, effectiveness, reliability, sensitivity and specificity data for the CO-Stat product is based in part on a study of over 1,300 children conducted in 1998. We may find that data from longer-term follow-up studies or studies involving a larger number of children is inconsistent with our relatively short-term data. If longer-term studies or clinical experience indicate that the CO-Stat product does not provide sensitive, specific and reliable results, our products may not gain commercial acceptance and our revenues could decline. In addition, we could be subject to significant liability for screening that failed to detect hemolysis leading to jaundice or costs and emotional distress incurred by families whose children received results indicating elevated hemolysis when none existed. We could have similar problems with any other products we offer in the future.

If the guidelines for recommended universal newborn screening do not continue to develop in the United States and foreign countries, and governments do not require testing of all newborns as we anticipate, our revenues may not grow because our products will not be needed for universal newborn screening

     The demand for our screening products depends, in part, upon state and foreign governments' adoption of universal screening requirements for the disorders for which our products screen. The guidelines for universal newborn screening for hearing impairment and jaundice monitoring have been adopted by some physician groups and governments only recently. We cannot predict the outcome or the impact that statutes and government regulations requiring universal newborn screening will have on our sales. The widespread adoption of these guidelines will depend on our ability to educate government agencies, neonatologists, pediatricians, third party payors and hospital administrators about the benefits of universal newborn hearing testing and the benefits of universal newborn hemolysis monitoring, as well as the use of our products to perform the screening and monitoring.

Our revenues may not grow if densely populated states and foreign countries do not adopt guidelines requiring universal newborn hearing screening or jaundice monitoring or if those guidelines have a long phase-in period

     If the governments in the most densely populated states and foreign countries do not require universal screening for the disorders for which our products test, our business would be harmed and our sales may not grow. As of September 30, 2001, 35 states had mandated universal newborn hearing screening, but the phase-in of these guidelines varies widely from six months to four years. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments. Our revenues may not grow if hospitals are slow to comply with these guidelines or the applicable government provides for a lengthy phase-in period for compliance.

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

Any failure in our efforts to educate clinician, government and other third party payors could significantly reduce our product sales

     It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators and government agencies about our products and the costs and benefits of universal newborn hearing testing and universal newborn jaundice management using hemolysis monitoring. We rely on physician, government agency and other third party payor confidence in the benefits of testing with our products as well as their comfort with the reliability, sensitivity and specificity of our products. The impact of our products will not be demonstrable unless highly sensitive and specific evaluations are performed on a substantial number of newborns, including those who do not have risk factors for hearing impairment or who do not display signs of jaundice. If we fail to demonstrate the effectiveness of our products and the potential long-term benefits to patients and third party payors of universal newborn screening, our products will not be adopted.

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

        We market almost all of our newborn hearing screening products in the United States through a small direct sales force of 18 persons as of September 30, 2001. During the first quarter of 2001, we expanded our sales force by four persons in order to market our CO-Stat products along with our other products. There are significant risks involved in building and managing our sales force and marketing our products. We may be unable to hire a sufficient number of qualified sales people with the skills and training to sell our newborn hearing screening and jaundice management products effectively. Furthermore, we do not have any agreements with distributors for sales of our CO-Stat products.

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

Our sales efforts through group purchasing organizations or sales to high volume purchasers may reduce our average selling prices, which would reduce our revenues and gross profits from these sales

        We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenues and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. For instance, in the quarter ended September 30, 2001 we entered into agreements relating to our hearing screening products with Joint Purchasing Corporation and Healthtrust Purchasing Group, two group purchasing organizations. While we still make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 22% of our total revenues in 2000 and 28% and 25% of our revenues in the three and nine month periods ended September 30, 2001, respectively. Approximately 79% of the customers who bought from us under the Novation agreement in 2000 were also our customers prior to the time we entered into the Novation agreement. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with group purchasing organizations and our existing customers begin purchasing our products through those group purchasing organizations, our revenues and profit margins could decline.

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

Because we rely on distributors to sell our products in some markets outside of the United States, our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated

     We rely on our distributors for a majority of our sales outside the United States. These distributors also assist us with regulatory approvals and education of physicians and government agencies. Our revenues from sales through international distributors outside the United States represented approximately 10% of our revenues in 1999, approximately 14% of our revenues in 2000 and approximately 10% of our revenues in the nine months ended September 30, 2001. We intend to continue our efforts to increase our sales in Europe, Japan and other countries with a relatively high level of health care spending on infants. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenues could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

Our plan to expand in international markets will result in increased costs and may not be successful, which could harm our business

     We must expand the number of distributors who sell our products or increase our direct international sales presence to significantly penetrate international markets. We have only recently begun to develop a direct sales force outside the United States. For example, we acquired our United Kingdom distributor in January 2001. Effective in July 2001, we assumed our Japanese distributor's sales and support activities, allowing us direct access to redistributors of our products in Japan. As we continue to increase our direct international sales presence, we will incur higher personnel costs that may not result in additional revenues. A higher percentage of our sales to international distributors could also impair our revenues due to discounts available to these distributors. We may not realize corresponding growth in operating results from growth in international sales, due to the higher costs of sales outside of the United States. Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the United States.

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

We face other risks from foreign operations, which could reduce our operating results and harm our financial condition

     Our international operations are subject to other risks, which include:

     .   the impact of possible recessions in economies outside the United
         States;

     . political and economic instability, including instability related to terrorist attacks in the United States and abroad;

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

     We believe that Bio-logic Systems Corp., Intelligent Hearing Systems and Sonamed Corp., each of which is also currently marketing enhanced auditory brainstem response and otoacoustic hearing screening equipment products, could introduce new, lower priced hearing screening equipment that may not require an audiologist or physician to interpret its results or review its recommendations, similar to our products. For example, Bio-logic recently announced that it received FDA approval to sell its disposable products for use with our ALGO hearing screeners. We do not know the impact this FDA approval or sales efforts by Bio-logic will have on our revenues from sales of our disposable products. We believe that Chromatics Color Sciences International, Inc., Minolta Co., Ltd. and SpectRx, Inc., each of which is currently marketing skin color analysis products for bilirubin monitoring, or Johnson & Johnson and F. Hoffman-La Roche Ltd., each of which is currently marketing equipment for blood-based bilirubin or antibody tests, could also introduce new, lower-priced options for the management of newborn jaundice. Some of our competitors may have greater financial resources and name recognition or larger, more established distribution channels than we do.

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

We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. We have eight issued United States patents, seven patent applications pending before the United States Patent and Trademark Office and seven patent applications pending before foreign governmental bodies of which one European Patent Office application has been allowed and will be registered in nine European countries. We have one patent granted in Japan, six patent applications pending in Japan and one patent application pending in Hong Kong. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants and corporate partners and seek to control access to our intellectual property and the distribution of our hearing screening or hemolysis monitoring products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the patents, copyrights and trade secrets we own. The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. In addition, we cannot assure you that the patent applications we have filed to protect the features of our products that we have subsequently developed will be allowed, or will deter others from using the auditory brainstem response technology.

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

     Securities class action litigation is often brought against a company after a period of volatility of the market price of its stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. In September 2001 our stock price fell by more than 45%. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low. Any securities litigation claims brought against us could result in substantial expense and damage awards and divert our management's attention from running our business.

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

We could lose the ability to use net operating losses, which may adversely affect our financial results

     As of December 31, 2000, we had total net operating loss carryforwards of approximately $6.7 million for income tax purposes. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2007 through 2019. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We develop products in the United States and sell those products primarily in the United States, Japan and Europe. Our revenues for sales outside the United States were approximately 10% of our revenues in 1999, approximately 14% of our revenues in 2000 and approximately 17% of our revenues in the nine months ended September 30, 2001. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Historically, our sales have been generally denominated in United States dollars; however, with the formation of our Japanese subsidiary and the acquisition of our United Kingdom distributor, we expect that a portion of our operating expenses and revenues in international locations will be denominated in local currencies in the future. Historically, our exposure to foreign exchange fluctuations has been minimal. As our international sales and operations expand, however, we anticipate that our exposure to foreign currency fluctuations will increase. As all of our sales are currently made in United States dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

     Our interest income is sensitive to changes in the general level of interest rates in the United States. However, due to the nature of our short-term investments, we believe that we do not have material market risk exposure.

     Our investment policy permits us to invest funds in excess of current operating requirements in:

     . corporate securities including commercial paper, rated A1, P1 or better, and corporate debt instruments, including medium term notes and floating rate notes issued by foreign and domestic corporations, that pay in United States dollars and carry a rating of A or better;

     . bank certificates of deposit and banker's acceptances that are rated at least A1 or P1;

     . United States treasury bills, notes and bonds and United States AAA-rated agency securities that carry the direct or implied guarantee of the United States government, including notes, discount notes, medium term notes and floating rate notes;

     .    asset-backed securities rated A or better;

     . repurchase agreements with major banks and dealers that are recognized as primary dealers by the Federal Reserve Bank of New York;

     .    money market mutual funds that offer daily purchase and redemption;
          and

     . tax exempt/tax advantage investments in money market funds, variable rate demand notes, municipal notes or bonds and auction preferred municipal and corporate securities.

     In July and August 2001, we received $58.8 million in aggregate net proceeds in connection with our initial public offering after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us. We are currently investing net offering proceeds from the offering pursuant to our investment policy.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

        Between June 30, 2001 and September 30, 2001, we issued 33,633 shares of unregistered common stock upon the exercise of outstanding options to nine persons and entities at an average exercise price of $0.74 per share. The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Each recipient had adequate access to information about us through his or her relationship with us.

        We have used approximately $2.0 million of the proceeds from our initial public offering to repay the outstanding amounts on our revolving bank line of credit. The offering expenses incurred by us was approximately $2.4 million. There were no direct or indirect payments to any of our directors or officers or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. We are currently investing the net offering proceeds for further use as additional working capital. The net proceeds have been invested pursuant to our investment policy. A portion of the net proceeds may be used for the acquisition of technologies, businesses or products that are complementary to ours. Other than these amounts and future estimated capital expenditures in the amount of approximately $1.0 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

        10.18 Leasing Agreement dated June 11, 2001 between Natus Japan and Sanwa Radiator, Co. Ltd.
                 (Japanese to English translation)

        (b)   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATUS MEDICAL INCORPORATED



Dated:  November 9, 2001              By:  /s/Tim C. Johnson
                                          ______________________________________
                                            Tim C. Johnson
                                            Chief Executive Officer, President
                                            Chief Operating Officer, Secretary
                                            and Director
                                            (Principal Executive Officer)



Dated:  November 9, 2001              By:   /s/William H. Lawrenson
                                          ______________________________________
                                            William H. Lawrenson
                                            Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)