Form 10-Q
period 2002-03-31
NATUS MEDICAL INC
filed 2002-05-15
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:    000-33001

NATUS MEDICAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Industrial Road, San Carlos, CA 94070
(Address of principal executive offices) (Zip Code)

(650) 802-0400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes     ☒             No     ☐

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of March 31, 2002, was 15,930,986.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001(1)
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$15,774	$30,351
Short-term investments	35,797	22,735
Accounts receivable, net of allowance for doubtful accounts of $239 in 2002 and 2001	4,220	5,209
Inventories	4,201	3,598
Prepaid expenses and other current assets	860	655

Total current assets	60,852	62,548
Property and equipment, net	1,657	1,757
Long-term investment	329	327
Deposits and other assets	1,286	303

Total assets	$64,124	$64,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,009	$892
Notes payable	1,000	—
Accrued liabilities	2,509	2,702
Deferred revenues	323	312

Total liabilities	4,841	3,906

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 15,930,986 in 2002 and 15,864,670 in 2001	86,029	86,007
Deferred stock compensation	(602)	(767)
Accumulated deficit	(26,086)	(24,299)
Accumulated other comprehensive (loss) income	(58)	88

Total stockholders’ equity	59,283	61,029

Total liabilities and stockholders’ equity	$64,124	$64,935

(1)	Derived from the consolidated audited financial statements at December 31, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues	$6,076	$6,318
Cost of revenues*	2,516	2,428

Gross profit	3,560	3,890

Operating expenses:
Marketing and selling	3,367	2,945
Research and development	1,056	1,011
General and administrative	988	782
Amortization of deferred stock compensation*	144	288

Total operating expenses	5,555	5,026

Loss from operations	(1,995)	(1,136)
Interest income	262	24
Interest expense	(2)	—
Other expense, net	(22)	(11)

Loss before provision for income taxes	(1,757)	(1,123)
Provision for income taxes	30	1

Net loss	(1,787)	(1,124)
Accretion of redeemable convertible preferred stock	—	346

Net loss available to common stockholders	$(1,787)	$(1,470)

Basic and diluted net loss per share	$(0.11)	$(1.64)

Common shares used in computing basic and diluted net loss per share	15,887	897
* Amortization of deferred stock compensation included in:

Cost of revenues	$21	$44

Operating expenses:
Marketing and selling	$74	$149
Research and development	14	32
General and administrative	56	107

Total	$144	$288

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net loss	$(1,787)	$(1,124)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	224	177
Amortization of deferred stock compensation	165	332
Changes in operating assets and liabilities:
Accounts receivable	987	1,040
Inventories	(604)	(585)
Prepaid expenses and other current assets	(205)	(127)
Accounts payable	117	1,076
Accrued liabilities and deferred revenues	(182)	(211)

Net cash (used in) provided by operating activities	(1,285)	578

Investing activities:
Acquisition of property and equipment	(130)	(177)
Deposits and other assets	2	—
Purchases of short-term investments	(35,764)	(310)
Sales of short-term investments	22,580	302
Purchase of long-term investments	(2)	—
Cash paid for acquisition of business	—	(9)

Net cash used in investing activities	(13,314)	(194)

Financing activities:
Issuance of common stock	22	13
Deferred offering costs	—	(441)

Net cash provided by (used in) financing activities	22	(428)
Exchange rate effect on cash and equivalents	—	(7)

Net decrease in cash and equivalents	(14,577)	(51)
Cash and cash equivalents, beginning of period	30,351	681

Cash and cash equivalents, end of period	$15,774	$630

Noncash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$346

Forgiveness of convertible notes receivable and accounts receivable for acquisition of business	$—	$189

Issuance of notes payable for acquisition of other assets	$1,000	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—

Cash paid for income taxes	$57	$34

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Natus Medical Incorporated (the “Company”) believes necessary for fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and significant intercompany transactions have been eliminated. The accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements. Such estimates include allowances for potentially uncollectable accounts receivable, warranty costs and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002, and the adoption of SFAS No. 144 did not have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. The Company adopted SFAS No. 142 on January 1, 2002 and stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the Company’s financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 defines derivatives, requires all derivatives to be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133 became effective for the Company in fiscal year 2001. The Company generally does not utilize derivative instruments and had no such instruments at January 1, 2001. Therefore, the adoption of SFAS No. 133 did not have an impact on the Company’s financial position or results of operations.

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to report by major components and as a single total, the change in its net assets during the period from non-owner sources. The following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(1,787)	$(1,124)
Unrealized loss on available-for-sale securities	(122)	—
Foreign currency translation adjustment	(24)	(17)

Comprehensive loss	$(1,933)	$(1,141)

2 — Inventories

Inventories consisted of (in thousands):

	March 31, 2002	December 31, 2001
Raw materials and subassemblies	$3,017	$2,497
Finished goods	1,184	1,101

Total	$4,201	$3,598

3 — Basic and Diluted Net Loss Per Common Share

For all periods presented, both basic and diluted net loss per common share were computed by dividing the net loss available to common stockholders by the number of weighted average common shares outstanding during the respective periods. The impact of stock options could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per common share as their effect is antidilutive for the periods presented.

4 — Customer and Geographic Information

The Company operates in one reportable segment and is engaged in the design, manufacture and marketing of newborn screening products for the identification and monitoring of common medical disorders that may occur during the critical development period of infants. The nature of the Company’s products and production processes as well as the type of customers and distribution methods are consistent among all of the Company’s devices.

Revenues from customers by geographic area are as follows (in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001
United States	$5,118	$5,123
Japan	537	981
All other	421	214

Total	$6,076	$6,318

For the three months ended March 31, 2002, no sales to a single customer accounted for greater than 10% of total revenues. For the three months ended March 31, 2001, sales to one customer, a distributor, accounted for approximately 16% of total revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us” or “our company”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, the factors for acceptance of screening, incidence of newborn jaundice and hearing loss, bidding and selection processes, future results of clinical trials, our marketing, technology enhancement and product development strategies, including additional applications for our CO-Stat product, our intention to enter into agreements with group purchasing organizations, future third party reimbursement for our products, factors relating to demand for and economic advantages of our products, the effect of Medicare reform legislation, implementation of newborn hearing screening and jaundice management, future manufacturing quality and cost, hiring of additional personnel, quality of materials from suppliers, future availability of components and materials and related production delays, the proprietary nature of our products, including infringement and enforcement of proprietary rights, future competition and our ability to compete, our compliance with regulatory requirements and laws, sufficiency of our facilities, resolution and effect of legal proceedings and our dividend policy.

Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Factors Affecting Future Results,” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in, or incorporated by reference into, this report. All forward–looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward–looking statements. These forward–looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We develop, manufacture and market screening products for the detection and monitoring of common medical disorders in infants. Currently, we sell our ALGO products for hearing screening and our CO-Stat products for the analysis of hemolysis and management of jaundice.

Our revenues consist of revenues from sales of equipment and disposable supplies. We currently derive substantially all of our revenues from sales of a limited number of products. Nearly all of our revenues were from sales of our ALGO products in the three months ended March 31, 2002 and 2001. Although we commercially launched our CO-Stat product in January 2001, we expect that a substantial majority of our revenues will continue to be generated from sales of our ALGO products for at least the next two years.

Historically we have sold our products directly through our sales force in the United States and indirectly through distributors internationally. Domestic sales were 84% and 81% of our revenues during the three months ended March 31, 2002 and 2001, respectively. We plan to expand our international operations significantly because we believe international markets represent a significant growth opportunity. We acquired the distribution operations of our United Kingdom distributor in January 2001 and also began direct distribution operations in Japan in July 2001, when we acquired the activities of our Japanese distributor. We anticipate that international revenues will increase as a percent of revenues in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States. Historically, our international sales have been indirect and through distributors and have been characterized by lower gross margins due to the discount the distributors receive from our list prices.

We recognize revenues, net of discounts from product sales, including sales to distributors, upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. We generally do not provide rights of return on our products. Advance payments from customers are recorded as deferred revenues until shipment of the related product. We do provide for trade-ins of our own or competitive equipment. Trade-ins are recorded as a reduction of revenues at the time of shipping the replacement equipment, and therefore impact the margins associated with those sales. We expect trade-ins to increase soon after a major product introduction when our customers upgrade their existing equipment to newer models.

We do make provision for initial standard warranty obligations of one year and post-sale training and customer support at the time the related revenues are recognized. Revenues from extended warranty contracts are recognized ratably over the warranty period. Allowances for estimated warranty costs are estimated based on our historical results. To date, warranty and extended warranty costs have been in line with projected amounts. However, our past product warranty experience may not be indicative of the warranty costs we may experience in the future. We provide ALGO screening equipment to our customers on loan without charge while we repair or service their screening equipment.

Our net income or loss can be markedly impacted by the decisions of management regarding the level of resources applied to our business. Management, and our board of directors, makes these decisions on the basis of sales forecasts, expected customer orders, economic conditions and other factors. These costs are primarily personnel and facilities costs that are relatively fixed in the short-term and directly impact net income. In January 2001, we reorganized and expanded our domestic sales force to commercially launch and focus on our CO-Stat products. We increased spending on the marketing of our CO-Stat products in 2001 and expect to maintain these spending levels in 2002. Because we have not previously marketed newborn jaundice management products, we cannot be certain that our planned resources will be sufficient to support the launch of our CO-Stat products. In addition, we have increased international expenses by acquiring the operations of our United Kingdom distributor in January 2001, our Japanese distributor in July 2001 and increasing our support staff. We increased the number of persons dedicated to the sales and marketing of our products internationally to 20 as of March 31, 2002 from two as of January 1, 2001. Because we have not previously sold or marketed our products internationally through direct efforts, we cannot be certain that our planned resources will be sufficient to support our products in those markets.

Our net loss available to common stockholders for the three months ended March 31, 2001 includes accretion charges to increase the carrying amount of our redeemable convertible preferred stock to the amount we would have been required to pay if the preferred stock had been redeemed prior to the date of our initial public offering in July 2001. Our redeemable convertible preferred stock converted to common stock on a one-for-one basis upon the closing of our initial public offering in July 2001 and accretion ceased as of that time. We did not pay accrued dividends on the redeemable convertible preferred stock when it converted, and accrued but unpaid dividends became additional paid-in capital.

Results of Operations

The following table sets forth for the periods indicated selected consolidated statements of operations data as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Percentage of Total Revenues
	Three Months Ended March 31,
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues*	41.4	38.4

Gross profit	58.6	61.6

Operating expenses:
Marketing and selling	55.4	46.6
Research and development	17.4	16.0
General and administrative	16.2	12.4
Amortization of deferred stock compensation*	2.4	4.6

Total operating expenses	91.4	79.6

Loss from operations	(32.8)	(18.0)
Other income, net	3.9	0.2

Loss before provision for income taxes	(28.9)	(17.8)
Provision for income taxes	0.5	—

Net loss	(29.4)	(17.8)
Accretion of redeemable convertible preferred stock	—	5.5

Net loss available to common stockholders	(29.4)%	(23.3)%

* Amortization of deferred stock compensation included in:

Cost of revenues	0.3%	0.7%

Operating expenses:
Marketing and selling	1.2%	2.4%
Research and development	0.3	0.5
General and administrative	0.9	1.7

Total	2.4%	4.6%

Three Months Ended March 31, 2002 and 2001

Revenues

Our revenues consist almost exclusively of revenues from the sale of ALGO screening equipment and its related disposable supplies. Our revenues decreased $242,000, or 4%, to $6.1 million in the three months ended March 31, 2002 from $6.3 million in the three months ended March 31, 2001. This decrease was primarily attributable to a decrease in revenues from sales of our screening equipment. No end customer accounted for more than 10% of our revenues in the three months ended March 31, 2002 and 2001.

        Revenues from screening equipment decreased $753,000, or 34%, to $1.5 million in the three months ended March 31, 2002 from $2.2 million in the three months ended March 31, 2001. Lower international unit sales, particularly those in Japan, were the primary reason for the decline.

Revenues from disposable supplies increased $414,000 or 11%, to $4.3 million in the three months ended March 31, 2002 from $3.9 million in the three months ended March 31, 2001. The increase was primarily attributable to higher international sales of disposable supplies, particularly in Japan.

Revenues from sales outside the United States decreased by $236,000, or 20%, to $959,000 in the three months ended March 31, 2002 from $1.2 million in the three months ended March 31, 2001. The decrease was primarily attributable to lower screening equipment sales in Japan.

Costs of Revenues and Operating Expenses

Cost of revenues includes material costs, personnel expenses, amortization of deferred stock compensation, packaging and shipping costs, other manufacturing costs, warranty expenses and technology license fees. Our cost of revenues increased $88,000, or 4%, to $2.5 million in the three months ended March 31, 2002 from $2.4 million in the three months ended March 31, 2001. The increase in cost of revenues was primarily attributable to the increased volume of disposable supplies sold and to increased manufacturing costs during the three months ended March 31, 2001. As a percent of revenues, the cost of revenues increased to 41% in the three months ended March 31, 2002 from 38% in the three months ended March 31, 2001. The increase in cost of revenues as a percent of revenues was primarily attributable to an increase in manufacturing costs spread over fewer screening equipment unit sales and related revenues.

Marketing and selling expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Our marketing and selling expenses increased $422,000, or 14%, to $3.4 million in the three months ended March 31, 2002 from $2.9 million in the three months ended March 31, 2001. The increase in marketing and selling expenses was primarily attributable to the hiring of additional selling personnel and costs associated with the expansion of our international operations.

Research and development expenses consist of engineering costs to develop new products, enhance existing products and validate the design of our new or enhanced products. Our research and development expenses increased $45,000, or 5%, to $1.1 million in the three months ended March 31, 2002 from $1.0 million in the three months ended March 31, 2001. The increase in research and development expenses was primarily attributable to the increased use of outside consultants.

General and administrative expenses consist of corporate, finance, human resource, administrative and legal expenses. Our general and administrative expenses increased $206,000, or 26%, to $988,000 in the three months ended March 31, 2002 from $782,000 in the three months ended March 31, 2001. The increase in general and administrative expenses was primarily attributable to the hiring of additional personnel, as well as increased insurance premiums and fees for outside services.

Other income and expense consists of interest income and capital gains and losses associated with changes in our investment portfolio, interest expense, currency exchange loss and other miscellaneous income and expenses. Interest income increased $238,000 to $262,000 in the three months ended March 31, 2002 from $24,000 for the three months ended March 31, 2001. This increase was primarily attributable to investments of net proceeds remaining from our initial public offering in July 2001.

We recorded aggregate amortization of deferred stock compensation of $165,000 and $332,000 in the three months ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

As of March 31, 2002, we had cash, cash equivalents and short-term investments of $51.6 million, stockholders’ equity of $59.3 million and working capital of $56.0 million. We completed an initial public offering of 5,000,000 shares of our common stock at $11.00 per share in July 2001 and raised $51.2 million after underwriting discounts and commissions but before expenses payable by us. In August 2001, our managing underwriters exercised their right to purchase an additional 750,000 shares of our common stock at $11.00 per share for net proceeds of $7.7 million after underwriting discounts and commissions but before any expenses payable by us.

Net cash used in operating activities was $1.3 million for the three months ended March 31, 2002, compared to net cash provided by operating activities of $578,000 for the three months ended March 31, 2001. Cash used in operating activities for the three months ended March 31, 2002 resulted primarily from the net loss during the period and an increase in inventories, offset in part by non-cash items such as deferred stock compensation and depreciation and amortization and a decrease in accounts receivable. The increase in inventories primarily is associated with the needs of our wholly owned foreign operations in Japan and additional inventory associated with our ALGO 3 product. Net cash provided by operating activities for the three months ended March 31, 2001 resulted primarily from a decrease in accounts receivable, an increase in accounts payable and non-cash items such as deferred stock compensation and depreciation and amortization, offset by increases in inventory and the net loss during the three months ended March 31, 2001.

Net cash used in investing activities was $13.3 million for the three months ended March 31, 2002 and $194,000 for the three months ended March 31, 2001. Net cash used in investing activities during these periods was primarily for the purchase of short-term investments (net of sales) in the three months ended March 31, 2002 and new computers, equipment and furniture as we expanded operations in the three months ended March 31, 2001. We had no material capital expenditure commitments as of March 31, 2002 and we currently do not intend to enter into any material capital expenditure commitments for the remainder of fiscal year 2002.

Net cash provided by financing activities was $22,000 for the three months ended March 31, 2002 and net cash used by financing activities was $428,000 for the three months ended March 31, 2001. The net cash provided by financing activities for the three months ended March 31, 2002 resulted primarily from the proceeds of exercises of stock options pursuant to our stock plans. The net cash used in financing activities for the three months ended March 31, 2001 resulted primarily from deferred offering costs.

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

In March 2002, we entered into an agreement to acquire certain intellectual property and product rights of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with short-term notes payable that do not bear interest. $500,000 of the notes was due on April 1, 2002 and $500,000 of the notes will be due on July 1, 2002. We also entered into a product development agreement with respect to the acquired rights, which will involve payments in the aggregate amount of $500,000 between April 1, 2002 and March 31, 2003.

We believe that our current cash and cash equivalent balances and any cash generated from operations and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest heavily in the development of new products and enhancements to our existing products. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if we raise sufficient funds to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived

Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS No. 144 on January 1, 2002, and the adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. We adopted SFAS No. 142 on January 1, 2002 and stopped amortizing goodwill that resulted from business combinations completed prior to June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on our financial position and results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 defines derivatives, requires all derivatives to be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133 became effective for us in fiscal year 2001. We generally do not utilize derivative instruments and had no such instruments at January 1, 2001. Therefore, the adoption of SFAS No. 133 did not have an impact on our financial position or results of operations.

Factors Affecting Future Results

We have a history of losses and may experience losses in the future, which may result in the market price of our common stock declining

Since our inception, we have incurred significant net losses, including net losses available to common stockholders of $1.8 million in the three months ended March 31, 2002, $4.6 million in 2001, $1.1 million in 2000 and $1.4 million in 1999. In addition, we had an accumulated deficit of $26.1 million as of March 31, 2002. We expect to incur net losses in 2002.

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

We have relied, and expect to continue to rely, on sales of our ALGO product family for substantially all of our revenues, and a decline in sales of these products could cause our revenues to fall

Historically, we have derived substantially all of our revenues from sales of our ALGO products. Revenues from our ALGO products accounted for approximately 96% of our revenues in the three months ended March 31, 2002, approximately 97% of our revenues in fiscal 2001 and approximately 98% of our revenues in fiscal 2000. We expect that the revenues from our ALGO product family will continue to account for a substantial majority of our revenues for at least the next two years. To date, our MiniMuff product, which is a disposable ear cover for newborns, has accounted for only a small percentage of our revenues. We have not derived any significant revenues from sales of our CO-Stat products. Any factors adversely affecting the pricing of our ALGO screening equipment and related disposables or demand for our ALGO products, including physician acceptance or the selection of competing products, could cause our revenues to decline and our business to suffer.

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

•
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

In addition, if a majority of our customers were to implement enterprise-wide evaluation programs or purchase products for the entire organization at once, our sales cycle could lengthen and our revenues could be erratic from quarter to quarter. This could make our business difficult to manage. For example, in the fourth quarter of 1997, a local government agency in Belgium made a one-time purchase of equipment for each of the hospitals in its jurisdiction and approximately one year’s supply of disposables. This purchase resulted in an abnormally high level of sales during that period and the following quarter.

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

Our revenues may not grow if densely populated states and foreign countries do not adopt guidelines requiring universal newborn hearing screening or jaundice monitoring or if those guidelines have a long phase-in period

If the governments in the most densely populated states and foreign countries do not require universal screening for the disorders for which our products test, our business would be harmed and our sales may not grow. As of March 31, 2002, 36 states and the District of Columbia had mandated universal newborn hearing screening, but the phase-in of these guidelines varies widely from six months to four years. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments. Our revenues may not grow if hospitals are slow to comply with these guidelines or the applicable government provides for a lengthy phase-in period for compliance.

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

Acceptance of our products in international markets will be dependent upon the availability of adequate reimbursement or funding, as the case may be, within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country and include both government-sponsored health care and private insurance. Although we intend to seek international reimbursement or funding approvals, we may not obtain these approvals in a timely manner or at all. For instance, we are currently participating in the National Health Service’s selection process in the United Kingdom for newborn hearing screening equipment vendors for England and, potentially, Scotland and Wales. The selection process is expected to be finalized in late-2002. In the event we are not selected as a provider of newborn hearing screening equipment in the process, we will have difficulty selling our hearing screening products in the United Kingdom. Even if we are selected, we cannot be certain of the amount or timing of revenues associated with the award.

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

We market almost all of our newborn hearing screening products in the United States through a small direct sales force of 18 persons as of March 31, 2002. There are significant risks involved in building and managing our sales force and marketing our products. We may be unable to hire a sufficient number of qualified sales people with the skills and training to sell our newborn hearing screening and jaundice management products effectively. Furthermore, we do not have any agreements with distributors for sales of our CO-Stat products.

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy. If these suppliers become unwilling or unable to supply us with our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner or at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenues and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenues and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. For instance, in the quarter ended September 30, 2001, we entered into agreements relating to our hearing screening products with Joint Purchasing Corporation and Healthtrust Purchasing Group, two group purchasing organizations. While we still make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 30% of our total revenues in the three months ended March 31, 2002, approximately 25% of our total revenues in 2001 and 22% of our total revenues in 2000. Sales to members of group purchasing organizations accounted for approximately 45% of our total revenues in the three months ended March 31, 2002, approximately 35% of our total revenues in 2001 and approximately 23% of our total revenues in 2000. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with group purchasing organizations and our existing customers begin purchasing our products through those group purchasing organizations, our revenues and profit margins could decline.

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

Because we rely on distributors to sell our products in some markets outside of the United States, our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated

We rely on our distributors for a majority of our sales outside the United States. These distributors also assist us with regulatory approvals and education of physicians and government agencies. Our revenues from sales through international distributors outside the United States represented approximately 16% of our revenues in the three months ended March 31, 2002 and approximately 17% and 14% of our total revenues in 2001 and 2000. We intend to continue our efforts to increase our sales in Europe, Japan and other countries with a relatively high level of health care spending on infants. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenues could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

We believe that Bio-logic Systems Corp., Intelligent Hearing Systems and Sonamed Corp., each of which is also currently marketing enhanced auditory brainstem response and otoacoustic hearing screening equipment products, could introduce new, lower priced hearing screening equipment that may not require an audiologist or physician to interpret its results or review its recommendations, similar to our products. For example, Bio-logic recently announced that it received FDA approval to sell its disposable products for use with versions of our ALGO hearing screeners other than the ALGO 3. We do not know the impact this FDA approval or sales efforts by Bio-logic will have on our revenues from sales of our disposable products. We believe that Chromatics Color Sciences International, Inc., Minolta Co., Ltd. and SpectRx, Inc., each of which is currently marketing skin color analysis products for bilirubin monitoring, or Johnson & Johnson and F. Hoffman-La Roche Ltd., each of which is currently marketing equipment for blood-based bilirubin or antibody tests, could also introduce new, lower priced options for the management of newborn jaundice. Some of our competitors may have greater financial resources and name recognition or larger, more established distribution channels than we do.

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

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

As of December 31, 2001, we had total federal and state net operating loss carryforwards of approximately $8.0 million and $1.7 million, respectively, available to reduce future taxable income. If not utilized to offset taxable income in future periods, these net operating loss carryforwards will expire in various amounts beginning in 2003 and continuing through 2021. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

In addition, United States income tax law imposes limitations on the ability of corporations to use net operating loss carryforwards if the corporation experiences a more than 50% change in ownership during any three-year period. We cannot assure you that we will not take actions, such as the issuance of additional stock, that would cause an ownership change to occur. Accordingly, we may be limited to the amount we can use in any given year, so even if we have substantial net income, we may not be able to use our net operating loss carryforwards before they expire. In addition, the net operating loss carryforwards are subject to examination by the Internal Revenue Service, or IRS, and are thus subject to adjustment or disallowance resulting from any such IRS examination.

If we are unable to use our net operating loss carryforwards to offset our taxable income, our future tax payments will be higher and our financial results may suffer.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell those products primarily in the United States, Japan and Europe. Our revenues for sales outside the United States were approximately 17% of our total revenues in 2001, approximately 14% of our total revenues in 2000 and approximately 16% of our revenues in the three months ended March 31, 2002. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Prior to our acquisition of the distribution activities of our top-tier distributor in Japan and our acquisition of our distributor in the United Kingdom, our sales generally were denominated in United States dollars. Since that time, our expenses and revenues in these counties have increasingly begun to be denominated in the applicable foreign currency. As our operations in Japan and the United Kingdom increase, we expect that our exposure to foreign currency fluctuations will increase. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the three months ended March 31, 2002. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Changes in exchange rates also may affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and make our products less competitive in those countries.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at March 31, 2002 through the date of maturity on those investments.

The fair value of our available-for-sale securities are also sensitive to changes in the general level of interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. If market rates were to increase by 10% from levels at March 31, 2002, the fair value of our portfolio would decline by an immaterial amount. Additionally, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2002. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales or securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

Our investment policy permits us to invest funds in excess of current operating requirements in:

•
corporate securities including commercial paper, rated A1, P1 or better, and corporate debt instruments, including medium term notes and floating rate notes issued by foreign and domestic corporations, that pay in United States dollars and carry a rating of A or better;

•	bank certificates of deposit and banker’s acceptances that are rated at least A1 or P1;

•
United States treasury bills, notes and bonds and United States AAA-rated agency securities that carry the direct or implied guarantee of the United States government, including notes, discount notes, medium term notes and floating rate notes;

•	asset-backed securities rated A or better;

•	repurchase agreements with major banks and dealers that are recognized as primary dealers by the Federal Reserve Bank of New York;

•	money market mutual funds that offer daily purchase and redemption; and

•	tax exempt/tax advantage investments in money market funds, variable rate demand notes, municipal notes or bonds and auction preferred municipal and corporate securities.

In July and August 2001, we received $58.8 million in aggregate net proceeds in connection with our initial public offering after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us. We are currently investing net offering proceeds from the offering pursuant to our investment policy.

PART II.    OTHER INFORMATION

Item 2 .    Changes in Securities and Use of Proceeds

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

In March 2002, we entered into an agreement to acquire certain intellectual property and product rights for $1.0 million. We financed the acquisition with short-term notes payable that do not bear interest. $500,000 of the notes was due on April 1, 2002 and $500,000 of the notes will be due on July 1, 2002. We also entered into a product development agreement with respect to the acquired rights, which will involve payments in the aggregate amount of $500,000 between the second quarter of fiscal year 2002 and the first quarter of fiscal year 2003.

A portion of the net proceeds may be used for other acquisitions of technologies, businesses or products that are complementary to ours. Other than these amounts and future estimated capital expenditures in the amount of approximately $1.0 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.19        Severance Agreement and Release dated March 8, 2002 between Registrant and Terese M. Baker

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 15, 2002	By:	/s/ TIM C. JOHNSON
Tim C. Johnson Chief Executive Officer, President Chief Operating Officer and Director (Principal Executive Officer)

Dated:	May 15, 2002	By:	/s/ WILLIAM H. LAWRENSON
William H. Lawrenson Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

Natus Medical Incorporated

Index to Exhibits

Exhibit No.	Description
10.19	Severance Agreement and Release dated March 8, 2002 between Registrant and Terese M. Baker