Form 10-Q
period 2002-06-30
NATUS MEDICAL INC
filed 2002-08-14
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of June 30, 2002, was 16,079,894.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2002	December 31, 2001(1)
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$23,751	$30,351
Short-term investments	25,840	22,735
Accounts receivable, net of allowance for doubtful accounts of $193 in 2002 and $239 in 2001	4,416	5,209
Inventories	3,972	3,598
Prepaid expenses and other current assets	695	655

Total current assets	58,674	62,548
Property and equipment, net	1,654	1,757
Long-term investment	331	327
Deposits and other assets	1,289	303

Total assets	$61,948	$64,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$807	$892
Notes payable	500	—
Accrued liabilities	2,542	2,702
Deferred revenues	354	312

Total liabilities	4,203	3,906

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 16,079,894 in 2002 and 15,864,670 in 2001	86,366	86,007
Deferred stock compensation	(448)	(767)
Accumulated deficit	(28,080)	(24,299)
Accumulated other comprehensive (loss) income	(93)	88

Total stockholders’ equity	57,745	61,029

Total liabilities and stockholders’ equity	$61,948	$64,935

(1)	Derived from the consolidated audited financial statements at December 31, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$6,470	$7,243	$12,546	$13,561
Cost of revenues*	2,920	2,710	5,436	5,138

Gross profit	3,550	4,533	7,110	8,423

Operating expenses:
Marketing and selling	3,567	3,026	6,934	5,971
Research and development	1,275	1,018	2,331	2,029
General and administrative	991	954	1,979	1,736
Amortization of deferred stock compensation*	136	284	280	572

Total operating expenses	5,969	5,282	11,524	10,308

Loss from operations	(2,419)	(749)	(4,414)	(1,885)

Interest income	238	3	500	22
Interest expense	(3)	(21)	(5)	(21)
Other income (expense), net	228	(5)	206	(11)

Loss before provision for income taxes	(1,956)	(772)	(3,713)	(1,895)
Provision for income taxes	38	—	68	1

Net loss	(1,994)	(772)	(3,781)	(1,896)
Accretion of redeemable convertible preferred stock	—	346	—	692

Net loss available to common stockholders	$(1,994)	$(1,118)	$(3,781)	$(2,588)

Basic and diluted net loss per share	$(0.12)	$(1.22)	$(0.24)	$(2.85)

Common shares used in computing basic and diluted net loss per share	16,040	916	15,964	907

* Amortization of deferred stock compensation included in:
Cost of revenues	$18	$42	$39	$83

Operating expenses:
Marketing and selling	$78	$150	$152	$299
Research and development	11	28	25	60
General and administrative	47	106	103	213

Total	$136	$284	$280	$572

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Operating activities:
Net loss	$(3,781)	$(1,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	487	368
Amortization of deferred stock compensation	319	655
Changes in operating assets and liabilities:
Accounts receivable	718	349
Inventories	(409)	(285)
Prepaid expenses and other current assets	(44)	(174)
Accounts payable	(85)	547
Accrued liabilities and deferred revenues	(143)	129

Net cash used in operating activities	(2,938)	(307)

Investing activities:
Acquisition of property and equipment	(348)	(309)
Deposits and other assets	(504)	(102)
Purchases of short-term investments	(37,767)	(310)
Sales of short-term investments	34,614	302
Cash paid for acquisition of business	—	(9)

Net cash used in investing activities	(4,005)	(428)

Financing activities:
Issuance of common stock	359	44
Borrowings on bank loans	—	2,000
Deferred offering costs	—	(771)

Net cash provided by financing activities	359	1,273
Exchange rate effect on cash and equivalents	(16)	(6)

Net (decrease) increase in cash and equivalents	(6,600)	532
Cash and cash equivalents, beginning of period	30,351	681

Cash and cash equivalents, end of period	$23,751	$1,213

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$692

Forgiveness of convertible notes receivable and accounts receivable for acquisition of business	$—	$189

Issuance of notes payable for acquisition of other assets	$500	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$21

Cash paid for income taxes	$83	$34

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Natus Medical Incorporated (“Natus,” “we,” “us” or “the Company”) believes necessary for fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and significant intercompany transactions have been eliminated. The accompanying financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in our Annual Report on Form 10-K.

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

Revenue Recognition

We recognize revenues, net of discounts, from product sales, including sales to distributors, upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. Rights of return are generally not provided. Advance payments from customers are recorded as deferred revenue until shipment of the related product. We provide for trade-ins of our own or competitive equipment. Trade-ins are recorded as a reduction of revenue at the time of shipping the replaced equipment. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized. Revenues from extended warranty contracts are recognized ratably over the warranty period.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. We adopted SFAS No. 142 on January 1, 2002 and stopped amortizing immaterial amounts of goodwill that resulted from business combinations completed prior to June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on our financial position or results of operations.

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, we are required to report by major components and as a single total, the change in its net assets during the period from non-owner sources. The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(1,994)	$(772)	$(3,781)	$(1,896)
Unrealized gain (loss) on available-for-sale securities	74	—	(48)	—
Foreign currency translation adjustment	(109)	25	(133)	8

Comprehensive loss	$(2,029)	$(747)	$(3,962)	$(1,888)

2—Inventories

Inventories consisted of (in thousands):

	June 30, 2002	December 31, 2001
Raw materials and subassemblies	$2,947	$2,497
Finished goods	1,025	1,101

Total	$3,972	$3,598

3—Basic and Diluted Net Loss Per Common Share

For all periods presented, both basic and diluted net loss per common share were computed by dividing the net loss available to common stockholders by the number of weighted average common shares outstanding during the respective periods. Stock options to purchase approximately 802,000 shares and 788,000 shares as of June 30, 2002 and 2001, respectively, were not dilutive and, therefore, were not included in the computation of diluted net loss per common share amounts.

4—Customer and Geographic Information

We operate in one reportable segment and are engaged in the design, manufacture and marketing of newborn screening products for the identification and monitoring of common medical disorders that may occur during the critical development period of infants. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our devices.

Revenues from customers by geographic area were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
United States	$5,589	$5,907	$10,707	$11,030
Japan	445	947	982	1,928
All other	436	389	857	603

Total	$6,470	$7,243	$12,546	$13,561

For both the three and the six months ended June 30, 2002, no sales to a single customer accounted for greater than 10% of total revenues. Sales to one customer, a distributor, accounted for approximately 13% and 14% of the total revenues for the three and six months ended June 30, 2001, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us” or “our Company”). These statements include, among other things, statements concerning our future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, the factors for acceptance of screening, incidence of newborn jaundice and hearing loss, bidding and selection processes, future results of clinical trials, our introduction of new disposable products for hearing screening, our marketing, technology enhancement and product development strategies, including additional applications for our CO-Stat product, our intention to enter into agreements with group purchasing organizations, future third party reimbursement for our products, factors relating to demand for and economic advantages of our products, the effect of Medicare reform legislation, implementation of newborn hearing screening and jaundice management, future manufacturing quality and cost, hiring of additional personnel, quality of materials from suppliers, future availability of components and materials and related production delays, the proprietary nature of our products, including infringement and enforcement of proprietary rights, future competition and our ability to compete, our compliance with regulatory requirements and laws, sufficiency of our facilities, resolution and effect of legal proceedings and our dividend policy.

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

Overview

We develop, manufacture and market products for the detection and management of common medical disorders in infants. Currently, we sell our ALGO products for hearing screening and our Natus CO-Stat™ products for the analysis of hemolysis and management of jaundice.

Our revenues consist of revenues from sales of equipment and disposable supplies. We currently derive substantially all of our revenues from sales of a limited number of products. Nearly all of our revenues were from sales of our ALGO products in the three and six months ended June 30, 2002 and 2001. Although we commercially launched our CO-Stat product in January 2001, we expect that a substantial majority of our revenues will continue to be generated from sales of our ALGO products for at least the next two years.

Historically we have sold our products directly through our sales force in the United States and indirectly through distributors internationally. Domestic sales were 86% and 82% of our revenues during the three months ended June 30, 2002 and 2001, respectively. Domestic sales were 85% and 81% of our revenues during the six months ended June 30, 2002 and 2001, respectively. We plan to continue to invest in expanding our international operations because we believe international markets represent a significant growth opportunity. We acquired the distribution operations of our United Kingdom distributor in January 2001 and also began direct distribution operations in Japan in July 2001, when we acquired the activities of our Japanese distributor. The results of operations of these acquired businesses have been included in our consolidated results from those dates. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States. Prior to 2001, most of our international sales have been through distributors and have been characterized by lower gross margins due to the discount the distributors receive from our list prices.

We recognize revenue, net of discounts, from product sales, including sales to distributors, upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. We generally do not provide rights of return on our products. We, however, do make provision for initial standard warranty obligations of one year and post-sale training and customer support at the time the related revenue is recognized. Revenues from extended warranty contracts are recognized ratably over the warranty period. Advance payments from customers are recorded as deferred revenue until shipment of the related product. Our reserve for bad debts is also estimated based in part on our historical results and in part on judgments on our ability to collect current accounts receivable. To date, bad debts expenses have been substantially in line with projected amounts. It is often difficult and costly to enforce debt in international markets where collection efforts take place in countries where we have no permanent physical presence. Our past bad debt experience may not be indicative of the bad debt expenses we may experience in the future. Allowances for estimated warranty costs are estimated based on our historical results. To date, warranty and extended warranty costs have been in line with projected amounts. However, our past product warranty experience may not be indicative of the warranty costs we may experience in the future. We provide ALGO screening equipment to our customers on loan without charge while we repair or service their screening equipment. Similarly, our reserve for excess and obsolete inventory is also estimated based in part on our historical results and in part on expectations of future product sales. To date excess and obsolete inventory costs have been substantially in line with projected amounts. Our past experience may not be indicative of the excess and obsolete inventory costs we may experience in the future.

The American Academy of Pediatrics has reported that neonatal jaundice is one of the biggest medical problems facing newborn babies. Our Natus Co-Stat™ End Tidal Breath Analyzer is a point of care non-invasive device that clinicians can use for the management of neonatal jaundice. In January 2001 we reorganized and expanded our domestic sales force to commercially launch CO-Stat. We expect to maintain spending on marketing to and educating the pediatric community to help address this common, but treatable newborn medical condition. Because we have not previously marketed newborn jaundice management products we cannot be certain that our planned resources will be sufficient to support the expansion of sales of our CO-Stat products.

We capitalize the initial cost of obtaining patents and amortize these costs over their expected future lives. In March 2002, we acquired technology patents from a third party at a cost of $1 million. We will review the intangible assets annually for impairment. We have expressed our intention to acquire other technologies, patents and new products. We may not be successful in marketing those new products or products derived from, or protected by, such technologies and patents. In addition, the expected lives of such assets may need to be adjusted based on future knowledge and events. Claims made in patents may be challenged and refuted. As a result, the value of such technologies, patents or products may be impaired which could result in reducing the then carrying value or accelerating the rate of amortization of the value of such assets.

Our net loss available to common stockholders during 2001 included accretion charges to increase over time the carrying amount of our redeemable convertible preferred stock to the amount we would be required to pay if the preferred stock were to be redeemed through the date of our initial public offering in July 2001. Our redeemable convertible preferred stock converted to common stock on a one-for-one basis upon the closing of our initial public offering in July 2001. We did not pay accrued dividends on the redeemable convertible preferred stock when it converted, and accrued but unpaid dividends became additional paid-in capital.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	45.1	37.4	43.3	37.9

Gross profit	54.9	62.6	56.7	62.1

Operating expenses:
Marketing and selling	55.1	41.8	55.3	44.0
Research and development	19.7	14.1	18.6	15.0
General and administrative	15.4	13.1	15.8	12.8
Amortization of deferred stock compensation*	2.1	3.9	2.2	4.2

Total operating expenses	92.3	72.9	91.9	76.0

Loss from operations	(37.4)	(10.3)	(35.2)	(13.9)

Other income, net	7.2	(0.3)	5.6	(0.1)

Loss before provision for income taxes	(30.2)	(10.6)	(29.6)	(14.0)
Provision for income taxes	0.6	0.0	0.5	0.0

Net loss	(30.8)	(10.6)	(30.1)	(14.0)
Accretion of redeemable convertible preferred stock	—	4.8	—	5.1

Net loss available to common stockholders	(30.8)%	(15.4)%	(30.1)%	(19.1)%

* Amortization of deferred stock compensation included in:

Cost of revenues	0.3%	0.5%	0.3%	0.6%

Operating expenses:
Marketing and selling	1.2%	2.0%	1.2%	2.2%
Research and development	0.2	0.4	0.2	0.4
General and administrative	0.7	1.5	0.8	1.6

Total	2.1%	3.9%	2.2%	4.2%

Three and Six Months Ended June 30, 2002 and 2001

Revenues

Our revenues consist almost exclusively of revenues from the sale of ALGO screening equipment and its related disposable supplies. Our revenues decreased $773,000, or 11%, to $6.5 million in the three months ended June 30, 2002 from $7.2 million in the three months ended June 30, 2001. This decrease was primarily attributable to a decrease in revenues from screening equipment. Our revenues decreased $1.0 million, or 7%, to $12.5 million in the six months ended June 30, 2002 from $ 13.6 million in the six months ended June 30, 2001. No end customer accounted for more than 10% of our revenues in the three or six months ended June 30, 2002 and 2001. Sales to our Japanese distributor, Nippon Eurotec, accounted for 13% of our revenues in the three months ended June 30, 2001.

Revenues from ALGO hearing screening equipment decreased by $690,000, or 29%, to $1.7 million in the three months ended June 30, 2002 from $2.4 million in the three months ended June 30, 2001. Revenues from screening equipment decreased by $1.4 million, or 31%, to $3.2 million in the six months ended June 30, 2002 from $4.6 million in the six months ended June 30, 2001. Lower sales in Japan were the primary reason for the declines. In early 2001, we introduced the ALGO Portable hearing screener into the Japanese market. This new product introduction significantly increased equipment sales in Japan during the first half of 2001. There were no similar product introductions in Japan in 2002. Additionally, the economy in Japan remains weak and resulted in a reduced rate of introduction of new infant hearing screening programs.

Revenues from ALGO disposable supplies decreased by $153,000, or 3%, to $4.5 million in the three months ended June 30, 2002 from $4.6 million in the three months ended June 30, 2001. Revenues from disposable supplies increased $262,000, or 3%, to $8.8 million in the six months ended June 30, 2002 from $8.6 million in the six months ended June 30, 2001. Sales of our ALGO Ear Coupler in the three months ended June 30, 2002 were adversely impacted by the introduction of competitive products, as well as slower than expected sales in international markets. We have also encountered delays in bringing our new ALGO 3 Flexicoupler supply into full production, which limited their availability.

Revenues from sales outside the United States decreased by $456,000, or 34%, to $881,000 in the three months ended June 30, 2002 from $1.3 million in the three months ended June 30, 2001. Revenues from sales outside the United States decreased $692,000, or 27%, to $1.8 million in the six months ended June 30, 2002 from $2.5 million in the six months ended June 30, 2001. These decreases were due primarily to lower quantities of screening equipment sold in Japan during the six months ended June 30, 2002, as compared to early fiscal 2001 when we introduced the ALGO portable to the Japanese market.

Costs of Revenues and Operating Expenses

Cost of revenues includes material costs, personnel expenses, amortization of deferred stock compensation, packaging and shipping costs, other manufacturing costs, warranty expenses and technology license fees. Our cost of revenues increased $210,000, or 8%, to $2.9 million in the three months ended June 30, 2002 from $2.7 million in the three months ended June 30, 2001.

Cost of revenues as a percent of total revenues was 45.1% in the three months ended June 30, 2002, compared with 37.4% reported in the three months ended June 30, 2001. Cost of revenues as a percentage of total revenues was adversely impacted by higher early production costs associated with the ALGO 3 product line and increased manufacturing costs. We expect the ALGO 3 product costs to reduce in the future as we recognize the benefits of lower cost components and improvements in the manufacturing process. Cost of revenues for screening equipment as a percent of total revenues was adversely impacted by a higher manufacturing costs and higher trade-ins in the three months ended June 30, 2002 than in the three months ended June 30, 2001 and increased participation by customers buying under group purchasing organization contracts. While providing an opportunity for increasing revenues, trade-ins and group purchasing organization contracts typically also have the impact of lowering both the selling prices and the gross margins on such sales transactions.

Our cost of revenues increased $298,000, or 6%, to $5.4 million in the six months ended June 30, 2002 from $5.1 million in the six months ended June 30, 2001. The increase was due primarily to increases in our manufacturing costs. As a percent of revenues, the cost of revenues increased to 43.3% in the six months ended June 30, 2002 from 37.9% in the six months ended June 30, 2001. The reduction in gross profits as a percent of revenues in the six months ended June 30, 2002 was primarily a result of lower unit selling prices for screening equipment due to increased trade-in allowances, lower unit prices associated with an increased participation by customers buying under group purchasing organization contracts and higher initial production costs associated with the introduction of the ALGO 3 product line.

Marketing and selling expenses consist primarily of salaries, commissions, travel and promotional and advertising costs. Our marketing and selling expenses increased $541,000, or 18%, to $3.6 million in the three months ended June 30, 2002 from $3.0 million in the three months ended June 30, 2001. Our marketing and selling expenses increased $963,000, or 16%, to $6.9 million in the six months ended June 30, 2002 from $6.0 million in the six months ended June 30, 2001. The increases are primarily attributable to the increased costs of operating our Japanese subsidiary that were not present during the first half of 2001. We did not operate in Japan until July 2001. Costs also increased as a result of the full-year impact of the expansion of the domestic CO-Stat sales force that was phased in during the first half of 2001.

Research and development expenses consist of engineering costs to develop new products, enhance existing products and validate the design of our new or enhanced products. Our research and development expenses increased $257,000, or
25%, to $1.3 million in the three months ended June 30, 2002 from $1.0 million in the three months ended June 30, 2001. Our research and development expenses increased $302,000, or 15%, to $2.3 million in the six months ended June 30, 2002 from $2.0 million in the three months ended June 30, 2001. Increased use of outside consultants for new product development was the primary cause of the increases.

General and administrative expenses consist of corporate, finance, human resource, administrative and legal expenses. Our general and administrative expenses increased $37,000, or 4%, to $991,000 in the three months ended June 30, 2002 from $954,000 in the three months ended June 30, 2001. Our general and administrative expenses increased $243,000, or 14%, to $2.0 million in the six months ended June 30, 2002 from $1.7 million in the six months ended June 30, 2001. The increases in costs are primarily associated with increases in payroll costs as well as other costs associated with becoming a public company.

We recorded aggregate amortization of deferred stock compensation of $154,000 and $326,000 in the three months ended June 30, 2002 and 2001, respectively. We recorded aggregate amortization of deferred stock compensation of $319,000 and $655,000 in the six months ended June 30, 2002 and 2001, respectively.

Other income and expense consists of interest income and capital gains and losses associated with changes in our investment portfolio, interest expense, currency exchange loss and other miscellaneous income and expenses. Other income increased $235,000 to $238,000 in the three months ended June 30, 2002 from $3,000 for the three months ended June 30, 2001. Other income increased $478,000 to $500,000 in the six months ended June 30, 2002 from $22,000 for the six months ended June 30, 2001. The increase was associated with the investment of the remaining net proceeds of our initial public offering in July of 2001.

Foreign exchange gains were $228,000 in the three months ended June 30, 2002 and $208,000 in the six months ended June 30, 2002. Exchange gains and losses were insignificant in 2001. The gains resulted primarily from reductions in local currency equivalents of U.S. Dollar obligations associated with the recent weakening of the U.S. Dollar against the British Pound and the Japanese Yen. Such gains were partially offset by unrealized translation losses that are not included in net income, but that were reported as a component of other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2002, we had cash, cash equivalents and short-term investments of $49.6 million, stockholders’ equity of $57.7 million and working capital of $54.5 million. We completed an initial public offering of 5,000,000 shares of our common stock at $11.00 per share in July 2001 and raised $51.2 million after underwriting discounts and commissions but before expenses payable by us. In August 2001, our managing underwriters exercised their right to purchase an additional 750,000 shares of our common stock at $11.00 per share for net proceeds of $7.7 million after underwriting discounts and commissions but before any expenses payable by us.

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2002, compared to net cash used in operating activities of $307,000 for the six months ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2002 resulted primarily from the net loss during the period and an increase in inventories, offset in part by non-cash items such as deferred stock compensation and depreciation and amortization and a decrease in accounts receivable. The increase in inventories was due primarily to having inventory at our Japanese subsidiary at June 30, 2002, compared with inventory in Japan having been owned by our independent distributor in 2001, as well as additional domestic inventory associated with the ALGO 3 product line. Net cash used in operating activities for the six months ended June 30, 2001 resulted primarily from the net loss during the period and increases in inventory partially offset by a decrease in accounts receivable, an increase in accounts payable and non-cash items such as deferred stock compensation and depreciation and amortization during the six months ended June 30, 2001.

Net cash used in investing activities is strongly impacted by the amount of cash needed to fund operations and investment choices associated with excess cash. Net cash used in investing activities was $4.0 million for the six months ended June 30, 2002 and $428,000 for the six months ended June 30, 2001. Net cash used in investing activities during these periods was primarily for the purchase of short-term investments (net of sales) in the six months ended June 30, 2002 and new computers, equipment and furniture as we expanded operations in the six months ended June 30, 2001. Our decision to hold investments in one form or another is driven primarily by the rate of return on the investment at the time of renewal versus the risks associated with the investment. Because we do not want to be considered an investment company the types of investments we may make are limited. We select from appropriate available cash equivalent investments and short-term government issuances based on investment yields and other criteria at the time of renewing expired time deposits. As cash equivalent investments are reported as cash, and short term government issuances are reported under investing activities. Fluctuations in cash and investing activities are often attributable to these investment decisions. We had no material capital expenditure commitments as of June 30, 2002 and we currently do not intend to enter into any material capital expenditure commitments for the remainder of 2002. We have a $327,000 interest-bearing certificate of deposit with a bank that matures in April 2004. This investment was assigned to a bank in February 1999 to guarantee a loan on a primary residence of an officer totaling $250,000 plus accrued interest. The sole collateral for this guarantee is 27,088 shares of our stock that is held by the officer. Due to this arrangement, we have classified the investment as held to maturity.

Net cash provided by financing activities was $359,000 for the six months ended June 30, 2002 and $1.3 million for the six months ended June 30, 2001. The net cash provided by financing activities for the six months ended June 30, 2002 resulted primarily from the proceeds of purchases of stock by employees pursuant to our stock option and purchase plans. The net cash used in financing activities for the six months ended June 30, 2001 resulted primarily from the proceeds of purchases of stock by employees pursuant to our stock option and short-term borrowing under our then line of credit, net of deferred offering costs.

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

In March 2002, we entered into an agreement to acquire certain intellectual property and technology patents of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with short-term notes payable that do not bear interest. $500,000 of the notes was paid on April 1, 2002 and $500,000 of the notes will be due on July 1, 2002. We also entered into a product development agreement with respect to the acquired rights, which will involve payments in the aggregate amount of $500,000 between April 1, 2002 and June 30, 2003.

We believe that our current cash and cash equivalent balances and any cash generated from operations and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest heavily in the development of new products and enhancements to our existing products and in both existing and new product distribution domestically and overseas. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if our current funds are sufficient to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time, particularly if we invest significant amounts in the acquisition of businesses and products. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

Factors Affecting Future Results

We have a history of losses and may experience losses in the future, which may result in the market price of our common stock declining

Since our inception, we have incurred significant net losses, including net losses available to common stockholders of $3.8 million in the six months ended June 30, 2002, $4.6 million in 2001 and $1.1 million in 2000. In addition, we had an accumulated deficit of $28.1 million as of June 30, 2002. We expect to incur net losses in 2002.

We anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to invest in research and development to enhance our ALGO and CO-Stat products and develop new technologies;

•	develop additional applications for our current technology, such as the use of our CO-Stat breath analyzer for the detection of pre-term labor and pre-eclampsia;

•	increase our marketing and selling activities, particularly outside the United States;

•	continue to increase the size and number of locations of our customer support organization; and

•	develop additional infrastructure and hire additional management and other employees to keep pace with our growth.

As a result of these increased expenses, we will need to generate significantly higher revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it. If we do not achieve and maintain profitability, the market price of our common stock is likely to decline, perhaps substantially.

We have relied, and expect to continue to rely, on sales of our ALGO product family for substantially all of our revenues, and a decline in sales of these products could cause our revenues to fall

Historically, we have derived substantially all of our revenues from sales of our ALGO products. Revenues from our ALGO products accounted for approximately 95% of our revenues in the six months ended June 30, 2002, approximately 97% of our revenues in 2001 and approximately 98% of our revenues in 2000. We expect that the revenues from our ALGO product family will continue to account for a substantial majority of our revenues for at least the next two years. To date, our MiniMuff product, which is a disposable ear cover for newborns, has accounted for only a small percentage of our revenues. We have not derived any significant revenues from sales of our CO-Stat products. Any factors adversely affecting the pricing of our ALGO screening equipment and related disposables or demand for our ALGO products, including physician acceptance or the selection of competing products, could cause our revenues to decline and our business to suffer.

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

A sluggish economy as a result of terrorist attacks could have an adverse effect on our business

The September 11, 2001 terrorist attacks in New York and Washington D.C. contributed to the slowdown in the United States economy and the economies of other countries. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Economic and political uncertainties, both domestically and abroad, resulting from these attacks have resulted in declines in new technology investments by our customers, including investment in our products. In addition, at least during the short term, some hospitals focused their resources on emergency preparedness and issues related to readiness for disasters rather than on compliance with newborn hearing screening mandates to take effect. For example, we did not receive product orders that we anticipated in the weeks after the terrorist attacks, which resulted in a decline in revenues in the quarter ended September 30, 2001. New rules and regulations that went into effect in New York in October 2001 require inpatient hearing screening for newborns under certain circumstances. We did not receive the orders we anticipated that we would have received late in the quarter ended September 30, 2001 from the adoption of these rules and regulations. We do not know what further effect future terrorist attacks, or resulting military actions by the United States, could have on our business, revenues or results of operations. If our customers or potential customers defer or cancel purchases of our products, our revenues will be adversely affected, which would harm our results of operations and financial condition.

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

Our operating results have been and may continue to be subject to seasonal fluctuations

We experience seasonality in the sale of our screening equipment. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter. We anticipate that we will continue to experience relatively lower sales in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, many of which are government agencies. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. These seasonal factors may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which the summer slow down, capital budgeting and customer purchasing cycle variations may make our revenues unpredictable in the future.

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

Our future growth and profitability will depend on our ability to begin commercial, volume sales of our CO-Stat products

We introduced our CO-Stat product family for clinical research uses in July 1999 and began commercially marketing it in January 2001. To date, CO-Stat products have accounted for only a limited portion of our revenues and we have sold only 21 CO-Stat analyzers. We have limited experience marketing our CO-Stat product for commercial use. However, our future growth and profitability will depend on our ability to commercially sell our CO-Stat products and to sell our CO-Stat products in volume. We cannot be certain that our entry into the hemolysis monitoring segment of the newborn testing market with our CO-Stat products will be successful, that the hemolysis monitoring market will develop at all or that physicians, governments or other third party payors will accept and adopt these products.

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

Our revenues may not grow if densely populated states and foreign countries do not adopt guidelines requiring universal newborn hearing screening or jaundice monitoring or if those guidelines have a long phase-in period

If the governments in the most densely populated states and foreign countries do not require universal screening for the disorders for which our products test, our business would be harmed and our sales may not grow. As of June 30, 2002, 37 states and the District of Columbia had mandated universal newborn hearing screening, but the phase-in of these guidelines varies widely from six months to four years. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments. Our revenues may not grow if hospitals are slow to comply with these guidelines or the applicable government provides for a lengthy phase-in period for compliance.

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

Acceptance of our products in international markets will be dependent upon the availability of adequate reimbursement or funding, as the case may be, within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country and include both government-sponsored health care and private insurance. Although we intend to seek international reimbursement or funding approvals, we may not obtain these approvals in a timely manner or at all. For instance, we are currently participating in the National Health Service’s selection process in the United Kingdom for newborn hearing screening equipment vendors for England and, potentially, Scotland and Wales. We have been advised that we were selected as an approved vendor of hearing screening products for the National Health Service, however, the contracting process has been delayed. In the event we do not receive a significant award under the contract to provide newborn hearing screening equipment to the National Health Service, we will have difficulty selling our hearing screening products in the United Kingdom. We cannot be certain of the amount or timing of revenues associated with the award.

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

We market almost all of our newborn hearing screening products in the United States through a small direct sales force of 18 persons as of June 30, 2002. There are significant risks involved in building and managing our sales force and marketing our products. We may be unable to hire a sufficient number of qualified sales people with the skills and training to sell our newborn hearing screening and jaundice management products effectively. Furthermore, we do not have any agreements with distributors for sales of our CO-Stat products.

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During the second quarter of 2002, we experienced delays on the part of a supplier to provide us with volume production of our new ALGO 3 Flexicoupler supplies. If these suppliers become unwilling or unable to supply us with our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner or at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenues and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenues and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. For instance, in the three months ended June 2002, we entered into agreements relating to our hearing screening products with Broadlane, Inc. a supply cost management company. While we still make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 30% of our total revenues in the six months ended June 30, 2002, approximately 25% of our total revenues in 2001 and 22% of our total revenues in 2000. Sales to members of group purchasing organizations accounted for approximately 47% of our total revenues in the six months ended June 30, 2002, approximately 35% of our total revenues in 2001 and approximately 23% of our total revenues in 2000. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with group purchasing organizations and our existing customers begin purchasing our products through those group purchasing organizations, our revenues and profit margins could decline.

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

Because we rely on distributors to sell our products in some markets outside of the United States, our revenues could decline if our existing distributors do not continue to purchase products from us or if our relationship with any of these distributors is terminated

We rely on our distributors for a majority of our sales outside the United States. These distributors also assist us with regulatory approvals and education of physicians and government agencies. Our revenues from sales through international distributors outside the United States represented approximately 11% of our revenues in the six months ended June 30, 2002 and approximately 14% of our total revenues in each of 2001 and 2000. We intend to continue our efforts to increase our sales in Europe, Japan and other countries with a relatively high level of health care spending on infants. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenues could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

Our operating results may suffer because of foreign currency exchange rate fluctuations or strengthening of the United States dollar relative to local currencies

Prior to January 2001, substantially all of our sales contracts have provided for payment in United States dollars. However, our subsidiary in Japan assumed the activities of our top-tier distributor in Japan in July 2001 and our United Kingdom subsidiary acquired our distributor in the United Kingdom in January 2001. Since that time, our revenues and expenses in these countries have increasingly begun to be denominated in the applicable foreign currency. We also have begun to sell our products in other local currencies as we expand our direct international sales. To date, we have not undertaken any foreign currency hedging transactions, and as a result, our future revenues and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Furthermore, a strengthening of the dollar could make our products less competitive in foreign markets. In addition, fluctuations in currencies could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies.

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

We believe that Bio-logic Systems Corp., Intelligent Hearing Systems and Sonamed Corp., each of which is also currently marketing enhanced auditory brainstem response and otoacoustic hearing screening equipment products, could introduce new, lower priced hearing screening equipment that may not require an audiologist or physician to interpret its results or review its recommendations, similar to our products. For example, Bio-logic recently announced that it received FDA approval to sell its disposable products for use with versions of our ALGO hearing screeners other than the ALGO 3. The sales of these products has adversely impacted our revenues from sales of our disposable products. We believe that Chromatics Color Sciences International, Inc., Minolta Co., Ltd. and SpectRx, Inc., each of which is currently marketing skin color analysis products for bilirubin monitoring, or Johnson & Johnson and F. Hoffman-La Roche Ltd., each of which is currently marketing equipment for blood-based bilirubin or antibody tests, could also introduce new, lower priced options for the management of newborn jaundice. Some of our competitors may have greater financial resources and name recognition or larger, more established distribution channels than we do.

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

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

In March 2002, we acquired intellectual property assets and technology patents from Pemstar, and may have additional acquisitions of products, technology assets or acquisitions in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, the Pemstar assets acquisition and any future acquisitions pose a number of risks, including:

•	integration of the acquired products into our business;

•	the failure to realize expected synergies;

•	the failure of acquired products to achieve projected sales;

•	the failure of our development agreement with Pemstar or other contract developers to result in the desired product developments;

•	assumption of unknown liabilities;

•	failure to understand and compete effectively in markets in which we have limited previous experience; and

•	write offs of goodwill and associated technologies or costs associated with such failed new products or businesses.

While we make efforts to analyze potential acquisitions carefully and to value assets and their related future lives appropriately, we cannot be certain that any completed acquisitions will positively impact our business.

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell hearing screening or hemolysis monitoring products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. We have fourteen issued United States patents, eight patent applications pending before the United States Patent and Trademark Office, two European patents that are registered in ten European communities, one patent granted in Germany, one patent granted in the United Kingdom and eleven patent applications pending before foreign governmental bodies. We have one patent granted in Japan, eight patent applications pending in Japan and four patent applications pending in Hong Kong. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants and corporate partners and seek to control access to our intellectual property and the distribution of our hearing screening or hemolysis monitoring products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the patents, copyrights and trade secrets we own. The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. In addition, we cannot assure you that the patent applications we have filed to protect the features of our products that we have subsequently developed will be allowed, or will deter others from using the auditory brainstem response technology.

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

Securities class action litigation is often brought against a company after a period of volatility of the market price of its stock. If our future quarterly operating results are below the expectations of securities analysts or investors, the price of our common stock would likely decline. From July 19, 2001 to June 30, 2002, our stock price had a high closing price of $15.20 and a low closing price of $3.90. Stock price fluctuations may be exaggerated if the trading volume of our common stock is low. Any securities litigation claims brought against us could result in substantial expense and damage awards and divert our management’s attention from running our business.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell those products primarily in the United States, Japan and Europe. Our revenues for sales outside the United States were approximately 14% of our total revenues in 2000, approximately 17% of our total revenues in 2001 and approximately 15% of our revenues in the six months ended June 30, 2002. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Prior to our acquisition of the distribution activities of our top-tier distributor in Japan and our acquisition of our distributor in the United Kingdom, our sales generally were denominated in United States dollars. Since that time, our expenses and revenues in these countries have increasingly been denominated in the applicable foreign currency. As our operations in Japan and the United Kingdom increase, we expect that our exposure to foreign currency fluctuations will increase. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the six months ended June 30, 2002. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar. Changes in exchange rates also may affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and make our products less competitive in those countries.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at June 30, 2002 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. If market interest rates were to increase by 10% from levels at June 30, 2002, the fair value of our portfolio would decline by an immaterial amount. Additionally, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2002. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

We have used approximately $2.0 million of the proceeds from our initial public offering to repay the outstanding amounts on our revolving bank line of credit. The offering expenses incurred by us were approximately $2.4 million. There were no direct or indirect payments to any of our directors or officers or any other person or entity. None of the offering proceeds have been used for the construction of plant, building or facilities or the purchase or installation of machinery or equipment or for purchases of real estate or the acquisition of other businesses. We have used net proceeds to fund operating losses. We are currently investing the net offering proceeds for further use as additional working capital. The net proceeds have been invested pursuant to our investment policy.

In March 2002, we entered into an agreement to acquire certain intellectual property and product rights of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with short-term notes payable that do not bear interest. $500,000 of the notes was due on April 1, 2002 and the remaining $500,000 was due and paid on July 1, 2002. We also entered into a product development agreement with respect to the acquired rights, which will involve payments in the aggregate amount of $500,000 between April 1, 2002 and approximately June 30, 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On May 15, 2002, we held our Annual Meeting of Stockholders. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 15, 2002. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for and against the number of abstentions:

1.  Election of James J. Bochnowski as a Class I director until the next Annual Meeting of Stockholders or until his successors is elected.

Nominee	In Favor	Withheld
James J. Bochnowski	11,422,410	689,347

2.  The ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending December 31, 2002:

For	Against	Abstain
2,102,859	3,948	4,950

3.  The ratification of the option grant limitation contained in the 2000 Stock Option Plan for purpose of Section 162(m) of the Internal Revenue Code, as amended:

For	Against	Abstain
1,904,110	115,782	91,865

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.20	Transition Agreement and Release dated April 26, 2002 between Registrant and William H. Lawrenson

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 14, 2002	By:	/s/ TIM C. JOHNSON
Tim C. Johnson Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated:	August 14, 2002	By:	/s/ WILLIAM H. LAWRENSON
William H. Lawrenson Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

Natus Medical Incorporated

Index to Exhibits

Exhibit No.
10.20	Transition Agreement and Release dated April 26, 2002 between Registrant and William H. Lawrenson
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.