Form 10-Q
period 2002-09-30
NATUS MEDICAL INC
filed 2002-11-12
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of September 30, 2002, was 16,096,804.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2002	December 31, 2001(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,662	$30,351
Short-term investments	22,074	22,735
Accounts receivable, net of allowance for doubtful accounts of $195 in 2002 and $239 in 2001	4,233	5,209
Inventories	4,337	3,598
Prepaid expenses and other current assets	840	655

Total current assets	57,146	62,548

Property and equipment, net	2,219	1,757
Long-term investment	332	327
Deposits and other assets	1,249	303

Total assets	$60,946	$64,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$1,502	$892
Accrued liabilities	2,727	2,702
Deferred revenues	452	312

Total current liabilities	4,681	3,906

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 16,096,804 in 2002 and 15,864,670 in 2001	86,340	86,007
Deferred stock compensation	(309)	(767)
Accumulated deficit	(29,681)	(24,299)
Accumulated other comprehensive income (loss)	(85)	88

Total stockholders’ equity	56,265	61,029

Total liabilities and stockholders’ equity	$60,946	$64,935

(1)	Derived from the consolidated audited financial statements at December 31, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$6,781	$6,324	$19,327	$19,885
Cost of revenues*	2,886	2,432	8,322	7,570

Gross profit	3,895	3,892	11,005	12,315

Operating expenses:
Marketing and selling	3,403	3,010	10,337	8,981
Research and development	1,344	1,184	3,675	3,213
General and administrative	1,121	855	3,100	2,591
Amortization of deferred stock compensation*	61	238	341	810

Total operating expenses	5,929	5,287	17,453	15,595

Loss from operations	(2,034)	(1,395)	(6,448)	(3,280)
Interest income	215	499	715	521
Interest expense	(2)	(14)	(7)	(35)
Other income, net	250	217	456	206

Loss before provision for income taxes	(1,571)	(693)	(5,284)	(2,588)

Provision for income taxes	30	—	98	1

Net loss	(1,601)	(693)	(5,382)	(2,589)

Accretion of redeemable convertible preferred stock	—	71	—	763

Net loss available to common stockholders	$(1,601)	$(764)	$(5,382)	$(3,352)

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.34)	$(0.71)

Common shares used in computing basic and diluted net loss per share	16,085	12,287	15,966	4,741

* Amortization of deferred stock compensation included in:

Cost of revenues	$32	$34	$71	$117

Operating expenses:
Marketing and selling	$38	$121	$190	$420
Research and development	(16)	23	9	83
General and administrative	39	94	142	307

Total	$61	$238	$341	$810

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities:
Net loss	$(5,382)	$(2,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	818	574
Amortization of deferred stock compensation	412	927
Changes in operating assets and liabilities:
Accounts receivable	916	276
Inventories	(768)	(855)
Prepaid expenses and other current assets	(185)	(339)
Accounts payable	610	468
Accrued liabilities and deferred revenues	165	(284)

Net cash used in operating activities	(3,414)	(1,822)

Investing activities:
Acquisition of property and equipment	(1,239)	(646)
Deposits and other assets	(1,005)	(103)
Purchases of short-term investments	(70,784)	—
Sales of short-term investments	71,396	302
Cash paid for acquisition of business	—	(9)

Net cash used in investing activities	(1,632)	(456)

Financing activities:
Issuance of common stock	379	58,928
Borrowings on bank loans	—	2,000
Repayment of borrowings	—	(2,000)
Deferred offering costs	—	(1,383)

Net cash provided by financing activities	379	57,545

Exchange rate effect on cash and equivalents	(22)	(6)

Net increase (decrease) in cash and equivalents	(4,689)	55,261
Cash and cash equivalents, beginning of period	30,351	681

Cash and cash equivalents, end of period	$25,662	$55,942

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$763

Forgiveness of convertible notes receivable and accounts receivable for acquisition of business	$—	$189

Reversal of deferred stock compensation relating to cancellation of stock options	$68	$—

Stock compensation relating to accelerated vesting of stock options	$23	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$35

Cash paid for income taxes	$107	$59

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Natus Medical Incorporated (“Natus,” “we,” “us” or “the Company”) believes necessary for fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and significant intercompany transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001 included in our Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. We adopted SFAS No. 142 on January 1, 2002 and stopped amortizing immaterial amounts of goodwill that resulted from business combinations completed prior to September 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. We are required to adopt SFAS No. 143 January 1, 2003. We currently believe the adoption of SFAS No. 143 will not have a material effect on our financial position or results of operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1—Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. We adopted SFAS No. 144 January 1, 2002. The adoption of SFAS No. 144 did not have any impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, we are required to report by major components and as a single total, the change in our net assets during the period from non-owner sources. The following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,601)	$(693)	$(5,382)	$(2,589)
Unrealized gain (loss) on available-for-sale securities	1	—	(47)	—
Foreign currency translation adjustment	6	(28)	(127)	(20)

Comprehensive loss	$(1,594)	$(721)	$(5,556)	$(2,609)

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2—Inventories

Inventories consisted of (in thousands):
	September 30, 2002	December 31, 2001
Raw materials and subassemblies	$2,675	$2,497
Finished goods	1,662	1,101

Total	$4,337	$3,598

3—Basic and Diluted Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of our net losses for all periods presented, there is no difference between basic and diluted net loss per share. Options to purchase 872,337 and 778,038 shares of common stock for the three and nine-month periods ended September 30, 2002 respectively, were not included in the computations of diluted net loss per share because the loss position in both periods would have rendered the additional shares antidilutive.

4—Customer and Geographic Information

We operate in one reportable segment and are engaged in the design, manufacture and marketing of newborn screening products for the detection and management of common medical disorders that may occur during the critical development period of infants. The nature of our products and production processes as well as the type of customers and distribution methods are consistent among all of our devices.

Revenues from customers by geographic area were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
United States	$5,666	$5,563	$16,373	$16,593
Japan	547	640	1,529	2,568
All other	568	121	1,425	724

Total	$6,781	$6,324	$19,327	$19,885

For both the three and the nine months ended September 30, 2002, and the three months ended September 30, 2001, no sales to a single customer accounted for greater than 10% of total revenues. Sales to one customer, a distributor, accounted for approximately 10% of the total revenues for the nine months ended September 30, 2001.

5—Restructuring Charges

For the three months ended September 30, 2002, the Company recorded a restructuring charge of approximately $255,000. This restructuring relates to an operating cost reduction plan that was initiated during the three months ended September 30, 2002, and resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. The employee reductions were from production, marketing and sales, research and development, and administrative. Accordingly the related charges were recorded in cost of revenues, marketing and selling, research and development, and general and administrative expenses. None of the costs accrued were actually paid during the three months ended September 30, 2002.

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

Investors in our common stock are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors,” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in, or incorporated by reference into, this report. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We develop, manufacture and market products for the detection and management of common medical disorders in infants. Currently, we sell our ALGO products for hearing screening and our Natus CO-Stat™ products for the analysis of hemolysis and management of jaundice.

Our revenues consist of sales from equipment and disposable supplies. We currently derive substantially all of our revenues from sales of a limited number of products. Nearly all of our revenues were from sales of our ALGO products in the three and nine months ended September 30, 2002 and 2001. Although we commercially launched our CO-Stat product in January 2001, we expect that a substantial majority of our revenues will continue to be generated from sales of our ALGO products for at least the next two years. In Addition, on September 19, 2002, we received clearance from the U. S. Food and Drug Administration to market our neoBLUE™ LED Phototherapy Light for the treatment of newborn jaundice, a condition in which the body produces an excessive amount of a potentially toxic substance called bilirubin. This product was introduced to the market on October 17, 2002. We do not expect to recognize material revenues from this product during 2003, if ever.

Historically we have sold our products directly through our sales force in the United States and indirectly through distributors internationally. We plan to continue to invest in expanding our international operations because we believe international markets represent a significant growth opportunity. We acquired the distribution operations of our United Kingdom distributor in January 2001 and also began direct distribution operations in Japan in July 2001, when we acquired the activities of our Japanese distributor. The results of operations of these acquired businesses have been included in our consolidated results from those dates. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States. Prior to 2001, most of our international sales were through distributors and were characterized by lower gross margins due to the discount the distributors receive from our list prices.

Our Natus Co-Stat™ End Tidal Breath Analyzer is a point of care non-invasive device that clinicians can use for the management of neonatal jaundice. In order to adjust our expenses to more accurately reflect our expected near-term revenues from our CO-Stat product, we have recently reduced marketing and sales expenses associated with our CO-Stat device. We expect to maintain this reduced level of spending on marketing and educating the pediatric community to help address this common, but treatable, newborn medical condition. We intend to continue our CO-Stat clinical study efforts with the expectation that the study outcomes will promote a broader acceptance of clinical use of the CO-Stat for managing neonatal jaundice.

Our net loss available to common stockholders during 2001 included accretion charges to increase over time the carrying amount of our redeemable convertible preferred stock to the amount we would be required to pay if the preferred stock were to be redeemed through the date of our initial public offering in July 2001. Our redeemable convertible preferred stock converted to common stock on a one-for-one basis upon the closing of our initial public offering in July 2001. We did not pay accrued dividends on the redeemable convertible preferred stock when it converted, and accrued, but unpaid dividends became additional paid-in capital.

Critical Accounting Policies

Our reserve for bad debts is estimated based in part on our historical results and in part on judgments on our ability to collect current accounts receivable. To date, bad debt expenses have been substantially in line with projected amounts. Our past bad debt experience may not be indicative of the bad debt expenses we may experience in the future.

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. We evaluate our inventory levels based on marketing projections and expectations of future product sales among other things. If these projections or estimates change at some time in the future, we may be required to record charges for the write-down of excess or obsolete inventory.

The initial cost of obtaining patents is capitalized and amortized over their expected future lives. In March 2002, we acquired technology patents from a third party at a cost of $1 million. We review our intangible assets annually for impairment. We have expressed our intention to acquire other technologies, patents and new products. We may not be successful in marketing those new products or products derived from, or protected by, such technologies and patents. In addition, the expected lives of such assets may need to be adjusted based on future knowledge and events. Claims made in patents may be challenged and refuted. As a result, the value of such technologies, patents or products may be impaired which could result in reducing the then carrying value or accelerating the rate of amortizing the assets.

We recognize revenue, net of discounts, from product sales, including sales to distributors, upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is probable. We generally do not provide rights of return on our products. However, we do make provision for initial standard warranty obligations of one year and post-sale training and customer support at the time the related revenue is recognized. Revenue from extended warranty contracts is recognized ratably over the warranty period. Advance payments from customers are recorded as deferred revenue until shipment of the related product.

Allowances for estimated warranty costs are estimated based on our historical results. To date, warranty and extended warranty costs have been in line with projected amounts. However, our past product warranty experience may not be indicative of the warranty costs we may experience in the future. We provide ALGO screening equipment to our customers on loan, without charge, while we repair or service their screening equipment.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues*	42.6	38.5	43.1	38.1

Gross profit	57.4	61.5	56.9	61.9

Operating expenses:
Marketing and selling	50.2	47.6	53.5	45.2
Research and development	19.8	18.7	19.0	16.1
General and administrative	16.5	13.5	16.0	13.0
Amortization of deferred stock compensation*	0.9	3.8	1.8	4.1

Total operating expenses	87.4	83.6	90.3	78.4

Loss from operations	(30.0)	(22.1)	(33.4)	(16.5)
Other income, net	6.8	11.1	6.1	3.4

Loss before provision for income taxes	(23.2)	(11.0)	(27.3)	(13.1)
Provision for income taxes	0.4	—	0.5	—

Net loss	(23.6)	(11.0)	(27.8)	(13.1)
Accretion of redeemable convertible preferred stock	—	1.1	—	3.8

Net loss available to common stockholders	(23.6)%	(12.1)%	(27.8)%	(16.9)%

* Amortization of deferred stock compensation included in:

Cost of revenues	0.5%	0.5%	0.4%	0.6%

Operating expenses:
Marketing and selling	0.6	1.9	1.0	2.1
Research and development	(0.3)	0.4	0.1	0.4
General and administrative	0.6	1.5	0.7	1.6

Total	0.9%	3.8%	1.8%	4.1%

Three and Nine Months Ended September 30, 2002 and 2001

    Revenues

Our revenues consist almost exclusively of revenues from the sale of ALGO screening equipment and related disposable supplies. Our revenues increased $457,000, or 7%, to $6.8 million in the three months ended September 30, 2002 from $6.3 million in the same period in 2001. The increase during the three months ended September 30, 2002 was primarily attributable to stronger demand for our products in Europe and stronger demand for ALGO supplies domestically. Our revenues decreased $558,000, or 3%, to $19.3 million in the nine months ended September 30, 2002 from $19.9 million in the same period in 2001. The decrease during the nine months ended September 30, 2002 was primarily attributable to a reduction in sales in Japan offset by the factors that impacted the three months ended September 30, 2002. No end customer accounted for more than 10% of our revenues in the three or nine months ended September 30, 2002 and 2001. Sales to our former Japanese distributor accounted for 10% of our revenues in the nine months ended September 30, 2001.

Revenues from ALGO hearing screening equipment decreased by $51,000, or 3%, to $1.6 million in the three months ended September 30, 2002 from $1.7 million in the same period in 2001. Revenues from screening equipment decreased by $1.5 million, or 24%, to $4.8 million in the nine months ended September 30, 2002 from $6.3 million in the same period in 2001. Lower sales in Japan were the primary reason for the declines. In early 2001, we introduced the ALGO Portable hearing screener into the Japanese market. This new product introduction significantly increased equipment sales in Japan during the first half of 2001. There were no similar product introductions in Japan in 2002. Additionally, the economy in Japan remains weak and has resulted in a reduced rate of introduction of new infant hearing screening programs.

Revenues from ALGO disposable supplies increased by $421,000, or 10%, to $4.8 million in the three months ended September 30, 2002 from $4.4 million in the same period in 2001. The increase was due primarily to an increase in domestic sales. Revenues from disposable supplies increased $683,000, or 5%, to $13.7 million in the nine months ended September 30, 2002 from $13.0 million in the same period in 2001. The increase was attributable primarily to an increase in international sales resulting from the increase in our international installed base. However, we continue to encounter delays in bringing our new ALGO 3 Flexicoupler supply into full production, which limited their availability.

Revenues from sales outside the United States increased by $354,000, or 47%, to $1.1 million in the three months ended September 30, 2002 from $761,000 in the same period in 2001. The increase in revenues for the three months ended September 30, 2002 was primarily the result of stronger demand in Europe. Revenues from sales outside the United States decreased $338,000, or 10%, to $3.0 million in the nine months ended September 30, 2002 from $3.3 million in the same period in 2001. The decrease during the nine months ended September 30, 2002 was due to unusually high sales in Japan in early fiscal 2001 when we introduced the ALGO portable to the Japanese market.

Costs of Revenues and Operating Expenses

Cost of revenues includes material costs, personnel expenses, amortization of deferred stock compensation, packaging and shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenues increased $454,000, or 19%, to $2.9 million in the three months ended September 30, 2002 from $2.4 million in the same period in 2001. Cost of revenues as a percent of total revenues was 42.6% in the three months ended September 30, 2002, compared with 38.5% reported in the three months ended September 30, 2001. Cost of revenues as a percentage of total revenues was adversely impacted by higher early production costs associated with the ALGO 3 product line and increased manufacturing costs. We expect a reduction in the ALGO 3 product costs in the future as we recognize the benefits of lower cost components and manufacturing process improvements. Cost of revenues was adversely affected by increased participation by customers buying under group purchasing organization contracts. While providing an opportunity for increased unit sales, group purchasing organization contracts typically also have the impact of lowering the gross margins on such sales transactions.

Our cost of revenues increased $752,000, or 10%, to $8.3 million in the nine months ended September 30, 2002 from $7.6 million in the same period in 2001. The increase was due primarily to increases in our manufacturing costs. As a percent of revenues, the cost of revenues increased to 43.1% in the nine months ended September 30, 2002 from 38.1% in the same period in 2001. The reduction in gross profits as a percent of revenues in the nine months ended September 30, 2002 was primarily a result of lower unit selling prices for screening equipment due to increased trade-in allowances, lower unit prices associated with an increased participation by customers buying under group purchasing organization contracts, and higher initial production costs associated with the ALGO 3 product line.

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Our marketing and selling expenses increased $393,000, or 13%, to $3.4 million in the three months ended September 30, 2002 from $3.0 million in the same period in 2001. Our marketing and selling expenses increased $1.4 million, or 15%, to $10.3 million in the nine months ended September 30, 2002 from $9.0 million in the same period in 2001. The increases are primarily attributable to increased domestic sales staff and increased spending for advertising and public relations.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of our new or enhanced products. Our research and development expenses increased $160,000, or 14%, to $1.3 million in the three months ended September 30, 2002 from $1.2 million in the same period in 2001. Our research and development expenses increased $462,000, or 14%, to $3.7 million in the nine months ended September 30, 2002 from $3.2 million in the same period in 2001. Increased use of outside consultants for new product development was the primary cause of the increases.

General and administrative expenses consist of corporate, finance, human resource, administrative and legal expenses. Our general and administrative expenses increased $266,000, or 31%, to $1.1 million in the three months ended September 30, 2002 from $855,000 in the same period in 2001. Our general and administrative expenses increased $509,000, or 20%, to $3.1 million in the nine months ended September 30, 2002 from $2.6 million in the same period in 2001. The increases in general and administrative expenses are primarily associated with the additional cost of being a public company, including increased staffing as well as outside professional services.

For the three months ended September 30, 2002, we recorded a restructuring charge of approximately $255,000. This restructuring relates to an operating cost reduction plan that was initiated during the three months ended September 30, 2002, and resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. The employee reductions were from production, marketing and sales, research and development, and administrative. Accordingly, the related charges were recorded in cost of revenues, marketing and selling, research and development, and general administrative expenses. None of the costs accrued were actually paid during the three months ended September 30, 2002.

We recorded aggregate amortization of deferred stock compensation of $61,000 and $238,000 in the three months ended September 30, 2002 and 2001, respectively. We recorded aggregate amortization of deferred stock compensation of $341,000 and $810,000 in the nine months ended September 30, 2002 and 2001, respectively.

Other income and expenses consist of interest income, interest expense, net capital gains and losses from our investment portfolio, net currency exchange gains and losses and other miscellaneous income and expenses. Other income decreased $239,000, or 34%, to $463,000 in the three months ended September 30, 2002 from $702,000 for the same period in 2001. The decrease in interest income was due to lower interest rates resulting from current market conditions and our more conservative investment policy. Other income increased $472,000, or 68%, to $1.2 million in the nine months ended September 30, 2002 from $692,000 for the same period in 2001. The increase was associated with the investment of the remaining net proceeds of our initial public offering in July 2001.

Foreign exchange gains were $44,000 in the three months ended September 30, 2002 and $251,000 in the nine months ended September 30, 2002. Exchange gains and losses were insignificant in 2001. The gains resulted primarily from reductions in local currency equivalents of U.S. dollar obligations associated with the recent weakening of the U.S. dollar against the British pound and the Japanese yen. Such gains were partially offset by unrealized translation losses that are not included in net income, but that were reported as a component of other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2002, we had cash, cash equivalents and short-term investments of $47.7 million, stockholders’ equity of $56.3 million and working capital of $52.5 million. We completed an initial public offering of 5,000,000 shares of our common stock at $11.00 per share in July 2001 and raised $51.2 million after underwriting discounts and commissions, but before expenses payable by us. In August 2001, our managing underwriters exercised their right to purchase an additional 750,000 shares of our common stock at $11.00 per share for net proceeds of $7.7 million after underwriting discounts and commissions but before any expenses payable by us.

Net cash used in operating activities of $3.4 million for the nine months ended September 30, 2002, resulted primarily from the net loss during the period and an increase in inventories, offset in part by non-cash items such as deferred stock compensation, and depreciation and amortization, coupled with a decrease in accounts receivable and an increase in accounts payable. The increase in inventories was due primarily to having inventory at our Japanese and UK subsidiaries at September 30, 2002, whereas in 2001 these inventories were owned by our independent distributors. A portion of the increase in inventory was also additional domestic inventory associated with the ALGO 3 product line. Net cash used in operating activities of $1.8 million for same period in 2001 resulted primarily from the net loss during the period and increases in inventory offset in part by the same factors affecting the nine months ended September 30, 2002.

Net cash used in investing activities of $1.6 million for the nine months ended September 30, 2002 was primarily the result of acquisition of property and equipment, including a major upgrade to the company’s existing enterprise resource planning system, as well as increases in deposits and other assets, offset by proceeds from the sales of short-term investments (net of purchases). Net cash used in investing activities of $456,000 for the same period in 2001 was primarily the result of acquisition of property and equipment, and an increase in deposits and other assets. Because of our investment policy, the types of investments we may make are limited. Primarily all of our short-term investments are available-for-sale securities with maturities of less than a year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. We had no material capital expenditure commitments as of September 30, 2002, and we currently do not intend to enter into any material capital expenditure commitments for for the remainder of 2002. We have one hold-to-maturity investment, a $332,000 interest-bearing certificate of deposit with a bank that matures in April 2004. This investment was assigned to a bank in February 1999 to guarantee a loan on a primary residence of an officer totaling $250,000 plus accrued interest. The guarantee is collateralized by 26,688 shares of our stock held by the officer.

Net cash provided by financing activities of $379,000 for the nine months ended September 30, 2002, was primarily from the proceeds of purchases of stock by employees pursuant to our stock option and purchase plans. Net cash provided by financing activities of $57.5 million for the nine months ended September 30, 2001 resulted primarily from the net proceeds received from our initial public offering offset by deferred offering costs.

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

In March 2002, we entered into an agreement to acquire certain intellectual property and technology patents of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with short-term notes payable that do not bear interest. Payments of $500,000 each were made in April and July 2002, and the notes have been paid in full. We also entered into a product development agreement with respect to the acquired rights, which we expect will involve additional payments in the aggregate amount of $500,000 between April 1, 2002 and September 30, 2003. As of September 30, 2002, we have accrued $125,000 of the costs associated with the product development agreement.

We believe that our current cash and cash equivalent balances and any cash generated from operations and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products, and enhancements to our existing products, and in both existing and new product distribution domestically and overseas. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if our current funds are sufficient to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time, particularly if we invest significant amounts in the acquisition of businesses and products. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle, which is charged directly to retained earnings. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. We adopted SFAS No. 142 on January 1, 2002 and stopped amortizing immaterial amounts of goodwill that resulted from business combinations completed prior to September 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, including legal obligations. We are required to adopt SFAS No. 143 January 1, 2003. We currently believe the adoption of SFAS No. 143 will not have a material effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the statement of operations under the new rules. We adopted SFAS No. 144 January 1, 2002. The adoption of SFAS No. 144 did not have any impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.

Risk Factors

We have a history of losses and may experience losses in the future, which may result in the market price of our common stock declining

Since our inception, we have incurred significant net losses and expect to incur net losses in 2002.

We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	continue to invest in research and development to enhance our ALGO and CO-Stat products and develop new technologies;
•	develop additional applications for our current technology, such as the use of our CO-Stat breath analyzer for the detection of pre-term labor and pre-eclampsia;
•	increase our marketing and selling activities, particularly outside the United States;
•	continue to increase the size and number of locations of our customer support organization, particularly outside the United States; and
•	develop additional infrastructure and hire required management and other employees to keep pace with our growth.

As a result of these possible increased expenses, we may need to generate significantly higher revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it. If we do not achieve and maintain profitability, the market price of our common stock is likely to decline, perhaps substantially.

We have relied, and expect to continue to rely, on sales of our ALGO product family for substantially all of our revenues, and a decline in sales of these products could cause our revenues to fall

Historically, we have derived substantially all of our revenues from sales of our ALGO products. We expect that the revenues from our ALGO product family will continue to account for a substantial majority of our revenues for at least the next two years. To date, our MiniMuff product, which is a disposable ear cover for newborns, and our CO-Stat Product, which is a jaundice management device for newborns, have accounted for only a small percentage of our revenues. We introduced our neoBLUE LED Phototherapy Light in October 2002 and do not expect to recognize any material revenues from this product during 2003, if ever. Any factors adversely affecting the pricing of our ALGO screening equipment and related disposables or demand for our ALGO products, including physician acceptance or the selection of competing products, could cause our revenues to decline and our business to suffer.

If more physicians do not adopt our ALGO and CO-Stat products, we will not achieve future sales growth

We acquired the ALGO product technology in 1987, and introduced our CO-Stat product in January 2001. More neonatologists and pediatricians must adopt these products for our sales to increase. We believe that physicians will not continue to use our products unless they determine, based on published peer-reviewed journal articles, long-term clinical data and experience, that the products provide an accurate and cost-effective alternative to other means of testing for hearing impairment or jaundice management. There are currently alternative hearing screening and jaundice management products, which may be less expensive or may be quicker on a per test basis. Physicians are traditionally slow to adopt new products, testing practices and treatments, partly because of perceived liability risks and the uncertainty of third party reimbursement. If more neonatologists and pediatricians do not adopt our products, we may never have significant revenues or achieve and maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

•	the changing governmental and physician group guidelines for screening of newborns, particularly with respect to full term babies;
•	the performance, quality, price and total cost of ownership of our screening products relative to other screening and jaundice management products for newborns;
•	the performance, quality, price and total cost of ownership of our jaundice management products;
•	our ability to maintain and enhance our existing relationships and to form new relationships with leading physician organizations, hospitals and third party payors;
•	changes in state and third party payor reimbursement policies for newborn screening equipment; and
•	the adoption of state and foreign laws requiring universal newborn screening.

A general economic downturn in the United States or abroad may reduce our revenue and harm our business

The primary customers for our products are neonatologists, physicians, audiologists, hospitals and government agencies. Any significant downturn in domestic or global economic conditions which results in the reduction of the capital spending budgets of our customers or a delay in capital equipment purchases would likely result in a decline in demand for our products and could be detrimental to our business. Economic growth in the United States and other countries has slowed significantly and many commentators believe that the United States economy is experiencing a recession. Overall, customer spending is getting tighter and spending decisions are being more closely scrutinized. These conditions have negatively impacted our business and may continue to do so if they persist. Like other companies, we currently have very limited visibility with respect to our near term quarters and are having difficulty predicting our revenues and operating results during these periods.

A sluggish economy as a result of recent and future terrorist attacks and the uncertainty of war could have an adverse effect on our business

The September 11, 2001 terrorist attacks in New York and Washington D.C. contributed to the slowdown in the United States economy and the economies of other countries. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Continuing economic and political uncertainties, both domestically and abroad, resulting from these attacks and the uncertainty of war have resulted in declines in new technology investments by our customers, including investment in our products. We do not know what further effect future terrorist attacks, or resulting military actions by the United States, could have on our business, revenues or results of operations. If our customers or potential customers defer or cancel purchases of our products, our revenues will be adversely affected, which would harm our results of operations and financial condition.

If earthquakes and other catastrophic events strike, our business may be negatively affected.

Our corporate headquarters, including a substantial portion of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster such as an earthquake could have a material adverse impact on our business, operating results, and financial condition.

Quarterly operating results may fluctuate, which could cause our stock price to fluctuate

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

Many of these factors are beyond our control, and we believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period.

Historically operating results have been subject to seasonal fluctuations

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

Our operating results may be negatively affected if we do not succeed in developing and marketing additional products or improving our existing products

We intend to develop additional testing products for the diagnosis and monitoring of common medical conditions in infants and pregnant women. Developing new products and improving our existing products to meet the needs of neonatologists and pediatricians requires significant investments in research and development. If we fail to successfully develop and market new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

Future growth will depend on our ability to achieve volume sales of our CO-Stat products

We introduced our CO-Stat product family for clinical research uses in July 1999 and began commercially marketing it in January 2001. To date, CO-Stat products have accounted for only a limited portion of our revenues. Our future growth and profitability will depend on our ability to commercially sell CO-Stat products. We cannot be certain that our entry into the jaundice management segment of the newborn testing market with our CO-Stat products will be successful, that the jaundice management market will develop or that physicians, governments or other third party vendors will accept and adopt these products.

Physicians may not adopt our CO-Stat products if we cannot show that these products are cost-effective or if long-term clinical data does not support our early results, which would harm our operating results

While the clinical study has concluded that our CO-Stat product is most cost-effective for jaundice management, we cannot be certain that additional clinical studies will produce the same results. The commercial acceptance of our CO-Stat products depends in part upon favorable results from clinical studies.

If clinical studies do not continue to produce satisfactory clinical data supported by the independent efforts of clinicians, our new products may not be accepted by physicians or government agencies as meeting the standards of care for universal newborn screening. Our safety, effectiveness, reliability, sensitivity and specificity data for the CO-Stat product is based in part on a study of over 1,300 children conducted in 1998. We may find that data from longer-term follow-up studies or studies involving a larger number of children is inconsistent with our relatively short-term data. If longer-term studies or clinical experience indicate that the CO-Stat product does not provide sensitive, specific and reliable results, our products may not gain commercial acceptance and our revenues could decline. In addition, we could be subject to significant liability for a test that failed to detect an elevated ETCO leading to jaundice or costs and emotional distress incurred by families whose children received results indicating elevated hemolysis when none existed. We could have similar issues with any other products we offer in the future.

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

Revenues may stagnate if densely populated states and foreign countries do not adopt guidelines requiring universal newborn hearing screening or jaundice monitoring or if those guidelines have a long phase-in period

Revenues may be impeded if the governments in the most densely populated states and foreign countries do not require universal screening for the disorders for which our products test. As of September 30, 2002, 37 states and the District of Columbia had mandated universal newborn hearing screening, but the phase-in of these guidelines varies widely from six months to four years. To date in foreign countries, there has been only limited adoption of newborn hearing screening prior to hospital discharge.

Revenues may be negatively effected if state and foreign governments do not mandate hemolysis monitoring as the standard of care for newborn jaundice screening

To date, physician groups and federal, state and local governments have not mandated the screening methodology to be used for newborn jaundice management or established monitoring of hemolysis as the best practice. If these mandates or practice recommendations are not issued, a market may not develop for our CO-Stat products.

Failure to educate clinician, government and other third party payors could significantly reduce our product sales

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

If health care providers are not adequately reimbursed for the screening procedures or for screening equipment itself, we may not achieve significant revenues

Physicians, hospitals and state agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the screening procedures conducted with our equipment or the disposable products needed to conduct the screenings. Unless a sufficient amount of positive, peer-reviewed clinical data about our products has been published, third party payors, including insurance companies and government agencies, may refuse to provide reimbursement for the cost of newborn hearing screening and hemolysis monitoring with our products. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third party payors may refuse adequate reimbursement for screening unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance.

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

Adverse changes in reimbursement policies could have a negative impact on our business

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

We have very limited experience selling and marketing products other than our ALGO products, and our failure to build and manage our sales force or to market and distribute our CO-Stat products or other products effectively will hurt our revenues and quarterly results

Since we only recently began to market our CO-Stat products, our sales force has little experience selling these products, and we cannot predict how successful they will be in selling them. In order to successfully introduce and penetrate the market for our CO-Stat products, we must sell our products to hospital administrators accustomed to the use of laboratory bench equipment rather than portable point of care screening devices for jaundice management.

We market almost all of our newborn hearing screening products in the United States through a direct sales force. There are significant risks involved in building and managing our sales force and marketing our products. We may be unable to hire a sufficient number of qualified sales people with the skills and training to sell our newborn hearing screening and jaundice management products effectively. Furthermore, we do not have any agreements with distributors for sales of our CO-Stat products.

We may not be successful in generating revenues from our CO-Stat products because we may encounter difficulties in manufacturing our CO-Stat products in commercial quantities

We do not have experience manufacturing our CO-Stat products in commercial quantities, and we may encounter difficulties in the manufacturing of these products. We may also increase our manufacturing personnel or increase the volume of products we purchase from contract manufacturers that produce the CO-Stat products for us. Our inability to achieve the above, we may not be successful in marketing our CO-Stat products, and our revenues and financial condition may be harmed.

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During the third quarter of 2002, we experienced delays on the part of a supplier to provide us with volume production of our new ALGO 3 Flexicoupler™ supplies. If these suppliers become unwilling or unable to supply us with our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner or at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

Replacement or alternative sources might not be readily obtainable due to regulatory requirements and other factors applicable to our manufacturing operations. Incorporation of components from a new supplier into our products may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we cannot be assured that we would be able to obtain the necessary regulatory clearance or approval. This could create supply disruptions that would harm our product sales and operating results.

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

Group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenues and gross profits.

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenues and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 30% of our total revenues in the nine months ended September 30, 2002, and approximately 25% and 22% of our total revenues in the twelve months ended December 31, 2001 and 2000 respectively. Sales to members of group purchasing organizations accounted for approximately 53% of our total revenues in the nine months ended September 30, 2002, and approximately 35% and 23% of our total revenues the twelve months ended December 31, 2001 and 2000 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenues and profit margins could decline.

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

Because we rely on distributors or sub-distributors to sell our products in some markets outside of the United States, our revenues could decline if our existing distributors reduce the volume of purchases from us or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the United States. Some distributors also assist us with regulatory approvals and education of physicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other countries with a relatively high level of health care spending on infants. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenues could be harmed if our existing distributors do not continue to sell a large dollar volume of our products.

If we terminate our relationships with distributors for poor performance, as we have done in the past, we may be subject to foreign laws governing our relationships with our distributors. These laws may require us to make payments to our distributors even if we terminate our relationship for cause. Some countries require termination payments under common law or legislation that may supercede our contractual relationship with the distributor. These payments could be equal to a year or more of gross margin on sales of our products that the distributor would have earned. Any required payments would adversely affect our operating results.

Our plan to expand in international markets will result in increased costs and may not be successful

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

We believe that Bio-logic Systems Corp., Intelligent Hearing Systems and Sonamed Corp., each of which is also currently marketing enhanced auditory brainstem response and otoacoustic hearing screening equipment products, could introduce new, lower priced hearing screening equipment that may not require an audiologist or physician to interpret its results or review its recommendations, similar to our products. For example, Bio-logic announced that it received FDA approval to sell its disposable products for use with versions of our ALGO hearing screeners other than the ALGO 3. The sales of these products has adversely impacted our revenues from sales of our disposable products. We believe that Minolta Co., Ltd. and SpectRx, Inc., each of which is currently marketing skin color analysis products for bilirubin monitoring, or Johnson & Johnson and F. Hoffman-La Roche Ltd., each of which is currently marketing equipment for blood-based bilirubin or antibody tests, could also introduce new, lower priced options for the management of newborn jaundice. Some of our competitors may have greater financial resources and name recognition or are larger, more established distribution channels than we do.

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

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell hearing screening or hemolysis monitoring products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. We have fifteen issued United States patents, eight patent applications pending before the United States Patent and Trademark Office, two European patents that are registered in ten European communities, one patent granted in Germany, one patent granted in the United Kingdom and eleven patent applications pending before foreign governmental bodies. We have one patent granted in Japan, eight patent applications pending in Japan and four patent applications pending in Hong Kong. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants and corporate partners and seek to control access to our intellectual property and the distribution of our hearing screening or hemolysis monitoring products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the patents, copyrights and trade secrets we own. The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. In addition, we cannot assure you that the patent applications we have filed to protect the features of our products that we have subsequently developed will be allowed, or will deter others from using the auditory brainstem response technology.

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

Anti-takeover provisions in our charter documents and under Delaware law may affect the price of our common stock, and make it more difficult to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or to acquire us, even though such events may be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws may affect the price of our common stock, and could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or acquire us, even if doing so would benefit our stockholders. Among other things, these provisions:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt; and

•	limit who may call a special meeting of stockholders.

On September 4, 2002, our Board of Directors adopted a preferred share purchase rights plan, commonly known as a “poison pill.” The provisions described above, our preferred share purchase rights plan and provisions of the Delaware General Corporation Law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from removing our management. Further, they may discourage, delay or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest or acquiring us, even if our stockholders might receive a premium for their shares in the acquisition over then current market prices.

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or achieve and maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process.

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

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

We currently have federal and state net operating loss carryforwards available to reduce future taxable income. If not utilized to offset taxable income in future periods, these net operating loss carryforwards will expire in various amounts beginning in 2003 and continuing through 2021. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell those products primarily in the United States, Japan and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Prior to our acquisition of the distribution activities of our top-tier distributor in Japan and our acquisition of our distributor in the United Kingdom, our sales generally were denominated in United States dollars. Since that time, our expenses and revenues in these countries have increasingly been denominated in the applicable foreign currency. As our operations in Japan and the United Kingdom increase, we expect that our exposure to foreign currency fluctuations will increase. Changes in exchange rates also may affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and could make our products less competitive in those countries. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the nine months ended September 30, 2002. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at September 30, 2002 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2002, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2002. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

We used approximately $2.0 million of the proceeds from our initial public offering to repay outstanding amounts on our bank line of credit. Offering expenses incurred by us were approximately $2.4 million. There were no direct or indirect payments to any of our directors or officers or any other person or entity. None of the offering proceeds have been used for the construction of plant, building, or facilities, or for purchases of real estate, or the acquisition of other businesses (other than the acquisition of existing distributorships in the United Kingdom and Japan as described herein). We have used net proceeds to fund operating losses. We are currently investing the net offering proceeds for further use as additional working capital. The net proceeds have been invested pursuant to our investment policy.

In March 2002, we entered into an agreement to acquire certain intellectual property and product rights of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with a non-interest bearing short-term note that was due in two equal installments in April and July 2002. The note has been paid in full. We also entered into a product development agreement with respect to the acquired rights, which we expect will involve payments in the aggregate amount of $500,000 between April 1, 2002 and approximately September 30, 2003. As of September 30, 2002, we have accrued $125,000 of the costs associated with the development agreement.

A portion of the net proceeds may be used for other acquisitions of technologies, businesses or products that are complementary to ours. Other than these amounts and future estimated capital expenditures in the amount of approximately $1.0 million in the next 12 months, we have no specific plan for the proceeds from our initial public offering.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.21	Severance Agreement and Release dated October 7, 2002 between Registrant and Lucille A. Ferus

10.22	Severance Agreement and Release dated September 19, 2002 between Registrant and Thomas Waugh

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated September 4, 2002 to report, under Item 5 and Item 7 thereof, that the Company announced that it has adopted a stockholder rights plan.

The Company filed a Current Report on Form 8-K dated September 30, 2002 to report that the Company announced it had undertaken a reduction in the Company’s workforce by approximately 14%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 8, 2002	By:	/s/ TIM C. JOHNSON
Tim C. Johnson Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: November 8, 2002	By:	/s/ GLENN A. BAUER
Glenn A. Bauer, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Tim C. Johnson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Natus Medical Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/S/ TIM C. JOHNSON
Tim C. Johnson President and Chief Executive Officer

I, Glenn A. Bauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Natus Medical Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/S/ GLENN A. BAUER
Glenn A. Bauer Chief Financial Officer

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.

10.21	Severance Agreement and Release dated October 7, 2002 between Registrant and Lucille A. Ferus.

10.22	Severance Agreement and Release dated September 19, 2002 between Registrant and Thomas Waugh.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.