Form 10-K
period 2002-12-31
NATUS MEDICAL INC
filed 2003-03-27
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Industrial Road, San Carlos, California 94070

(Address of principal executive offices, including zip code)

(650) 802–0400

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

As of June 30, 2002, the last business day of Registrant’s most recently completed second fiscal quarter there were 16,079,894 shares of Registrant’s common stock outstanding and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 28, 2002) was approximately $48,429,496. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 19, 2003, 16,337,569 shares of Registrant’s common stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the 2003 Annual Meeting of Stockholders.

NATUS MEDICAL INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, status, marketing and support of our CO-Stat® End-Tidal Breath Analyzer products and clinical studies related to the CO-Stat product, as a platform technology, the factors for acceptance of screening, incidence of newborn jaundice and hearing loss, bidding and selection processes, future results of clinical trials, our introduction of new disposable products for hearing screening, our marketing, technology enhancement and product development strategies, including additional applications for our CO-Stat product, our intention to enter into agreements with group purchasing organizations, future third party reimbursement for our products, factors relating to demand for and economic advantages of our products, the effect of Medicare reform legislation, implementation of newborn hearing screening and jaundice management, future manufacturing quality and cost, hiring of additional personnel, quality of materials from suppliers, future availability of components and materials and related production delays, the proprietary nature of our products, including infringement and enforcement of proprietary rights, future competition and our ability to compete, our compliance with regulatory requirements and laws, sufficiency of our facilities, resolution and effect of legal proceedings and our dividend policy.

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

Overview

We are primarily focused on developing, manufacturing and marketing screening products for the identification, monitoring and treatment of common medical disorders that may occur during the time from conception to a baby’s first birthday. This period is critical to every child’s development. By allowing for early detection and treatment, we believe our products can improve clinical outcomes, may help reduce costs and may minimize the duration of treatment, unnecessary retesting or hospital readmission. We design our screening products to deliver accurate results in a rapid and reliable manner. In addition, our products address the policies and guidelines for standard medical practices adopted by the American Academy of Pediatrics.

We have three product lines the Food and Drug Administration, or FDA, has cleared for marketing: the ALGO® Newborn Hearing Screener, a product line for hearing screening, the CO-Stat analyzer, a product line for the detection of hemolysis that can be used for the management of newborn jaundice, and the neoBLUE™ LED Phototherapy device, a product for the treatment of newborn jaundice. The ALGO screener and CO-Stat analyzer product lines are comprised of hardware units and single use disposable components.

Our ALGO screening products use our clinically validated AABR® technology to enable simple, noninvasive and accurate screening for hearing impairment in newborns. The ALGO screener delivers sound stimuli to a newborn’s ears and analyzes the resulting brain wave responses to produce a “Pass” or “Refer” result. The procedure can be performed within hours after birth. In addition, our ALGO screening products meet the American Academy of Pediatrics’ guidelines without requiring a trained clinician to conduct the screening or interpret the results. We currently sell our ALGO screening products in over 20 countries worldwide, including the United States, Europe and Asia.

Our CO-Stat analyzer products enable physicians, within hours after birth, to assess the likelihood that serious newborn jaundice will not occur, thereby allowing physicians to keep newborns with higher risk of developing serious newborn jaundice in the hospital or under observation and to discharge those newborns with a lower risk. In the majority of cases, serious jaundice is the result of an abnormally high rate of hemolysis. Our CO-Stat analyzers accurately and non-invasively measure the rate of hemolysis by detecting the level of carbon monoxide in exhaled breath. The CO-Stat analyzer can be used on infants, children and adults and therefore may have applications, besides newborn jaundice, where assessing hemolysis is important. We are currently investigating the use of the CO-Stat analyzer for monitoring and assessing other clinical conditions, including pregnancy induced hypertension. We began commercially marketing our CO-Stat products in January 2001. To date, we have not achieved the level of sales of our CO-Stat products that we had anticipated, and in the third quarter of 2002, we began to reduce marketing and sales expenses associated with our CO-Stat products in order to more accurately reflect our expectations regarding near term revenues. We continue to believe that our CO-Stat technology represents a platform technology and are moving forward with clinical research for additional applications, most notably its use for the detection of medical conditions leading to pre-term delivery. While we intend to continue to support the user base now in place, we are currently evaluating the viability of marketing our CO-Stat products in the newborn jaundice market. We expect to continue to support clinical research in the field of newborn jaundice management and for additional clinical applications other than neonatal jaundice.

In October of 2002 we introduced our neoBLUE phototherapy device, for use in the treatment of newborn jaundice. Phototherapy is the standard of care treatment for newborn jaundice and consists of exposing the skin of a patient to a light source to accelerate the elimination of bilirubin from the body. Our neoBLUE phototherapy device is based on Light Emitting Diode technology and generates a narrow spectrum of light that is effective in converting bilirubin to a form that is easily excreted by the body. Compared to other available light sources, we believe the neoBLUE phototherapy device has the advantages of emitting less ultraviolet and infrared light, sustaining longer bulb life and generating less heat.

We were incorporated in California in May 1987 and reincorporated in the State of Delaware in August 2000. Our principal executive offices are located at 1501 Industrial Road, San Carlos, California 94070 and our telephone number at that location is (650) 802-0400. Our website is www.natus.com. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on From 8-K, and amendments to those reports, available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.

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

Newborn Hearing Screening

Newborn hearing screening has been performed in the United States since 1964 but has been generally limited to babies with risk factors for hearing impairment. We believe the lack of accurate, low cost screening devices and the subjective nature of other currently used tests, has limited the willingness of governments and physicians to adopt hearing screening as a standard of care for all newborns. In recent years, the clinical evidence in support of early detection for hearing impairment combined with the introduction of new screening technology has increased support for universal newborn hearing screening programs. In 1993, the National Institutes of Health and, in 1994, the Joint Committee on Infant Hearing endorsed universal newborn hearing screening. The combined clinical benefit and cost savings encouraged additional highly populated states to adopt mandates for universal newborn hearing screening as early as 1997.

In the United States, 37 states and the District of Columbia have universal newborn hearing screening mandates in place. The majority of the mandates currently allow for implementation over a two to three-year period. An additional 5 states have voluntary programs in place. We define states that voluntarily comply to be states without mandated universal newborn screening but in which we estimate at least 50% of newborns are screened. In some states, the state health departments may purchase and distribute hearing screening equipment. We estimate that approximately 98% of births in the United States in 2002 occurred in states that currently have mandates or voluntary programs in place. Due in part to the implementation periods in states with mandates, only 69% of newborns born in the United States were screened for hearing loss as of May 2002.

Recognizing that only 50% of children with hearing impairment have a risk factor, the American Academy of Pediatrics stated that selectively screening babies at high risk was inadequate, and it has recommended that all babies be screened for hearing impairment. In 1999, the American Academy of Pediatrics’ Task Force on Newborn and Infant Hearing published guidelines for universal newborn hearing screening programs. These guidelines are intended to establish the standard of care and provide that:

•	at least 95% of all newborns should be screened;

•	the screening method used must have the ability to detect all infants with a hearing impairment of at least 35 dBnHL, decibels normal hearing level, a common audiological unit to measure hearing, in the better ear;

•	the screening method should not refer more than 4% of all children tested for further evaluation;

•	no more than 3% of children with normal hearing who are screened should receive results that indicate they have a hearing impairment, a screening error known as a false positive result; and

•	no child whose hearing is impaired should receive a normal result, a screening error known as a false negative result.

Because positive results are referred to an audiologist or physician for additional testing and evaluation, limiting the number of further evaluations stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional trauma for parents.

In order to meet the standard of care guidelines set forth by the American Academy of Pediatrics, a hearing screening program needs to employ a screening method that focuses on two parameters: sensitivity and specificity. Sensitivity is the capacity to detect the disease or disorder in those infants with the disease or disorder. A sensitivity of 100% indicates that no newborns with a hearing impairment receive results indicating the absence of a hearing impairment. Specificity is the capacity to detect those infants without the disease or disorder. A specificity of 100% indicates that no newborn that actually has normal hearing receive results suggesting the presence of a hearing impairment.

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

Auditory brainstem response.    Auditory brainstem response technology is the most accurate and comprehensive method for characterizing hearing impairment in adults and infants. Auditory brainstem response technology uses sensors placed on the head to measure the response of the brain and auditory nerves to sounds delivered through earphones. Hearing impairment is evaluated by monitoring the brain’s response to varying the frequency and volume of sounds. Trained clinicians must operate the auditory brainstem response screening equipment, and the screening results must be interpreted by an audiologist or trained physician. Auditory brainstem response technology is primarily used to assess the degree of hearing impairment in adults and children and is not widely used for newborn screening due to the high cost, lengthy procedure time and unavailability of trained specialists in many neonatal nurseries. Enhanced auditory brainstem response devices automate portions of the screening process, such as providing pre-determined parameter menus, to make these devices easier to use or the results easier to interpret. The user has discretion to set some or all of the screening parameters and, as a result, many enhanced auditory brainstem response devices require substantial user training. A physician, audiologist or other trained specialist may also be required to review a pass or refer result because these products permit discretion in setting screening parameters.

Otoacoustic emissions.    Otoacoustic emissions screening is a method of detecting hearing impairment in adults and children. Otoacoustic emissions are sounds created by the active biomechanical processes within the sensory cells of normal ears. Since otoacoustic emissions are present in normal ears, an absence of otoacoustic emissions is a sign of irregular function of these sensory cells, which could result in hearing impairment. Otoacoustic emissions screening uses a probe placed in the ear to deliver auditory stimulus and measures the response of the sensory cells with a sensitive microphone. Otoacoustic emissions screening does not evaluate the function of the entire hearing pathway because it does not assess the neural pathways. Therefore, otoacoustic emissions technology can fail to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. An individual otoacoustic emissions screening is relatively inexpensive. However, a number of clinical studies have documented that otoacoustic emissions screening can result in an excessive number of false positive results, which require retesting. For example, a study conducted by researchers at the University of Michigan, reported in the December 2000 American Journal of Audiology, concluded that otoacoustic emissions screening of newborns had an 11% to 35% false referral rate, far in excess of the recommendations of the American Academy of Pediatrics. For otoacoustic emissions screening, these false positive results occur because in the first days after birth newborns commonly have fluid in their ears from the birth process, which can impair the ability to accurately assess hearing impairment with one screening.

Natus AABR Technology.    In order to address the limitations of other screening techniques, our ALGO screening product family utilizes proprietary Natus AABR Technology to provide accurate and non-invasive hearing screening for newborns. The ALGO screener, like traditional and enhanced auditory brainstem response devices, utilizes a number of sensors placed on the newborn’s head to measure the response of the brain and auditory nerves to sounds delivered through specially designed earphones. However, unlike traditional auditory brainstem response devices and most enhanced auditory brainstem response devices, our ALGO screener does not require a trained clinician to conduct the screening or an audiologist or physician to interpret the results. The ALGO screener uses our proprietary algorithms to perform the screening and draw a conclusion as to whether a baby needs to be referred to an audiologist for further evaluation.

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

Depending on its cause, jaundice can be treated by helping the newborn to excrete the bilirubin or to reduce bilirubin production. In the early stages, jaundice can be treated with blue light, known as phototherapy, hydration and frequent feedings. Dangerous or toxic levels of bilirubin are treated by blood exchange transfusion, which is a high-risk procedure for newborns. If a physician can assess the amount of bilirubin being produced and excreted by a newborn, the physician can better tailor the newborn’s treatment appropriately, reduce the number of invasive tests required to monitor the levels of bilirubin, and determine the appropriate term of hospitalization. In full term infants, the level of bilirubin in their blood is highest at approximately 72 hours after birth. However, infants are being discharged from the hospital before 72 hours after birth due to cost considerations. The National Hospital Discharge Survey estimated that for 1998 approximately 73% of all newborns in the United States were discharged before 72 hours after birth. In addition, it estimated that 24% of all newborns in the United States were discharged before 48 hours after birth. Thus, some infants may develop a potentially dangerous elevation in bilirubin levels after discharge. An article in the February 22, 2001 New England Journal of Medicine reported that early discharge and a reluctance to treat jaundice aggressively has led to an increase in the reports of brain damage caused by severe hyperbilirubinemia. In April 2001, the Joint Commission on Accreditation of Healthcare Organizations, a healthcare accrediting body in the United States, issued a Sentinel Event Alert emphasizing the need for hospitals to review current policies and procedures relating to hyperbilirubinemia in newborns and suggesting steps to prevent its occurrence in the future. In June 2001, the Center for Disease Control’s Morbidity and Mortality Weekly Report published four case studies of kernicterus. Kernicterus is a completely preventable condition that often results in permanent neurological damage brought on by the known toxic effects of excessively high levels of bilirubin.

The standard of care treatment for severe jaundice is phototherapy. During phototherapy the patient is exposed to a light source which converts the bilirubin to a form that is more easily excreted by the body. The optimal color of light to cause this conversion is in the blue range at a wavelength of approximately 450 nanometers. Most phototherapy lights use either fluorescent or halogen light sources. While these other light sources produce light that is effective in converting bilirubin they also produce light outside the optimal color range that may include harmful ultraviolet and/or infrared light. Ultraviolet light can cause skin damage similar to that which results from overexposure to the sun. Fluorescent and in particular, halogen light sources generate heat energy, which can result in dehydration.

Our neoBLUE phototherapy device is a phototherapy light that uses Light Emitting Diode or LED, technology to generate a narrow spectrum of light that, we believe, is optimal for the conversion of bilirubin, and produces a negligible amount of both ultraviolet and infrared light. These LEDs emit a high-intensity band of blue light, which is clinically proven to be most effective in the breakdown of bilirubin. Because the neoBLUE phototherapy device emits significantly less ultraviolet light and heat than conventional phototherapy devices, it may reduce the risk of skin damage and dehydration for infants undergoing treatment. Also, the utilization of this light may result in a more rapid reduction of bilirubin levels in newborns and potentially reduce the treatment time associated with phototherapy.

Our CO-Stat analyzer measures a baby’s exhaled carbon monoxide to indicate the rate at which bilirubin is being produced and may assist the clinician in determining the cause of neonatal jaundice. If the rate of red blood cell break-down, or hemolysis, is normal or low, the baby is not producing excessive levels of bilirubin and may be a candidate for early discharge. If the rate of hemolysis is high, this may be an indication of potentially serious disorders and increases the likelihood of neonatal jaundice. If the baby is producing high levels of bilirubin and does not develop jaundice in the first few days, the baby is presumed to be eliminating bilirubin efficiently but the underlying cause of the hemolysis may require treatment. If the baby develops jaundice, monitoring the rate of hemolysis with our CO-Stat analyzer product can help determine if jaundice is caused by excessive bilirubin production or inadequate bilirubin excretion.

Screening Techniques

Current means of identifying newborns with high or increasing bilirubin levels include visual observation, blood tests to assess bilirubin levels, antibody tests and the use of devices that measure the amount of yellow color in the skin.

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

Skin Color Assessment.    In recent years, a number of devices have been introduced to monitor changes in bilirubin levels by measuring the amount of yellow color in the skin. They are convenient because they do not require a blood sample. However, the reliability of tests performed with these devices is complicated by the variations in skin pigmentation, the baby’s age and birth weight. As with the blood sampling methods, measuring the amount of yellow color in the skin does not identify the factors contributing to the elevated bilirubin level.

CO-Stat End-Tidal Breath Analyzer.    In order to address the limitations of other means of analyzing hemolysis, our CO-Stat analyzer measures a baby’s exhaled carbon monoxide to assess the rate of hemolysis accurately. Hemolysis produces bilirubin and carbon monoxide in equal amounts, so that the rate of bilirubin production can be estimated by an analysis of the carbon monoxide in a newborn’s exhaled breath, while correcting for the carbon monoxide existing in the screening environment. Our CO-Stat analyzer can be used by a clinician with minimal training to conduct hemolysis testing. The physician can use the results of our CO-Stat analyzer to assess the rate of hemolysis. An assessment of how rapidly a newborn is producing bilirubin can help to identify those newborns who are more likely to develop jaundice after discharge from the hospital. If a newborn develops jaundice, knowing how rapidly a newborn is producing bilirubin can also help physicians determine whether jaundice stems from excessive bilirubin production or failure to excrete bilirubin adequately, which may guide further evaluation and patient management.

Our Products

Our products include the ALGO screener, MiniMuffs® Neonatal Noise Attenuators, CO-Stat analyzer and neoBLUE™ phototherapy device product lines. The ALGO screeners and related single use disposable supplies are designed to objectively test newborn hearing shortly after birth and prior to discharge. The CO-Stat analyzer and disposable supplies are designed to provide a measure of the rate of hemolysis in order to assess the cause of elevation in the level of bilirubin. MiniMuffs, single use protective ear covers, reduce the level of noise to which newborns are exposed. The neoBLUE phototherapy device is a phototherapy light, incorporating a blue LED light source for the treatment of newborn jaundice. The following table provides a list of our current products.

Hearing Products	Description	Approved Markets

ALGO 3™ screener	Newborn hearing screening station	United States, Europe, Australia, New Zealand and Canada

ALGO 2e Color™ screener	Newborn hearing screening station	United States, Europe, Japan, Australia, New Zealand and Canada

ALGO® Portable screener	Portable newborn hearing screener	United States, Europe, Japan, Australia, New Zealand and Canada

ALGO Disposable Kit(s): EarCouplers® Ear Phones or FlexiCouplers® Disposable Ear Phones Jelly Button® or Jelly Tab® Sensors	Single use disposables including ear phones and electrodes	United States, Europe, Japan, Australia, New Zealand and Canada

MiniMuffs®	Single use disposable ear cover to reduce noise	United States, Europe (no approval required), Australia and New Zealand

Jaundice/Hemolysis Products

CO-Stat™ analyzer	Newborn screening station to analyze the rate of hemolysis	United States, Europe and Canada

CO-Stat Disposable Kit: Sample Tubing and Filters	Single use disposables including tubing and filter unit for patient sampling	United States, Europe and Canada

neoBLUE™ phototherapy device	Narrow band phototherapy device for treatment of jaundice	United States and Europe

Hearing Products

ALGO Newborn Hearing Screening Product Family

Our ALGO screening product family utilizes automated auditory brainstem response technology to provide accurate and non-invasive hearing screening for newborns. The ALGO screener delivers thousands of soft clicking sounds to the newborn’s ears through sound cables and disposable ear phones connected to the instrument. Each click elicits a series of identifiable brain waves, which are detected by disposable sensors placed on the baby’s forehead, shoulder, and at the nape of the neck. This methodology will detect hearing loss at 35 dBnHL or higher. The ALGO screener automatically extracts the infant’s brainwave responses from the background noise and noise caused by muscle activity. These brainwave responses are then compared to a template based on the brainwave responses of infants with normal hearing. The ALGO screener displays a “Pass” message when it collects sufficient data to establish that the baby’s responses are consistent with the responses of a normal hearing child to a 99.96% level of statistical confidence. If a determination cannot be reached after 15,000 clicks, the ALGO screener displays a “Refer” message, indicating that the infant should be referred for more detailed evaluation, including repeating the hearing screening by an audiologist or other specialist. Once the results of the second hearing screening are available, if the results still “Refer” the specialist will conduct additional tests to determine the type and severity of the hearing impairment. While the per test disposable costs of otoacoustic emissions screening may be lower than the per screening costs of our ALGO disposable supplies, published clinical studies have shown that ALGO-only screening programs are no more expensive than OAE-only programs or “two-step” (testing using OAE first, followed by ALGO screening for only the newborns that can not pass the OAE test) programs for hospitals with established screening programs, and that ALGO-only screening programs are lower in cost and achieve the lowest referral rates for hospitals just starting a newborn hearing screening program. We believe that by universally using automated auditory brainstem response technology our ALGO screening products have a number of advantages that include:

•	Accuracy. Tests using automated auditory brainstem response have the highest documented specificity and sensitivity for newborn hearing screening of devices not requiring a specially trained audiologist, although the ALGO screener does not determine the cause of the hearing impairment.

•	Compliant with standard of care guidelines. Our ALGO screener meets the requirements of the American Academy of Pediatrics for universal newborn hearing screening for low refer rates, minimizing parental anxiety and the cost of rescreening.

•	Immediate crib-side results. Our screening tests can be conducted within hours after birth. Middle ear fluid and ear canal debris, which are often still present in the first 12 to 24 hours of after birth, do not significantly affect the results of our test.

•	Ease of use. Our test does not require an audiologist or physician to conduct the screening or interpret the results.

•	Objective results. Our test produces objective “Pass” or “Refer” results, which do not require interpretation by an audiologist or other trained clinician. The “Refer” result provides indications that the baby’s brainwave is not consistent with a normal hearing child but does not quantify the severity of the possible hearing impairment.

•	Rapid results. ALGO hearing screenings can be performed and results can be obtained prior to discharge from the hospital.

The ALGO screener line was first introduced in 1985. We acquired the ALGO screener product line in 1987, and we have since introduced six new versions of the ALGO screener and currently market the ALGO 3 screener, the ALGO 2e Color screener and the ALGO Portable screener.

ALGO 3 Newborn Hearing Screener.    In October 2001, we introduced the ALGO 3 screener. The ALGO 3 screener incorporates a laptop computer that interfaces our custom circuit boards and uses commercially available operating system software. This system uses our proprietary software to conduct simultaneous screening of both ears and conducts tests at 35 and 40 dBnHL. The ALGO 3 screener uses our software to store results from every test automatically, which facilitates prompt follow-up and tracking of patient results. Users can print daily, weekly or monthly reports, create backup files and integrate screening results into statewide databases. The ALGO 3 screener is also designed to allow for future software and hardware upgrades. The ALGO 3 screener uses an enhanced software program that makes it faster and easier to use. For example, the ALGO 3 screener lowered the initial refer rate of the already efficient ALGO 2e Color screener by an additional 50%.

ALGO 2e Newborn Hearing Screener.    In December 1998, we introduced the ALGO 2e Color screener. The ALGO 2e Color screener is similar in configuration, but not in feature and functionality, to the ALGO 3 screener. This system uses its software to conduct simultaneous screening of both ears and conducts tests at 35 and 40 dBnHL. It uses software to store results from every test automatically, which facilitates prompt follow-up and tracking of patient results.

ALGO Portable Newborn Hearing Screener.    In June 1998, we introduced the ALGO Portable screener, which is compact and weighs less than five pounds. The ALGO Portable screener provides the flexibility to screen newborns in the newborn nursery, doctor’s office, clinic or home. The ALGO Portable comes with an attachable printer and is sold primarily in Europe and in Japan and to low volume birthing centers and hospitals.

ALGO Disposable Kit(s).    For infection control, accuracy, and ease of use, each hearing impairment test conducted with the ALGO screener is carried out with ALGO disposable kit(s) that include single use earphones, which we call Ear Couplers or FlexiCouplers, and electrodes, which we call Jelly Button or Jelly Tab Sensors. All of our screening supplies are alcohol and latex-free, and our adhesives are specially formulated for newborns.

Currently some hospitals use our ALGO screening products to screen only those newborns with risk factors for hearing loss while other hospitals use our ALGO screening products in their universal newborn screening programs.

MiniMuffs Neonatal Noise Attenuators

In 1995, we introduced our MiniMuffs, which are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units. The MiniMuffs fit securely over a baby’s ear and reduces sound levels by at least seven decibels, representing a reduction of sound pressure by more than 50%. Our MiniMuffs products are sold in the United States, Europe, Australia and New Zealand and meet health care infection control standards through a single use design. They adhere to the baby’s head with a non-toxic adhesive and are designed for a single use on a single patient for one day.

Jaundice/Hemolysis Products

NeoBLUE LED Phototherapy device

Our neoBLUE phototherapy device is a crib-side unit used for the treatment of jaundice. We believe that the neoBLUE phototherapy device is the only commercially available product that uses blue LED’s as its light source, providing reduced ultraviolet light and reduced heat emissions compared to other currently available phototherapy devices. We received FDA clearance for use of our neoBLUE phototherapy device in October 2002. We began to commercially market our neoBLUE phototherapy device in October 2002.

CO-Stat End-Tidal Breath Analyzer Product Family

CO-Stat End-Tidal Breath Analyzer.    Our CO-Stat analyzer is a point of care device used in well baby nurseries and newborn intensive care nurseries to measure a baby’s exhaled carbon monoxide concentration to indicate the rate at which bilirubin is being produced and may assist the clinician in determining the cause of neonatal jaundice. In order to conduct a complete assessment of a newborn’s risk of jaundice, the clinician would need to measure the rate at which bilirubin is being produced, the level of bilirubin in the blood and the rate at which the baby is excreting bilirubin. No currently available laboratory test or medical instrument is capable of assessing all of these clinical indicators. We received FDA clearance in March 1998 for use of our CO-Stat analyzer products to monitor hemolysis, or the rate at which red blood cell breakdown occurs and bilirubin is produced. We believe our CO-Stat analyzer is the only FDA-cleared device for this purpose. By measuring and subtracting the environmental level of carbon monoxide during the screening procedure, our CO-Stat analyzer identifies trace levels of carbon monoxide produced primarily through the breakdown of red blood cells. This information helps physicians distinguish between the jaundice stemming from bilirubin production and the body’s failure to excrete bilirubin. The CO-Stat analyzer assists clinicians in assessing bilirubin production, but does not determine the level of bilirubin in the blood.

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

CO-Stat Analyzer Product Status

CO-Stat Analyzer.    We began to commercially market our CO-Stat analyzer products in January 2001. To date, we have not achieved the level of sales of our CO-Stat products that we had anticipated, and in the third quarter of 2002, began to reduce marketing and sales expenses associated with our CO-Stat products in order to more accurately reflect our expectations regarding near term revenues. While we intend to continue to support the user base now in place, we are currently evaluating the viability of marketing our CO-Stat products in the newborn jaundice market.

We have supported clinical studies relating to the use of our CO-Stat product in the newborn jaundice market. For instance, we conducted a two-year study of the CO-Stat analyzer at ten sites with 1,300 newborns to evaluate the ability of the carbon monoxide analysis alone and in combination with blood-based bilirubin testing to identify newborns who are at risk for developing hyperbilirubinemia. Principal clinical investigators in the United States included researchers from Stanford University, University Hospital of Cleveland, Women & Infants’ Hospital in Providence, Rhode Island, the University of Pennsylvania and William Beaumont Hospital in Royal Oak, Michigan. Investigators from hospitals in Israel, Hong Kong and Japan also participated. Based on the data gathered during the study, the investigators concluded that a high rate of hemolysis is an important contributing factor in the majority of cases of hyperbilirubinemia. In addition, the investigators concluded that the CO-Stat analyzer enables clinicians to rule out excessive rates of hemolysis and thereby identify those babies who potentially may be discharged early because they are not likely to develop hyperbilirubinemia. The study, which was published in Pediatrics in July 2001, also concluded that the preferred means of conducting pre-symptomatic jaundice monitoring is assessing bilirubin production and elimination concurrently. The CO-Stat analyzer assists clinicians to assess bilirubin production, but does not determine the level of bilirubin in the blood or bilirubin elimination.

In addition, the University of Chicago conducted a clinical study of approximately 660 babies to assess the cost-effectiveness and clinical reliability of the CO-Stat analyzer as compared to the Coombs test. The principal investigators presented the results of the study in March 2001 at the California Association of Neonatologists Annual Meeting and the study was published in the Journal of Perinatology in July 2002. The principal investigators concluded that the Coombs test is not as accurate as the CO-Stat analyzer for the identification of hemolysis in newborns. In addition, the principal investigators concluded that the cost of the Coombs test is approximately 1.5 times more per infant for identification and evaluation of hemolysis as compared to the CO-Stat analyzer.

We continue to support clinical research in the field of neonatal jaundice management. Additionally, we have initiated clinical trials with the CO-Stat analyzer designed to evaluate the rate of carbon monoxide production as an indicator for pre-eclampsia and pre-term labor. In addition, we commenced a separate small trial for use of the CO-Stat analyzer in the management of sickle cell disease. These trials are in their early phases and results are not expected until later in 2003, or beyond. We can not predict the results of these trials.

Customers

Our customers include physicians, nurses, audiologists, hospitals and government agencies. We have sold approximately 4,355 ALGO screeners worldwide. We believe that there are approximately 4,000 birthing and children’s hospitals in the United States. Our ALGO screening products have been installed in at least 2,000 of these facilities. We have sold a total of 14 neoBLUE phototherapy devices during the two months since the product was introduced. To date, our CO-Stat analyzer sales have not been significant.

We sold disposable supplies to conduct approximately 2.1 million hearing screenings in 2002, 2.0 million hearing screenings in 2001 and approximately 1.7 million hearing screenings in 2000. While the majority of our sales have been to customers in the United States, we have also sold ALGO screeners in 22 countries, including, but not limited to, Austria, Australia, Belgium, Germany, Japan, New Zealand and the United Kingdom. From time to time we participate in bidding and other selection processes for country or statewide hearing screening programs. For example, we participated in the National Health Service’s selection process in the United Kingdom for newborn hearing screening equipment vendors for England, Scotland and Wales. The selection process was finalized in 2002 and Natus shares the award as a vendor for newborn hearing screening equipment with five other vendors and to date, we have received the majority of the orders placed under that award. In September 2002, Natus also participated in the selection process for a province in Australia, sharing the award with one other vendor.

We began to commercially market our CO-Stat analyzer in January 2001 and our neoBLUE phototherapy device in October 2002. In 2002, 2001 and 2000, no single end customer comprised more than 10% of our revenues.

Marketing and Sales

Our ALGO screening products have been commercially available since 1985, and we began selling our MiniMuffs products in 1995. We began marketing our CO-Stat analyzer products for commercial use in January 2001. To date, our CO-Stat product has not achieved the commercial success that we had anticipated; however, we continue to support clinical research in the field of newborn jaundice management and for additional clinical applications. We only recently began marketing our neoBLUE phototherapy device in October 2002. We are using methods to sell our MiniMuffs and neoBLUE phototherapy devices that are similar to the methods we currently use to sell our ALGO screening products. We are currently evaluating the methods and viability of marketing our CO-Stat products in the newborn jaundice markets. Any future successful marketing of our CO-Stat product will require our use of strategies to establish and grow a market for the product.

Marketing

Our marketing strategy is to differentiate our products by their level of performance including sensitivity, specificity and reliability, ease of use and pre-discharge cost-impact testing advantages. We educate customers and potential customers about our products through:

•	participation in physician group and health care agency conferences;

•	efforts by our clinical educators and sales team;

•	publications in peer reviewed, professional journals;

•	our recently upgraded website;

•	print and direct mail advertising;

•	sponsorship of and participation in clinical education seminars; and

•	electronic mail notification to customers about new products.

We believe that educational efforts directed at government agencies and other third party payors about the benefits of universal screening in terms of patient outcomes and long-term treatment costs are a key element of our marketing strategy.

Direct Sales

In the United States, we sell our products to three groups of potential purchasers:

•

States.    To reduce the cost of special education and state funded rehabilitation programs, many states have mandated universal newborn hearing screening through legislation or provided funding for hearing screening at hospitals. Some of these states purchase hearing screening units directly from us and provide them to hospitals. Georgia, Mississippi, New Mexico, North Carolina, Oklahoma, South Carolina, Maine and Alaska have each purchased ALGO screening products for hospital placement. No states have mandated hemolysis testing for newborns or purchased equipment from us for this purpose.

•	Hospitals. Hospitals often purchase products from us directly, either in response to a state mandate requiring universal newborn hearing screening or in conjunction with a voluntary screening program for newborn hearing or jaundice management.

•	Neonatologists, pediatricians and audiologists. Our sales force often identifies these professionals as the advocate of universal hearing screening programs or newborn jaundice management within the hospital. We focus our sales efforts on these individuals who tend to be knowledgeable about the cost and treatment benefits of universal newborn hearing screening or pre-discharge hemolysis monitoring as the case may be.

Although we previously relied exclusively on distributors in Japan, we established a Japanese subsidiary in July 2000 and assumed the activities of our top-tier Japanese distributor in July 2001. We commenced sales to re-distributors in Japan in July 2001. We established a subsidiary in the United Kingdom in December 2000, which acquired our distributor in the United Kingdom in January 2001.

Distributor Sales

In addition to our direct sales force, outside the United States we have relied heavily on our distributor sales channel. Revenues from sales through distributors were approximately 13% of our revenues in 2002 and 14% of our revenues in 2001 and 2000, including sales to sub-distributors in Japan. Our distributors either assist our sales staff or are our sole sales and support representatives in their territories. We have established a network of distributors in Europe, Asia and Australia, numbering over 20 at the end of 2002. Our distributors typically perform marketing, sales and technical support functions in their country or region. Each one may distribute directly to the customer, via other distributors or resellers or both. We actively train our distributors in both product and sales methods.

Group Purchasing Organizations

In addition, approximately 90% of the hospitals in the United States are members of group purchasing organizations, which negotiate large volume purchase prices for member hospitals, group practices and other clinics. We have entered into agreements with several group purchasing organizations, and we intend to enter into similar agreements with other group purchasing organizations in the future. These group purchasing organizations are not required to continue to negotiate prices with us, and the members of these organizations are not required to purchase our products. For example, members of Novation, a group purchasing organization, receive specially negotiated prices, volume discounts and other preferential terms on their member’s direct purchases from us. Our agreement with Novation requires Novation to promote our hearing screening products to its members and to inform its members about the special terms we have negotiated. We have agreed to pay Novation marketing fees for these efforts, which fees are based on a percentage of our net sales to Novation’s members. Our agreement with Novation continues until January 31, 2004, but we or Novation may cancel it with notice or agree to extend it for up to two additional one-year terms. Direct purchases by members of Novation accounted for approximately 29% of our revenues in 2002, 25% of our revenues in 2001 and approximately 22% of our revenues in 2000. Novation’s members purchase products directly from us under the terms negotiated in the group purchasing agreement, and Novation does not purchase and resell our products to its members. Direct purchases by members of group purchasing organizations accounted for approximately 47% of our revenues in 2002, 35% of our revenues in 2001 and approximately 23% of our revenues in 2000.

Customer Service and Support

Our ALGO screening products, CO-Stat analyzer and neoBLUE phototherapy device are sold with a one-year warranty. We also sell extended warranty agreements for all of our products. We provide service to our domestic customer base through our Redding, California service center. This facility is equipped to perform full service, repair, and calibration services to customers on a warranty and fee basis. Service for our international customers is provided either by TriVirix International, Inc., our European contract manufacturer, our Japanese subsidiary or our Redding facility. We have certified TriVirix to perform all levels of service and repair on ALGO screening products.

Third Party Reimbursement

In the United States, health care providers that purchase products like ours generally rely on third party payors, including private health insurance plans, federal Medicare, state Medicaid and managed care organizations, to reimburse all or part of the cost of the procedure in which the product is used. Our ability to commercialize our products successfully in the United States will depend, in part, on the extent to which reimbursement is available for screenings, tests or treatments performed with the ALGO screener, CO-Stat analyzer or neoBLUE phototherapy device. Third party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors, such as insurance companies or health maintenance organizations, provide for testing services. In general, reimbursement for hearing impairment screening and jaundice assessment for newborns is included in the lump sum payment for the newborn’s birth and hospitalization. For this reason, we are not able to measure a reimbursement success rate for our products.

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

Effective October 1, 1991, the United States’ The Centers for Medicare and Medicaid Services adopted regulations that provide for the inclusion of capital related costs in the prospective payment system for hospital inpatient services. Under this system most hospitals are reimbursed by Medicare on a per diagnosis basis at fixed rates unrelated to actual costs incurred in making the diagnosis. Under this system of reimbursement, equipment costs generally are not reimbursed separately, but rather are included in a single, fixed rate per patient reimbursement for screening based on approved current procedural terminology codes. Some states, such as California and Florida, reimburse clinicians for hearing screenings conducted with ALGO screening products as a separate reimbursement group from the birth and initial hospitalization reimbursement group. These regulations are being phased in over a ten-year period. Medicare reform legislation required The Centers for Medicare and Medicaid Services to implement a prospective payment system for outpatient hospital services. This system also provides for a per-patient fixed rate reimbursement for outpatient department capital costs. Although the full implications of these changes cannot be known, we believe that the regulations will place more pressure on hospitals’ operating margins, causing them to limit capital expenditures and reduce operating budgets. These regulations could cause hospitals to decide to defer purchasing equipment like our products as a result of limitations on their capital expenditures. The recent Medicare legislation also requires The Centers for Medicare and Medicaid Services to adopt uniform coverage and administration policies for laboratory tests.

In addition to traditional third party reimbursement, universal newborn hearing screening may be either paid for directly by the state or through private insurance coverage required by state legislation. Thirty-seven states and the District of Columbia have passed legislation requiring newborns to be screened for hearing impairment prior to hospital discharge.

In the United States, we have found the state to be the most appropriate level of government to implement universal newborn hearing screening. At the state level, the cost of newborn hearing screening can most directly be weighed against the much higher cost to the state of education and treatment programs required for the hearing impaired. A key element of our reimbursement strategy for the ALGO screening products has been to promote the adoption of universal newborn hearing screening legislation and equipment purchases at the state level.

States typically implement universal newborn hearing screening in the following manners:

•	Voluntary. Hospitals are not required to provide universal newborn hearing screening, but the majority of newborns are screened. In some cases, the state may also purchase the equipment and disposables directly and provide them to hospitals. As of December 31, 2002, the states with voluntary programs are Arizona, Delaware, Idaho, Iowa and Michigan.

•	Mandate with equipment purchase. The state has mandated universal newborn hearing screening, and the state purchases or subsidizes equipment and disposables for birthing facilities. As of December 31, 2002, the states that have adopted this type of program are Georgia, Illinois, Kentucky, Mississippi, New Mexico, North Carolina, Oklahoma, South Carolina and Wyoming.

•	Mandate with state reimbursement. The state has mandated universal newborn hearing screening and reimburses hospitals on a per-test basis for Medicaid patients. As of December 31, 2002, the states that have adopted this type of program are Arkansas, California, Florida, Maryland, Massachusetts, Missouri, Nebraska, Ohio and West Virginia.

•	Mandate without state reimbursement. The state has mandated universal newborn hearing screening and requires third party reimbursement, usually as a part of the newborn birth process amount. As of December 31, 2002, the states that have adopted this type of requirement are Colorado, Connecticut, Hawaii, Indiana, Kansas, Louisiana, Maine, Montana, Nevada, New Hampshire, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia and Wisconsin.

We have sold our ALGO screening products to customers in each of the 50 states. We help our customers understand the applicable regulations in their state and provide them with copies of published public policies. We also provide hospitals with local references so that customers may learn more about reimbursement in their states.

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

Manufacturing

A significant portion of the components of our products are manufactured for us by other companies. However, we perform final assembly, testing and packaging of the ALGO 3 screener, the ALGO 2e Color screener, neoBLUE phototherapy device and the CO-Stat analyzer ourselves to control quality and manufacturing efficiency. In order to reduce costs and to add additional capacity, in the future we may move some labor intensive operations to less costly manufacturing locations or outsourcing processes. For example, we entered into an agreement with TriVirix in December 1998 for the manufacture of our ALGO Portable screening product. We use contract vendors to manufacture our disposable products, and we perform regular quality audits of these vendors.

We purchase materials and components from qualified suppliers that are subject to our stringent quality specifications and inspections. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices or disposables for use with medical devices. Most of our purchased components are available from more than one supplier. For those components for which relatively few alternate supply sources exist, we are currently trying to locate additional suppliers that meet our quality standards as well as specific regulatory compliance standards.

Currently, only one Natus approved supply source exists for the adhesive used in our ALGO disposables and our MiniMuffs product. The adhesive, called hydrogel, is manufactured by a supplier that also sells the product to a variety of other medical device manufacturers. We are in the process of identifying other sources of hydrogel for ongoing supply, but, in the meantime, our disposables manufacturer has scheduled long term delivery of hydrogel for our products in an amount that we believe will be sufficient to allow us time to locate and qualify a new supplier should our current supplier fail to fulfill our needs. Other formulations of hydrogel exist. However, if a new adhesive is incorporated into our products, then those products may require new regulatory clearance by the FDA, as well as by similar regulatory agencies outside the United States. In addition, we have used a single source to obtain electrochemical sensors for our CO-Stat analyzer. Other sources of supply exist for this component, but we could experience a delay in production of our CO-Stat analyzers if we were unable to obtain a sufficient quantity from our current vendor.

Our manufacturing, service and repair facilities are subject to periodic inspection by United States, state and foreign regulatory authorities. Our quality assurance system is subject to regulation of both the FDA and the State of California. We are required to conduct our product design, testing, manufacturing and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. Our manufacturing and service and repair facilities are registered and/or licensed by the FDA and the California Department of Health Services, Food and Drug Branch. We have passed all quality system regulations inspections of our facilities conducted by the FDA and the State of California. In addition, our facility has received ISO 9001/EN46001 certification. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allowed us to place a CE mark on our products after assembling appropriate documentation.

We entered into a manufacturing agreement with TriVirix to serve as our European manufacturing, service and distribution center. We qualified TriVirix’s Belfast, Northern Ireland facility to produce the ALGO Portable screener in April 1999. TriVirix is also a FDA registered manufacturing facility with a full quality system in place in accordance with the FDA’s Quality System Regulation and ISO 9002. TriVirix currently supplies all of our ALGO Portable screening units and has begun to supply a portion of our preamplifier and printed circuit board needs.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing additional test applications for our current products.

Our CO-Stat analyzer has been cleared by the FDA for measuring exhaled carbon monoxide in pediatric and adult patients. Although the CO-Stat product has not achieved the commercial success that we had anticipated, we continue to support clinical research worldwide, in the fields of newborn jaundice management and other clinical applications. For example, we believe the CO-Stat analyzer may be used to detect pregnancy induced hypertension in its early stages. Exhaled carbon monoxide may be a clinical indicator for other disorders of newborns and adults such as pneumonia, asthma, infection, pre-eclampsia, pre-term labor and blood disorders. We have initiated clinical trials with the CO-Stat analyzer designed to evaluate the rate of carbon monoxide production as an indicator for pre-eclampsia and pre-term labor. We commenced a separate trial to test the use of the CO-Stat analyzer in the management of sickle cell disease. However, there are no current commercial uses for our CO-Stat analyzer in diagnosing or monitoring any of these conditions. We cannot be sure we will ever market a device to monitor or screen for these or any other disorders and cannot predict the results of clinical trials.

Our research and development expenses were $4.9 million in 2002, $4.3 million in 2001 and $3.5 million in 2000.

Proprietary Rights

Our products rely on our internally developed intellectual property and other proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection and do not provide significant barriers to competition. We have eighteen issued United States patents, which will expire at various times from 2007 to 2021, and eight patent applications pending before the United States Patent and Trademark Office. We have one patent granted in Canada and four patent applications pending in Canada. We have one patent issued with the European patent office, which we intend to register in ten countries and eleven patent applications pending with the European patent office. We have one patent granted in France and one patent application pending in France. We have three patent applications granted in Japan and twelve patent applications pending in Japan. We have two patents granted in Germany, one patent granted in Iceland, one patent granted in the Netherlands, one patent granted in Switzerland, and two patents granted in the United Kingdom. We have four patent applications pending in Australia, two patent applications pending in the Czech Republic, one patent application pending in Hong Kong, two patent applications pending in Hungary, one patent application pending in Italy and one patent application pending in Norway. Our patents and patent applications address various aspects of our current products and those in development including, but not limited to, the earphones used with our ALGO screeners, the method by which our CO-Stat analyzer measures end tidal carbon monoxide and the filters used with our CO-Stat analyzer. The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our proprietary automated auditory brainstem response technology, expired in late 1999, and the subject matter of that patent is in the public domain. With respect to our neoBLUE phototherapy device, the basic concept of using blue lights for phototherapy is well established in the technical literature and is therefore not patentable. However, we have one patent pending that pertains to some of the features in our neoBLUE device, and the design and manufacturing methods we use are proprietary to us. Our ALGO screeners and CO-Stat analyzers use our proprietary software to produce their results, which we license under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers and purport to take effect upon the opening of the product package or use of the screening equipment. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or improperly obtain and use information that we regard as proprietary. Monitoring unauthorized use of our products is difficult and we are unable to determine the extent to which unauthorized use of our products exists. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. Our means of protecting our proprietary rights may be inadequate and enforcing our intellectual property rights could be costly and time consuming and may divert our management’s attention and resources. Enforcing our intellectual property rights could also result in the loss of intellectual property rights.

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

Competition

We compete in intensely competitive and rapidly evolving markets. We face competition primarily from medical device companies that manufacture hearing screening products, testing products for determining bilirubin levels based on skin color, chemicals used to conduct the Coombs test or blood-based bilirubin tests and phototherapy products. We have experienced and expect to continue to experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

Companies offering competitive products vary in scope and breadth. With respect to our hearing impairment screening products, our competitors include:

•	ETYMOTIC Research, Kedly, Inc., Nicolet Biomedical/Grason-Stadler, Inc., Madsen Electronics, Otodynamics, Ltd., Starkey Laboratories, Inc. and Welch Allyn, Inc., which sell otoacoustic emissions products;

•	Intelligent Hearing Systems and Sonamed Corp., which sell enhanced auditory brainstem response and otoacoustic emissions products, which run a test on the basis of parameters set by the clinician performing the test and continue to conduct the test until parameters are satisfied and produce results that must be interpreted by a trained audiologist or other specialist;

•	Bio-logic Systems, Madsen Electronics and Fischer-Zoth, which sells enhanced auditory brainstem response and otoacoustic emissions products; and

•	SLE Ltd., which sells auditory brainstem response products.

With respect to our CO-Stat analyzer products, our competitors include:

•	Johnson & Johnson and Roche, which sell laboratory equipment and chemicals used to conduct the Coombs test or to measure bilirubin levels in the blood; and

•	Minolta and SpectRx, which sell equipment to measure the yellowness of the skin.

Our competitors for our neoBLUE phototherapy device include:

•	Olympic Medical, Ohmeda Medical, Dräger Medical Inc. and Medela, which sell phototherapy devices.

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

We believe that we compete favorably on these factors. However, we expect competition in the newborn screening market to increase significantly as new companies enter the market and current competitors expand their product lines and services. For example, Bio-logic received FDA approval to sell its disposable products for use with versions of our ALGO screener other than the ALGO 3 screener. Many of these potential competitors are likely to enjoy substantial competitive advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, these potential competitors may have more established sales channels, greater product development experience or greater name recognition.

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, the FDA must either clear or approve in advance each medical device that we wish to market in the United States in one of two ways:

•	clearance known as the 510(k) process; or

•	premarket approval, a more rigorous process required if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly, uncertain and may take from one to three years or even longer. We cannot be sure that 510(k) clearance or premarket approval will be obtained for products we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or premarket approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives to be associated with the device and a determination of whether the product is a type of device that is substantially equivalent to devices that are already legally marketed. The FDA places devices deemed to pose relatively less risk in either class I or class II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to an existing legally marketed device that is a class I, class II, preamendment class III device or any of those for which the FDA has not yet called for submission of a premarket approval. The FDA has classified our ALGO screener, CO-Stat analyzer and neoBLUE phototherapy device as class II devices.

The FDA places devices deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed to be not substantially equivalent to a predicate device, in class III. The FDA requires these devices to undergo the premarket approval process in which the manufacturer must prove the safety and effectiveness of the device. A premarket approval application must provide extensive preclinical and clinical trial data. To date, the FDA has not classified any of our products as class III devices.

The FDA may require results of clinical trials in support of a 510(k) submission and generally requires clinical trial results for a premarket approval application. In order to conduct a clinical trial on a significant risk device, the FDA requires manufacturers to apply for and obtain in advance an investigational device exemption. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results. If the FDA and the Institutional Review Boards at the clinical trial sites approve the investigational device exemption application for a significant risk device, the manufacturer may begin the clinical trial. An investigational device exemption approval provides for a specified clinical protocol, including the number of patients and study sites. If the manufacturer deems the product a nonsignificant risk device, the product will be eligible for more abbreviated investigational device exemption requirements. If the Institutional Review Boards at the clinical trial sites concur with the nonsignificant risk determination, the manufacturer may begin the clinical trial.

The following chart shows the U.S. regulatory status of the products we currently sell and our regulatory status in Europe, Japan, Australia and New Zealand and Canada:

Natus Device	FDA 510(k)	CE Mark	Japan (Shonin)	Australia and New Zealand	Canada

ALGO 3 screener	October 2001	October 2001		January 2002	April 2002

ALGO 2e Color screener	December 1998	July 1999	September 1997	June 2000	December 2000

ALGO Portable screener	June 1998	July 1999	December 2000	January 2001	December 2000

MiniMuffs	February 1995	January 2001		June 2000

CO-Stat analyzer	March 1998	July 1999			August 2002

neoBLUE phototherapy device	September 2002	November 2002

Pervasive and Continuing FDA Regulation

Numerous FDA regulatory requirements apply to our marketed devices. These requirements include:

•	the FDA’s quality system regulation which requires manufacturers to create, implement and follow numerous elaborate design, testing, control, documentation and other quality assurance procedures;

•	medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products; and

•	the FDA’s general prohibition against promoting products for unapproved uses.

Class II devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries and FDA guidelines that may not apply to class I devices. Our products are currently subject to FDA guidelines for 510(k) cleared devices and are not subject to any other form of special controls, such as a requirement to conduct a screening in a laboratory within a medical facility. We believe we are in compliance with the applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes its existing regulations or adopts new requirements.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

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

Foreign Regulation

In the foreign countries in which we sell or plan to sell our products, our products are also regulated as medical devices, and are subject to regulatory requirements by foreign governmental agencies similar to the FDA. Our manufacturing facility has been audited and certified to be ISO900l/EN46001 compliant, which allows us to sell our products in Europe. Our manufacturing facility is subject to CE Mark and ISO 9001 inspection by TÜV Rheinland. We plan to seek approval to sell our products in additional countries. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

Employees

As of December 31, 2002, we had 127 full time employees worldwide. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 19, 2003:

Name	Age	Position(s)
Tim C. Johnson	45	Chief Executive Officer, President, Chief Operating Officer and Director
Glenn A. Bauer	45	Chief Financial Officer and Vice President, Finance
Bryan P. Flaherty, Ph.D.	39	Vice President, Research and Development
Mark E. Foster	54	Vice President, Legal, Human Resources and Regulatory & Quality Affairs, General Counsel and Secretary
Kenneth M. Traverso	42	Vice President, Worldwide Sales
William L. Mince	51	Vice President, Operations
George R. Ryan	53	Vice President, Business Development
D. Christopher Chung, M.D.	39	Vice President, Medical Affairs

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

Glenn A. Bauer has served as our chief financial officer since September 2002. From August 1999 to January 2002, Mr. Bauer served as chief financial officer and vice president of finance of AdvisorTech, a financial services application development company. From November 1993 to August 1999, Mr. Bauer served as controller of Avigen, a gene therapy company. Mr. Bauer holds a Bachelor of Science degree from Fresno State University and a Masters of Business Administration degree from Golden Gate University.

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

Mark E. Foster has served as our vice president for legal, human resources and regulatory & quality affairs, general counsel and secretary since March 2002. From 1987 to March 2002, Mr. Foster practiced international corporate law as a principal with the Law Offices of Mark Foster. Mr. Foster served as the lawyer and lobbyist in Japan for the United States Electronics Industry Office, a joint effort of the Electronics Industries Association and the American Electronics Association, from 1986 to 1989. During part of the Reagan Administration, Mr. Foster served as special counsel to the United States Embassy in Tokyo, Japan, as a trade negotiator. Mr. Foster holds a Bachelor of Arts degree in Humanities from Alma College and a Doctor of Jurisprudence degree from the University of California Hastings College of Law.

Kenneth M. Traverso has served as our vice president of worldwide sales since February 2003. From April 2002 to February 2003, he served as our vice president of marketing and sales. From September 2000 to April 2002, he served as our vice president of sales. From October 1999 to July 2000, Mr. Traverso served as president of DinnerNow.com Inc., an internet aggregator for the restaurant industry. From January 1998 to September 1999, Mr. Traverso served as vice president of sales, western region of Alere Medical, an outpatient chronic disease management company. From May 1995 to January 1998, Mr. Traverso served as vice president of marketing and sales of AbTox, Inc., a low temperature sterilization company. From August 1990 to May 1995, Mr. Traverso served in various capacities at our company, the most recent of which was vice president of sales. Mr. Traverso holds a Bachelor of Science degree in Administration & Marketing from San Francisco State University.

William L. Mince has served as our vice president of operations since October 2002. From November 2000 to September 2002, Mr. Mince served as president and founder of My Own Jukebox, an Internet retail company. From July 1998 to October 2000, Mr. Mince was a consultant with the majority of his time spent as senior vice president of network solutions for Premier Retail Network, a media broadcasting company. From July 1997 to June 1998, Mr. Mince served as president and chief operating officer of Ophthalmic Imaging Systems, a publicly held medical device company. From July 1994 to June 1997, Mr. Mince was vice president operations with Premier Retail Network. From May 1988 to June 1994, Mr. Mince was director of operations for Nellcor. Mr. Mince holds a Bachelors of Science degree in Business Administration from the University of Redlands and a Masters of Business Administration degree from National University.

George R. Ryan has served as our vice president business development since April 2002. From July 2000 to May 2002, Mr. Ryan served as president Japan and vice president, business development and international sales for Masimo Corp., a monitoring company. From April 1998 to July 2000, Mr. Ryan served as director of business development for Hill-Rom Corp., a medical device company. From May 1992 to April 1998, Mr. Ryan served as director of marketing and senior director of business development for Respironics, a medical device company. Mr. Ryan holds a Bachelor of Science degree in Electrical Engineering from the Milwaukee School of Engineering and a Masters degree in Finance and International Marketing from the University of Southern California.

D. Christopher Chung, M.D., has served as our vice president, medical affairs since February 2003. Dr. Chung also served as our medical director from October 2000 to February 2003. From August 2000 to present, Dr. Chung has also served as a pediatric hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital, Harvard University. From May 1986 to July 1993, Dr. Chung worked as an engineer at Nellcor, Incorporated, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania—Hahnemann University School of Medicine. He is board certified in Pediatrics and is a fellow of the American Academy of Pediatrics.

ITEM 2.	Properties

Our principal offices are located in a leased 30,000 square foot facility in San Carlos, California and house substantially all of our manufacturing, research and development and related customer support services employees, as well as all marketing, administration and finance employees. Our lease pertaining to 4,000 square feet on our San Carlos facility expires in December 2003. Our lease on 26,000 square feet of our San Carlos facility expires in December 2005. In addition, we lease a 1,000 square foot service and support center in Redding, California on a month-to-month basis, small facilities in Tokyo, Japan to support our sales efforts in Japan, the lease for which expires in June 2003 and a small office and warehouse facility outside London, England, the lease for which expires in September 2004. We expect that our current leased facilities will be sufficient for our needs over the next 12 months.

ITEM 3.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “BABY” since our initial public offering in July 2001. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2002:
Fourth Quarter	$4.03	$3.15
Third Quarter	4.03	3.30
Second Quarter	4.95	3.91
First Quarter	6.00	4.20

Fiscal Year Ended December 31, 2001:
Fourth Quarter	8.91	3.90
Third Quarter (from July 20, 2001)	15.50	7.10

As of March 19, 2003, there were 16,337,569 shares of our common stock issued and outstanding and held by approximately 151 stockholders of record. We estimate that there are approximately 1,200 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.	Selected Consolidated Financial Data

Our selected consolidated financial data is presented below as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the years in the five-year period ended December 31, 2002, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2002, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2002 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and the consolidated statements of operations data for the years ended December 31, 1999 and 1998 are derived from our consolidated financial statements which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Certain amounts in the 2001 and prior financial statements have been reclassified to conform to the current year presentation.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$27,013	$27,401	$24,633	$19,783	$15,884
Cost of revenues*	12,270	10,843	8,745	6,624	5,577

Gross profit	14,743	16,558	15,888	13,159	10,307

Operating expenses:
Marketing and selling	13,632	12,476	8,984	7,684	6,275
Research and development	4,875	4,318	3,458	2,457	2,711
General and administrative	4,632	3,628	2,599	2,384	1,638
Amortization of deferred stock compensation*	390	958	611	—	—

Total operating expenses	23,529	21,380	15,652	12,525	10,624

Income (loss) from operations	(8,786)	(4,822)	236	634	(317)
Other income, net	1,296	942	32	20	118

Income (loss) before provision for income taxes	(7,490)	(3,880)	268	654	(199)
Income tax (benefit) provision	(38)	3	33	10	—

Net income (loss)	(7,452)	(3,883)	235	644	(199)
Accretion of redeemable convertible preferred stock	—	763	1,384	2,085	1,389

Net loss available to common stockholders	$(7,452)	$(4,646)	$(1,149)	$(1,441)	$(1,588)

Basic and diluted net loss per share	$(0.46)	$(0.62)	$(1.62)	$(2.56)	$(3.63)

Shares used in computing basic and diluted net loss per share	16,056	7,540	710	562	438

* Amortization of deferred stock compensation included in cost of revenues	$79	$139	$184	$—	$—

* Amortization of deferred stock compensation attributable to operating expenses:
Marketing and selling	$216	$507	$157	$—	$—
Research and development	10	84	105	—	—
General and administrative	164	367	349	—	—

Total	$390	$958	$611	$—	$—

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,918	$53,086	$983	$2,376	$1,943
Working capital	50,883	58,642	4,065	3,814	3,206
Total assets	59,340	64,935	10,718	8,699	7,418
Long-term debt, net of current portion	—	—	—	—	150
Convertible preferred stock	—	—	25,226	23,842	21,154
Total stockholders’ equity (deficit)	54,687	61,029	(18,283)	(18,226)	(16,851)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: the future composition of our revenues and future revenues from international operations, our CO-Stat product strategy and alternative uses for our CO-Stat products, sales, marketing support for our CO-Stat product and clinical studies relating to the CO-Stat product, the CO-Stat as a platform technology, the impact of adoption of accounting standards, acceptance of our products and the products of our competitors, fluctuation of our operating results and gross margins, expansion in and opportunities relating to international markets, future marketing and selling expenses, future operating results, warranty allowances, impact of our application of resources, spending relating to our products, impact of and trends relating to trade-ins, sufficiency of future resources such as employees, future investments, investment in and development of new products and enhancement of existing products, future liquidity and capital requirements, our investment policy, sufficiency of cash and cash equivalents and availability of funds, effect of and exposure to foreign currency exchange rates, market risk exposure, increase in size and number of locations of our customer support organization, development of additional infrastructure and future hiring, cost-effectiveness of our products, third-party reimbursement, consolidation of our industry and consequences intellectual property disputes.

You are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors,” beginning on page 40 of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in or incorporated by reference into this report. The following discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Overview

We develop, manufacture and market screening products for the detection, monitoring, and treatment of common medical disorders in infants. Currently, we sell our ALGO screening products for hearing screening, our CO-Stat products for the analysis of hemolysis and our neoBLUE phototherapy device for the treatment of jaundice.

Our revenues are from sales of equipment and disposable supplies. We currently derive substantially all of our revenues from sales of a limited number of products. Nearly all of our revenues were from sales of our ALGO screening products in 2002, 2001 and 2000. Although we commercially launched our CO-Stat analyzer product in January 2001 and our neoBLUE phototherapy device in October of 2002, we expect that a substantial majority of our revenues will continue to be generated from sales of our ALGO screening products for at least the next two years.

Historically we have sold our products directly through our sales force in the United States and indirectly through distributors internationally. Domestic sales were 83% of our revenues during 2002 and 2001, and 86% of our revenues during 2000. We plan to expand our international operations significantly because we believe international markets represent a significant growth opportunity. We acquired the distribution operations of our United Kingdom distributor in January 2001 and also began distribution operations in Japan in July 2001, when we acquired the business operations of our Japanese distributor. The results of our operations in the United Kingdom and Japan were immaterial and have been included in our consolidated results from those dates. We anticipate that international revenues will increase as a percent of revenues in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States. Historically, our international sales have been indirect and through distributors and have been characterized by lower gross margins due to the discount the distributors receive from our list prices.

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

In 2001 and the first half of 2002, we increased our level of spending on the marketing and sales of our CO-Stat products. We spent a considerable amount of time and resources on education of governments, hospitals and clinicians regarding the benefit of our CO-Stat products. Despite these expenditures, we have not achieved the level of sales of our CO-Stat products that we had anticipated. In the third quarter of 2002, we began to reduce marketing and sales expenses associated with our CO-Stat products, in order to adjust our expenses to more accurately reflect our expectations regarding near term revenues. In the fourth quarter of 2002, we also recorded a write-down of excess parts and materials we had purchased for our CO-Stat products. We continue to believe that our CO-Stat technology represents a platform technology and are moving forward with clinical research for additional applications, most notably its use for the detection of medical conditions leading to pre-term delivery. While we intend to continue to support the user base now in place, we are currently evaluating the viability of marketing our CO-Stat products in the newborn jaundice market. We do not expect to realize material revenue from our CO-Stat product in 2003, if ever.

We introduced our neoBLUE phototherapy device in October 2002 at the American Academy of Pediatrics National Conference and Exhibition in Boston, Massachusetts. Our neoBLUE product enhances the line of products and services that we provide to assist clinicians with the management of newborn jaundice. Our current sales and marketing force incorporates our neoBLUE device as part of our jaundice management product offering. Because we have not previously marketed the neoBLUE phototherapy device or devices for the treatment of newborn jaundice, we cannot be certain that it will be well-received by our clinician customers. We do not expect to recognize material revenue from our neoBLUE phototherapy device in 2003, if ever.

During the third quarter of 2002, we implemented an operating cost reduction plan that resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. The employee reductions were from production, marketing and sales, research and development, and administrative.

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

As of December 31, 2002, we had total federal and state net operating loss carry forwards of approximately $13.1 million and $4.2 million, respectively, available to reduce future taxable income. If not utilized to offset taxable income in future periods, these net operating loss carry forwards will expire in various amounts beginning in 2003 and continuing through 2021. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carry forwards before they expire. In addition United States income tax law imposes limitations on the amount of net operating loss carry forwards we can use in any given year and on the ability to use net operating loss carry forwards if we experience a more than 50% change in ownership during any three-year period.

Application of Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles (GAAP). In so doing, we must often make estimates and use assumptions that can be subjective, and consequently our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, and judgments could have a material affect on the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period.

Revenue Recognition

We recognize revenue, net of discounts, from product sales, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is probable. We generally do not provide rights of return on our products. Revenue from extended warranty contracts is recognized ratably over the warranty period. Advance payments from customers are recorded as deferred revenue until shipment of the related product. We have established an allowance for estimated uncollectible accounts receivable.

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate as well as assessment of our average accounts receivable aging days and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Any future determination that our allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and reduce our results of operations.

At December 31, 2002 our deferred revenues under extended warranty contracts were approximately $325,000. Advance payments from customers were not material at December 31, 2002. Our allowance for estimated uncollectible accounts receivable was $250,000 at December 31, 2002.

Inventory is carried at the lower of cost or market value

As a medical device manufacturer, we may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in our markets, competitive pressures in products and prices, and our own introduction of new product lines.

We regularly evaluate our ability to realize the value of our inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When we identify inventory that is obsolete or in excess of anticipated usage we write it down to realizable salvage value. The estimates we use in projecting future product demand may prove to be incorrect. Any future determination that our inventory is overvalued could result in increases to our cost of sales and decreases to our operating margins and results of operations.

Carrying value of intangible assets

Under generally accepted accounting principles we are required to write down intangible assets if such assets are determined to be impaired. Under current accounting standards, an impairment of an intangible is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than the carrying value of the asset. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, and operating margins. We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives could result in additional charges to our research and development costs and decrease our operating results. We carry intangibles with indefinite lives at original cost; any future determination that these assets are carried at greater than their expected future undiscounted cash flows could result in additional charges to our research and development costs and decrease our operating results.

At December 31, 2002 we have intangible assets with a carrying value of approximately $1.1 million.

Liability for product warranties

Our products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our products during these warranty periods. We base the liability in part upon our historical experience; however, estimates of the costs to honor our warranties are often difficult to determine due to uncertainty surrounding the extent to which new products will require servicing and the costs that will be incurred to service those products. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and decreases to our operating margins and results of operations.

At December 31, 2002 our reserve for product warranties is approximately $200,000.

Valuation allowance for deferred tax assets

We record a valuation allowance against our deferred tax assets, which result primarily from net operating loss and credit carryforwards that expire over time, and timing differences between book and tax results. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the tax jurisdictions in which we operate. To the extent we establish a valuation allowance, or increase this allowance in a period, we include an offsetting expense within the tax provision in the consolidated statement of operations. Future income generation in these tax jurisdictions could lead to the reversal of these valuation allowances and additional income recognition.

At December 31, 2002, our net deferred tax assets were zero, net of an $8.0 million valuation allowance.

Results of Operations

The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenues. Our historical operating results are not necessarily indicative of the results for any future period. Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the current year presentation.

	Percent of Revenue
	Years Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of revenues*	45.4	39.6	35.5

Gross profit	54.6	60.4	64.5

Operating expenses:
Marketing and selling	50.5	45.5	36.5
Research and development	18.1	15.8	14.0
General and administrative	17.1	13.2	10.5
Amortization of deferred stock compensation*	1.4	3.5	2.5

Total operating expenses	87.1	78.0	63.5

Income (loss) from operations	(32.5)	(17.6)	1.0
Other income, net	4.8	3.4	0.1

Income (loss) before provision for income taxes	(27.7)	(14.2)	1.1
Income tax (benefit) provision	0.1	—	0.1

Net income (loss)	(27.6)	(14.2)	0.9
Accretion of redeemable convertible preferred stock	—	2.8	5.7

Net loss available to common stockholders	(27.6)%	(17.0)%	(4.7)%

* Amortization of deferred stock compensation included in cost of revenues	0.3%	0.5%	0.7%

* Amortization of deferred stock compensation attributable to operating expenses:
Marketing and selling	0.8%	1.9%	0.7%
Research and development	—	0.3	0.4
General and administrative	0.6	1.3	1.4

Total	1.4%	3.5%	2.5%

Comparison of 2002 and 2001

Our revenues decreased $388,000, or 1.4%, to $27.0 million in 2002 from $27.4 million in 2001. This decrease was primarily attributable to decreased quantities of ALGO screening hardware sold, partially offset by increased quantities of ALGO screening supplies sold. Revenue from ALGO screening hardware decreased $1.5 million, or 17%, to $7.4 million in 2002 from $8.9 million in 2001. Revenues from ALGO screening disposable supplies increased $0.7 million, or 4%, to $18.4 million in 2002 from $17.6 million in 2001. As a percent of revenues, revenues from sales of ALGO screening disposables increased to 68% in 2002 from 64% in 2001. No end customer accounted for more than 10% of our revenues in either 2002 or 2001.

Revenues from sales outside the United States were $4.7 million for both 2002 and 2001. Revenue from Europe increased by $0.7 million to $1.9 million in 2002, revenue from Australia/New Zealand increased by $266,000 to $339,000 in 2002, while revenue from Asia decreased by $1.0 million to $2.4 million in 2002. International sales of ALGO screening hardware decreased by $1.1 million to $2.6 million, while international sales of ALGO screening supplies increased by $0.9 million to $1.9 million.

Our cost of revenues increased $1.4 million, or 13%, to $12.3 million in 2002 from $10.8 million in 2001. The increase in the cost of revenues was primarily due to the write-down of $450,000 of excess inventory related to the CO-Stat analyzer, higher costs associated with producing the new ALGO Pak supply, and increases in manufacturing costs. Cost of revenues also includes an adjustment of $230,000 to decrease the reserve for expected warranty costs to reflect recent improved warranty cost experience. Cost of revenues included amortization of $79,000 of deferred stock compensation in 2002 and $139,000 in 2001. As a percent of revenues, the cost of revenues increased to 45% in 2002 from 40% in 2001.

Gross profit decreased $1.8 million, or 11%, to $14.7 million in 2002 from $16.6 million in 2001. Gross profit as a percentage of revenues decreased to 55% in 2002 from 60% in 2001. The increase in cost of revenues and the decrease in gross profit as a percentage of revenues was to attributable the write-down of inventory, higher costs associated with producing the new ALGO Pak supply, and increases in manufacturing costs.

Our marketing and selling expenses increased $1.2 million, or 9%, to $13.6 million in 2002 from $12.5 million in 2001. The dollar increase in marketing and selling expenses was primarily attributable to the expansion of our international sales efforts, as well as business development efforts.

Our research and development expenses increased $557,000, or 13%, to $4.9 million in 2002 from $4.3 million in 2001. This increase in research and development expenses was primarily attributable to the development of new products based on technology acquired from Pemstar/Pacific Consultants.

Our general and administrative expenses increased $1.0 million, or 28%, to $4.6 million in 2002 from $3.6 million in 2001. The dollar increase in general and administrative expenses was primarily attributable to increased legal, accounting and other consulting fees, increases in insurance costs, and increases in reserves for estimated local tax expense. Many of the increased costs were costs associated with being a public company for the entire year.

In September 2002, we recorded a restructuring charge of approximately $255,000 relating to an operating cost reduction plan which resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. The employee reductions were from production, marketing and sales, research and development, and administrative. Accordingly, the related charges were recorded in cost of revenues, marketing and selling, research and development, and general and administrative expenses. As of December 31, 2002, we had paid approximately $234,000 of costs related to the restructuring.

We recorded aggregate amortization of $469,000 of deferred stock compensation in 2002, of which $79,000 was included in cost of revenues, and $1.1 million of deferred stock compensation in 2001, of which $139,000 was included in cost of revenues.

Our other income (expense), net increased $354,000 or 38%, to $1.3 million in 2002 from $942,000 in 2001. The increase was primarily due to foreign currency gains as well as interest earned on greater average cash and short-term investment balances in 2002 as a result of our initial public offering.

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

Gross profit increased $670,000, or 4%, to $16.6 million in 2001 from $15.9 million in 2000. Gross profit as a percentage of revenues decreased to 60% in 2001 from 65% in 2000. The increase in cost of revenues and the decrease in gross profit as a percentage of revenues was attributable to increased fixed costs related to the hiring of additional employees, increased consulting costs and increased manufacturing costs, particularly those associated with early production runs of our ALGO 3 screening disposable supplies. We experienced a reduction in the effective selling price of our ALGO 3 screening equipment due to an increase in the number of units sold in connection with trade-ins. Trade-ins reduced margins by up to $5,000 per unit, and are typically more frequent at the commencement of a new model cycle.

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

Our general and administrative expenses increased $1.0 million, or 40%, to $3.6 million in 2001 from $2.6 million in 2000. The dollar increase in general and administrative expenses was primarily attributable to the hiring of additional personnel, as well as increased legal, accounting and other consulting fees and insurance costs. Payroll, consulting and manufacturing costs in 2001 increased 28% over 2000, a rate greater than our increase in revenue. Many of the increased costs were costs associated with being a public company.

We recorded aggregate amortization of $795,000 of deferred stock compensation in 2000, of which $184,000 was included in cost of revenues and $1.1 million of deferred stock compensation in 2001, of which $139,000 was included in cost of revenues.

Our other income (expense), net increased $910,000 to $942,000 in 2001 from $32,000 in 2000. The increase was primarily due to higher interest earned on increased average cash and short-term investment balances in 2001 as a result of our initial public offering.

Liquidity and Capital Resources

As of December 31, 2002, we had cash, cash equivalents and short-term investments of $44.9 million, stockholders’ equity of $54.7 million and working capital of $50.9 million. We completed an initial public offering of 5,000,000 shares of our common stock at $11.00 per share in July 2001 and raised $51.2 million after underwriting discounts and commissions, but before expenses payable by us. In August 2001, our managing underwriters exercised their right to purchase an additional 750,000 shares of our common stock at $11.00 per share for net proceeds of $7.7 million after underwriting discounts and commissions but before any expenses payable by us.

Net cash used in operating activities of $6.1 million for 2002 compared to net cash used in operating activities of $4.6 million for 2001, and net cash provided by operating activities of $375,000 for 2000. Cash used in operating activities for 2002 resulted primarily from the net loss during the period and an increase in inventories, accounts receivable, and prepaid expenses, and a decrease in accrued expenses. These factors were partially offset in part by an increase in accounts payable and non-cash items such as depreciation and amortization of intangibles and deferred compensation. The increase in inventories was due primarily to having inventory at our Japanese and UK subsidiaries at December 31, 2002, whereas in 2001 these inventories were owned by our independent distributors. A portion of the increase in inventory was also additional domestic inventory associated with the ALGO 3 screener product line. Net cash used in operating activities for 2001 resulted primarily from the net loss during the period and an increase in inventories and a decrease in accrued liabilities, offset in part by non-cash items such as deferred stock compensation and depreciation and amortization. Increases in inventories and accounts receivable were primarily associated with the acquisition and expansion of our wholly owned foreign operations in the United Kingdom and Japan. Net cash provided by operating activities for 2000 resulted primarily from non-cash items such as deferred stock compensation and depreciation and amortization, plus an increase in accrued liabilities, reduced by an increase in accounts receivable and inventories.

Net cash used in investing activities was $7.2 million for 2002, $23.5 million for 2001, and $762,000 for 2000. Net cash used in investing activities during 2002 was primarily the result of acquisition of property and equipment, including a major upgrade to the company’s existing enterprise resource planning system, as well as increases in deposits and other assets, and purchases of short term investments, net of sale proceeds. Net cash used in investing activities during 2001 was primarily for investment of cash received as a result of our initial public offering and for the purchase of new computers, equipment and furniture as we expanded operations. Net cash used in investing activities for 2000 was primarily for the purchase of new computers, equipment and furniture as we expanded operations. Because of our investment policy, the types of investments we may make are limited. Primarily all of our short-term investments are available-for-sale securities with maturities of less than a year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. We had no material capital expenditure commitments as of December 31, 2002. We have a $334,000 interest-bearing certificate of deposit that is classified as a held to maturity investment. This investment matures in April 2004 and was assigned to a bank in February 1999 to guarantee a loan on a primary residence of an officer totaling $250,000 plus accrued interest. The guarantee is collateralized by 26,688 shares of our stock held by the officer.

Net cash provided by financing activities of $664,000 for 2002 was primarily from the proceeds of purchases of stock by employees pursuant to our stock option and purchase plans. Net cash provided by financing activities of $57.8 million for 2001 resulted primarily from the net proceeds received from our initial public offering offset by deferred offering costs. Net cash used in financing activities of $1.0 million for 2000 resulted primarily from deferred offering costs and repayment of borrowings.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	the amount and timing of revenues;

•	the extent to which our existing and new products gain market acceptance;

•	the extent to which we make acquisitions;

•	the cost and timing of product development efforts and the success of these development efforts;

•	the cost and timing of marketing and selling activities; and

•	available borrowings under line of credit arrangements and the availability of other means of financing.

We have entered into noncancelable operating leases for its facilities located in the United States through December 2005. Noncancelable operating leases for facilities located in the United Kingdom expire in 2004, and in Japan in 2003. Minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2003	$470
2004	396
2005	473
2006	—
2007	—

Total minimum lease payments	$1,339

We had various firm purchase commitments for inventory totaling approximately $215,000 at December 31, 2002.

In March 2002, we entered into an agreement to acquire certain intellectual property and technology patents of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with short-term notes payable that do not bear interest. Payments of $500,000 each were made in April and July 2002, and the notes have been paid in full. We also entered into a product development agreement with respect to the acquired rights, which we expect will involve additional payments in the aggregate amount of $500,000 between April 1, 2002 and September 30, 2003. As of December 31, 2002, we have paid $250,000 of the costs associated with the product development agreement.

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

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell those products primarily in the United States, Japan and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Prior to our acquisition of the distribution activities of our top-tier distributor in Japan and our acquisition of our distributor in the United Kingdom, our sales generally were denominated in United States dollars. Since that time, our expenses and revenues in these countries have increasingly been denominated in the applicable foreign currency. As our operations in Japan and the United Kingdom increase, we expect that our exposure to foreign currency fluctuations will increase. Changes in exchange rates also may affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and could make our products less competitive in those countries. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would have correspondingly increased or decreased by an estimated $100,000 for the year ended December 31, 2002. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar.

Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2002 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2002, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2002. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 January 1, 2003.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. This interpretation addresses the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In accordance with FIN No. 45, the Company adopted the disclosure requirements on December 31, 2002 and is required to adopt the recognition requirements effective on January 1, 2003. The Company is evaluating the impact on the recognition requirements of this interpretation and does not expect it to have a material impact on its financial position results of operations, EPS or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide companies with alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends certain disclosure requirements of SFAS No. 123. The Company adopted the annual disclosure requirements of SFAS No. 148 as of December 31, 2002. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

Risk Factors

We have a history of losses and may experience losses in the future, which may result in the market price of our common stock declining

Since our inception, we have incurred significant net losses and we may incur net losses in 2003.

We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	continue to invest in research and development to enhance our ALGO screening, neoBLUE phototherapy device and develop new products and technologies;

•	develop additional applications for our current technology, such as the use of our CO-Stat analyzer for the detection of pre-term labor and pre-eclampsia;

•	increase our marketing and selling activities, particularly outside the United States;

•	continue to increase the size and number of locations of our customer support organization, particularly outside the United States; and

•	develop additional infrastructure and hire required management and other employees to keep pace with our growth.

As a result of these possible increased expenses, we may need to generate significantly higher revenues to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it. If we do not achieve and maintain profitability, the market price of our common stock is likely to decline, perhaps substantially.

We have relied, and expect to continue to rely, on sales of our ALGO screening product family for substantially all of our revenues, and a decline in sales of these products could cause our revenues to fall

Historically, we have derived substantially all of our revenues from sales of our ALGO screening products. We expect that the revenues from our ALGO screening product family will continue to account for a substantial majority of our revenues for at least the next two years. To date, our MiniMuffs product, which is a disposable ear cover for newborns, and our CO-Stat analyzer product, which is a jaundice management device for newborns, have accounted for only a small percentage of our revenues. We have not derived any significant revenues from sales of our CO-Stat analyzer products and have recently decreased sales and marketing resources devoted to these products. We are also currently evaluating the viability of marketing our CO-Stat products in the newborn jaundice market and may determine to cease these marketing efforts altogether. We introduced our neoBLUE phototherapy device in October 2002 and do not expect to recognize any material revenues from this product during 2003, if ever. Any factors adversely affecting the pricing of our ALGO screening equipment and related disposables or demand for our ALGO screening products, including physician acceptance or the selection of competing products, could cause our revenues to decline and our business to suffer.

If more physicians do not adopt our ALGO screening products, CO-Stat analyzer products and neoBLUE phototherapy device, we will not achieve future sales growth

We acquired the ALGO screening product technology in 1987, introduced our CO-Stat analyzer product in January 2001 and introduced our neoBLUE phototherapy device in October 2002. More neonatologists and pediatricians must adopt these products for our sales to increase. To date, we have not achieved the revenue levels we previously anticipated with respect to our CO-Stat products and have decreased the resources devoted to these products. We believe that physicians will not use our products unless they determine, based on published peer-reviewed journal articles, long-term clinical data and experience, that the products provide an accurate and cost-effective alternative to other means of testing for hearing impairment or jaundice management. There are currently alternative hearing screening and jaundice management products, which may be less expensive or may be quicker on a per test basis. Physicians are traditionally slow to adopt new products, testing practices and treatments, partly because of perceived liability risks and the uncertainty of third party reimbursement. If more neonatologists and pediatricians do not adopt our products, we may never have significant revenues or achieve and maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

•	the changing governmental and physician group guidelines for screening of newborns, particularly with respect to full term babies;

•	the performance, quality, price and total cost of ownership of our screening and jaundice management products relative to other screening and jaundice management products for newborns;

•	our ability to maintain and enhance our existing relationships and to form new relationships with leading physician organizations, hospitals and third party payors;

•	changes in state and third party payor reimbursement policies for newborn screening equipment; and

•	the adoption of state and foreign laws requiring universal newborn screening.

A continuation of the general economic downturn in the United States or abroad may reduce our revenue and harm our business

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

A sluggish economy as a result of recent and future terrorist attacks and the uncertainty of war could have an adverse effect on our business

The September 11, 2001 terrorist attacks in New York and Washington D.C. contributed to the slowdown in the United States economy and the economies of other countries. At the time of the attacks, capital investment by businesses, particularly capital investment in technology, had been experiencing substantial weakness. Continuing economic and political uncertainties, both domestically and abroad, resulting from these attacks and the uncertainty of war have resulted in declines in new technology investments by our customers, including investment in our products. We do not know what further effect future terrorist attacks, or resulting military actions by the United States and war, could have on our business, revenues or results of operations. If our customers or potential customers defer or cancel purchases of our products, our revenues will be adversely affected, which would harm our results of operations and financial condition.

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

We have limited historical experience selling our products other than our hearing screening products and cannot determine how the sales cycle for these products will affect our revenues. The sales cycle, however, could be protracted and could result in further unpredictability in our revenues from quarter to quarter.

Many of these factors are beyond our control, and we believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period. If our revenues vary significantly from quarter to quarter, our business could be difficult to manage and our quarterly results could be below expectations of investors and stock market analysts, which could cause our stock price to fluctuate.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional newborn products or improving our existing products

We intend to develop additional testing products for the diagnosis and monitoring of common medical conditions in infants and pregnant women. Developing new products and improving our existing products to meet the needs of neonatologists and pediatricians requires significant investments in research and development.

If we fail to successfully develop and market new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

Our future growth and profitability will depend, at least in part, on our ability to achieve volume sales of our CO-Stat analyzer and neoBLUE phototherapy products

We introduced our CO-Stat analyzer product family for clinical research uses in July 1999 and began commercially marketing it in January 2001. We introduced our neoBLUE phototherapy device in October 2002. To date, CO-Stat analyzer products and neoBLUE phototherapy devices have accounted for only a limited portion of our revenues. We have experienced limited success in marketing and selling our CO-Stat analyzer products and have limited experience marketing and selling our neoBLUE phototherapy device. We are currently evaluating the viability of marketing our CO-Stat analyzer products in the newborn jaundice market, but continue to support clinical research and development relating to our CO-Stat analyzer products in this area and for other clinical applications. Our future growth and profitability will depend, in part, on our ability to commercially sell CO-Stat analyzer products and the neoBLUE phototherapy device in volume. We cannot be certain that our CO-Stat analyzer products or our neoBLUE phototherapy device will be successful, that a market for these products will develop at all or that physicians, governments or other third party vendors will accept and adopt these products.

Physicians may not adopt or continue to use our CO-Stat analyzer or neoBLUE phototherapy products if we cannot show that these products are cost-effective or if clinical data does not support our products, which would harm our operating results

One clinical study has concluded that our CO-Stat analyzer product is more cost-effective than another test for detecting hemolysis in jaundiced newborns. Our safety, effectiveness, reliability, sensitivity and specificity data for the use of our CO-Stat analyzer products for purposes of newborn jaundice management is based in part on a study of over 1,300 newborns conducted in 1998. In addition, clinical research is ongoing with respect to additional applications for our CO-Stat analyzer, most notably the detection of medical conditions leading to pre-term delivery. With respect to our neoBLUE phototherapy device, initial data from clinical research suggests that the device may be more effective in treating hyperbilirubinemea than other currently marketed phototherapy products. We cannot be certain that clinical studies will produce results that are favorable to our products. If studies and clinical experience do not support our products or demonstrate their cost-effectiveness, our products may not gain commercial acceptance and may not be accepted by physicians and governments, which would harm our operating results. In addition, we could be subject to significant liability for any failure of our products to perform properly, and could have similar problems with any other product we offer in the future.

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

Our revenues may not grow if densely populated states and foreign countries do not adopt guidelines requiring universal newborn hearing screening or if those guidelines have a long phase-in period

If the governments in the most densely populated states and foreign countries do not require universal screening for the disorders for which our products test, our business would be harmed and our revenues may not grow. As of December 31, 2002, 37 states and the District of Columbia had mandated universal newborn hearing screening, but the phase-in of these guidelines varies widely from six months to four years. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments. Our revenues may not grow if hospitals are slow to comply with these guidelines or the applicable government provides for a lengthy phase-in period for compliance.

Our revenues may not grow if state and foreign governments do not mandate hemolysis monitoring as the standard of care for newborn jaundice screening, or if we are not able to successfully establish other uses for our CO-Stat analyzer products

To date, physician groups and federal, state and local governments have not mandated the screening methodology to be used for newborn jaundice management or established monitoring of hemolysis as the best practice. If these mandates or practice recommendations are not issued, or we are unable to successfully establish other uses for our CO-Stat analyzer products, a market may not develop for our CO-Stat analyzer products.

Any failure in our efforts to educate clinicians, government and other third party payors could significantly reduce our product sales

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators and government agencies about our products and the costs and benefits of their use. The success of our products depends upon physician, government agency and other third party payor confidence in the benefits of our products as well as their comfort with the reliability, sensitivity and specificity of our products. The impact of our products will not be demonstrable unless highly sensitive and specific evaluations are performed on a substantial number of newborns, including those who do not have risk factors for hearing impairment or who do not display signs of jaundice. If we fail to demonstrate the effectiveness of our products and the potential long-term benefits to patients and third party payors of universal newborn screening, our products will not be adopted.

If health care providers are not adequately reimbursed for procedures conducted with our equipment or for our products, we may never achieve significant revenues

Physicians, hospitals and state agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our equipment or the disposable products needed to conduct screenings. Unless a sufficient amount of positive, peer-reviewed clinical data about our products has been published, third party payors, including insurance companies and government agencies, may refuse to provide reimbursement for the cost of newborn hearing screening and jaundice management with our products. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance.

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

Even if third party payors provide adequate reimbursement for procedures conducted with our equipment, or for our products, adverse changes in reimbursement policies in general could harm our business

We are unable to predict changes in the reimbursement methods used by third party health care payors. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. We cannot assure you that in a managed care system the cost of our products will be incorporated into the overall payment for childbirth and newborn care or that there will be adequate reimbursement for our equipment and disposable products separate from reimbursement for the procedure. Unless the cost of screening is reimbursed as a standard component of the newborn’s care, universal screening is unlikely to occur and the number of infants likely to be screened with our products will be substantially reduced.

We have very limited experience selling and marketing products other than our ALGO screening products, and our failure to develop and manage our sales force or to effectively market and distribute our CO-Stat analyzer, neoBLUE phototherapy device or other products will hurt our revenues and quarterly results

Our sales force has achieved limited success selling our CO-Stat analyzer, and has limited experience selling our neoBLUE phototherapy device and related products, and we cannot predict how successful our sales force will be in selling them in the future. In order to successfully introduce and penetrate the market for our CO-Stat analyzer and neoBLUE phototherapy device products, we must sell our products to hospital administrators accustomed to the use of laboratory bench equipment rather than portable point of care screening devices for jaundice management.

We market almost all of our newborn hearing screening products in the United States through a direct sales force. There are significant risks involved in building and managing our sales force and marketing our products. We may be unable to hire a sufficient number of qualified sales people with the skills and training to sell our newborn hearing screening and jaundice management products effectively. Furthermore, we do not have any agreements with distributors for domestic sales of our products.

We may not be successful in generating revenues from our CO-Stat or neoBLUE products because we may encounter difficulties in manufacturing them in commercial quantities

We do not have experience manufacturing our CO-Stat or neoBLUE products in commercial quantities, and we may encounter difficulties in the manufacturing of these products. We may also increase our manufacturing personnel or increase the volume of products we purchase from contract manufacturers that produce the CO-Stat or neoBLUE products for us. If we encounter any of these difficulties, we may not be successful in marketing our CO-Stat or neoBLUE products, and our revenues and financial condition may be harmed.

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During 2002, we experienced delays on the part of a supplier to provide us with volume production of our new ALGO 3 screening Flexicoupler supplies. If these suppliers become unwilling or unable to supply us with our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner or at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenues and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenues and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 29%, 25% and 22% of our total revenues in the twelve months ended December 31, 2002, 2001 and 2000 respectively. Sales to members of group purchasing organizations accounted for approximately 47%, 35% and 23% of our total revenues the twelve months ended December 31, 2002, 2001 and 2000 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenues and profit margins could decline.

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

Our operating results may suffer because of foreign currency exchange rate fluctuations or strengthening of the United States dollar relative to local currencies

Prior to January 2001, substantially all of our sales contracts provided for payment in United States dollars. However, our subsidiary in Japan assumed the activities of our top-tier distributor in Japan in July 2001 and our United Kingdom subsidiary acquired our distributor in the United Kingdom in January 2001. Since that time, our revenues and expenses in these countries have increasingly begun to be denominated in the applicable foreign currency. We also have begun to sell our products in other local currencies as we expand our direct international sales. To date, we have not undertaken any foreign currency hedging transactions, and as a result, our future revenues and expense levels from international operations may be unpredictable due to exchange rate fluctuations. Furthermore, a strengthening of the dollar could make our products less competitive in foreign markets, and fluctuations in currencies could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies.

We face other risks from foreign operations, which could reduce our operating results and harm our financial condition

Our international operations are subject to other risks, which include:

•	the impact of possible recessions in economies outside the United States;

•	political and economic instability, including instability related to war and terrorist attacks in the United States and abroad;

•	contractual provisions governed by foreign law, such as common law rights to sales commissions by terminated distributors;

•	the dependence of demand for our products on health care spending by foreign governments;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulties of staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions; and

•	difficulty in obtaining foreign regulatory approvals.

Our failure to obtain necessary FDA clearances or approvals or to comply with FDA regulations could hurt our ability to commercially distribute and market our products in the United States, and this would harm our business and financial condition

Unless an exemption applies, each medical device that we wish to market in the United States must first receive one of the following types of FDA premarket review authorizations:

•	510(k) clearance via Section 510(k) of the federal Food, Drug, and Cosmetics Act of 1938, as amended; or

•	premarket approval via Section 515 of the Food, Drug, and Cosmetics Act if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly, lengthy and uncertain. Premarket approval generally takes from one to three years, but can take even longer. We cannot assure you that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market. Furthermore, if the FDA concludes that these future products using our technology do not meet the requirements to obtain 510(k) clearance, we would have to seek premarket approval. We cannot assure you that the FDA will not impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from the development of new products or the enhancement of existing products.

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO screener, MiniMuffs, neoBLUE phototherapy device or CO-Stat analyzer products, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenues could decline and our reputation among clinicians could be harmed.

Our business would be harmed if the FDA determines that we have failed to comply with applicable regulations or we do not pass an inspection

We are subject to inspection and market surveillance by the FDA concerning compliance with pertinent regulatory requirements. If the FDA finds that we have failed to comply with these requirements, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

If we fail to obtain necessary foreign regulatory approvals in order to market and sell our products outside of the United States, we may not be able to sell our products in other countries

Our products are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and are subject to regulatory requirements similar to the FDA’s. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from the FDA requirements. We may not be able to obtain these approvals without incurring significant expenses or at all.

If we or our suppliers fail to comply with applicable regulations, sales of our products could be delayed and our revenues could be harmed

Every manufacturer of a finished medical device, including us and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. Although we have passed inspections in the past, we cannot assure you that we or our contract manufacturers will pass any future quality system regulation inspections. If we or our contract manufacturers fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we can demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulations inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations and require us, among other things, to recall our products, either of which would harm our business.

We may experience intense competition from other medical device companies, and this competition could adversely affect our revenues and our business

Our most significant current and potential competitors for our ALGO screening products include companies that market enhanced auditory brainstem response and otoacoustic hearing screening equipment products. For jaundice management products, our competition falls into the following categories: for blood-based antibody and bilirubin tests, we anticipate our competitors to be large medical diagnostics companies that market laboratory bench equipment; for noninvasive analysis of skin tones to estimate the level of “jaundice yellowing” present in the skin, medium to large in vitro diagnostics companies that market point of care, handheld monitoring devices. With respect to our neoBLUE product, our competitors are companies that market phototherapy devices.

We believe that Bio-logic Systems Corp., Intelligent Hearing Systems, GN Otometrics, including Madsen Electronics and Sonamed Corp., each of which is also currently marketing enhanced auditory brainstem response and otoacoustic hearing screening equipment products, could introduce new, lower priced hearing screening equipment that may not require an audiologist or physician to interpret its results or review its recommendations, similar to our products. Bio-logic announced that it received FDA approval to sell its disposable products for use with versions of our ALGO screeners other than the ALGO 3 screener. The sales of these products has adversely impacted our revenues from sales of our disposable products. We believe that Minolta Co., Ltd. and SpectRx, Inc., each of which is currently marketing skin color analysis products for bilirubin monitoring, or Johnson & Johnson and F. Hoffman-La Roche Ltd., each of which is currently marketing equipment for blood-based bilirubin or antibody tests, could also introduce new, lower priced options for the management of newborn jaundice. We expect that competitors to our neoBLUE product include these companies. Some of our competitors may have greater financial resources and name recognition or larger, more established distribution channels than we do.

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

Other medical device companies may decide to bundle their products with other newborn hearing screening, hemolysis monitoring or jaundice management products and sell the bundle at lower prices. If this happens, our business and future operating results could suffer if we were no longer able to offer commercially viable or competitive products.

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

In March 2002, we acquired intellectual property assets and technology patents from Pemstar, and may have additional acquisitions of products, technology assets or acquisitions in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

•	integration of the acquired products into our business;

•	the failure to realize expected synergies;

•	the failure of acquired products to achieve projected sales;

•	the failure of our development agreement with Pemstar or other contract developers to result in the desired product developments;

•	assumption of unknown liabilities;

•	failure to understand and compete effectively in markets in which we have limited previous experience; and

•	write-offs of goodwill and associated technologies or costs associated with such failed new products or businesses.

While we make efforts to analyze potential acquisitions carefully and to value assets and their related future lives appropriately, we cannot be certain that any completed acquisitions will positively impact our business.

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell hearing screening or jaundice management products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. We have eighteen issued United States patents and eight patent applications pending before the United States Patent and Trademark Office. We have one patent granted in Canada and four patent applications pending in Canada. We have one patent issued with the European patent office, which we intend to register in ten countries and eleven patent applications pending with the European patent office. We have one patent granted in France and one patent application pending in France. We have three patent applications granted in Japan and twelve patent applications pending in Japan. We have two patents granted in Germany, one patent granted in Iceland, one patent granted in the Netherlands, one patent granted in Switzerland, and two patents granted in the United Kingdom. We have four patent applications pending in Australia, two patent applications pending in the Czech Republic, one patent application pending in Hong Kong, two patent applications pending in Hungary, one patent application pending in Italy and one patent application pending in Norway. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants and corporate partners and seek to control access to our intellectual property and the distribution of our hearing screening or jaundice management products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the patents, copyrights and trade secrets we own. The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. With respect to our neoBLUE phototherapy device, the basic concept of using blue lights for phototherapy is well established in the technical literature and is therefore not patentable. However, we have one patent pending that pertains to some of the features in our neoBLUE device, and the design and manufacturing methods we use are proprietary to us. In addition, we cannot assure you that the patent applications we have filed to protect the features of our products that we have subsequently developed will be allowed, or will deter others from using the auditory brainstem response technology.

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

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

The sale and use of our medical testing products could lead to the filing of a product liability claim if someone were to be injured using one of our devices or if one of our devices fails to perform properly or to detect a disorder for which it was being used to screen. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

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

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders

Our executive officers, directors, principal stockholders and individuals or entities affiliated with them beneficially own in the aggregate approximately 63% of our outstanding common stock, as of March 19, 2003. If these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

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

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

As of December 31, 2002, we had a total federal and state net operating loss carryforwards of approximately $13.1 million and $4.2 million, respectively, available to reduce future taxable income. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2003 through 2022. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

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

If we have taxable income in the future, and we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial results may suffer.

If earthquakes and other catastrophic events strike, our business may be negatively affected

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

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth where indicated in Item 15 of this report.

Quarterly Results of Operations

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Certain amounts in the attached table have been reclassified to conform to the current year presentation. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(in thousands)
Revenues	$7,686	$6,781	$6,470	$6,076	$7,516	$6,324	$7,243	$6,318
Cost of revenues	3,948	2,886	2,920	2,516	3,273	2,432	2,710	2,428

Gross profit	3,738	3,895	3,550	3,560	4,243	3,892	4,533	3,890
Gross profit percentage	48.6%	57.4%	54.9%	58.6%	56.5%	61.5%	62.6%	61.6%
Operating expenses:
Marketing and selling	3,295	3,403	3,567	3,367	3,495	3,010	3,026	2,945
Research and development	1,200	1,344	1,275	1,056	1,105	1,184	1,018	1,011
General and administrative	1,434	1,151	1,029	1,018	1,037	855	954	782
Amortization of deferred stock compensation	49	61	136	144	148	238	284	288

Total operating expenses	5,978	5,959	6,007	5,585	5,785	5,287	5,282	5,026

Loss from operations	(2,240)	(2,064)	(2,457)	(2,025)	(1,542)	(1,395)	(749)	(1,136)
Other income (expense), net	132	463	463	238	250	702	(23)	13

Loss before provision for income taxes	(2,108)	(1,601)	(1,994)	(1,787)	(1,292)	(693)	(772)	(1,123)
Income tax (benefit) provision	(38)	—	—	—	2	—	—	1

Net loss	(2,070)	(1,601)	(1,994)	(1,787)	(1,294)	(693)	(772)	(1,124)
Accretion of redeemable convertible preferred stock	—	—	—	—	—	71	346	346

Net loss available to common stockholders	$(2,070)	$(1,601)	$(1,994)	$(1,787)	$(1,294)	$(764)	$(1,118)	$(1,470)

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10.	Directors and Executive Officers

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers.”

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Option Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,368,819	(1)	$4.26	3,224,946	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,368,819		$4.26	3,224,946

(1)	Of these shares of common stock, 693,374 shares related to outstanding options under our 1991 Stock Option Plan, 1,175,445 shares related to outstanding options under our 2000 Stock Option Plan, 350,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, 150,000 shares related to outstanding options under our 2000 Director Option Plan.

(2)

Of these shares of common stock, 1,433,682 shares remained available for future issuance under our 2000 Stock Option Plan, 329,323 shares remained available for future issuance under our 2000 Director Option Plan and 1,461,941 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors.

Additional information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)(1)  Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001 and 2000

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2002
Allowance for doubtful accounts	$239	$64	$(53)	$250
Accrued warranty costs	$542	$38	$(380)	$200

Year ended December 31, 2001
Allowance for doubtful accounts	$203	$37	$(1)	$239
Accrued warranty costs	$548	$172	$(178)	$542

Year ended December 31, 2000
Allowance for doubtful accounts	$201	$89	$(87)	$203
Accrued warranty costs	$487	$233	$(172)	$548

(a)(3)  Exhibits

Exhibit No.		Exhibit Title
3.1.1	(b)	Certificate of Incorporation

3.1.2	(g)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(h)

Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(i)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

4.3	(i)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.6		Reserved

10.6.1		Reserved

10.7†	(b)	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.8.1	(a)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10†	(b)	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1†	(a)	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11†	(b)	Manufacturing Agreement dated December 3, 1998 between Registrant and TriVirix International, Inc. (formerly CMA International, Inc.)

Exhibit No.		Exhibit Title
10.12		Reserved

10.13		Reserved

10.14†	(b)	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16	(b)	Lease dated March 3, 2000 between W&G Properties Limited, Neonatal Perspectives Limited and Andrew Vincent for the premises located at Unit 9, Northmill, Buckinghamshire, United Kingdom

10.17		Reserved

10.17.1		Reserved

10.17.2		Reserved

10.17.3		Reserved

10.17.4		Reserved

10.18	(c)	Leasing Agreement dated June 11, 2001 between Natus Japan and Sanwa Radiator Co. Ltd. (Japanese to English translation)

10.19	(d)	Severance Agreement and Release between Registrant and Terese Baker dated March 8, 2002

10.20	(e)	Transition and Release Agreement between Registrant and William H. Lawrenson dated April 26, 2002

10.21	(f)	Severance Agreement and Release between Registrant and Lucille A. Ferus dated October 7, 2002

10.22	(f)	Severance Agreement and Release between Registrant and Thomas M. Waugh dated September 19, 2002

10.23	(a)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(a)	Form of Employment Agreement between the Registrant and each of its executive officers

14.1	(a)	Code of Ethics for Financial Executives

21.1	(b)	Subsidiaries

23.1	(a)	Independent Auditors’ Consent

24.1	(a)	Power of Attorney (see page 62)

99.1	(a)	Certifications Of Chief Executive Officer And Chief Financial Officer

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(d)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(e)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(f)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(g)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(h)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.
(i)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003.

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K dated October 1, 2002 to report that the Company had undertaken a reduction in the Company’s work force by approximately 14%.

(c)  Exhibits

See Item 15(a)(3) above.

(d)  Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Carlos, California, on March 24, 2003.

NATUS MEDICAL INCORPORATED

By	/s/ Tim C. Johnson
Tim C. Johnson Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

By	/s/ Glenn A. Bauer
Glenn A. Bauer Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tim C. Johnson and Glenn Bauer and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tim C. Johnson (Tim C. Johnson)	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	March 24, 2003

/s/ Glenn A. Bauer (Glenn A. Bauer)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003

/s/ William New, Jr. (William New, Jr., M.D., Ph.D.)	Chairman of the Board of Directors	March 24, 2003

/s/ James J. Bochnowski (James J. Bochnowski)	Director	March 24, 2003

/s/ William M. Moore (William M. Moore)	Director	March 24, 2003

/s/ David Nierenberg (David Nierenberg)	Director	March 24, 2003

/s/ Ken Ludlum (Ken Ludlum)	Director	March 24, 2003

CERTIFICATIONS

I, Tim C. Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of Natus Medical Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ TIM C. JOHNSON Tim C. Johnson President and Chief Executive Officer

I, Glenn A. Bauer, certify that:

1.	I have reviewed this annual report on Form 10-K of Natus Medical Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ GLENN A. BAUER Glenn A. Bauer Chief Financial Officer

NATUS MEDICAL INCORPORATED

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Natus Medical Incorporated:

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and of cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule included in Item 15(a)(2) in the Annual Report on Form 10-K of the Company. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

San Jose, California

February 18, 2003

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$17,768	$30,351
Short-term investments	27,150	22,735
Accounts receivable, net of allowance for doubtful accounts of $250 in 2002 and $239 in 2001	5,395	5,209
Inventories	4,560	3,598
Prepaid expenses and other current assets	663	655

Total current assets	55,536	62,548

Property and equipment, net	2,247	1,757
Long-term investment	334	327
Deposits and other assets	1,223	303

Total assets	$59,340	$64,935

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,788	$892
Accrued liabilities	2,460	2,702
Deferred revenues	405	312

Total liabilities	4,653	3,906

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred Stock, $ .001 per share, 10,000,000 shares authorized, no shares issued and outstanding in 2002 and 2001, respectively	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 16,267,700 in 2002 and 15,864,670 in 2001	86,593	86,007
Deferred stock compensation	(219)	(767)
Accumulated deficit	(31,751)	(24,299)
Accumulated other comprehensive income	64	88

Total stockholders’ equity	54,687	61,029

Total liabilities, convertible preferred stock and stockholders’ equity	$59,340	$64,935

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
Revenues	$27,013	$27,401	$24,633
Cost of revenues*	12,270	10,843	8,745

Gross profit	14,743	16,558	15,888

Operating expenses:
Marketing and selling	13,632	12,476	8,984
Research and development	4,875	4,318	3,458
General and administrative	4,632	3,628	2,586
Amortization of deferred stock compensation*	390	958	611

Total operating expenses	23,529	21,380	15,639

Income (loss) from operations	(8,786)	(4,822)	249
Interest income	902	812	29
Interest expense	(10)	(39)	(8)
Other income, net	404	169	11

Income (loss) before provision for income taxes, net	(7,490)	(3,880)	281
Income tax (benefit) provision	(38)	3	46

Net income (loss)	(7,452)	(3,883)	235
Accretion of redeemable convertible preferred stock	—	763	1,384

Net loss available to common stockholders	$(7,452)	$(4,646)	$(1,149)

Basic and diluted net (loss) per share	$(0.46)	$(0.62)	$(1.62)

Common shares used in computing basic and diluted net loss per share	16,056	7,540	710

* Amortization of deferred stock compensation included in cost of revenues	$79	$139	$184

* Amortization of deferred stock compensation attributable to operating expenses:
Marketing and selling	$216	$507	$157
Research and development	10	84	105
General and administrative	164	367	349

Total	$390	$958	$611

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock		Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances, January 1, 2000	597,689	$278	$—	$(18,504)	$—	$(18,226)	$—
Accretion to redemption value on Series B, C and D redeemable convertible preferred stock				(1,384)		(1,384)
Deferred stock compensation		2,504	(2,327)			177
Amortization of deferred stock compensation			795			795
Exercise of stock options	270,345	120				120
Net income				235		235	235

Comprehensive income							$235

Balances, December 31, 2000	868,034	2,902	(1,532)	(19,653)	—	(18,283)	$—

Accretion to redemption value of Series B, C and D redeemable convertible preferred stock				(763)		(763)
Initial public offering of common shares, net of issuance cost of $6,799	5,750,000	56,451				56,451
Conversion of preferred stock to common stock	8,931,534	25,989				25,989
Deferred stock compensation		332	(332)			—
Amortization of deferred stock compensation			1,097			1,097
Exercise of stock options	268,357	134				134
Employee stock purchase plan	46,745	199				199
Unrealized gain on available-for-sale short term investments					76	76	76
Foreign currency translation adjustment					12	12	12
Net loss				(3,883)		(3,883)	(3,883)

Comprehensive loss							$(3,795)

Balances, December 31, 2001	15,864,670	86,007	(767)	(24,299)	88	61,029	$—

Exercise of stock options	277,129	486				486
Employee stock purchase plan	125,901	178				178
Accelerated vesting of options		23	48			71
Amortization of deferred stock compensation			481			481
Cancellation of deferred stock compensation		(101)	19			(82)
Unrealized gain on available-for-sale short term investments					(58)	(58)	(58)
Foreign currency translation adjustment					34	34	34
Net loss				(7,452)		(7,452)	(7,452)

Comprehensive loss							$(7,428)

Balances, December 31, 2002	16,267,700	$86,593	$(219)	$(31,751)	$64	$54,687

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(7,452)	$(3,883)	$235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,173	847	655
Loss on disposal of property and equipment	102	7	7
Amortization of deferred stock compensation	469	1,097	795
Non-cash marketing expense	—	—	177
Changes in operating assets and liabilities:
Accounts receivable	(186)	(979)	(1,272)
Inventories	(962)	(1,392)	(941)
Prepaid expenses and other current assets	(8)	(400)	(123)
Accounts payable	896	142	(224)
Accrued liabilities and deferred revenues	(149)	(67)	1,066

Net cash provided by (used in) operating activities	(6,117)	(4,628)	375

Investing activities:
Acquisition of property and equipment	(1,663)	(1,046)	(668)
Deposits and other assets	(1,021)	(72)	(55)
Purchase of convertible notes receivable	—	—	(20)
Purchases of short-term investments	(82,330)	(163,945)	(596)
Sales of short-term investments	77,857	141,589	583
Cash paid for acquisition of business	—	(9)	—
Purchase of long-term investment	(7)	(6)	(6)

Net cash used in investing activities	(7,164)	(23,489)	(762)

Financing activities:
Issuance of common stock	664	59,156	120
Deferred offering costs	—	(1,383)	(989)
Borrowings on bank loans	—	2,000	—
Payments of borrowings	—	(2,000)	(150)

Net cash provided by (used in) financing activities	664	57,773	(1,019)

Exchange rate effect on cash and equivalents	34	14	—

Net increase (decrease) in cash and equivalents	(12,583)	29,670	(1,406)
Cash and cash equivalents, beginning of year	30,351	681	2,087

Cash and cash equivalents, end of year	$17,768	$30,351	$681

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$763	$1,384
Forgiveness of convertible notes receivable and accounts receivable for acquisition of business	$—	$189	$—
Reversal of deferred stock compensation relating to cancellation of stock options	$(101)	$—	$—
Conversion of convertible preferred stock into common stock	$—	$25,989	$—
Stock compensation relating to accelerated vesting of stock options	$23	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$39	$8
Cash paid for income taxes	$2	$50	$45

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (the “Company”) was incorporated in California in May 1987 and reincorporated in the State of Delaware in August 2000. The Company is primarily focused on developing, manufacturing and marketing products for the identification and monitoring of common medical disorders that may occur during the time from conception to a baby’s first birthday. The Company’s product lines are the ALGO screener, a product line for hearing screening, the CO-Stat analyzer, a product line for the evaluation of newborn jaundice and the neoBLUE phototherapy device, a product for the treatment of newborn jaundice. Both the ALGO screener and CO-Stat analyzer product lines are comprised of hardware units and single-use disposable components.

On July 28, 2000, the Company created and incorporated a wholly-owned subsidiary in Japan. On December 21, 2000, the Company created and incorporated a wholly owned subsidiary in the United Kingdom.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenues, net of discounts, from product sales, including sales to distributors, upon shipment when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed and determinable, and when collection of the resulting receivable is probable. Rights of return are generally not provided. Advance payments from customers are recorded as deferred revenues until shipment of the related product. The Company provides for trade-ins of its own or competitive equipment. Trade-ins are recorded as a reduction of revenue at the time of shipping the replacement equipment. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized. Revenues from extended warranty contracts are recognized ratably over the warranty period.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

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

The Company sells its products primarily to hospitals and medical institutions. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated potential bad debt losses. No single customer accounted for more than 10% of accounts receivable at December 31, 2002 or 2001 and one customer accounted for 14% of accounts receivable at December 31, 2000.

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

Years Ended December 31, 2002, 2001 and 2000

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

Long-Term Investment

At December 31, 2002, the Company has a $334,000 interest-bearing certificate of deposit with a bank that matures in April 2004. This investment has been assigned to a bank to guarantee a loan on the primary residence of an officer totaling $250,000 plus accrued interest. The sole collateral for such guarantee is 27,088 shares of the Company’s common stock that is owned by the officer. Due to this arrangement, the Company has classified the investment as held-to-maturity. The estimated fair value of the long-term investment, using discounted cash flows is approximately $334,000 and $313,000 at December 31, 2002 and 2001, respectively.

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

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2002, net foreign currency transaction gains were approximately $198,000. In 2001, net foreign currency transaction losses were approximately $102,000. In 2000, net foreign currency gains and losses were not material.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to report by major components and as a single total, the change in its net assets during the period from non-owner sources.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The consolidated statement of comprehensive loss has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income at December 31, 2002 consisted of unrealized gains on available for sale securities and translation gains on foreign currency transactions.

Net Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share. Outstanding securities consist of the following: at December 31, 2002, options to purchase 2,368,819 shares of common stock; at December 31, 2001, options to purchase 1,920,929 shares of common stock; at December 31, 2000, 8,931,534 shares of convertible preferred stock and options to purchase 1,685,513 shares of common stock.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company typically grants stock option awards at market value, consequently, no compensation expense is recorded. As more fully described in Note 7 to the financial statements, in 2001 a modification of existing stock options resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the modified options. The difference was recorded as stock-based compensation in stockholders’ equity and is being amortized on a straight-line basis over the vesting period of the related options.

Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value method at the grant dates for awards under those plans, consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(7,452)	$(4,646)	$(1,149)
Add back amortization of deferred stock compensation, net of related tax effects	469	1,097	—
Less compensation expense for stock options, net of related tax effects	(1,893)	(1,545)	(218)

Pro forma net loss	$(8,876)	$(5,094)	$(1,367)

Basic and Diluted EPS:
As reported	$(0.46)	$(0.62)	$(1.62)

Pro forma	$(0.55)	$(0.68)	$(1.93)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

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

In April 2002, the FASB issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, shall be included in operating earnings and not presented separately as an extraordinary item. We will adopt SFAS No. 145 January 1, 2003.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue, or EITF, No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. This interpretation addresses the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In accordance with FIN No. 45, the Company adopted the disclosure requirements on December 31, 2002 and is required to adopt the recognition requirements effective on January 1, 2003. The Company is evaluating the impact on the recognition requirements of this interpretation and does not expect it to have a material impact on its financial position results of operations, EPS or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide companies with alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends certain disclosure requirements of SFAS No. 123. The Company adopted the annual disclosure requirements of SFAS No. 148 as of December 31, 2002. The transitional provisions of SFAS No. 148 did not have an impact on the Company’s financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

2—SHORT-TERM INVESTMENTS

The following table summarizes the estimated fair value of the Company’s short-term investments classified as available-for-sale securities at December 31, 2002 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Balances at December 31, 2001
U.S. Government agency bonds	$22,659	$78	$(2)	$22,735

Balances at December 31, 2002
U.S. Government agency bonds	$27,132	$146	$(128)	$27,150

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2002	2001
Raw materials and subassemblies	$2,831	$2,497
Finished goods	1,729	1,101

Total	$4,560	$3,598

Balances at December 31, 2002 reflect a write-off of approximately $450,000 primarily related to excess CO-Stat inventory.

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2002	2001
Office furniture and equipment	$1,769	$1,316
Computer software and hardware	2,155	1,451
Demonstration and loaned equipment	1,458	1,231
Leasehold improvements	298	369

	5,680	4,367
Accumulated depreciation and amortization	(3,433)	(2,610)

Total	$2,247	$1,757

5—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2002	2001
Compensation and related benefits	$1,134	$1,315
Warranty reserve	200	542
Accrued professional fees	138	167
Other	988	678

Total	$2,460	$2,702

6—RESERVE FOR PRODUCT WARRANTIES

The company provides a one-year warranty on all products. The company also sells extended service agreements on all of its products. Service for domestic customers is provided by a company-owned service center that performs all service, repair, and calibration services. Service for international customers is provided by a combination of company-owned facilities and third party vendors on a contract basis.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The company has accrued a warranty reserve for the expected future costs of servicing products during the initial one-year warranty period. Amounts are added to the reserve based on unit sales of various product lines. As warranty costs are incurred, they are relieved from the reserve. During the year ended December 31, 2002 the company recorded a reduction to the reserve of approximately $230,000 to reflect recent improved warranty cost experience.

Activity in the warranty reserve during the years ended December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
Balance—Beginning of period	$542	$548
Aggregate changes in accruals related to new warranties	38	206
Aggregate reductions for repairs under warranty	(150)	(211)
Aggregate changes for accruals related to preexisting warranties	(230)	—

Balance—End of period	$200	$542

7—CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the closing of the Company’s initial public offering in July 2001, each outstanding share of preferred stock was converted into common stock on one-for-one basis. In accordance with the preferred stock rights, all preferred stock outstanding automatically converted into the conversion price at the time of the initial public offering.

Prior to the conversion, the Company had outstanding 1,241,841, 3,967,120, 2,490,181 and 1,232,392 shares of Series A convertible preferred stock and Series B, C and D redeemable convertible preferred stock, respectively. Changes in each class of convertible preferred stock from January 1, 2000 to December 31, 2001 are as follows (in thousands):

	Series A	Series B	Series C	Series D	Warrants for Series C	Total
Balances, December, 31, 1999	$2,227	$11,764	$5,416	$4,435	$—	$23,842
Accretion to redemption value on Series B, C and D redeemable convertible preferred stock	—	714	448	222	—	1,384

Balances, December 31, 2000	2,227	12,478	5,864	4,657	—	25,226
Accretion to redemption value on Series B, C and D redeemable convertible preferred stock	—	394	247	122	—	763
Conversion of preferred stock to common stock on initial public offering	(2,227)	(12,872)	(6,111)	(4,779)	—	(25,989)

Balances, December 31, 2001	—	—	—	—	—	—

Activity, year ending December 31, 2002	—	—	—	—	—	—

Balances, December 31, 2002	$—	$—	$—	$—	$—	$—

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

8—STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share. On July 19, 2001, the Company completed an initial public offering of its shares pursuant to which it issued 5,750,000 common shares for proceeds of approximately $56,451,000, net of issuance costs.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 2002, no shares of preferred stock were issued and outstanding.

Stockholder Rights Plan

The Company adopted a Stockholder Rights Plan in September 2002 (the “Rights Plan”), as amended in October 2002 and February 2003. Pursuant to the Rights Plan, the Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the “Rights”) and each such Right has an exercise price of $23.00. The Rights become exercisable, unless redeemed by the Company, upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company’s Common Stock or the acquisition of a specified percentage of the Company’s Common Stock by a third party.

Stock Option Plans

Effective August 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. Each year beginning January 1, 2002, the aggregate number of shares reserved under the 2000 Plan will automatically increase by the lesser of (i) 1,500,000, (ii) 7% of the shares of common stock outstanding at the end of preceding year, or (iii) an amount determined by the Board of Directors. On January 1, 2003, the number of shares reserved under the 2000 Plan increased by 1,138,704 shares. The 2000 Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants.

Under the 2000 Plan, incentive and nonqualified stock options may be issued at not less than the fair market value of the stock at the close of business of the Nasdaq National Market on the date immediately prior to the date of grant, as determined by the Board of Directors. Options issued under the 2000 Plan become exercisable as determined by the Board of Directors and expire no more than ten years after the date of grant. Most options vest ratably over four years. For those optionees who, at the time the option is granted, own stock representing more than 10% of the voting power of all classes of stock of the Company, stock options may be issued at not less than 110% of the fair market value of the stock at the date of grant, and the options expire five years after the date of grant. At December 31, 2002, 1,433,682 shares were available for grant of future options under the 2000 Plan.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Company’s initial public offering, the 1991 Plan and Supplemental Plan was terminated such that no new options may be granted under these plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

In addition, effective August 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). The Director Plan provides for an initial grant to new nonemployee directors options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for six months. The Company reserved a total of 400,000 shares of common stock under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. At December 31, 2002, 329,323 shares were available for grant of future options under the Director Plan. On January 1, 2003, the number of shares reserved under the Director Plan increased by 81,336 shares.

A summary of option activity under various option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2000 (668,006 shares exercisable at a weighted average exercise price of $0.58 per share)	1,093,630	$0.85
Granted (weighted average fair value of $5.28 per share)	985,820	$4.27
Exercised	(270,345)	$0.44
Cancelled	(123,592)	$3.13

Outstanding, December 31, 2000 (699,317 shares exercisable at a weighted average exercise price of $0.87 per share)	1,685,513	$2.73
Granted (weighted average fair value of $6.57 per share)	547,500	$6.82
Exercised	(268,357)	$0.50
Cancelled	(43,727)	$4.91

Outstanding, December 31, 2001 (793,027 shares exercisable at a weighted average exercise price of $2.31 per share)	1,920,929	$4.16
Granted (weighted average fair value of $1.81 per share)	1,027,128	$3.77
Exercised	(340,407)	$1.46
Cancelled	(238,831)	$5.17

Outstanding, December 31, 2002 (844,263 shares exercisable at a weighted average exercise price of $3.41 per share)	2,368,819	$4.26

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2002:

Range of Exercise Price	Number Outstanding as of 12/31/02	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/02
$ 0.2500 – $ 1.0000	168,160	4.21	168,160
$ 1.5000 – $ 1.5000	250,534	7.28	196,501
$ 1.8750 – $ 3.2610	180,095	7.57	101,417
$ 3.4500 – $ 3.4500	427,148	9.87	833
$ 3.4600 – $ 4.1490	364,880	9.55	32,604
$ 4.5500 – $ 4.9000	245,500	9.04	6,648
$ 5.6900 – $ 5.6900	114,917	8.81	69,588
$ 6.2500 – $ 6.2500	481,025	7.98	247,285
$10.0000 – $11.0000	128,560	8.02	21,227
$14.3800 – $14.3800	8,000	8.64	0

$ 0.2500 – $14.3800	2,368,819	8.34	844,263

The Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as interpreted by FIN 44, which, among other things, clarifies the definition of an employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option award. However, SFAS No. 123, as amended by SFAS No. 148, requires the disclosure of pro forma net loss as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of the option pricing models.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

Fair values of the options granted under the stock option plans were estimated at grant dates using a Black-Scholes option pricing model. The Company used the multiple option award approach and the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected life in years—Stock options	5.5 years	5.5 years	5.5 years
Expected life in years—ESPP	0.5 years	0.5 years	—
Risk free interest rate—Stock options	3.0%	4.5%	6.0%
Risk free interest rate—ESPP	1.0%	1.0%	—
Expected volatility	39%	118%	88%
Dividend yield	None	None	None

(1)	As the Company was privately held until July 2001, volatility was not applicable until filing its initial Registration Statement on August 19, 2000 as the Company utilized the minimum value method.

Employee Stock Purchase Plan

In August 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance under the Purchase Plan. Each year, beginning January 1, 2003, the aggregate number of shares reserved for issuance under the Purchase Plan will automatically increase by a number of shares equal to the lesser of (i) 650,000, (ii) 4% of the shares of common stock outstanding on the last day of the preceding fiscal year or (iii) an amount determined by the Board of Directors. The Purchase Plan adoption became effective at the time of the initial public offering. Under the Purchase Plan, eligible employees are allowed to have salary withholdings of up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. There were 125,901 shares issued under the Purchase Plan in 2002. At December 31, 2002, 1,461,941 shares were reserved for future issuance under the Purchase Plan. On January 1, 2003, the number of shares reserved under the Purchase Plan increased by 650,000 shares.

Deferred Stock Compensation

In connection with the grant of stock options to employees during the year ended December 31, 2001, the Company recorded deferred stock compensation of $2.7 million for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to these options. Such amount was recorded as a reduction of stockholders’ equity and is being amortized on a graded vesting method over the option vesting periods, which are generally four years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

9—COMMITMENTS

Leases

The Company has entered into noncancelable operating leases for its facilities located in the United States through December 2005. Noncancelable operating leases for facilities located in the United Kingdom expire in 2004, and in Japan in 2003. Minimum lease payments under noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2003	$470
2004	396
2005	473
2006	—
2007	—

Total minimum lease payments	$1,339

Rent expense totaled approximately $827,000, $745,000, and $574,000 in 2002, 2001 and 2000, respectively.

Purchase Commitments

The Company had various firm purchase commitments for inventory totaling approximately $215,000 at December 31, 2002.

10—RESTRUCTURING

In September 2002, the Company recorded a restructuring charge of approximately $255,000 relating to an operating cost reduction plan which resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. The employee reductions were from production, marketing and sales, research and development, and administrative. Accordingly, the related charges were recorded in cost of revenues, marketing and selling, research and development, and general and administrative expenses. As of December 31, 2002, the Company has paid approximately $234,000 of costs related to the restructuring.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

11—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$5,553	$3,395
Accruals deductible in different periods	945	716
Basis difference in fixed and intangible assets	580	350
Credit carryforwards	690	551
Employee benefits	279	274

Total net deferred tax assets	8,047	5,286
Valuation allowance	(8,047)	(5,286)

Total	$—	$—

The Company’s amount of income tax recorded differs from the amount using the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Federal statutory tax expense (benefit)	$(2,621)	$(1,335)	$98
State tax expense (benefit)	(430)	(219)	3
Valuation allowance	2,761	1,070	(41)
California net operating loss limitation	134	100	—
Stock compensation expense on incentive stock options	191	447	279
Other	(73)	(60)	(306)

Total expense (benefit)	$(38)	$3	$33

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $13.1 million and state net operating loss carryforwards of approximately $4.2 million available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2007 through 2022, and the state net operating loss carryforwards expire through 2010. At December 31, 2002, the Company had credit carryforwards available of approximately $398,000 for federal tax purposes that expire through 2022 and $253,000 for California tax purposes of which a portion will expire through 2008.

The extent to which the federal and California operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $8,047,000 and $5,286,000 were recorded during the years ended December 31, 2002 and 2001 respectively.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2002, 2001 and 2000

12—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There was no employer matching contributions in 2002 or 2001. For the year ending December 31, 2000, the Board of Directors approved a dollar-for-dollar employer match of up to $500 per employee on employee contributions, which resulted in the aggregate employer contributions of $46,000 in 2000. Employer contributions vest ratably over four years from date of employment.

13—CUSTOMER AND GEOGRAPHIC INFORMATION

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

Revenues from customers by geographic area are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues:
United States	$22,311	$22,683	$21,306
Asia	2,396	3,410	2,703
All other	2,306	1,308	624

	$27,013	$27,401	$24,633

At December 31, 2002, the long-lived assets located outside the United States with the Company’s foreign subsidiaries totaled approximately $394,000, and the remainder was located within the United States. At December 31, 2001, the long-lived assets located outside the United States with the Company’s foreign subsidiaries totaled approximately $150,000, and the remainder was located within the United States. At December 31, 2000, all of the Company’s long-lived assets were located within the United States.

In 2002 and 2001, no sales to a single customer accounted for greater than 10% of revenues. In 2000, sales to a distributor accounted for 11% of revenues.

EXHIBIT INDEX

Exhibit No.		Exhibit Title

3.1.1	(b)	Certificate of Incorporation

3.1.2	(g)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(h)

Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(i)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

4.3	(i)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.6		Reserved

10.6.1		Reserved

10.7†	(b)	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.8.1	(a)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10†	(b)	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1†	(a)	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11†	(b)	Manufacturing Agreement dated December 3, 1998 between Registrant and TriVirix International, Inc. (formerly CMA International, Inc.)

10.12		Reserved

10.13		Reserved

10.14†	(b)	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

Exhibit No.		Exhibit Title

10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16	(b)	Lease dated March 3, 2000 between W&G Properties Limited, Neonatal Perspectives Limited and Andrew Vincent for the premises located at Unit 9, Northmill, Buckinghamshire, United Kingdom

10.17		Reserved

10.17.1		Reserved

10.17.2		Reserved

10.17.3		Reserved

10.17.4		Reserved

10.18	(c)	Leasing Agreement dated June 11, 2001 between Natus Japan and Sanwa Radiator Co. Ltd. (Japanese to English translation)

10.19	(d)	Severance Agreement and Release between Registrant and Terese Baker dated March 8, 2002

10.20	(e)	Transition and Release Agreement between Registrant and William H. Lawrenson dated April 26, 2002

10.21	(f)	Severance Agreement and Release between Registrant and Lucille A. Ferus dated October 7, 2002

10.22	(f)	Severance Agreement and Release between Registrant and Thomas M. Waugh dated September 19, 2002

10.23	(a)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(a)	Form of Employment Agreement between the Registrant and each of its executive officers

14.1	(a)	Code of Ethics for Financial Executives

21.1	(b)	Subsidiaries

23.1	(a)	Independent Auditors’ Consent

24.1	(a)	Power of Attorney (see page 62)

99.1	(a)	Certifications Of Chief Executive Officer And Chief Financial Officer

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(d)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(e)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(f)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(g)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(h)	Incorporated by reference to the exhibit filed with the Amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.
(i)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003.