Form 10-Q
period 2003-06-30
NATUS MEDICAL INC
filed 2003-08-14
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 8, 2003, was 16,452,276.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$13,280	$17,768
Short-term investments	30,022	27,150
Accounts receivable, net of allowance for doubtful accounts of $311 in 2003 and $250 in 2002	4,277	5,395
Inventories	5,421	4,560
Prepaid expenses and other current assets	820	663

Total current assets	53,820	55,536

Property and equipment, net	1,906	2,247
Long-term investment	337	334
Deposits and other assets	1,168	1,223

Total assets	$57,231	$59,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,401	$1,788
Accrued liabilities	2,544	2,460
Deferred revenue	315	405

Total current liabilities	4,260	4,653

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 16,450,434 in 2003 and 16,267,700 in 2002	86,949	86,593
Deferred stock compensation	(90)	(219)
Accumulated deficit	(33,863)	(31,751)
Accumulated other comprehensive income (loss)	(25)	64

Total stockholders’ equity	52,971	54,687

Total liabilities and stockholders’ equity	$57,231	$59,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$7,063	$6,470	$13,724	$12,546
Cost of revenue	2,848	2,920	5,360	5,436

Gross margin	4,215	3,550	8,364	7,110

Operating expenses:
Marketing and selling	3,428	3,645	6,485	7,086
Research and development	820	1,286	1,851	2,356
General and administrative	1,338	1,076	2,483	2,150

Total operating expenses	5,586	6,007	10,819	11,592

Loss from operations	(1,371)	(2,457)	(2,455)	(4,482)
Interest income	165	238	328	500
Interest expense	(3)	(3)	(6)	(5)
Other income, net	15	228	22	206

Loss before provision for income taxes	(1,194)	(1,994)	(2,111)	(3,781)
Provision for income taxes	1	—	1	—

Net loss available to common stockholders	$(1,195)	$(1,994)	$(2,112)	$(3,781)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.13)	$(0.24)

Common shares used in computing basic and diluted net loss per share	16,360	16,040	16,355	15,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net loss	$(2,112)	$(3,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	617	487
Amortization of deferred stock compensation	129	319
Loss on disposal of assets	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,118	718
Inventories	(861)	(409)
Prepaid expenses and other current assets	(157)	(44)
Accounts payable	(387)	(85)
Accrued liabilities and deferred revenue	(6)	(143)

Net cash used in operating activities	(1,653)	(2,938)

Investing activities:
Acquisition of property and equipment	(224)	(348)
Deposits and other assets	(3)	(504)
Purchases of short-term investments	(28,501)	(37,767)
Sales of short-term investments	25,611	34,614

Net cash used in investing activities	(3,117)	(4,005)

Financing activities:
Issuance of common stock	356	359

Net cash provided by financing activities	356	359

Exchange rate effect on cash and equivalents	(74)	(16)

Net decrease in cash and equivalents	(4,488)	(6,600)
Cash and cash equivalents, beginning of period	17,768	30,351

Cash and cash equivalents, end of period	$13,280	$23,751

Non-cash investing and financing activities:
Issuance of notes payable for acquisition of other assets	$—	$500

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5

Cash paid for income taxes	$1	$83

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of Natus Medical Incorporated (“Natus,” “we,” “us,” “our” or “the Company”) believes necessary for fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002 included in our Annual Report on Form 10-K.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the unaudited condensed consolidated financial statements. Such estimates include allowances for potentially uncollectable accounts receivable, warranty costs and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue, net of discounts, from product sales, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed and determinable, and when collection of the resulting receivable is probable. Rights of return are generally not provided. Advance payments from customers are recorded as deferred revenue until shipment of the related product. The Company provides for trade-ins of its own or competitive medical devices. Trade-ins are recorded as a reduction of revenue at the time of shipping the replacement medical devices. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized. The Company recognizes revenue from extended service agreements ratably over the service period.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1—Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (continued)

Occurring Events and Transactions, shall be included in operating earnings and not presented separately as an extraordinary item. The Company adopted SFAS No. 145 on January 1, 2003.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. This interpretation addresses the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure and recognition requirements of FIN No. 45 on December 31, 2002 and January 1, 2003, respectively.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate, but in which a company has a significant variable interest. The Company adopted the consolidation and disclosure requirements of FIN No. 46 on January 31, 2003.

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1—Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, we are required to report by major components and as a single total, the change in our net assets during the period from non-owner sources. The following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(1,195)	$(1,994)	$(2,112)	$(3,781)
Unrealized gain (loss) on available-for-sale securities	(9)	74	(15)	(48)
Foreign currency translation adjustment	37	(109)	(74)	(133)

Comprehensive loss	$(1,167)	$(2,029)	$(2,201)	$(3,962)

2—Inventories

Inventories consisted of (in thousands):

	June 30, 2003	December 31, 2002
Raw materials and subassemblies	$2,726	$2,831
Finished goods	2,695	1,729

Total	$5,421	$4,560

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

4—Basic and Diluted Net Loss Per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share. Options to purchase 815,708 and 804,175 shares of common stock for the six-month periods ending June 30, 2003 and 2002, respectively, were not included in the computation of diluted net loss per share because the loss position would have rendered the additional shares antidilutive.

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5—Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company typically grants stock option awards at market value; consequently, no compensation expense is recorded. In 2001, options were granted at an exercise price deemed to be less than their fair market value which resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the options. The difference was recorded as stock-based compensation in stockholders’ equity and is being amortized on a straight-line basis over the vesting period of the related options. Amounts amortized during the three and six months ended June 30, 2003 and 2002 (in thousands) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Amortization stock compensation included in:
Cost of revenue	$9	$18	$17	$39

Operating expenses
Marketing and selling	$31	$78	$61	$152
Research and development	3	11	7	25
General and administrative	22	47	44	103

Total	$56	$136	$112	$280

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,195)	$(1,994)	$(2,112)	$(3,781)
Add: Stock based employee compensation, net of related tax effects	65	154	129	319
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(372)	(513)	(670)	(1,068)

Pro forma net loss	$(1,502)	$(2,353)	$(2,653)	$(4,530)

Basic and diluted EPS:
As reported	$(0.07)	$(0.12)	$(0.13)	$(0.24)

Pro forma	$(0.09)	$(0.15)	$(0.16)	$(0.28)

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6—Customer and Geographic Information

The company operates in one reportable segment and is engaged in the design, manufacture, and marketing of products for the detection, monitoring, and treatment of common medical disorders that may occur during the critical development period of infants. The nature of its products and production processes, as well as the type of customers and distribution methods, are consistent among all of its products.

Revenue from customers by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
United States	$5,284	$5,589	$10,126	$10,707
All other	1,778	881	3,597	1,839

Total	$7,062	$6,470	$13,723	$12,546

For both the three and six months ended June 30, 2003 and 2002, no sales to a single end-user customer or distributor accounted for greater than 10% of total revenue.

7—Restructuring Charges

In September 2002, the Company recorded a restructuring charge of approximately $255,000 relating to an operating cost reduction plan that resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. During the three and six month periods ended June 30, 2003, the Company paid immaterial amounts related to the restructuring, and has paid approximately $235,000 in total through June 30, 2003. The company expects that future payments related to the restructuring will be immaterial and, accordingly, has adjusted the remaining liability to zero.

8—Subsequent Events

In July 2003, the Company purchased substantially all of the assets of Neometrics Inc. and its affiliate Neogenesis Corporation for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results. In connection with the acquisition, the Company hired 40 employees of Neometrics and Neogenesis and expects to use Neometrics’ existing sales personnel as well as the Company’s current sales force to market and sell Neometrics’ products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements regarding the following: the future composition of our revenue, future revenue from international operations, international markets as a growth opportunity, our CO-Stat® End-Tidal Breath Analyzer (“CO-Stat analyzer”) product strategy and alternative uses for our CO-Stat analyzer products, our belief that the CO-Stat analyzer product is a platform technology, our intention to support the CO-Stat analyzer user base now in place, our belief that our acquisition of assets from Neometrics and Neogenesis enhances our screening business, complements our focus on identification of newborn metabolic disorders and provides a platform for additional growth opportunities, our use of and ability to use Neometrics existing sales personnel and our current sales force to market and sell products recently acquired from Neometrics and Neogenesis, acceptance of our products and the products of our competitors, fluctuation of our operating results and gross margins, expansion in and opportunities relating to international markets, future marketing and selling expenses, future operating results, warranty allowances, impact of our application of resources, spending relating to our products, sufficiency of resources, future investments, investment in and development of new products and enhancement of existing products, the effect of legal proceedings and claims and their resolution on our financial condition, future liquidity and capital requirements, our investment policy, sufficiency of cash and cash equivalents, effect of and exposure to foreign currency exchange rates, market risk exposure, cost-effectiveness of our products, third-party reimbursement, consolidation of our industry and consequences of intellectual property and other disputes.

Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future business, financial condition, and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” for a description of risks and uncertainties. The risks and uncertainties include, but are not limited to, the possibility that we incur net losses, lack of adoption and acceptance of our products, lack of demand for our products, our dependence on our ALGO® products for substantially all of our revenue, adverse economic conditions in the United States and internationally, the importance of reimbursement for procedures conducted with our products and reimbursement policies, our limited experience selling products other than our ALGO products, adverse changes in our relationships with distributors and suppliers, difficulty manufacturing products, our dependence upon distributors in international markets, increased costs relating to international operations, exchange rate fluctuations, failure to obtain FDA clearances or approvals or to comply with FDA regulations, failure and difficulty to obtain foreign regulatory approvals, increased competition, integration of acquired businesses and performance of newly acquired products and technologies, loss of and inability to protect intellectual property rights, intellectual property, products liability and other suits and our ability to attract, hire and retain key employees. The following discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. Unless required by law, we assume no obligation to update any forward looking statements.

Overview

We develop, manufacture, distribute and market products for the detection, diagnosis, monitoring, tracking and treatment of common medical disorders in infants. Currently, we sell our ALGO screening products for hearing screening, our CO-Stat analyzer products for the analysis of hemolysis, our neoBLUE™ LED Phototherapy device (“neoBLUE phototherapy device”) for the treatment of jaundice, and our MiniMuffs® Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns. Effective July 1,

2003, we acquired Neometrics® which develops and markets newborn screening data management software and diagnostic reagents used for newborn metabolic screening.

Our revenue results from sales of medical devices and disposable supplies. We currently derive substantially all of our revenue from sales of a limited number of products. Nearly all of our revenue was from sales of our ALGO screening products in the six months ended June 30, 2003 and 2002. Although we commercially launched our CO-Stat analyzer product in January 2001, we expect that a substantial majority of our revenue will continue to be generated from sales of our ALGO screening products for at least the next two years. In addition, in September 2002, we received clearance from the U.S. Food and Drug Administration (FDA) to market our neoBLUE phototherapy device for the treatment of newborn jaundice, a condition in which the body produces an excessive amount of a potentially toxic substance called bilirubin. This product was introduced to the market in October 2002. We do not expect to recognize material revenue from this product during 2003.

Domestic sales accounted for 75% and 86% of our revenue during the three months ended June 30, 2003 and 2002 respectively. Domestic sales accounted for 74% and 85% of our revenue during the six months ended June 30, 2003 and 2002 respectively. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. We acquired the distribution operations of our United Kingdom distributor and top-tier Japan distributor in January 2001 and July 2001, respectively. We anticipate that international revenue will increase as a percent of revenue in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States. We sell our products through a direct sales force in the U.S., through our subsidiaries in the U.K. and Japan, and through distributors in 25 other countries. International sales that are made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices.

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

In 2001 and the first half of 2002, we increased our level of spending on the marketing and sales of our CO-Stat analyzer products. We spent a considerable amount of time and resources on education of governments, hospitals and clinicians regarding the benefit of our CO-Stat analyzer products. Despite these expenditures, we have not achieved the level of sales of our CO-Stat analyzer products that we had anticipated. In the third quarter of 2002, we began to reduce marketing and sales expenses associated with our CO-Stat analyzer products in order to adjust our expenses to more accurately reflect our expectations regarding near term revenue. In the fourth quarter of 2002, we also recorded a write-down of excess parts and materials we had purchased for our CO-Stat analyzer products. We continue to believe that our CO-Stat analyzer product represents a platform technology and are moving forward with clinical research for the newborn jaundice market and for additional clinical applications. While we intend to continue to support the user base now in place, we are currently evaluating the viability of marketing our CO-Stat analyzer products in the newborn jaundice market. We do not expect to recognize material revenue from our CO-Stat analyzer product in 2003.

We introduced our neoBLUE phototherapy device in October 2002 at the American Academy of Pediatrics National Conference and Exhibition in Boston, Massachusetts. Our neoBLUE phototherapy device adds to the line of products and services that we provide to assist clinicians with the management of newborn jaundice. Our current sales and marketing force offers our neoBLUE phototherapy device as part of our jaundice management product offering. Because we have not previously marketed the neoBLUE phototherapy device for the treatment of newborn jaundice, we cannot be certain that it will be well received by our customers. We do not expect to recognize material revenue from our neoBLUE phototherapy device in 2003.

In July 2003 we purchased substantially all of the assets of Neometrics Inc. and its affiliate Neogenesis Corporation for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results. Neometrics sold data systems consisting of hardware and proprietary software to 18 state health departments (some of which serve multiple states) to collect, track, manage and report newborn screening data, including hearing screening data. Neometrics also sold diagnostic reagents made by Neogenesis Corporation, used for the metabolic screening of infants. Metabolic screening is testing for disorders of the metabolism such as Phenylketonuria (PKU), galactosemia, hypothyroidism and hemoglobin opathies. While other methods may be used for screening newborns for metabolic disorders, a common method is the use of diagnostic reagents to test a blood sample taken from a newborn. Diagnostic reagents are the chemicals used to conduct the test. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the disorders included in the state’s screening program and in the exemptions from screening allowed. In connection with the acquisition we hired 40 employees of Neometrics and Neogenesis and we expect to use Neometrics’ existing sales personnel as well as our current sales force to market and sell the Neometrics suite of data systems and diagnostic reagents. We believe that the Neometrics acquisition enhances our core newborn screening business, complements our focus on providing products used to identify and monitor common newborn medical disorders, and provides us with a platform for additional growth opportunities.

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

Revenue Recognition

We recognize revenue, net of discounts, from product sales, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is probable. We generally do not provide rights of return on our products. Revenue from extended service agreements is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue until shipment of the related product. We have established an allowance for estimated uncollectible accounts receivable.

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

At June 30, 2003 our deferred revenue under extended service agreements was approximately $315,000. Advance payments from customers were not material at June 30, 2003. Our allowance for estimated uncollectible accounts receivable was $311,000 at June 30, 2003.

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

We regularly evaluate our ability to realize the value of our inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When we identify inventory that is obsolete or in excess of anticipated usage we write it down to realizable salvage value. The estimates we use in projecting future product demand may prove to be incorrect. Any future determination that our inventory is overvalued could result in increases to our cost of revenue and decreases to our gross margin and results of operations.

Carrying value of intangible assets

Under generally accepted accounting principles we are required to write down intangible assets if such assets are determined to be impaired. Under current accounting standards, an impairment of an intangible is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than the carrying value of the asset. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, and gross margins. We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives could result in additional charges to our research and development costs and decrease our operating results. We carry intangibles with indefinite lives at original cost; any future determination that these assets are carried at greater than their expected future undiscounted cash flows could result in additional charges to our research and development costs and decrease our operating results.

At June 30, 2003 we had intangible assets with a carrying value of approximately $1.0 million.

Liability for product warranties

Our products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our products during these service periods. We base the liability in part upon our historical experience; however, estimates of the costs to honor our warranties are often difficult to determine due to uncertainty surrounding the extent to which new products will require servicing and the costs that will be incurred to service those products. The estimates we use in projecting future product service costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of revenue and decreases to our gross margin and results of operations.

At June 30, 2003 our reserve for product warranties was approximately $188,000.

Valuation allowance for deferred tax assets

We record a valuation allowance against our deferred tax assets, which result primarily from net operating loss and credit carry forwards that expire over time, and timing differences between book and tax results. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the tax jurisdictions in which we operate. To the extent we establish a valuation allowance, or increase this allowance in a period, we include an offsetting expense within the tax provision in the consolidated statement of operations. Future income generation in these tax jurisdictions could lead to the reversal of these valuation allowances and additional income recognition. At June 30, 2003 we continue to maintain a valuation allowance against our deferred tax assets.

Results of Operations

The following table sets forth, for the periods indicated, selected unaudited condensed consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%
Cost of revenue	40.3	45.1	39.1	43.3

Gross margin	59.7	54.9	60.9	56.7

Operating expenses:
Marketing and selling	48.5	56.3	47.2	56.5
Research and development	11.6	19.9	13.5	18.8
General and administrative	19.0	16.6	18.1	17.1

Total operating expenses	79.1	92.8	78.8	92.4

Loss from operations	(19.4)	(37.9)	(17.9)	(35.7)
Interest income	2.3	3.7	2.4	4.0
Interest expense	—	(0.1)	—	—
Other income, net	0.2	3.5	0.1	1.6

Loss before provision for income taxes	(16.9)	(30.8)	(15.4)	(30.1)
Provision for income taxes	—	—	—	—

Net loss available to common stockholders	(16.9)	(30.8)	(15.4)	(30.1)

Three and Six Months Ended June 30, 2003 and 2002

Revenue

Our revenue is generated almost exclusively from the sale of medical devices and related disposable supplies. Our revenue increased $593,000, or 9%, to $7.1 million in the three months ended June 30, 2003 from $6.5 million in the same period in 2002. Our revenue increased $1.2 million, or 9%, to $13.7 million in the six months ended June 30, 2003 from $12.5 million in the same period in 2002. The increase was primarily attributable to stronger demand for our products in Asia and Oceania. No end customer accounted for more than 10% of our revenue in the six months ended June 30, 2003 and 2002.

Revenue from medical devices decreased by $94,000, or 5%, to $1.6 million in the three months ended June 30, 2003 from $1.7 million in the same period in 2002. Revenue from medical devices increased by $240,000, or 7%, to $3.5 million in the six months ended June 30, 2003 from $3.2 million in the same period in 2002. The increase resulted from greater unit sales in Europe, Asia and Oceania.

Revenue from disposable supplies increased by $633,000, or 14%, to $5.2 million in the three months ended June 30, 2003 from $4.5 million in the same period in 2002. Revenue from disposable supplies increased by $821,000, or 9%, to $9.6 million in the six months ended June 30, 2003 from $8.8 million in the same period in 2002. The increase resulted primarily from increased demand for our disposable supplies due to our greater international installed base of ALGO hearing screening devices.

Revenue from sales outside the United States increased by $897,000, or 102%, to $1.8 million in the three months ended June 30, 2003 from $881,000 in the same period in 2002. During the three months ended June 30, 2003, sales to one of our top-tier distributors in Japan were higher than average; we have subsequently entered into an agreement with that distributor appointing them as our primary distributor in Japan. Revenue from sales outside the United States increased by $1.8 million, or 96%, to $3.6 million in the six months ended June 30, 2003 from $1.8 million in the same period in 2002. The increase in revenue for the six months ended June 30, 2003 was primarily the result the sales mentioned above as well as general stronger demand for our products in Europe, Asia and Oceania.

Cost of Revenue and Operating Expenses

Cost of revenue includes material costs, personnel expenses, amortization of deferred stock compensation, packaging and shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue decreased $72,000, or 2%, to $2.8 million in the three months ended June 30, 2003 from $2.9 million in the same period in 2002. Our cost of revenue remained substantially unchanged at $5.4 million in the six months ended June 30, 2003 and 2002. Cost of revenue as a percent of total revenue was 40% in the three months ended June 30, 2003, compared with 45% reported in the three months ended June 30, 2002. Cost of revenue as a percent of total revenue was 39% in the six months ended June 30, 2003, compared with 43% reported in the six months ended June 30, 2002. Cost of revenue as a percentage of total revenue was favorably impacted by materials cost savings associated with full production our ALGO 3 product line as well as a realignment of three engineering employees to our research and development department. Gross margin continues to be adversely affected by increased participation by domestic customers buying under group purchasing organization contracts. While providing an opportunity for increased unit sales, group purchasing organization contracts typically also have the impact of lowering the gross margins on such sales transactions.

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Our marketing and selling expenses decreased $217,000, or 6%, to $3.4 million in the three months ended June 30, 2003 from $3.6 million in the same period in 2002. Our marketing and selling expenses decreased $601,000, or 9%, to $6.5 million in the six months ended June 30, 2003 from $7.1 million in the same period in 2002. The decrease is primarily attributable to reductions in our domestic field organization personnel expenses, as well as reduced spending for advertising and travel related costs. This decrease was partially offset by expenses related to a promotional offer to transition customers to our new Flexicoupler supply and patient cables for our ALGO newborn hearing screener.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Our research and development expenses decreased $466,000, or 36%, to $820,000 in the three months ended June 30, 2003 from $1.3 million in the same period in 2002. Our research and development expenses decreased $505,000, or 21%, to $1.9 million in the six months ended June 30, 2003 from $2.4 million in the same period in 2002. The decrease is primarily attributable to reductions in salaries and costs of outside consultants.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses increased $262,000, or 24%, to $1.3 million in the three months ended June 30, 2003 from $1.1 million in the same period in 2002. Our general and administrative expenses increased $333,000, or 16%, to $2.5 million in the six months ended June 30, 2003 from $2.2 million in the same period in 2002. In prior years, personnel and other associated costs of our information technology group were allocated to all departments; in 2003 these costs are treated as a general and administrative expense. Costs associated with insurance and outside accounting services have increased.

We recorded aggregate amortization of deferred stock compensation of $64,000 and $154,000 in the three months ended June 30, 2003 and 2002, respectively. We recorded aggregate amortization of deferred stock compensation of $128,000 and $319,000 in the six months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003 and 2002, $8,000 and $18,000, respectively was included in cost of revenue and $56,000 and $136,000, respectively was allocated to operating expenses. For the six months ended June 30, 2003 and 2002, $16,000 and $39,000, respectively was included in cost of revenue and $112,000 and $280,000, respectively was allocated to operating expenses.

Other income and expenses consist of interest income, interest expense, net capital gains and losses from our investment portfolio, net currency exchange gains and losses and other miscellaneous income and expenses. Other income and expenses decreased $286,000, or 62%, to $177,000 in the three months ended June 30, 2003 from $463,000 for the same period in 2002. Other income and expenses decreased $357,000, or 51%, to $344,000 in the six months ended June 30, 2003 from $701,000 for the same period in 2002. The decrease in other income and expenses was primarily due to a decrease in investment income resulting from current market conditions, and to a lesser extent, our decreased cash balances.

Foreign exchange gains were $1,000 and $228,000 in the three months ended June 30, 2003 and 2002, respectively. Foreign exchange gains (losses) were $(2,000) and $208,000 in the six months ended June 30, 2003 and 2002, respectively. The losses resulted primarily from fluctuations in local currency equivalents of the U.S. dollar in Europe and Asia. Unrealized translation gains and losses are not included in net income, but are reported as a component of other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2003, we had cash, cash equivalents and short-term investments of $43.3 million, stockholders’ equity of $53.0 million and working capital of $49.6 million, compared with cash, cash equivalents and short-term investments of $44.9 million, stockholders’ equity of $54.7 million and working capital of $50.9 million as of December 31, 2002.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2003 and was $2.9 million for the six months ended June 30, 2002. Cash used in operating activities for the six months ended June 30, 2003 resulted primarily from the net loss during the period, increases in inventories and prepaid expenses, and decreases in accounts payable and accrued liabilities which were offset by a decrease in accounts receivable. The increase in inventories was due primarily to maintaining greater quantities of our disposable supplies. Net cash used in operating activities for the same period in 2002 resulted primarily from the net loss during the period and an increase in inventories.

Net cash used in investing activities was $3.1 million for the six months ended June 30, 2003 compared to $4.0 million for the same period in 2002. Net cash used in investing activities in both periods was primarily the result of purchasing short-term investments in excess of those that were redeemed. Because of our investment policy, the types of investments we may make are limited. Primarily all of our short-term investments are available-for-sale securities with maturities of less than fifteen months, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. We had no material capital expenditure commitments as of June 30, 2003. We have an interest-bearing certificate of deposit with a bank that matures in April 2004; the investment is valued at $335,000 at June 30, 2003 and is classified as a hold-to-maturity investment. This investment was assigned to a bank in February 1999 to guarantee a non-recourse loan to an officer totaling $250,000 plus accrued interest. The guarantee is collateralized by 26,688 shares of our stock owned by the officer and held in escrow.

Net cash provided by financing activities was $356,000 for the six months ended June 30, 2003, compared to $359,000 for the same period in 2002. Net cash provided by financing activities for both periods resulted from the proceeds of sale of our stock to employees pursuant to our stock option and employee stock purchase plans.

In July 2003, we purchased substantially all of the assets of Neometrics Inc. and its affiliate Neogenesis Corporation for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results.

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

We believe that our current cash and cash equivalent balances, any cash provided by or used in operations, and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products, and enhancements to our existing products, and in both existing and new product distribution domestically and overseas. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if our current funds are sufficient to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time, particularly if we invest significant amounts in the acquisition of businesses and products. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, which, among other things, changed the presentation of gains and losses on the extinguishment of debt. Any gain or loss on extinguishment of debt that does not meet the criteria in APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, shall be included in operating earnings and not presented separately as an extraordinary item. We adopted SFAS No. 145 on January 1, 2003.

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

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. This interpretation addresses the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure and recognition requirements of FIN No. 45 on December 31, 2002 and January 1, 2003, respectively.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide companies with alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends certain disclosure requirements of SFAS No. 123. We adopted the annual disclosure requirements of SFAS No. 148 as of December 31, 2002. The transitional provisions of SFAS No. 148 did not have an impact on our financial position, results of operations, EPS, or cash flows, as the fair value method has not been adopted.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate, but in which a company has a significant variable interest. We adopted the consolidation and disclosure requirements of FIN No. 46 on January 31, 2003.

Risk Factors

We have a history of losses and may experience losses in the future, which may result in the market price of our common stock declining

Since our inception, we have incurred significant net losses and we may incur net losses in 2003. We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	continue to invest in research and development to enhance our ALGO screener, neoBLUE phototherapy device and other products and technologies;

•	develop additional applications for our current or newly acquired technology;

•	increase our marketing and selling activities, particularly outside the United States;

•	continue to increase the size and number of locations of our customer support organization, particularly outside the United States; and

•	develop additional infrastructure and hire required management and other employees.

In addition, we may incur expenses in connection with the acquisition of businesses or assets of other companies. As a result of the possible increased expenses, we may need to generate significantly higher revenue to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it. If we do not achieve and maintain profitability, the market price of our common stock is likely to decline, perhaps substantially.

We have relied, and expect to continue to rely, on sales of our ALGO screening product family for substantially all of our revenue, and a decline in sales of these products could cause our revenue to fall

Historically, we have derived substantially all of our revenue from sales of our ALGO screening products. We expect that the revenue from our ALGO screening product family will continue to account for a substantial majority of our revenue for at least the next two years. To date, our MiniMuffs product, which is a disposable ear cover for newborns, and our CO-Stat analyzer product, which is a jaundice management device for newborns, have accounted for only a small percentage of our revenue. We have not derived any significant revenue from sales of our CO-Stat analyzer products and have recently decreased sales and marketing resources devoted to these products. We are currently evaluating the viability of marketing our CO-Stat products in the newborn jaundice market and may determine to cease these marketing efforts altogether. We introduced our neoBLUE phototherapy device in October 2002 and do not expect to recognize any material revenue from this product during 2003, if ever. Any factors adversely affecting the pricing of our ALGO screening devices and related disposables or demand for our ALGO screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

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

•	the changing governmental and physician group guidelines for screening of newborns, particularly with respect to full term babies;

•	the performance, quality, price and total cost of ownership of our screening and jaundice management products relative to other screening and jaundice management products for newborns;

•	our ability to maintain and enhance our existing relationships and to form new relationships with leading physician organizations, hospitals and third party payors;

•	changes in state and third party payor reimbursement policies for newborn screening devices; and

•	the adoption of state and foreign laws requiring universal newborn screening.

If more governments do not adopt the data management, software and reagent products we acquired from Neometrics, we will not achieve sales growth or the benefits we expected in connection with the acquisition

In July 2003 we acquired data systems, software and reagent products from Neometrics and Neogenesis. Neometrics sold the data systems and software products to state governments to assist them in collecting, tracking, managing and reporting newborn screening data. Currently, 18 state health departments (some of which serve multiple states) use the Neometrics software and data systems products for this purpose. Neometrics sold its reagent products to state governments in connection with state testing programs for metabolic disorders in newborns. These programs typically are implemented through state laws or regulations. While all states require newborn testing for these disorders, most state laws and regulations allow for exemptions from testing for various reasons, such as religious belief. Moreover, the laws and regulations vary widely with respect to the disorders for which tests are required to be conducted and the segment of the population that is required to be screened. The state governments typically conduct the tests in state run laboratories after a blood sample has been collected or contract with private laboratories to conduct the tests. If the state and foreign governments do not use our reagent products, or adopt the software and data systems products we acquired, or we are not able to develop additional uses for these products, our revenues may not grow and we will not achieve the benefits we expected in connection with the acquisition. Factors that may affect the use and adoption of the products we acquired in the Neometrics acquisition include:

•	changing governmental laws and regulations for the screening of metabolic disorders in newborns, including with respect to the disorders for which tests are to be conducted;

•	the performance, quality, price and total cost of ownership of our data systems and related support services and the performance, quality and price of our reagent products;

•	our ability to maintain and enhance our existing relationships with the state governments that were Neometrics customers, to sell the products we acquired to additional state governments and to sell these products in foreign countries;

•	the adequacy of federal and state government budgets to fund, or other changes with respect to funding for, the testing for metabolic disorders in newborns and the purchase of our data systems; and

•	the improvement of existing methods, or the development of new methods, superior to reagents to test for metabolic disorders.

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

Our quarterly operating results may fluctuate, which could cause our stock price to fluctuate

Our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, gross margin and operating results to fluctuate significantly from quarter to quarter:

•	the budgeting cycle of our customers;

•	the size and timing of specific sales, such as large purchases of medical devices or disposable supplies by government agencies or hospital systems;

•	product and price competition;

•	trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	the timing and market acceptance of new product introductions and product enhancements by us and our competitors, such as the expected reduction in demand for and potential inventory obsolescence relating to our existing ALGO screener prior to or after the announced launch date of our next generation ALGO screener;

•	the length of our sales cycle;

•	the loss of key sales personnel or international distributors; and

•	changes caused by the rapidly evolving market for newborn screening products.

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

Our operating results have been and may continue to be subject to seasonal fluctuations

We experience seasonality in the sale of our medical devices. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter. We anticipate that we will continue to experience relatively lower sales in our first fiscal quarter due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, many of which are government agencies. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. These seasonal factors may lead to fluctuations in our quarterly operating results. It is difficult for us to evaluate the degree to which the summer slow down and capital budgeting and customer purchasing cycle variations may make our revenue unpredictable in the future.

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional newborn products or improving our existing products

We intend to develop additional products relating to the diagnosis and monitoring of common medical conditions in infants and pregnant women. Developing new products and improving our existing products to meet the needs of neonatologists and pediatricians requires significant investments in research and development. If we fail to successfully develop and market new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

Our future growth and profitability will depend, at least in part, on our ability to achieve volume sales of our CO-Stat analyzer, neoBLUE phototherapy device products and the products we acquired from Neometrics

We introduced our CO-Stat analyzer product family for clinical research uses in July 1999. We introduced our neoBLUE phototherapy device in October 2002. We acquired new data systems and diagnostic reagent product lines from Neometrics in July 2003. To date, our CO-Stat analyzer products and neoBLUE phototherapy devices have accounted for only a limited portion of our revenue. We have experienced limited success in marketing and selling our CO-Stat analyzer products and have limited experience marketing and selling our neoBLUE phototherapy device and data systems and diagnostic reagents acquired from Neometrics. We are currently evaluating the viability of marketing our CO-Stat analyzer products in the newborn jaundice market, but continue to support clinical research and development relating to our CO-Stat analyzer products in this area and for other clinical applications. Our future growth and profitability will depend, in part, on our ability to commercially sell our CO-Stat analyzer products, our neoBLUE phototherapy device, and the products acquired from Neometrics in volume. We cannot be certain that any of these products will be successful, that a market for these products will develop at all or that physicians, governments or other third party vendors will accept and adopt these products.

Physicians may not adopt or continue to use our CO-Stat analyzer or neoBLUE phototherapy device products if we cannot show that these products are cost-effective or if clinical data does not support our products, which would harm our operating results

One clinical study has concluded that our CO-Stat analyzer product is more cost-effective than another test for detecting hemolysis in jaundiced newborns. Our safety, effectiveness, reliability, sensitivity and specificity data for the use of our CO-Stat analyzer products for purposes of newborn jaundice management is based in part on a study of over 1,300 newborns conducted in 1998. In addition, clinical research is ongoing with respect to additional clinical applications for our CO-Stat analyzer. With respect to our neoBLUE phototherapy device, initial data from clinical research suggests that the device may be more effective in treating hyperbilirubinemia than other currently marketed phototherapy products. We cannot be certain that clinical studies will produce results that are favorable to our products. If studies and clinical experience do not support our products or demonstrate their cost-effectiveness, our products may not gain commercial acceptance and may not be accepted by physicians and governments, which would harm our operating results. In addition, we could be subject to significant liability for any failure of our products to perform properly, and could have similar problems with any other product we offer in the future.

If the guidelines for recommended universal newborn hearing screening do not continue to develop in the United States and foreign countries, and governments do not require testing of all newborns as we anticipate, our revenue may decline because our products will not be needed for universal newborn screening

The demand for our screening products depends, in part, upon state and foreign governments’ adoption of universal screening requirements for the disorders for which our ALGO products screen. Some state governments only recently have adopted the guidelines for universal newborn screening for hearing impairment. We cannot predict the outcome or the impact that statutes and government regulations requiring universal newborn hearing screening will have on our sales. The widespread adoption of these guidelines will depend on our ability to educate government agencies, neonatologists, pediatricians, third party payors and hospital administrators about the benefits of universal newborn screening, as well as the use of our ALGO products to perform the screening and monitoring.

Our revenue may not grow if densely populated states and developed foreign countries do not adopt guidelines requiring universal newborn screening or if those guidelines have a long phase-in period

If the governments in the most densely populated states and developed foreign countries do not require universal screening for the disorders for which our ALGO, CO-Stat and Neometrics reagent products test, our business would be harmed and our revenue may not grow. As of June 30, 2003, 37 states and the District of Columbia had mandated universal newborn hearing screening, but the phase-in of these guidelines varies widely from six months to four years. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments. Our revenue may not grow if hospitals are slow to comply with these guidelines or the applicable government provides for a lengthy phase-in period for compliance.

State guidelines for the testing of newborns for metabolic disorders vary widely. For instance, some states require testing for only a small number of disorders and may only require testing for certain disorders in selected populations. In addition, state laws and regulations vary with respect to the allowable exemptions from testing for metabolic disorders, from exemptions for religious reasons to exemptions for any reason. Most foreign countries do not have laws or rules that regulate metabolic screening of newborns. Our revenues may not grow if guidelines requiring the testing for disorders for which our reagent products screen are not maintained and do not further develop to require testing for additional metabolic disorders.

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

Any failure in our efforts to educate clinicians, government agencies and other third party payors could significantly reduce our product sales

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators and government agencies about our products and the costs and benefits of their use. The success of our products depends upon physician, government agency and other third party payor confidence in the benefits of our products as well as their comfort with the reliability, sensitivity and specificity of our products. The impact of our products will not be demonstrable unless highly sensitive and specific evaluations are performed on a substantial number of newborns, including, for example, those who do not have risk factors for metabolic disorders, hearing impairment or who do not display signs of jaundice. If we fail to demonstrate the effectiveness of our products and the potential long-term benefits to patients and third party payors of universal newborn screening, our products will not be adopted.

If health care providers are not adequately reimbursed for procedures conducted with our medical devices or for our products, we may never achieve significant revenue

Physicians, hospitals and state agencies are unlikely to purchase our ALGO, CO-Stat and neoBLUE products if clinicians are not adequately reimbursed for the procedures conducted with our medical devices or the disposable products needed to conduct screenings. Unless a sufficient amount of positive, peer-reviewed clinical data about our products has been published, third party payors, including insurance companies and government agencies, may refuse to provide reimbursement for the cost of newborn hearing screening and jaundice management with our products. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers and government agencies cannot obtain sufficient reimbursement from third party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance.

With respect to our diagnostic reagents, state programs for the testing of newborns for metabolic disorders are funded in part by reimbursement of screening fees by third party payors such as government agencies and insurance companies. Should government agencies and third party payors refuse to provide reimbursement in connection with testing for metabolic disorders or reduce the level of support for metabolic screening programs, it is unlikely that we will achieve significant revenue from our reagent products.

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

Even if third party payors provide adequate reimbursement for procedures conducted with our medical devices, or for our products, adverse changes in reimbursement policies in general could harm our business

We are unable to predict changes in the reimbursement methods used by third party health care payors or in state programs that fund testing for metabolic disorders. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. We cannot assure you that in a managed care system the cost of our products will be incorporated into the overall payment for childbirth and newborn care or that there will be adequate reimbursement for our medical devices and disposable products separate from reimbursement for the procedure. Unless the cost of screening is reimbursed as a standard component of the newborn’s care, universal screening is unlikely to occur and the number of infants likely to be screened with our products will be substantially reduced.

We have very limited experience selling and marketing products other than our ALGO screening products, and failure to develop and manage our sales force or to effectively market and distribute our CO-Stat analyzer, neoBLUE phototherapy device and hardware, software and screening products acquired from Neometrics or other products could hurt our revenue and quarterly results

Our sales force has achieved limited success selling our CO-Stat analyzer, and has limited experience selling our neoBLUE phototherapy device and related products, and we cannot predict how successful our sales force will be in selling them in the future. In order to successfully introduce and penetrate the market for our CO-Stat analyzer and neoBLUE phototherapy device products, we must sell our products to hospital administrators accustomed to the use of laboratory bench medical devices rather than portable point of care screening devices for jaundice management. While we hired employees from Neometrics, including sales personnel, we have no previous experience in selling the newborn metabolic screening data management hardware, software and diagnostic reagent products we recently acquired from Neometrics. Because the sales of these products are often made to state health departments, some of which historically we may not have had commercial relationships with, we cannot be certain that we will achieve the level of sales that we anticipate from the products we acquired from Neometrics.

We market almost all of our products in the United States through a direct sales force. There are significant risks involved in building and managing our sales force and marketing our products. We may be unable to hire a sufficient number of qualified sales people with the skills and training to sell our newborn screening, jaundice management, data systems and diagnostic reagent products effectively. Furthermore, we do not have any agreements with distributors for domestic sales of our products.

We may not be successful in generating revenue from our CO-Stat analyzer, neoBLUE phototherapy device or diagnostic reagent products because we may encounter difficulties in manufacturing them in commercial quantities

We do not have experience manufacturing our CO-Stat analyzer, neoBLUE phototherapy device or diagnostic reagent products in commercial quantities, and we may encounter difficulties in the manufacturing of these products. We may also increase our manufacturing personnel or increase the volume of products we purchase from contract manufacturers that produce these products for us. If we encounter difficulties in the manufacture of our products, we may not be successful in marketing them, and our revenue and financial condition may be harmed.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross margins from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 25% of our total revenue in the six months ended June 30, 2003, and approximately 29% and 25% of our total revenue in the twelve months ended December 31, 2002 and 2001 respectively. Sales to members of group purchasing organizations accounted for approximately 42% of our total revenue during the six months ended June 30, 2003, and approximately 47% and 35% of our total revenue during the twelve months ended December 31, 2002 and 2001 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

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

Because we rely on distributors or sub-distributors to sell our ALGO screening and neoBLUE phototherapy device products in some markets outside of the United States, our revenue could decline if our existing distributors reduce the volume of purchases from us or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales of our ALGO screening and neoBLUE phototherapy device products outside the United States. Some distributors also assist us with regulatory approvals and education of physicians and government agencies. Neither our CO-Stat analyzer products nor the data systems and reagent products we acquired from Neometrics have been sold outside the United States. We intend to continue our efforts to increase our sales in Europe, Japan and other countries with a relatively high level of health care spending on infants, and to attempt to expand sales of the data systems and reagent products into these countries. If we fail to sell these products through our international distributors, we would experience a decline in revenue unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors that market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products.

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

In light of a maturing domestic market for our ALGO screening products, we plan to expand our international operations, which will result in increased costs; if our efforts to expand our international operations are not successful, this could harm our business

We believe our ability to grow our revenue related to our ALGO newborn hearing screening products will increasingly depend on our success in the international market, as the market in the United States for our ALGO screening products is beginning to mature. We must expand the number of distributors who sell our products or increase our direct international sales presence to significantly penetrate international markets. We have only recently begun to develop a direct sales force outside the United States. For example, we acquired the distribution operations of our United Kingdom distributor and top-tier Japan distributor in January 2001 and July 2001, respectively, and during 2002 we appointed two new top-tier Japan redistributors. As we continue to increase our direct international sales presence, we will incur higher personnel costs that may not result in additional revenue. A higher percentage of our sales to international distributors could also impair our revenue due to discounts available to these distributors. We may not realize corresponding growth in operating results from growth in international sales, due to the higher costs of sales outside of the United States. Even if we are able to successfully expand our direct and indirect international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the United States.

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

Our failure to obtain necessary FDA clearances or approvals or to comply with FDA regulations could hurt our ability to commercially distribute and market our products in the United States, and this would harm our business and financial condition

Unless an exemption applies, each medical device that we wish to market in the United States, including our Neometrics reagents, must first receive one of the following types of FDA premarket review authorizations:

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

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO screener, MiniMuffs, neoBLUE phototherapy device, CO-Stat analyzer products or Neometrics diagnostic reagents, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline and our reputation among clinicians could be harmed.

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

If we fail to obtain necessary foreign regulatory approvals in order to market and sell our products outside of the United States, we may not be able to sell our products in other countries

Our products, including our diagnostic reagents, are regulated outside the United States as medical devices by foreign governmental agencies similar to the FDA and are subject to regulatory requirements similar to the FDA’s. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from the FDA requirements. We may not be able to obtain these approvals without incurring significant expenses or at all.

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

We may experience intense competition from other medical device companies or state-funded programs, and this competition could adversely affect our revenue and our business

Our most significant current and potential competitors for our ALGO screening products include companies that market enhanced auditory brainstem response and otoacoustic hearing screening devices. For jaundice management products, our competition falls into the following categories: for blood-based antibody and bilirubin tests, we anticipate our competitors to be large medical diagnostics companies that market laboratory bench devices; for noninvasive analysis of skin tones to estimate the level of “jaundice yellowing” present in the skin, medium to large in vitro diagnostics companies that market point of care, handheld monitoring devices. With respect to our neoBLUE product, our competitors are companies that market phototherapy devices. For the products we acquired from Neometrics, we anticipate our competitors to be indigenous state-developed data systems and several private companies that develop and market neonatal data management software, and large companies that make reagents for testing newborns for various metabolic disorders. In addition, we expect that manufacturers of tandem mass spectrometers, instruments that can measure small amounts of material and can detect disorders from blood samples, to be competitors with respect to certain of our reagent products. Tandem mass spectrometry may be more efficient and effective than the use of reagents for the testing of certain disorders. However, it may not be suitable for testing for some disorders included in state screening programs for metabolic disorders in newborns.

Bio-logic Systems Corp., Intelligent Hearing Systems, GN Otometrics (including Madsen Electronics), and Sonamed Corp., each of which is also currently marketing enhanced auditory brainstem response and otoacoustic hearing screening devices, have lower-priced hearing screening devices that may not require, similar to our products, an audiologist or physician to interpret its results or review its recommendations. A determination of the cost of screening also needs to address the accuracy and reliability of the medical devices, the cost of disposable products used for the screening, as well as the professional service fees of the health care provider giving the screening. Some of our competitors sell lower-priced disposable products for use with our screening devices. The sales of these products have adversely impacted our revenue from sales of our disposable products and may have an adverse effect on our revenue and operating results in the future. Our competitors may develop and receive FDA approval for the sale of disposable products to use with our new screening devices.

We believe that Minolta Co., Ltd. and SpectRx, Inc., each of which is currently marketing skin color analysis products for bilirubin monitoring, or Johnson & Johnson and F. Hoffman-La Roche Ltd., each of which is currently marketing medical devices for blood-based bilirubin or antibody tests, could also introduce new, lower-priced options for the management of newborn jaundice. We expect that competitors to our neoBLUE phototherapy device product include these companies.

We expect that our competitors with respect to our Neometrics diagnostic reagents include companies that are currently marketing diagnostic reagents for screening newborns for various metabolic disorders. Some of these companies could introduce new, lower-priced reagents. In addition, large companies could determine to enter into the market for diagnostic reagents. In addition, several private entities are developing and marketing software designed to track and manage information on newborn screening including hearing screening. Some states also have developed their own software for tracking and management of information on newborn screening. States could decide to outsource neonatal metabolic screening including tracking and management of the data pertaining to neonatal screening. Some of our competitors may have greater financial resources and name recognition or larger, more established distribution channels than we do.

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

Our business could be harmed if our competitors establish cooperative relationships with large medical testing device vendors or rapidly acquire market share through industry consolidation or by bundling together, or with other products, their hearing screening, jaundice monitoring, data systems or diagnostic reagent products

Large medical testing device vendors, such as Johnson & Johnson or F. Hoffman-La Roche Ltd., may acquire or establish cooperative relationships with our current competitors. We expect that the medical testing device industry will continue to consolidate. New competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

Other medical device companies may decide to bundle their products, for example, by bundling together, or with other products, their newborn hearing screening, hemolysis monitoring, jaundice management, data systems or diagnostic reagent products and selling the bundle at lower prices. If this happens, our business and future operating results could suffer if we were no longer able to offer commercially viable or competitive products.

We may not be successful in integrating the businesses or technologies that we acquire, or the businesses or technologies may not perform as projected

In March 2002, we acquired intellectual property assets and technology patents from Pemstar, and in July 2003 we purchased substantially all of the assets of Neometrics Inc. and its affiliate Neogenesis Corporation. Neometrics was a supplier of data systems consisting of hardware and proprietary software used in 18 state health departments to collect, track, manage and report newborn screening data, including hearing screening data. Neometrics also provided diagnostic reagents made by Neogenesis Corporation used for the metabolic screening of infants. Diagnostic reagents are used to test blood samples from newborns to screen for certain medical conditions. We may acquire additional products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

•	integration of the acquired products into our business;

•	integration of the personnel of the acquired company into our business;

•	the failure to realize expected synergies;

•	the failure of acquired products to achieve projected sales;

•	the failure to maintain customers of, or other relationships existing with respect to the acquired business;

•	the failure of our development agreement with Pemstar or other contract developers to result in the desired product developments;

•	assumption of unknown liabilities;

•	failure to understand and compete effectively in markets in which we have limited previous experience; and

•	write-offs of goodwill and associated technologies or costs associated with such failed new products or businesses.

Acquisitions could subject us to significant asset or impairment charges. While we make efforts to analyze potential acquisitions carefully and to value assets and their related future lives appropriately, we cannot be certain that any completed acquisition will positively impact our business. If we fail to achieve the anticipated financial, strategic and other benefits of acquisitions or investments, our operating results may suffer.

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. We have nineteen issued United States patents and seven patent applications pending before the United States Patent and Trademark Office. We have one patent granted in Canada and four patent applications pending in Canada. We have one patent issued with the European patent office, which we intend to register in ten countries and eleven patent applications pending with the European patent office. We have one patent granted in France and one patent application pending in France. We have three patent applications granted in Japan and thirteen patent applications pending in Japan. We have two patents granted in Germany, one patent granted in Iceland, one patent granted in the Netherlands, one patent granted in Switzerland, and two patents granted in the United Kingdom. We have four patent applications pending in Australia, two patent applications pending in the Czech Republic, one patent application pending in Hong Kong, two patent applications pending in Hungary, one patent application pending in Italy and one patent application pending in Norway. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants and corporate partners and seek to control access to our intellectual property and the distribution of our products, documentation and other proprietary information. However, we believe that these measures afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the patents, copyrights and trade secrets we own. The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. With respect to our neoBLUE phototherapy device, the basic concept of using blue lights for phototherapy is well established in the technical literature and is therefore not patentable. However, we have one patent pending that pertains to some of the features in our neoBLUE phototherapy device, and the design and manufacturing methods we use are proprietary to us. We cannot assure you that the patent applications we have filed to protect the features of our products will be allowed, or will deter others from using the auditory brainstem response technology.

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

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

Substantial intellectual property litigation and threats of litigation exist in our industry. We expect that medical screening devices and related products may become increasingly subject to third party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties such as individuals, educational institutions or other companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

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

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

The sale and use of our products could lead to the filing of a product liability claim against us if someone were to be injured using one of our products or if one of our products fails to perform properly or to detect a disorder for which it was being used to screen. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

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

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders

Our executive officers, directors, principal stockholders and individuals or entities affiliated with them beneficially own a substantial portion of our outstanding common stock as of June 30, 2003. If these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. Among other things, this concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

Anti-takeover provisions in our charter documents and under Delaware law may affect the price of our common stock, and make it more difficult to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or to acquire us, even though such events may be beneficial to our stockholders

Provisions of our certificate of incorporation and bylaws may affect the price of our common stock, and could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or acquire us, even if doing so would benefit our stockholders. Among other things, these provisions:

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

Our future success also will depend in part on the continued service of our key management personnel, software engineers and other research and development employees and our ability to identify, hire, and retain additional personnel, including customer service, marketing and sales staff. Hiring sales, marketing and customer service personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of pediatric audiology, neonatal metabolic screening and jaundice management. We may be unable to attract and retain personnel necessary for the development of our business.

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

We develop products in the United States and sell those products primarily in the United States, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Prior to our acquisition of the distribution operations of our United Kingdom distributor and top-tier Japan distributor in January 2001 and July 2001, respectively, our sales generally were denominated in United States dollars. Since that time, our revenue and expenses in those countries have increasingly been denominated in the applicable foreign currency. As our operations in the United Kingdom and Japan increase, we expect that our exposure to foreign currency fluctuations will increase. Changes in exchange rates also may affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and could make our products less competitive in those countries. If the United States dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the six months ended June 30, 2003. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the United States dollar.

Our interest income is sensitive to changes in interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at June 30, 2003.

We do not use derivative financial instruments for speculative or trading purposes. However, the fair value of our available-for-sale securities is sensitive to changes in interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2003, the fair value of our portfolio would decline by an immaterial amount. At June 30, 2003 our available-for-sale securities consist of federal agency bonds with maturities of less than fifteen months.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2003. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2003, we held our Annual Meeting of Stockholders. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about April 15, 2002. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1.  Election of William M. Moore and William New, Jr. M.D., Ph.D. as Class II directors until the Annual Meeting of Stockholders in 2006 or until their successors are elected.

Nominee	In Favor	Withheld
William M. Moore	13,542,680	756,199
William New, Jr. M.D., Ph.D.	14,287,564	11,315

2.  The ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending December 31, 2003:

For	Against	Abstain
14,285,937	2,000	10,942

Item 6.	Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification of Principal Executive Officer pursuant Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K dated May 6, 2003 furnishing a copy of our news release regarding our earnings for the first quarter of 2003 pursuant to Items 9 and 12 of Form 8-K. We filed a report on Form 8-K dated June 9, 2003 regarding the appointment of our vice president, finance and the resignation of our chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 13, 2003	By:	/s/ TIM C. JOHNSON

Tim C. Johnson Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

Dated: August 13, 2003	By:	/s/ STEVEN J. MURPHY

Steven J. Murphy Vice President, Finance (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.