Form 10-K
period 2003-12-31
NATUS MEDICAL INC
filed 2004-04-08
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of June 30, 2003, the last business day of Registrant’s most recently completed second fiscal quarter there were 16,389,014 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2003) was approximately $28,084,657. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2004, 16,646,010 shares of Registrant’s common stock, $0.001 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2004 Annual Meeting of Stockholders.

NATUS MEDICAL INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.     Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of risks and uncertainties. The risks and uncertainties include, but are not limited to, the possibility that we incur net losses; lack of adoption and acceptance of our products; lack of demand for our products; our dependence on our ALGO products for substantially all of our revenue; the importance of reimbursement for procedures conducted with our products, and reimbursement policies; our limited experience selling products other than our ALGO products; adverse changes in our relationships with distributors and suppliers; manufacturing difficulties; our dependence upon distributors in international markets; increased costs relating to international operations; failure to obtain and maintain clearances or approvals from the FDA or other regulatory bodies; failure to comply with the regulations of the FDA or other regulatory bodies; failure and difficulty to obtain foreign regulatory approvals; increased competition; integration of acquired businesses and performance of newly acquired products and technologies; loss of and inability to protect intellectual property rights; and intellectual property, products liability and other suits. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

Natus’ trademarks include: AABR®, Accuwell™, Accuscreen™, ALGO-1 Plus® Newborn Hearing Screeners, ALGO1e®, ALGO2®, ALGO®, ALGO DataBook®, CEM™, CMS™, Dri-Prep® Prepping Pads, Ear Couplers® Earphones, Flexicoupler® Earphones, Jelly Button® Sensors, Jelly Tab® Sensors, MiniMuffs® Neonatal Noise Attenuators, MSDS™, natus®, neoBLUE™ LED Phototherapy device, Neocoat™, Neometrics™, WebEBP™, VRS™. The Biliband® Eye Protectors, Foldadome™ oxygen hoods, Igloo® neonatal heatshield, Oxydome™, Oxypod® and Oxy-Igloo® products are duly licensed to Natus by Nascor Pty. Ltd.

Overview

We develop, manufacture, and market products used by clinicians for the detection, monitoring, treatment, and tracking of common medical disorders that may occur during the time from conception to a baby’s first birthday. This period is critical to every child’s development. By allowing for early detection and treatment, we believe our products can improve clinical outcomes, help reduce costs, and minimize the duration of treatment, unnecessary retesting, or hospital readmission. We design our products to deliver accurate results in a rapid and reliable manner. In addition, our products address guidelines for standard medical practices as adopted by various medical-industry associations such as the American Academy of Pediatrics (“AAP”) and the Joint Committee on Infant Hearing (“JCIH”).

We have received clearance from the Food and Drug Administration to market the following product lines: Our ALGO Newborn Hearing Screener (“ALGO screener”), a product line for hearing screening, consists of medical devices and single-use disposable supplies. The neoBLUE LED Phototherapy device (“neoBLUE phototherapy device”) is a medical device for the treatment of newborn jaundice. Our Neometrics line of diagnostic reagents used for newborn metabolic screening consists of single-use kits of enzyme immunoassays (“EIA”) and enzyme-linked immunoassays (“ELISA”). Our line of neonatal heat shields and oxygen delivery hoods are designed to provide a stable environment of oxygen and humidity for newborns with special needs. Our MiniMuffs neonatal noise attenuators are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units.

Our ALGO screening products use our clinically validated AABR technology to enable simple, noninvasive and accurate screening for hearing impairment in newborns. The ALGO screener delivers sound stimuli to a newborn’s ears and analyzes the resulting brain wave responses to automatically produce a “Pass” or “Refer” result. The procedure can be performed within hours after birth. In addition, ALGO screening products meet the American Academy of Pediatrics’ guidelines without requiring a trained clinician to conduct the screening or interpret the results. We currently sell our ALGO screening products in over 30 countries worldwide.

Our neoBLUE phototherapy device is designed for use in the treatment of newborn jaundice. Phototherapy is the standard of care treatment for newborn jaundice and consists of exposing the skin of a patient to a light source to accelerate the elimination of bilirubin from the body. Our neoBLUE phototherapy device is based on Light Emitting Diode, or LED, technology and generates a narrow spectrum of blue light that is effective in converting bilirubin to a form that is easily excreted by the body. Compared to other available light sources, we believe the neoBLUE phototherapy device has the advantages of emitting less ultraviolet and infrared light, sustaining longer bulb life and generating less heat.

In July 2003 we purchased substantially all of the assets of privately held Neometrics Inc. for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results. The Neometrics line of newborn screening data management systems consists of proprietary software that collects, tracks, manages and reports newborn screening data to regional government health labs and national disease control centers. The Neometrics line of screening reagents uses blood samples taken from newborns to test for metabolic disorders and is marketed to government health labs domestically and internationally. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required.

In October 2003 we began selling the Oxydome, Oxypod, Oxy-Igloo, and Foldadome neonatal oxygen delivery hoods, the Igloo neonatal heatshield, as well as the Biliband Eye Protector. These products are licensed from Australia-based Nascor Pty Ltd. These products are designed to provide a stable environment of oxygen and humidity for newborns with special needs in neonatal units and nurseries.

We were incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Our principal executive offices are located at 1501 Industrial Road, San Carlos, California 94070 and our telephone number at that location is (650) 802-0400. Our website is www.natus.com. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K. We make our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission.

Our Products

Our products are designed for use by clinicians as they provide care to newborns in the critical minutes and hours after delivery and prior to discharge from the hospital. We have identified the following six areas of assessment of the newborn performed by clinicians prior to discharge:

•	Neurologic Function

•	Jaundice Management

•	Metabolic Function

•	Thermoregulation

•	Pulmonary Function

•	Infection

We currently sell products that address clinical needs of newborns in five of these six areas of neonatal clinical assessment. We call this space the “delivery-to-discharge” segment of the newborn medical market. Additionally, our Neometrics data management applications are designed to allow clinicians, hospitals, and state and federal governments to better manage information on each newborn’s care that is generated in the critical time period following delivery, including in particular the information pertaining to hearing and metabolic screening test results. Our research and development efforts have identified other product opportunities for us in this market segment and we intend to develop and acquire technologies, products, or businesses that enable us to market additional products and services in the “delivery to discharge” market segment.

Neurologic Function

Overview

Approximately four million babies are born each year in the United States (“U.S.”), and hearing impairment affects up to five out of every 1,000 of those newborns, making hearing impairment the most common treatable chronic disorder in newborns. Until the introduction of universal newborn hearing screening programs, screening was generally performed only on those newborns who had risk factors for hearing impairment, including a family history of hearing impairment, infection prior to birth, low birth weight, skull or facial anomalies, or bacterial meningitis. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.

Early identification of hearing impairment and early intervention has been shown to improve language development significantly. Babies identified at birth as hearing impaired, who begin immediate therapy, can learn and progress at a rate comparable to children with normal hearing, regardless of the severity of hearing loss. However, undetected hearing impairment often results in the failure to learn, process spoken language, and speak. A 1997 study conducted at the University of Colorado, Boulder evaluated the impact of hearing impairment on language and speech. All of the children evaluated in the study were born with a hearing impairment but differed by the age at which the hearing impairment was detected. The study concluded that those children whose hearing loss was detected and who received treatment early had significantly better language skills and vocabularies than those children whose hearing loss was detected later.

Newborn Hearing Screening

Newborn hearing screening has been performed in the U.S. since 1964. However, until 1993 when the National Institutes of Health and, in 1994, the Joint Committee on Infant Hearing endorsed universal newborn hearing screening, screening had generally been limited to babies with risk factors for hearing impairment. In recent years, clinical evidence in support of early detection for hearing impairment, combined with the introduction of new screening technology, has increased support for universal newborn hearing screening programs. The combined clinical benefit and cost savings encouraged additional highly populated states to adopt mandates for universal newborn hearing screening as early as 1997.

In the United States, 38 states and the District of Columbia have universal newborn hearing screening mandates in place. The majority of the mandates currently allow for implementation over a two to three-year period. An additional five states have voluntary programs in place. We define states that voluntarily comply to be states without mandated universal newborn screening, but in which we estimate at least 50% of newborns are screened. We estimate that approximately 98% of births in the U.S. in 2003 occurred in states that currently have mandates or voluntary programs in place. Due in part to the implementation periods in states with mandates, only 87% of newborns born in the U.S. were screened for hearing loss as of May 2003 according to the National Center for Hearing Assessment and Management. The American Academy of Pediatrics has recommended that all babies be screened for hearing impairment. In 1999, the American Academy of Pediatrics’ Task Force on Newborn and Infant Hearing published guidelines for universal newborn hearing screening programs. These guidelines are intended to establish the standard of care and provide that:

•	At least 95% of all newborns should be screened

•	The screening method used must have the ability to detect all infants with a hearing impairment of at least 35 decibels, normal hearing level (dB nHL), a common audiological unit to measure hearing, in the better ear

•	The screening method should not refer more than 4% of all children tested for further evaluation

•	No more than 3% of children with normal hearing who are screened should receive results that indicate they have a hearing impairment, a screening error known as a false positive result

•	No child whose hearing is impaired should receive a normal result, a screening error known as a false negative result

Because positive results are referred to an audiologist or physician for additional testing and evaluation, limiting the number of “refers” stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional trauma for parents.

In order to meet the standard of care guidelines set forth by the American Academy of Pediatrics, a screening method must focus on two parameters: sensitivity and specificity. Sensitivity is the capacity to detect the disease or disorder in those infants with the disease or disorder. A sensitivity of 100% indicates that no newborns with a hearing impairment receive results indicating the absence of a hearing impairment. Specificity is the capacity to detect those infants without the disease or disorder. A specificity of 100% indicates that no normal-hearing newborn receive results indicating the presence of a hearing impairment.

Newborn Hearing Screening Techniques

Traditional methods of screening for hearing impairment include subjective behavioral tests and more expensive objective diagnostic processes. We believe widespread acceptance of screening newborns for hearing impairment requires a relatively inexpensive screening method that produces sensitive, specific, and reliable results. The two traditional technologies used to screen newborns for hearing impairment are auditory brainstem response and otoacoustic emissions.

Auditory brainstem response.    Auditory brainstem response technology is the most accurate and comprehensive method for diagnosing hearing impairment in adults and infants. Auditory brainstem response technology uses sensors placed on the head to measure the response of the brain and auditory nerves to sounds delivered through earphones. Hearing impairment is evaluated by monitoring the brain’s response to varying frequency and volume of sounds. Trained clinicians must operate the auditory brainstem response screening equipment, and the screening results must be interpreted by an audiologist or trained physician. Auditory brainstem response technology is primarily used to assess the degree of hearing impairment in adults and children and is not widely used for newborn screening due to the high cost, lengthy procedure time, and unavailability of trained specialists in many neonatal nurseries. Enhanced auditory brainstem response devices automate portions of the screening process, such as providing pre-determined parameter menus, to make these devices easier to use or the results easier to interpret. The user has discretion to set some or all of the screening parameters and, as a result, many enhanced auditory brainstem response devices require substantial user training. A physician, audiologist, or other trained specialist may also be required to review a pass or refer result because these products permit discretion in setting screening parameters.

Otoacoustic emissions.    Otoacoustic emissions screening is a method of detecting hearing impairment in adults and children. Otoacoustic emissions are sounds created by the active biomechanical processes within the sensory cells of normal ears. Since otoacoustic emissions are present in normal ears, an absence of otoacoustic emissions is a sign of irregular function of these sensory cells, which could be an indicator for hearing impairment. Otoacoustic emissions screening uses a probe placed in the ear to deliver auditory stimulus and measures the response of the sensory cells with a sensitive microphone. However otoacoustic emissions screening does not evaluate the function of the entire hearing pathway because it does not assess the neural pathways. Therefore, otoacoustic emissions technology can fail to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. It is believed that as many as 15% of hearing impaired children have “normal” inner and outer ear function, and are hearing impaired because of disorders of the neural pathways.

Natus AABR Technology.    In order to address the limitations of other screening techniques, our ALGO screening product family utilizes proprietary Natus AABR Technology to provide accurate, non-invasive and automated hearing screening for newborns. The ALGO screener, like traditional and enhanced auditory brainstem response devices, utilizes a number of sensors placed on the newborn’s head to measure the response of the brain and auditory nerves to sounds delivered through specially designed earphones. However, unlike traditional auditory brainstem response devices and most enhanced auditory brainstem response devices, our ALGO screener does not require a trained clinician to conduct the screening or an audiologist or physician to interpret the results. The ALGO screener uses our proprietary algorithms to perform the screening and draw a conclusion as to whether a baby needs to be referred to an audiologist for further evaluation.

ALGO Newborn Hearing Screening Products

Our ALGO hearing screening product family utilizes proprietary technology to provide accurate and non-invasive hearing screening for newborns. Our ALGO screening product family utilizes automated auditory brainstem response technology to provide accurate and non-invasive hearing screening for newborns. The ALGO screener delivers thousands of soft clicking sounds to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits a series of identifiable brain waves, which are detected by disposable sensors placed on the baby’s forehead, shoulder, and nape of the neck. This methodology will detect hearing loss at 35 dB nHL or higher. The ALGO screener automatically extracts the infant’s brainwave responses resulting from the clicks and differentiates them from other brainwave responses resulting from muscle activity, ambient sounds, or other stimuli affecting the brain. These brainwave responses are then compared to a template based on the brainwave responses of infants with normal hearing. The ALGO screener displays a “Pass” message when it collects sufficient data to establish that the baby’s responses are consistent with the responses of a normal hearing child to a 99.96% level of statistical confidence. If a determination cannot be reached after 15,000 clicks, the ALGO screener displays a “Refer” message, indicating that the infant should be referred for more detailed evaluation, including repeating the hearing screening by an audiologist or other specialist. Once the results of the second hearing screening are available, if the results still “Refer”, the specialist will conduct additional tests to determine the type and severity of the hearing impairment. Although the per-test cost of one-use supplies used with otoacoustic emissions (“OAE”) screening may be lower than the per-screening cost of the one-use supply used in the ALGO system, published clinical studies have shown that ALGO-only screening programs are no more expensive than OAE-only programs or “two-step” programs (testing using OAE first, followed by ALGO screening for only the newborns that cannot pass the OAE test) because of the lower referral rates achieved with the ALGO screening system. We believe that by universally using automated auditory brainstem response technology, our ALGO screening products have a number of advantages that include:

Accuracy and objectivity.    Our AABR technology has the highest documented specificity and sensitivity for newborn hearing screening of devices not requiring a specially trained audiologist. The sensitivity of the ALGO system exceeds 99.96%, while the specificity is greater than 96%. Our test produces objective “Pass” or “Refer” results, which do not require further interpretation by a specialist. Our “Refer” result provides indications that the baby’s brainwave is not consistent with a normal hearing child, but does not quantify the severity of the possible hearing impairment.

Compliant with standard of care guidelines; Easy to use.    Our ALGO screener meets the requirements of the American Academy of Pediatrics for universal newborn hearing screening for low refer rates, minimizing parental anxiety and the cost of rescreening. In addition, our test does not require an audiologist or physician to conduct the screening or interpret the results.

Immediate crib-side results.    Our screening tests can be conducted within hours after birth. Middle ear fluid and ear canal debris, which are often still present in the first 12 to 24 hours of after birth, do not significantly affect the results of our test. ALGO hearing screenings can be performed and results can be obtained prior to discharge from the hospital.

The ALGO screener line was first introduced in 1985. We acquired the ALGO screener product line in 1987, and we have since introduced seven new versions of the ALGO screener. We currently market the ALGO 3 screener, the ALGO 2e Color screener, the ALGO Portable screener, and our latest hearing screening product, the ALGO 3i handheld screener.

•	ALGO 3i Newborn Hearing Screener. In June 2003, we introduced the ALGO 3i handheld hearing screener. The ALGO 3i operates similarly to our ALGO 3 screener without some of the ALGO 3 features (cart, storage drawers, large display screen), while adding a multiple-language user interface. The ALGO 3i product targets the need for a handheld device, primarily in foreign markets, that provides patient data storage and wireless data-transfer capabilities.

•	ALGO 3 Newborn Hearing Screener. In October 2001, we introduced the ALGO 3 screener. The ALGO 3 screener incorporates our proprietary circuit board interfaced with a commercially-available laptop computer and operating system software. This system uses our proprietary software to conduct simultaneous screening of both ears and conducts tests at 35 and 40 dB nHL. The ALGO 3 screener utilizes our proprietary software to automatically store results from every test, which facilitates prompt follow-up and tracking of patient results. Users can print daily, weekly, or monthly reports, create backup files, and integrate screening results into statewide databases. The ALGO 3 screener is also designed to allow for future software and hardware upgrades. The ALGO 3 screener uses an enhanced software program that makes it faster and easier to use than our earlier models. For example, the ALGO 3 screener lowered the initial refer rate of the already efficient ALGO 2e Color screener by an additional 50%.

•	ALGO 2e Color Newborn Hearing Screener. In December 1998, we introduced the ALGO 2e Color screener. The ALGO 2e Color screener is similar in configuration, but not in feature and functionality, to the ALGO 3 screener. This system uses its software to conduct simultaneous screening of both ears and conducts tests at 35 and 40 dB nHL. It uses software to automatically store results from every test, which facilitates prompt follow-up and tracking of patient results.

•	ALGO Portable Newborn Hearing Screener. In June 1998, we introduced the ALGO Portable screener, which is compact and weighs less than five pounds. The ALGO Portable screener provides the flexibility to screen newborns in the newborn nursery, doctor’s office, clinic, or home. The ALGO Portable comes with an attachable printer and is sold primarily in Europe and Japan, and to low-volume birthing centers and hospitals.

•	ALGO Supply Kit. For infection control, accuracy, and ease of use, our ALGO screener is designed so that each newborn hearing test conducted with the ALGO screener is carried out with an ALGO supply kit that includes single-use earphones, which we call Ear Couplers or Flexicouplers, and electrodes, which we call Jelly Button or Jelly Tab Sensors. All of our screening supplies are alcohol and latex-free, and our adhesives are specially formulated for newborns.

MiniMuffs Neonatal Noise Attenuators.    In 1995, we introduced our MiniMuffs, which are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units. The MiniMuffs fit securely over a baby’s ear and reduce sound levels by at least seven decibels, representing a reduction of sound pressure of more than 50%. Our MiniMuffs product is sold worldwide and meets health care infection control standards through its single-use design.

Jaundice Management

Overview

Babies are generally born with a quantity of red blood cells necessary for fetal life but, in excess of their needs as newborns. The body, in a normal process known as hemolysis, breaks down these excess red blood cells. The two products of hemolysis are a yellow pigment called bilirubin and a proportional amount of carbon monoxide. Abnormal rates of hemolysis cause abnormal levels of bilirubin and carbon monoxide. An abnormal rate of hemolysis may also be an indicator of a number of other disorders including anemia, infection, and some genetic disorders.

High amounts of bilirubin in the body can cause a condition known as jaundice, with characteristic yellowing of the skin and eyes. The high level of bilirubin can result either from too much bilirubin being produced by hemolysis or from the body’s failure to excrete the bilirubin. Extremely high levels of bilirubin, or hyperbilirubinemia, are toxic and may cause irreversible brain damage and potentially result in death.

The American Academy of Pediatrics Committee on Fetus and Newborns estimates that each year 60% of the four million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for 50% of readmissions. A study of 391 readmitted newborns at nine New York hospitals, reported in the Journal of Perinatal Medicine in 1999, found that of the readmissions, 65% in the first week of life and 39% overall were due to hyperbilirubinemia. Hyperbilirubinemia occurs in approximately 6% to 10% of newborns. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and has called for the physician to determine the presence or absence of an abnormal rate of hemolysis to establish the appropriate treatment for the newborn. In a 1996 study we commissioned, the Churchill Madison Group estimated that annual inpatient hospital charges in the U.S. for neonatal jaundice were approximately $1.3 billion.

Depending on its cause, jaundice can be treated by helping the newborn to excrete the bilirubin or to reduce bilirubin production. In early stages, jaundice can be treated with phototherapy, hydration, and frequent feedings. Dangerous or toxic levels of bilirubin are treated by blood exchange transfusion, which is a high-risk procedure for newborns. The standard of care treatment for severe jaundice is phototherapy. During phototherapy, the patient is exposed to a light source, which converts the bilirubin to a form that is more easily excreted by the body. The optimal color of light to cause this conversion is in the blue range at a wavelength of approximately 450 nanometers. Most phototherapy lights use either fluorescent or halogen light sources. While these other light sources produce light that is effective in converting bilirubin, they also produce light outside the optimal color range that may include harmful ultraviolet and/or infrared light. Ultraviolet light can cause skin damage similar to that resulting from overexposure to the sun. Fluorescent, and in particular, halogen light sources generate heat energy, which can result in dehydration of the newborn.

Jaundice Management Products

We currently offer two products that meet needs related to the treatment of jaundice:

•	neoBLUE Phototherapy Device. In October 2002, we introduced our neoBLUE phototherapy device as a crib-side unit used for the treatment of jaundice. The device utilizes Light Emitting Diode, or LED, technology to generate a narrow spectrum of blue light that, we believe, is optimal for the conversion of bilirubin, and produces a negligible amount of both ultraviolet and infrared light. These LEDs emit a high-intensity band of blue light, which is clinically proven to be most effective in the breakdown of bilirubin. Because the neoBLUE phototherapy device emits significantly less ultraviolet light and heat than conventional phototherapy devices, it may reduce the risk of skin damage and dehydration for infants undergoing treatment. Also, the utilization of this light may result in a more rapid reduction of bilirubin levels in newborns and potentially reduce the treatment time associated with phototherapy. We believe that the neoBLUE phototherapy device is the only commercially available product that uses blue LEDs as its light source, providing reduced ultraviolet light and reduced heat emissions compared to other currently available phototherapy devices.

•	Biliband Eye Protector. In October 2003, we began selling the Biliband Eye Protector, a single-patient use supply product designed to block light from reaching the eyes of newborns undergoing phototherapy treatment. Test results from an independent study demonstrate that the Biliband blocks more light than other leading brands of phototherapy eye shields. Moreover, unlike other phototherapy shields that may not stay in place very well, the Biliband’s unique Y-shaped design allows it to conform to various head shapes and remain in place.

In January 2004, we began notifying customers that we will no longer support our CO-Stat® End Tidal Breath Analyzer, a medical device that we developed to provide clinicians with a tool that measures the rate of hemolysis, or red blood cell break-down, in newborns. To that end, we have initiated a plan to remove from service all units currently in use by customers, and we expect this plan to be completed by the middle of 2004. We have realized only limited sales from our CO-Stat product since its introduction in 2001 and do not expect that this action will have a material impact on the Company’s future financial condition or results of operations.

Newborn Metabolic Screening

Overview

The goal of newborn metabolic screening is the early identification of conditions for which early and timely interventions can lead to the elimination or reduction of associated early mortality or lifelong disability. Each year, approximately four million babies in the U.S. participate in state-mandated newborn screening programs. Utilizing dried blood spot specimens collected at the birthing site and mailed to state-specific or regional laboratories, these screening programs are generally regarded as successful and cost-effective. The efficiency of these programs depends on the integration of sample collection, laboratory testing, follow-up, diagnosis, timely treatment, and tracking of outcomes.

Currently, newborn metabolic screening programs are run by state public health agencies. Notably, the array of screening tests performed by each state varies and changes periodically. As many as ten or more treatable disorders can be detected through screening. Following are some of the disorders that are screened for most commonly:

Congenital Hypothyroidism.    Hypothyroidism is a disorder caused when the thyroid gland does not make enough of a hormone called Thyroxine. This can occur because of an anatomic defect in the gland, an inborn error of thyroid metabolism, or iodine deficiency. Early treatment of infants with congenital hypothyroidism prevents the mental retardation that is common when treatment is delayed. About one in every 5,000 newborns has hypothyroidism.

Phenylketonuria.    PKU is a genetic disorder caused by a deficiency of an enzyme, phenylalanine hydroxylase (“PAH”), which is required to metabolize phenylalanine (“Phe”), an amino acid found in most protein-containing foods. Without sufficient quantity or activity of PAH, Phe accumulates to abnormally high levels in the blood and brain resulting in a variety of serious complications including severe mental retardation and brain damage, mental illness, seizures and tremors, and cognitive problems. The disorder is treatable through a protein-restrictive diet. About one in every 12,000 newborns has PKU.

Congenital Adrenal Hyperplasia (“CAH”).    CAH is a group of inherited genetic disorders that cause a block in the body’s ability to make enough of the “stress” hormone, cortisol. The disease is not always clinically recognizable; however, early detection of CAH can prevent the life-threatening adrenal crisis associated with this disorder during the neonatal period, and aid in determining the cause of ambiguous genitalia in newborn infants. About one in every 14,000 newborns has CAH.

Galactosemia.    Galactosemia is caused by a deficiency in the body of the enzyme GALT, which reduces the body’s ability to convert galactose into glucose, the sugar used by the body for energy. The accumulation of galactose is a poison to the body and can cause serious complications such as enlarged liver, kidney failure, cataract, or brain damage. As many as 75% of galactosemic infants will die if left untreated. Treatment requires the strict exclusion of lactose/galactose from the diet. About one in every 75,000 newborns has gallactosemia.

Metabolic Screening Products

Our Neometrics Accuwell™ metabolic screening products are sold directly to state health labs. The products have been approved for distribution by the U.S. Food and Drug Administration (“FDA”) under the 510(k) process. These tests are enzyme immunoassays (EIA), enzyme-linked immunoassays (ELISA), or enzymatic colorimetric assays. We produce our diagnostic products in our manufacturing facilities in Portland, Oregon, although we also resell kits manufactured by other companies. We currently offer the following newborn metabolic screening products:

•	Accuwell T4 EIA/TSH Kits. The T4 and TSH tests are predictive for congenital hypothyroidism.

•	Accuwell Phenylalanine Kit. The phenylalanine test is predictive for phenylketonuria.

•	Accuwell 17-OHP EIA Kit. The 17-OHP test is predictive for CAH.

•	Accuwell Galactose/Total Galactose Kits. The Galactose and Total Galactose tests are predictive for galactosemia.

Thermoregulation

Overview

A full-term baby normally loses large amounts of heat and water vapor through the skin because of its relatively large amount of body surface area relative to its body weight. Newborns also sustain increased evaporative water loss due to the immaturity of the outer skin layers, resulting in a reduced ability to retain body water. In pre-term babies, this water loss is more exaggerated and can contribute to an enormous amount of body water loss. As the water passes through the newborn’s skin and evaporates from the skin surface, it contributes to a loss of body heat. This heat loss can be problematic, especially for premature babies, since newborns are limited in their ability to generate and conserve body heat.

Heat shields provide a microenvironment for the newborn in order to control water loss and heat loss. Heat shields also allow for the creation of a high-humidity environment for the premature newborn. This humidified atmosphere decreases evaporative water loss from the newborn, and thereby reduces associated heat loss.

Thermoregulation Products

In October 2003 we began selling three products to meet the needs of newborn thermoregulation; they are used in neonatal units, nurseries, and postnatal wards in hospitals and clinics as well as in emergency transport vehicles:

•	Igloo. A high quality, integrated heat shield made of clear, medical-grade polycarbonate and acrylic materials. It has multiple uses in neonatal units, nurseries, and postnatal wards, and can be used during phototherapy, as an oxygen hood for large babies, and also within incubators under heat sources.

•	Oxy-Igloo. A half-cylinder clear plastic oxygen hood with a soft, disposable silicon flap that can be hand-cut to fit around larger, full-term babies.

•	Foldadome. A foldable, self-erecting oxygen hood that can be stored flat for service in emergency vehicles or intensive care units where storage facilities may be limited.

Pulmonary Function

Overview

Prior to delivery, the fetus depends on the placenta to provide the normal gas exchange functions of ventilation, the removal of carbon dioxide, and respiration, the oxygenation of blood. At delivery, the newborn looses the placental support and is then required to initiate breathing so that its lungs can support these necessary gas exchange functions. This transition requires that the lungs expand and fill with air while eliminating the amniotic fluid previously contained in the lungs. Some newborns have difficulty clearing the fluid from their lungs and thus require assistance with normal gas exchange. These newborns usually have some form of respiratory distress in which their lungs’ ability to eliminate carbon monoxide or absorb oxygen is impaired. These newborns typically have difficulty breathing, which may appear as rapid breathing, grunting with breathing efforts, or cyanosis, a blueness due to lack of oxygen. In particular, pre-term babies often suffer from immature lung development whereby their lungs are stiff and difficult to inflate. These pre-term babies often need to work harder in order to breathe, and they may still not be able to absorb adequate amounts of oxygen. Some pre-term or full-term babies will require supplemental oxygen due to other disease processes such as infection, or aspiration of substances that cause lung irritation.

Oxygen hoods are able to provide a microenvironment where high concentrations of oxygen are desired, well above what can be achieved with nasal prongs. When used in conjunction with an oxygen analyzer, oxygen hoods can deliver precise oxygen concentrations from 21% (room air) to nearly 100%.

Pulmonary Function Products

Our line of oxygen hood products stay in position over the newborn and are designed to provide optimal gas flow, unobstructed viewing, and access to the newborn. These products are made of clear, medical-grade polycarbonate, plastic, and acrylic materials. They are easy to clean and disinfect, stackable, and do not interfere with airflow when used inside an incubator. Natus sells the following oxygen hood products:

•	Oxydome I and II. Heatbox products for oxygen therapy made from a single piece of unbreakable, molded thermoplastic. The domes have no corners for ease of cleaning.

•	Oxypod I and II. Similar to the Oxydome with the same footprint and a slightly larger interior volume.

Data Management System

Overview

Rapid advances in genetics are now providing an increasing ability to develop effective treatment for a wider range of metabolic disorders. The availability of accurate demographic information is a key component in the identification of at-risk infants and the timely application of these treatments. Testing for a broader range of metabolic disorders in newborns has created the need for more efficient data management. New federal and state initiatives, focusing on the security of medical information, are coupled with a desire to increase the utility of newborn metabolic screening data. Key to this utility is the integration of public health data into a central repository. At the federal level, the Health Resources and Services Administration is very active on this front, particularly for metabolic screening results.

Data Management Products

Our Neometrics newborn screening data management system consists of an integrated suite of software modules that gather and analyze demographic data and test results associated with the newborn screening process, assisting laboratory personnel in quickly and accurately identifying infants with possible life-threatening disorders and to relay this information to appropriate medical personnel for follow-up and treatment. The key to the effectiveness of these applications is their ability to meet the specific requirements of high-volume, state-based newborn screening laboratories. The modular based system utilizes an advanced database engine and is highly customizable. However, the latest designs of the modules utilize a standard and familiar graphical user interface format for ease of customer use. Comprehensive help systems and well-planned modules contain advanced look-up and retrieval features which provide rapid access to an individual patient record and all associated results. The primary modules are:

•	Metabolic Screening Database System (“MSDS”). MSDS is the core database module in a system that provides the newborn screening laboratory with a tool for the processing of laboratory test results and demographic data. The module is configured in a client-server system utilizing a state-of-the-art database engine. Sub-modules of MSDS provide for look-up and retrieval of specimen information, comprehensive on-line help systems, flexible reporting, and extensive data exporting capabilities.

•	Case Management System (“CMS”). Follow up of presumptive cases is a time-consuming and laborious effort. The CMS module helps to automate the entire process by organizing daily workflow for follow-up staff. Linked to MSDS, the case management system uses a library of preprogrammed actions to highlight time-critical tasks. Many of these tasks, such as the generation of letters to parents and physicians, can occur automatically.

•	Voice Response System (“VRS”). The voice response system provides on-demand spoken test results over a touch-tone phone to physicians and other authorized personnel. This module reduces the workload of lab staff by eliminating or reducing requests for newborn screening results.

•	Web-Based Electronic Birth Pages (“WebEBP”). WebEBP utilizes the internet to efficiently collect newborn demographic data and facilitate the reporting of test results. Newborn demographic data are entered at the birthing site and transmitted to centralized screening laboratory where they are linked to the results of each newborn’s screen. Advanced data encryption and user authentication ensure data confidentiality and compliance with federal privacy laws.

Our Customers

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are sold to distributors, who, in turn, sell our products to end-users or sub-distributors.

Devices & Systems

Devices and systems revenue results from the sale of our ALGO, CO-Stat and neoBLUE medical devices, and our Neometrics’ data management system.

We have sold approximately 4,862 ALGO newborn hearing screening devices and 316 neoBLUE phototherapy devices worldwide, including 3,027 ALGO devices that have been installed within the U.S. While the majority of our device and systems sales have been to customers in the U.S., we have also sold ALGO hearing screening devices in 32 other countries. We have sold our Neometrics newborn screening data management system to 18 state-based newborn metabolic screening programs in the U.S.

Supplies & Services

Supplies and services revenue results from sales of disposable supplies for our ALGO and CO-Stat medical devices, the Nascor product line, our Neometrics Accuwell metabolic screening products, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices.

We sold ALGO hearing screening supplies to conduct approximately 2.3 million newborn hearing screenings in 2003, 2.1 million screenings in 2002 and approximately 2.0 million hearing screens in 2001. While the majority of these sales have been to customers in the U.S., we have also sold ALGO hearing screening supplies in 32 other countries. We also sold metabolic screening products capable of approximately 1.0 million metabolic screens during the period from July 1, 2003 through December 31, 2003, primarily in the U.S. In 2003, the Company also began selling a line of disposable and semi-disposable newborn care products manufactured by Nascor Pty. Ltd. through our distribution network in North America and Europe.

In 2003, 2002 and 2001, no sales to any single end-user customer comprised more than 10% of our revenue.

Revenue by Product Category

Revenue from Devices & Systems, and Supplies & Services, as a percent of total revenue for the years ending December 31, 2003, 2002 and 2001 is as follows:

	Devices and Systems	Supplies and Services	Total
2003	29%	71%	100%
2002	28%	72%	100%
2001	32%	68%	100%

Marketing and Sales

Marketing

Our marketing strategy is to differentiate our products by their level of quality, performance, and customer benefit. We educate customers and potential customers worldwide about our products through several traditional methods, such as, but not limited to:

•	Trade conference exhibits

•	Direct presentations to healthcare professionals

•	Publications in professional journals and trade magazines

•	The internet via our website, www.natus.com

•	Print and direct mail advertising campaigns

•	Sponsorship of and participation in clinical education seminars

We believe that educational efforts directed at government agencies and other third-party payors about the benefits of universal screening in terms of patient outcomes and long-term treatment costs are a key element of our marketing strategy.

Direct Sales

In the U.S. and the United Kingdom (“U.K.”), we sell our products directly to our customers utilizing a direct sales approach. These direct sales organizations are a significant benefit to the Company allowing us to maintain a higher level of customer service and satisfaction than would otherwise be possible by another distribution method. Revenue from our direct sales channels was 83% of our revenue in 2003, 87% of our revenue in 2002, and 86% of our revenue in 2001.

Distributor Sales

In our other markets (excluding the U.S. and the U.K.) we rely exclusively on our distributor sales channel, which consists of 29 distributors selling Natus products into 32 countries as of December 31, 2003. We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are given exclusive rights in their territories to purchase products from Natus and resell to end-users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may distribute Natus products directly to their customer, via other distributors or resellers, or both. We actively train our distributors in product-marketing, selling, and technical service techniques. Revenue from sales through our network of distributors were approximately 17% of our revenue in 2003, 13% of our revenue in 2002, and 14% of our revenue in 2001.

Group Purchasing Organizations

Approximately 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. We have entered into agreements with several group purchasing organizations, and we intend to enter into similar agreements with other group purchasing organizations in the future. These group purchasing organizations are not required to renew agreements with us, and the members of these organizations are not required to purchase our products. Our group purchasing arrangements typically contain preferential terms for the GPO and its members, including provisions for some if not all of the following:

•	Specially negotiated pricing for all group members

•	Volume discounts and other preferential terms on their member’s direct purchases from us

•	Promotion of Natus’ products by the GPO to its members

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members

•	Non-recourse cancellation provisions

In accordance with current generally accepted accounting principles, negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than an expense.

GPO members purchase products directly from Natus under the terms negotiated by the GPO. Direct purchases by members of group purchasing organizations accounted for approximately 39% of our revenue in 2003, 47% of our revenue in 2002 and approximately 35% of our revenue in 2001.

Direct purchases by members of one GPO, Novation, accounted for approximately 22% of our revenue in 2003, 29% of our revenue in 2002, and approximately 25% of our revenue in 2001.

Third-Party Reimbursement

In the U.S., health care providers generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedures they perform. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors provide for services. In general, reimbursement for newborn screening is included in the lump-sum payment for the newborn’s birth and hospitalization. For this reason, we are not able to measure a reimbursement success rate for our products.

Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis or a region-by-region basis. In addition, reimbursement systems in international markets may include both private and government sponsored insurance.

Customer Service and Support

Our ALGO hearing screening and neoBLUE phototherapy medical devices are sold with a one-year warranty. We also sell extended service contracts for these products. We provide service to our domestic customer base through our Redding, California service center. This facility is equipped to perform full service, repair, and calibration services to customers on a warranty and fee basis. Support for our Neometrics Accuwell line of metabolic screening products is provided out of our Portland, Oregon office. Service for our Neometrics data management system is provided from our New York office, pursuant to maintenance agreements. Service for our international customers is provided by our European service center in the U.K., for Japanese customers by Atom Medical Ltd., our Japan first-tier reseller, and for Asia-Pacific customers by our Japan subsidiary.

Manufacturing

Other companies manufacture a significant portion of the components used in our products; however, we perform final assembly, testing, and packaging of most of the devices ourselves to control quality and manufacturing efficiency. We also use contract vendors to manufacture some of our disposable supply and medical device products. We perform regular quality audits of these vendors. We design, program, and produce our Neometrics newborn screening data management system at our New York facility. In order to reduce costs and add additional capacity, in the future we may move some labor-intensive operations to less costly manufacturing locations or outsourcing processes, although we currently have no plans to do so.

We purchase materials and components from qualified suppliers that are subject to our stringent quality specifications and inspections. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices, or supplies for use with medical devices. Most of our purchased components are available from more than one supplier, however, currently only one Natus approved supply source exists for the adhesive used in our ALGO hearing screening and MiniMuffs supply products.

Our manufacturing, service, and repair facilities are subject to periodic inspection by federal, state, and foreign regulatory authorities. Our quality assurance system is subject to regulation by the FDA and other state government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. Our California and Oregon manufacturing, service, and repair facilities are registered and/or licensed by the FDA and, respectively, the states of California and Oregon. Our Japan service facility is registered by and subject to inspection by the Japanese Ministry of Health, Labor and Welfare. We have passed all quality system regulations inspections of our facilities conducted by the FDA and respective states. In addition, our San Carlos facility has received ISO 9001/EN46001 certification. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allowed us to place a CE mark on our products after assembling appropriate documentation.

Research and Development

We are committed to introducing new products and supporting current product offerings in our markets through a combination of internal as well as external efforts that are consistent with our corporate strategy.

Internal product development capabilities.    We believe that product development capabilities are essential to provide our customers with new product offerings. We plan to leverage our core technologies by introducing product line extensions as well as new product offerings.

Partnerships that compliment our expertise.    We continue to seek strategic partners in order to develop products that may not otherwise be available to us. By taking advantage of our core competencies, we believe that we can bring products to market in an efficient manner, and leverage our distribution channels.

New opportunities through technology acquisition.    We continue to evaluate new and emerging technologies in order to identify new product opportunities for our customers. With our knowledge of the newborn market, we believe that we can effectively develop technologies into successful new products.

Our research and development expenses were $3.8 million in 2003, $4.8 million in 2002, and $4.3 million in 2001.

Proprietary Rights

We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. The Company holds approximately 21 U.S. patents, which will expire at various times from 2007 to 2023, and 20 foreign patents. In addition, the Company has eight U.S. and 52 foreign patent applications pending. Our patents and patent applications address various aspects of our current products and those in development including, but not limited to, the earphones used with our ALGO screeners, and certain features of our neoBLUE phototherapy device. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and seek to control access to our intellectual property, distribution channels, documentation, and other proprietary information. However, we believe that these measures afford only limited protection.

The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. With respect to our neoBLUE phototherapy device, the basic concept of using blue lights for phototherapy is well established in the technical literature and is therefore not patentable. However, we have one patent pending that pertains to some of the features in our neoBLUE phototherapy device, and the design and manufacturing methods we use are proprietary to us. We cannot assure you that the patent applications we have filed to protect the features of our products will be allowed, or will deter others from using similar technologies.

The company capitalizes the cost of purchased technology and intellectual property, as well as certain costs incurred in obtaining patent rights, and amortizes these costs over the estimated economic lives of the related assets.

Natus’ trademarks include: AABR®, Accuwell™, Accuscreen™, ALGO-1 Plus® Newborn Hearing Screeners, ALGO1e®, ALGO2®, ALGO®, ALGO DataBook®, CEM™, CMS™, Dri-Prep® Prepping Pads, Ear Couplers® earphones, Flexicoupler® earphones, Jelly Button® sensors, Jelly Tab® sensors, MiniMuffs® Neonatal Noise Attenuators, MSDS™, natus®, neoBLUE™ LED Phototherapy device, Neocoat™, Neometrics™, WebEBP™, VRS™. The Biliband® Eye Protectors, Foldadome™ oxygen hoods, Igloo® neonatal heatshield, Oxydome™, Oxypod® and Oxy-Igloo® products are duly licensed to Natus by Nascor Pty. Ltd.

Competition

We sell our products in intensely competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations, and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines with the exception of metabolic screening where we believe Perkin-Elmer Inc. to be dominant in the U.S. market.

We believe the principal factors that will draw clinicians and other buyers to our newborn testing, monitoring, or treatment products, including hearing screening, jaundice management, and newborn metabolic screening products, include:

•	Level of specificity, sensitivity, and reliability of the product

•	Time required to obtain results with the product, such as to run tests with or treat a clinical condition

•	Relative ease of use of the product

•	Depth and breadth of the product’s features

•	Quality of customer support for the product

•	Frequency of product updates

•	Extent of third-party reimbursement of the cost of the product or procedure

•	Extent to which the products conform to standards of care guidelines

•	Price of the product

Our competitors may to enjoy competitive advantages over us in some of these areas, and they may be able to devote greater resources to the development, promotion and sale of their products; however, we believe that our products currently compete favorably on the majority of the factors listed above.

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, the FDA must either clear or approve in advance each medical device that we wish to market in the U.S. in one of two ways:

•	Clearance known as the 510(k) process

•	Premarket approval, a more rigorous process required if the FDA has determined that the medical device in question poses a greater risk of injury

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly and uncertain, and may take from one to three years or even longer. We cannot be sure that 510(k) clearance or premarket approval will be obtained for products we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or premarket approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives to be associated with the device and a determination of whether the product is a type of device that is substantially equivalent to devices that are already legally marketed. The FDA places devices deemed to pose relatively less risk in either class I or class II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to an existing legally marketed device that is a class I, class II, pre-amendment class III device or any of those for which the FDA has not yet called for submission of a premarket approval.

The FDA has classified our ALGO screener, our neoBLUE phototherapy device, and our Neometrics Accuwell metabolic screening products as class II devices. The FDA has classified our Nascor line of neonatal heatshields and oxygen delivery systems as class I devices. The FDA to date has not regulated data management software including our Neometrics newborn screening data management system.

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

The FDA may require results of clinical trials in support of a 510(k) submission and generally requires clinical trial results for a premarket approval application. In order to conduct a clinical trial on a significant-risk device, the FDA requires manufacturers to apply for and obtain, in advance, an investigational-device exemption. The investigational-device exemption application must be supported by appropriate data, such as animal and laboratory testing results. If the FDA and the Institutional Review Boards at the clinical trial sites approve the investigational-device exemption application for a significant-risk device, the manufacturer may begin the clinical trial. An investigational-device exemption approval provides for a specified clinical protocol, including the number of patients and study sites. If the manufacturer deems the product a non-significant risk device, the product will be eligible for more abbreviated investigational-device exemption requirements. If the Institutional Review Boards at the clinical trial sites concur with the non-significant risk determination, the manufacturer may begin the clinical trial.

The following chart shows the U.S. regulatory status of the products we currently sell and our regulatory status in Europe, Japan, Oceania, and Canada:

Natus Device	FDA 510(k)	CE Mark	Japan (Shonin)	Oceania	Canada
ALGO 3i screener	X	X		X	X
ALGO 3 screener	X	X		X	X
ALGO 2e Color screener	X	X	X	X	X
ALGO Portable screener	X	X	X	X	X
MiniMuffs	X	X		X
neoBLUE phototheraphy device	X	X		X	X
Accuwel EIA and ELISA metabolic screening tests	X

FDA Regulation

Numerous FDA regulatory requirements apply to our marketed devices. These requirements include:

•	FDA quality system regulations which require manufacturers to create, implement, and follow design, testing, control, documentation, and other quality assurance procedures

•	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products

•	FDA general prohibitions against promoting products for unapproved uses

Class II devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries, and FDA guidelines that may not apply to class I devices. Our products are currently subject to FDA guidelines for 510(k) cleared devices and are not subject to any other form of special controls, such as a requirement to conduct a screening in a laboratory within a medical facility. We believe we are in compliance with the applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes its existing regulations or adopts new requirements.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	Fines, injunctions, and civil penalties

•	Recall or seizure of our products

•	Issuance of public notices or warnings

•	Imposition of operating restrictions, partial suspension, or total shutdown of production

•	Refusal of our requests for 510(k) clearance or pre-market approval of new products

•	Withdrawal of 510(k) clearance or pre-market approval already granted

•	Criminal prosecution

The FDA also has the authority to require repair, replacement, or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Other U.S. Regulations

We also must comply with numerous additional federal, state, and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, biohazards, fire hazard control, and hazardous substance disposal. We believe we are currently in compliance with applicable safety, quality, environmental-protection, biohazard, and hazardous-substance disposal regulations.

Foreign Regulation

In the foreign countries in which we sell or plan to sell our FDA-regulated products, these products are also regulated as medical devices, and are subject to regulatory requirements by foreign governmental agencies similar to the FDA. Our manufacturing facilities are audited and have been certified to be ISO900l/EN46001 compliant, which allows us to sell our products in Europe. Our manufacturing facilities are subject to CE Mark and ISO 9001 inspection by TÜV Rheinland. We plan to seek approval to sell our products in additional countries. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

Employees

On December 31, 2003, we had approximately 130 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 26, 2004:

Name	Age	Position(s)
Tim C. Johnson	47	Chief Executive Officer, President, Chief Operating Officer and Director
Steven J. Murphy	52	Vice President Finance
Mark E. Foster	55	General Counsel and Secretary, Vice President
Kenneth M. Traverso	43	Vice President Marketing and Sales
William L. Mince	53	Vice President Operations
George R. Ryan	54	Vice President Business Development
D. Christopher Chung, M.D.	40	Vice President Medical Affairs, R&D, and Engineering

Tim C. Johnson has served as our chief executive officer since July 1999, our president since March 1996, our chief operating officer since October 1995 and our secretary from April 1992 to March 2002. Mr. Johnson also was our controller from July 1990 to June 1991 and served as director of finance and administration from July 1991 to March 1992. In April 1992 Mr. Johnson was named vice president finance and chief financial officer and served in that capacity until December 1997. Prior to joining our company, Mr. Johnson served in various capacities at Cray Research, Inc. and was previously an auditor with Coopers & Lybrand. Mr. Johnson holds a Bachelor of Science degree in Accounting from the University of Minnesota and a Masters of Business Administration degree from Stanford University.

Steven J. Murphy has served as vice president finance since June 2003 and joined Natus in September 2002 as director of finance. From February 2002 through September 2002, Mr. Murphy was interim controller at Travel Nurse International, a temporary staffing firm that was acquired by Medical Staffing Network in December 2002. From October 1998 through January 2002, Mr. Murphy was controller of AdvisorTech Corporation, an international software development company providing IT-based solutions in the field of investments, where he was responsible for financial reporting of domestic, Asian and European operations with significant reporting responsibilities to the board of directors and investor groups. From 1996 to 1998 he was vice president finance of RWS Group, LLC, an international service company providing management of language-related projects. Mr. Murphy was also principal of Business Analysis Group, controller of Dahlin Group Architecture-Planning, and accountant with Jones, Henle & Schunck. Mr. Murphy holds a Bachelor of Science degree in Business Administration from California State University, Chico. Mr. Murphy is a certified public accountant.

Mark E. Foster has served as general counsel and secretary, and vice president since March 2002. From 1987 to March 2002, Mr. Foster practiced international corporate law as principal of the Law Offices of Mark Foster. Mr. Foster served as the lawyer and lobbyist in Japan for the U.S. Electronics Industry Office, a joint effort of the Electronics Industries Association and the American Electronics Association, from 1986 to 1989. During part of the Reagan Administration, Mr. Foster served as Special Counsel to the U.S. Embassy in Tokyo, Japan, as a trade negotiator on Secretary Malcolm Baldrige’s team. Mr. Foster holds a Bachelor of Arts degree in Humanities from Alma College and a Doctor of Jurisprudence degree from the University of California Hastings College of Law.

Kenneth M. Traverso has served as our vice president marketing and sales since April 2002. From September 2000 to April 2002, he served as our vice president sales. From October 1999 to July 2000, Mr. Traverso served as president of DinnerNow.com Inc., an internet aggregator for the restaurant industry. From January 1998 to September 1999, Mr. Traverso served as vice president sales, western region of Alere Medical, an outpatient chronic disease management company. From May 1995 to January 1998, Mr. Traverso served as vice president marketing and sales of AbTox, Inc., a low temperature sterilization company. From August 1990 to May 1995, Mr. Traverso served in various capacities at our company, the most recent of which was vice president sales. Mr. Traverso holds a Bachelor of Science degree in Administration & Marketing from San Francisco State University.

William L. Mince has served as our vice president operations since October 2002. From November 2000 to September 2002, Mr. Mince served as president and founder of My Own Jukebox, an Internet retail company. From July 1998 to October 2000, Mr. Mince was a consultant with the majority of his time spent as senior vice president network solutions for Premier Retail Network, a media broadcasting company. From July 1997 to June 1998, Mr. Mince served as president and chief operating officer of Ophthalmic Imaging Systems, a publicly held medical device company. From July 1994 to June 1997, Mr. Mince was vice president operations with Premier Retail Network. From May 1988 to June 1994, Mr. Mince was director of operations for Nellcor, a medical device company. Mr. Mince holds a Bachelors of Science degree in Business Administration from the University of Redlands and a Masters of Business Administration degree from National University.

George R. Ryan has served as our vice president business development since April 2002. From July 2000 to May 2002, Mr. Ryan served as president–Japan and vice president business development and international sales for Masimo Corp., a monitoring company. From April 1998 to July 2000, Mr. Ryan served as director of business development for Hill-Rom Corp., a medical device company. From May 1992 to April 1998, Mr. Ryan served as director of marketing and senior director of business development for Respironics, a medical device company. Mr. Ryan holds a Bachelor of Science degree in Electrical Engineering from the Milwaukee School of Engineering and a Masters degree in Finance and International Marketing from the University of Southern California.

D. Christopher Chung, M.D., has served as our vice president, R&D and engineering since June 2003, and has served as our vice president, medical affairs since February 2003. Dr. Chung also served as our medical director from October 2000 to February 2003. From August 2000 to present, Dr. Chung has also served as a pediatric hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania—Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics.

On January 30, 2004, the Company entered into a Transition Agreement and Release with Tim Johnson, the Company’s president, chief executive officer, chief operating officer, and a director. Pursuant to the agreement, the Company and Mr. Johnson agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor. Pursuant to the agreement, Mr. Johnson continues to serve in his prior capacities until his successor has been named and begins work, which is defined as the “termination date”; on that date Mr. Johnson’s employment by the Company terminates. The agreement also contains a severance agreement, effective on the termination date, providing that, in exchange for covenants to not compete, to not solicit employees, and to maintain confidentiality, Mr. Johnson will be paid his current salary and medical benefits for eighteen months thereafter. Also pursuant to the agreement, Mr. Johnson releases the Company from specified claims arising from his employment. The Company’s board of directors also announced that it had commenced a search to identify and retain a successor to Mr. Johnson. A copy of the agreement is filed as an exhibit to this Form.

ITEM 2.    Properties

Our corporate headquarters are located in San Carlos, California. The facilities cover approximately 35,000 square feet. It houses substantially all of our employees involved in ALGO hearing screener and neoBLUE device manufacturing, research and development, and related customer support services, as well as all worldwide marketing, administration, and finance employees. Leases for these facilities expire during 2005 and 2006. In addition, we lease a 1,000 square foot service and support center in Redding, California on a month-to-month basis; a small office in Tokyo, Japan for customer support services, the lease for which expires during 2007; an office and warehouse facility outside London, England for sales and customer service support, the lease for which expires during 2004; a facility in New York for newborn screening data management system development and installation, the lease for which expires during 2004; and a facility in Oregon for research, development, and manufacturing of our metabolic screening products, the lease for which expires during 2004. We expect that our current leased facilities will be sufficient for our needs over the next 12 months.

ITEM 3.    Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “BABY” since our initial public offering in July 2001. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2003:
Fourth Quarter	$5.03	$3.56
Third Quarter	5.20	3.77
Second Quarter	4.90	3.17
First Quarter	4.00	3.08

Fiscal Year Ended December 31, 2002:
Fourth Quarter	$4.17	$3.07
Third Quarter	4.36	3.06
Second Quarter	5.05	3.87
First Quarter	6.45	3.95

As of March 26, 2004, there were 16,646,010 shares of our common stock issued and outstanding and held by approximately 133 stockholders of record. We estimate that there are approximately 2,150 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Additional information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this report on Form 10-K.

Use of Proceeds

During 2003, we used proceeds from our initial public offering: (1) to purchase the assets of Neometrics Inc. for $3.6 million, (2) to purchase equipment costing $1.4 million, and (3) for working capital needs.

ITEM 6.     Selected Consolidated Financial Data

Our selected consolidated financial data is presented below as of December 31, 2003, 2002, 2001, 2000 and 1999 and for each of the years in the five-year period ended December 31, 2003, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 and the consolidated statements of operations data for the years ended December 31, 2000 and 1999 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Certain amounts in the 2002 and prior financial statements have been reclassified to conform to the current year presentation.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$31,602	$27,013	$27,401	$24,633	$19,783
Cost of revenue	13,247	12,270	10,843	8,745	6,624

Gross profit	18,355	14,743	16,558	15,888	13,159

Operating expenses:
Marketing and selling	12,775	13,728	12,863	9,021	7,564
Research and development	3,843	4,765	4,282	3,443	2,337
General and administrative	5,073	5,036	4,235	3,188	2,624

Total operating expenses	21,691	23,529	21,380	15,652	12,525

Income (loss) from operations	(3,336)	(8,786)	(4,822)	236	634
Other income, net	596	1,296	942	32	20

Income (loss) before provision for income taxes	(2,740)	(7,490)	(3,880)	268	654
Provision for income tax (benefit)/expense	4	(38)	3	33	10

Net income (loss)	(2,744)	(7,452)	(3,883)	235	644
Accretion of redeemable convertible preferred stock	—	—	763	1,384	2,085

Net loss attributable to common stockholders	$(2,744)	$(7,452)	$(4,646)	$(1,149)	$(1,441)

Basic and diluted net loss per share	$(0.17)	$(0.46)	$(0.62)	$(1.62)	$(2.56)

Shares used in computing basic and diluted net loss per share	16,411	16,056	7,540	710	562

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$37,635	$44,918	$53,086	$983	$2,376
Working capital	44,720	50,883	58,642	4,065	3,814
Total assets	57,020	59,340	64,935	10,718	8,699
Convertible preferred stock	—	—	—	25,226	23,842
Total stockholders’ equity (deficit)	52,632	54,687	61,029	(18,283)	(18,226)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: our intention to expand international operations, international markets as a significant growth opportunity, factors affecting our liquidity and capital requirements, sufficiency of our cash and cash equivalents, effect of foreign currency flucuations, our investment policy, effect of adoption of recent accounting pronouncements, our plans to acquire new products, technologies and businesses, the factors that may affect the acceptance of our products, our intention to enter into agreements with volume purchasers of our products, identity of future competitors and factors for competition, risks in connection with acquisitions, impact of our application of resources, and fluctuation of our operating results and gross margins.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated. Investors should carefully review the information contained under the caption “Risk Factors,” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report for a description of risks and uncertainties. The risks and uncertainties include, but are not limited to, the possibility that we incur net losses; lack of adoption and acceptance of our products; lack of demand for our products; our dependence on our ALGO products for substantially all of our revenue; the importance of reimbursement for procedures conducted with our products and reimbursement policies; our limited experience selling products other than our ALGO products; adverse changes in our relationships with distributors and suppliers; manufacturing difficulties; our dependence upon distributors in international markets; increased costs relating to international operations; failure to obtain and maintain clearances or approvals from the FDA or other regulatory bodies; failure to comply with the regulations of the FDA or other regulatory bodies; failure and difficulty to obtain foreign regulatory approvals; increased competition; integration of acquired businesses and performance of newly acquired products and technologies; loss of and inability to protect intellectual property rights; and intellectual property, products liability and other suits. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The following discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

We develop, manufacture, and market products for the detection, treatment, monitoring, and tracking of common medical disorders in newborns. Currently, our principal product lines consist of our ALGO screening products for hearing screening, our neoBLUE LED Phototherapy device (“neoBLUE phototherapy device”) for the treatment of jaundice, our Neometrics Accuwell metabolic screening products used for the predictive indication of metabolic disorders, our Neometrics newborn screening data management system, our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and the Nascor product line.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies for our ALGO and CO-Stat medical devices, the Nascor product line of heatshields and oxygen delivery hoods, our Neometrics Accuwell metabolic screening products, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO, CO-Stat and neoBLUE medical devices, and our Neometrics’ newborn screening data management system.

Domestic sales accounted for 77% of our revenue during 2003, and 83% of our revenue during 2002 and 2001. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. We anticipate that international revenue will increase as a percent of revenue in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the U.S. We sell our products through a direct sales force in the U.S., through our subsidiary in the U.K., and to distributors in 32 other countries. International sales made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices.

Our net income or loss can be markedly impacted by the decisions of management regarding the level of resources applied to our business. Management and our board of directors make these decisions on the basis of sales forecasts, expected customer orders, economic conditions, and other factors. These costs are primarily personnel and facilities costs that are relatively fixed in the short-term and directly impact net income.

In September 2002, we received clearance from the FDA to market our neoBLUE phototherapy device for the treatment of newborn jaundice, a condition in which the body produces an excessive amount of a potentially toxic substance called bilirubin. We introduced the neoBLUE phototherapy device in October 2002 at the American Academy of Pediatrics National Conference and Exhibition in Boston, Massachusetts. Our neoBLUE phototherapy device adds to our medical device products that assist clinicians with the management of newborn jaundice.

In July 2003 we purchased substantially all of the assets of Neometrics Inc. for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results. The Neometrics Accuwell metabolic screening products use blood samples taken from newborns to test for metabolic disorders such as Congenital Hypothyroidism, Phenylketonuria, Congenital Adrenal Hyperplasia, Galactosemia, and Hemoglobinopathies, and is marketed to government health laboratories domestically and internationally. The Neometrics newborn screening data management system consists of proprietary software that collects, tracks, manages, and reports newborn screening data to regional government health laboratories and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. We believe that our acquisition of the Neometrics lines of business enhances our core newborn screening business, complements our focus on providing products used to identify and monitor common newborn medical disorders, and provides us with a platform for additional growth opportunities.

In October 2003 we began selling the Oxydome, Oxypod, Igloo, Oxy-Igloo, and Foldadome neonatal oxygen delivery hoods and heatshields, as well as the Biliband Eye Protector. These products are licensed from Australia-based Nascor Pty Ltd. These products are designed to provide a stable environment of oxygen and humidity for newborns with special needs in neonatal units and nurseries. We do not expect to recognize material revenue from the Nascor product line in 2004.

As of December 31, 2003, we had total federal and state net operating loss carry forwards of approximately $14.7 million and $4.4 million, respectively, available to reduce future taxable income. If not utilized to offset taxable income in future periods, these net operating loss carryforwards will expire in various amounts beginning in 2005 and continuing through 2023. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire. In addition, U.S. income tax law imposes limitations on the amount of net operating loss carry forwards we can use in any given year and on the ability to use net operating loss carry forwards if we experience a more than 50% change in ownership during any three-year period.

In January 2004, we began notifying customers that we will no longer support our CO-Stat End Tidal Breath Analyzer, a device that we developed to provide clinicians with a tool that measures the rate of hemolysis, or red blood cell break-down, in newborns. To that end, we have initiated a plan to remove from service all units currently in use by customers, and we expect this plan to be completed by the middle of 2004. We have realized only limited sales from our CO-Stat product since its introduction in 2001 and do not expect that this action will have a material impact on the Company’s future financial condition or results of operations.

Application of Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles (“GAAP”). In so doing, we must often make estimates and use assumptions that can be subjective, and consequently our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, and judgments could have a material affect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices, supplies, and metabolic screening products, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is probable. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from our Neometrics newborn screening data management system, which is generally highly customized, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

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

At December 31, 2003 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $500,000. Other advance payments from customers were not material at December 31, 2003. Our allowance for estimated uncollectible accounts receivable was $395,000 at December 31, 2003.

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

Carrying value of intangible assets

We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their fair value could result in additional charges. We carry goodwill and any other intangible assets with indefinite lives at original cost but do not amortize them; any future determination that these assets are carried at greater than their fair value could result in additional charges.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value of these assets may be impaired. Similarly, we test our definite-lived intangible assets whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which could have a significant impact on our operating results.

At December 31, 2003 we have intangible assets with a carrying value of approximately $4.8 million.

Liability for product warranties

Our products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our products during these service periods. We base the liability in part upon our historical experience; however, estimates of the costs to honor our warranties are often difficult to determine due to uncertainty surrounding the extent to which new products will require servicing and the costs that will be incurred to service those products. Until we have historical experience of the cost to honor warranties on new products, we base additions to the reserve on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating margins and results of operations.

At December 31, 2003 our reserve for product warranties is approximately $298,000.

Valuation allowance for deferred tax assets

We record a valuation allowance against our deferred tax assets, which result primarily from net operating loss and credit carry forwards that expire over time, and temporary differences between book and tax results that will reverse in the future. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the tax jurisdictions in which we operate. To the extent we establish a valuation allowance, or increase this allowance in a period, we include an offsetting expense within the tax provision in the consolidated statement of operations. Future income generation in these tax jurisdictions could lead to the reversal of these valuation allowances and additional income recognition.

At December 31, 2003, our net deferred tax assets were zero, net of a $9.3 million valuation allowance.

Results of Operations

The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period. Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the current year presentation.

	Percent of Revenue
	Years Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Cost of revenue	41.9	45.4	39.6

Gross profit	58.1	54.6	60.4

Operating expenses:
Marketing and selling	40.4	50.8	46.9
Research and development	12.2	17.6	15.6
General and administrative	16.1	18.7	15.5

Total operating expenses	68.7	87.1	78.0

Loss from operations	(10.6)	(32.5)	(17.6)
Other income, net	1.9	4.8	3.4

Loss before provision for income taxes	(8.7)	(27.7)	(14.2)
Income tax benefit	—	(0.1)	—

Net loss	(8.7)	(27.6)	(14.2)
Accretion of redeemable convertible preferred stock	—	—	2.8

Net loss attributable to common stockholders	(8.7)%	(27.6)%	(17.0)%

We currently operate in one reportable segment. With the exception of our Neometrics newborn screening data management system, the nature of our products and production processes as well as type of customers and distribution methods are consistent among all of product lines. Our Neometrics data management system product line is differentiated from our other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA, and revenue is recognized under the percentage of completion basis. We acquired our Neometrics newborn screening data management system product line on July 1, 2003. For the year ending December 31, 2003, our Neometrics newborn screening data management system product line did not meet the materiality thresholds for segment reporting.

Comparison of 2003 and 2002

Our revenue increased $4.6 million, or 17%, to $31.6 million in 2003 from $27.0 million in 2002. The Neometrics’ lines of business accounted for $2.3 million of the increase, with the remainder resulting from increased sales of ALGO supplies and neoBLUE devices. Revenue from devices and systems increased $1.5 million, or 20%, to $9.1 million in 2003 from $7.6 million in 2002. Revenue from supplies and services increased $3.1 million, or 16%, to $22.1 million in 2003 from $19.1 million in 2002. Revenue from supplies and services were 69% of total revenue in 2003 compared to 71% of total revenue in 2002. No end-customer accounted for more than 10% of our revenue in either 2003 or 2002.

Revenue from sales outside the U.S. was $7.1 million for 2003, up $2.4 million from $4.7 million for 2002. Revenue from Europe increased $1.1 million to $3.0 million in 2003, revenue from Oceania increased $592,000 to $930,000 in 2003, and revenue from Asia increased $689,000 to $3.1 million in 2003. International sales of devices and systems increased $1.5 million to $4.1 million, and international sales of supplies and services increased $1.0 million to $2.9 million. These increases resulted primarily sales of our ALGO hearing screening products to both new and existing distributors.

Our cost of revenue increased $977,000, or 8%, to $13.2 million in 2003 up from $12.3 million in 2002. The Neometrics’ lines of business accounted for $1.2 million of the increase, which was offset by reductions in manufacturing overhead. Gross profit increased $3.6 million, or 25%, to $18.4 million in 2003 from $14.7 million in 2002. Gross profit as a percentage of revenue increased to 58% in 2003 from 55% in 2002. The increase in gross profit as a percentage of revenue was due primarily to a reduction in manufacturing overhead as a percent of revenue.

Our marketing and selling expenses decreased $953,000, or 7%, to $12.8 million in 2003 from $13.7 million in 2002. The decrease in marketing and selling expense was due primarily to a $670,000 reduction in personnel costs, in addition to reduced travel and advertising expense of approximately $330,000, and other expense reductions. These cost reductions were partially offset by costs relating to our ALGO Flexicoupler cable transition program, which was substantially completed in 2003, and costs associated with the Neometrics business lines.

Our research and development expenses decreased $922,000, or 19%, to $3.8 million in 2003 from $4.8 million in 2002. The decrease in research and development expense was due primarily to a $1.5 million reduction in personnel costs, as well as reduced travel, outside consultant, contract-labor, and prototype expenses. These reductions were partially offset by costs associated with the Neometrics business lines.

Our general and administrative expenses increased $37,000, or 1%, to $5.1 million in 2003 from $5.0 million in 2002. The increase in general and administrative expenses was due primarily to a $266,000 increases in personnel costs, and costs associated with our Neometrics business lines of approximately $300,000, offset by a decrease in outside legal, accounting, and recruiting costs.

We recorded aggregate amortization of $127,000 of deferred stock compensation in 2003, of which $17,000 was included in cost of revenue, and $469,000 of deferred stock compensation in 2002, of which $79,000 was included in cost of revenue.

Our net other income (expense) consists of interest income, interest expense, currency gains and losses, and other items, and decreased $700,000 or 54%, to $596,000 in 2003 from $1.3 million in 2002. The decrease was primarily due to a decrease in interest income and a decrease in foreign currency gain. The decrease in interest income was primarily due to reduced interest rates, and the reduction in currency gains resulted primarily from fluctuations in the exchange rate between the US Dollar and the British Pound Sterling.

Comparison of 2002 and 2001

Our revenue decreased $388,000, or 1.4%, to $27.0 million in 2002 from $27.4 million in 2001. This decrease was primarily attributable to a decrease in revenue from medical devices, partially offset by an increase in sales of supplies and services. Revenue from medical devices decreased $1.5 million, or 17%, to $7.4 million in 2002 from $8.9 million in 2001. Revenue from supplies increased $0.7 million, or 4%, to $18.4 million in 2002 from $17.6 million in 2001. As a percent of revenue, revenue from sales of supplies increased to 68% in 2002 from 64% in 2001. No end customer accounted for more than 10% of our revenue in either 2002 or 2001

Revenue from sales outside the U.S. was $4.7 million for both 2002 and 2001. Revenue from Europe increased $0.7 million to $1.9 million in 2002, revenue from Oceania increased $266,000 to $339,000 in 2002, while revenue from Asia decreased $1.0 million to $2.4 million in 2002. International sales of medical devices decreased $1.1 million to $2.6 million, while international sales of supplies increased $0.9 million to $1.9 million

Our cost of revenue increased $1.4 million, or 13%, to $12.3 million in 2002 from $10.8 million in 2001. The increase in the cost of revenue was primarily due to the write-down of $450,000 of excess inventory related to the CO-Stat analyzer, higher costs associated with producing the new ALGO Flexicoupler supply, and increases in manufacturing costs. Cost of revenue also includes an adjustment of $230,000 to decrease the reserve for expected warranty costs to reflect recent improved warranty cost experience. Cost of revenue included amortization of $79,000 of deferred stock compensation in 2002 and $139,000 in 2001. As a percent of revenue, cost of revenue increased to 45% in 2002 from 40% in 2001.

Gross profit decreased $1.8 million, or 11%, to $14.7 million in 2002 from $16.6 million in 2001. Gross profit as a percentage of revenue decreased to 55% in 2002 from 60% in 2001. The increase in cost of revenue and the decrease in gross profit as a percentage of revenue was to attributable the write-down of inventory, higher costs associated with producing the new ALGO Pak supply, and increases in manufacturing costs.

Our marketing and selling expenses increased $1.2 million, or 9%, to $13.6 million in 2002 from $12.5 million in 2001. The dollar increase in marketing and selling expenses was primarily attributable to the expansion of our international sales efforts, as well as business development efforts.

Our research and development expenses increased $557,000, or 13%, to $4.9 million in 2002 from $4.3 million in 2001. This increase in research and development expenses was primarily attributable to the development of new products based on technology acquired from Pemstar Pacific Consultants.

Our general and administrative expenses increased $1.0 million, or 28%, to $4.6 million in 2002 from $3.6 million in 2001. The dollar increase in general and administrative expenses was primarily attributable to increased legal, accounting and other consulting fees, increases in insurance costs, and increases in reserves for estimated local tax expense. Many of the increased costs resulted from being a public company for the entire year.

In September 2002, we recorded a restructuring charge of approximately $255,000 relating to an operating cost reduction plan, which resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. The employee reductions were from production, marketing and sales, research and development, and administrative. Accordingly, the related charges were recorded in cost of revenue, marketing and selling, research and development, and general and administrative expenses. As of December 31, 2002, we had paid approximately $234,000 of costs related to the restructuring.

We recorded aggregate amortization of $469,000 of deferred stock compensation in 2002, of which $79,000 was included in cost of revenue, and $1.1 million of deferred stock compensation in 2001, of which $139,000 was included in cost of revenue.

Our other income (expense), net increased $354,000 or 38%, to $1.3 million in 2002 from $942,000 in 2001. The increase was primarily due to foreign currency gains as well as interest earned on greater average cash and short-term investment balances in 2002 as a result of our initial public offering.

Liquidity and Capital Resources

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $37.6 million, stockholders’ equity of $52.6 million and working capital of $44.7 million.

Net cash used in operating activities of $2.6 million for 2003 compared to net cash used in operating activities of $6.1 million for 2002, and net cash used in operating activities of $4.6 million for 2001. Cash used in operating activities for 2003 resulted from the net loss for the year and decreases in accounts payable, accrued liabilities, and deferred revenue as well as an increase in inventory. These factors were offset in part by a decrease in accounts receivable, prepaid expenses and other current assets and from non-cash items such as depreciation, amortization of intangibles, and deferred compensation. The increase in inventory was due primarily to greater inventory associated with the Algo 3 screener product line. In addition, the primary supplier of our ALGO Flexicoupler supply product moved their production facility in late 2003 and we temporarily increased our inventory of the associated supply prior to this move. Net cash used in operating activities for 2002 resulted primarily from the net loss during the period and an increase in inventories, accounts receivable, and prepaid expenses, and a decrease in accrued liabilities and deferred revenue. These factors were partially offset in part by an increase in accounts payable and non-cash items such as depreciation and amortization and deferred compensation. The increase in inventories was due primarily to having inventory at our Japanese and U.K. subsidiaries at December 31, 2002, whereas in 2001 our independent distributors owned these inventories. Net cash used in operating activities for 2001 resulted primarily from net loss during the period and in increase in inventories and a decrease in accrued liabilities and deferred revenue, offset in part by non-cash items such as deferred stock compensation and depreciation and amortization. Increases in inventories and accounts receivable were primarily associated with the acquisition and expansion of our wholly owned foreign operations in the U.K. and Japan.

Net cash used in investing activities was $6.3 million for 2003, $7.2 million for 2002, and $23.5 million for 2001. Net cash used in investing activities during 2003 was primarily the result of the acquisition of Neometrics for $3.6 million cash, and related fees for legal and accounting due diligence of $135,000 in July 2003, equipment acquisition to upgrade warehouse storage, increases in deposits and other assets, and purchases of short term investments, net of sale proceeds. Net cash used in investing activities during 2002 was primarily the result of acquisition of property and equipment, including a major upgrade to the company’s existing enterprise resource planning system, as well as increases in deposits and other assets, and purchases of short term investments, net of sale proceeds. Net cash used in investing activities for 2001 was primarily for investment of cash received as a result of our initial public offering and for the purchase of new computers, equipment, and furniture as we expanded operations. Because of our investment policy, the types of investments we may make are limited. Primarily all of our short-term investments are available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions.

We had no material capital expenditure commitments as of December 31, 2003. We have a $334,000 interest-bearing certificate of deposit that is classified as a held to maturity investment. This investment matures in April 2004 and was assigned to a bank in February 1999 to guarantee a loan on a primary residence of an officer totaling $250,000 plus accrued interest. The loan guarantee originally was collateralized by 26,688 shares of our common stock owned by the officer. During March 2004, in a series of nearly simultaneous transactions: (1) the officer placed into escrow additional shares of our common stock in an amount sufficient, at the then current market price, to fully collateralize the principle and interest of the loan, (2) the company purchased those shares from the officer at the then current market price and retired the shares, (3) the officer used the proceeds from sale of the shares to pay the loan in full, and (4) the bank released the assignment of certificate of deposit. The company expects to redeem the certificate of deposit when it matures in April 2004.

Net cash provided by financing activities of $343,000 for 2003 was from the proceeds of purchases of stock by employees pursuant to our stock option and purchase plans offset by payments on liabilities assumed in the Neometrics acquisition. Net cash provided by financing activities of $664,000 for 2002 was primarily from the proceeds of purchases of stock by employees pursuant to our stock option and purchase plans. Net cash provided by financing activities of $57.8 million for 2001 resulted primarily from the net proceeds received from our initial public offering offset by deferred offering costs.

Our future liquidity and capital requirements will depend on numerous factors, including the:

•	Amount and timing of revenue

•	Extent to which our existing and new products gain market acceptance

•	Extent to which we make acquisitions

•	Cost and timing of product development efforts and the success of these development efforts

•	Cost and timing of marketing and selling activities

•	Availability of borrowings under line of credit arrangements and the availability of other means of financing.

The impact that our contractual obligations and commercial commitments as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$1,370	$578	$792	$—	$—
Unconditional purchase obligations	10,371	5,471	4,900	—	—

Total	$11,741	$6,049	$5,692	$—	$—

The table above does not include obligations under employment agreements for services rendered in the normal course of business.

In March 2002, we entered into an agreement to acquire certain intellectual property and technology patents of a private company for $1.0 million subject to certain conditions to closing and other obligations of the seller. We financed the acquisition with short-term non-interest bearing notes payable for which we made payments of $500,000 each in April and July 2002. We also entered into a product development agreement with respect to the acquired rights, which has been completed as of December 31, 2003 and for which we paid an additional $500,000.

We believe that our current cash and cash equivalent balances and any cash generated from operations and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products, enhancements to our existing products, and in both existing and new product distribution domestically and overseas. The factors described above will affect our future capital requirements and the adequacy of our available funds. In addition, even if our current funds are sufficient to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time, particularly if we invest significant amounts in the acquisition of businesses and products. We may be required to raise those funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S. and sell those products primarily in the U.S., Europe, and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. Prior to our acquisition of our distributor in the U.K., our sales in the U.K. were generally denominated in U.S. dollars. Since that time, our revenue and expenses in the U.K. have been denominated in the applicable foreign currency. As our operations in the U.K. increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2003. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2003 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2003, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2003. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Our investment policy permits us to invest funds in excess of current operating requirements in:

•	Corporate securities including commercial paper, rated A1, P1 or better, and corporate debt instruments, including medium term notes and floating rate notes issued by foreign and domestic corporations, that pay in U.S. dollars and carry a rating of A or better

•	Bank certificates of deposit and banker’s acceptances that are rated at least A1 or P1

•	U.S. treasury bills, notes and bonds and U.S. AAA-rated agency securities that carry the direct or implied guarantee of the U.S. government, including notes, discount notes, medium term notes and floating rate notes

•	Asset-backed securities rated A or better

•	Repurchase agreements with major banks and dealers that are recognized as primary dealers by the Federal Reserve Bank of New York

•	Money market mutual funds that offer daily purchase and redemption

•	Tax exempt/tax advantage investments in money market funds, variable rate demand notes, municipal notes or bonds and auction preferred municipal and corporate securities

In July and August 2001, we received $58.8 million in aggregate net proceeds in connection with our initial public offering after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us. We are currently investing net offering proceeds from the offering pursuant to our investment policy.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. This interpretation addresses the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements of FIN No. 45 on December 31, 2002 and the recognition requirements on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on our financial position, results of operations, EPS, or cash flows.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate, but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. We do not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on our financial position, results of operations, EPS, or cash flows.

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. The adoption of SFAS No. 149 was not material to our financial position, results of operations, EPS, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. We do not currently have any financial instruments within the scope of SFAS No. 150 and, accordingly, the adoption of SFAS No. 150 did not have any impact on our financial position, results of operations, EPS, or cash flows.

Risk Factors

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses including net losses for the years 2001, 2002 and 2003, and we may incur net losses in the future. As of December 31, 2003, we had accumulated deficits of approximately $34.5 million. The quarter ended December 31, 2003 was our first profitable quarter since our initial public stock offering in July 2001. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities, in the U.S. and internationally

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services, by government agencies or hospital systems

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products

•	Length and unpredictability of our sales cycle, particularly for our Neometrics products with which we have limited sales experience and which may have sales cycles that are longer or different from the sales cycles of our ALGO screener products with which we are more familiar

•	Marked changes caused by rapidly evolving technology for newborn screening products

As a result, we cannot be certain that we will achieve sustained profitability in the future. In addition, we experience seasonality in the sale of our products. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter, due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, many of which are government agencies. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. We anticipate that we will continue to experience these seasonal fluctuations, which may lead to fluctuations in our quarterly operating results. Many of these factors are beyond our control, and we believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period.

We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	Continue to invest in research and development to enhance our ALGO screening, neoBLUE phototherapy device and other products and technologies

•	Develop additional applications for our current technology

•	Increase our marketing and selling activities, particularly outside the U.S.

•	Continue to increase the size and number of locations of our customer support organization, particularly outside the U.S.

•	Develop additional infrastructure and hire required management and other employees to keep pace with our growth

As a result of these possible increased expenses, we may need to generate significantly higher revenue to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it.

We have relied, and expect to continue to rely, on sales of our ALGO screening product family for the majority of our revenue, and a decline in sales of these products could cause our revenue to fall

We expect that the revenue from our ALGO screening product family will continue to account for a majority of our revenue for at least the next two years. Any factors adversely affecting the pricing of our ALGO screening equipment and related disposables or demand for our ALGO screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional newborn products or improving our existing products

We intend to develop and acquire additional products and technologies for the detection, treatment, monitoring and tracking of common medical conditions in infants and pregnant women. Developing and acquiring new products, and improving our existing products, to meet the needs of neonatologists, audiologists, pediatricians, and nurses requires significant investments in research and development. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

We have very limited experience selling and marketing products other than our ALGO hearing screening products, and our failure to develop and manage our sales force or to effectively market and sell our Neometrics products and services, our neoBLUE phototherapy device, or our other products will hurt our revenue and quarterly results

Our sales force has limited experience selling our Neometrics data management and metabolic function diagnostic products and services and our neoBLUE phototherapy device and related products, and we cannot predict how successful our sales force will be in selling them, and other products we may develop or acquire, in the future. In order to successfully introduce and penetrate the market for these and other products, we must successfully sell them to hospital administrators and government agency purchasing managers who may not be familiar with our ALGO hearing screeners and who may make purchasing decisions on factors that are different from those that our sales people are accustomed to. We market almost all of our newborn hearing screening products in the U.S. through a direct sales force. There are significant risks involved in building and managing our sales force to effectively sell our increasingly diverse lines of products and services. We may be unable to hire and retain a sufficient number of qualified sales people with the skills and training to sell our product line effectively.

If we fail in our efforts to educate physicians, government agency personnel, and third-party payors on the effectiveness of our products we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon physician, government agency, and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity, and specificity of our products. We believe that physicians will not use our products unless they determine, based on published peer-reviewed journal articles, long-term clinical data, and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. For instance, there are currently alternative neonatal hearing screening products which may be less expensive or may be quicker on a per test basis than our ALGO devices. With respect to our neoBLUE phototherapy device, initial data from clinical research suggests that the device may be more effective in treating hyperbilirubinemia than other currently marketed phototherapy products. We cannot be certain that clinical studies will produce results that are favorable to our neoBLUE product. Physicians are traditionally slow to adopt new products, testing practices, and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies, and hospital administrators do not adopt our products, we may never have significant revenue or achieve and maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

•	Publication of clinical study results that demonstrate the cost-effectiveness of our ALGO and neoBLUE products

•	Changing governmental and physician group guidelines for screening of newborns, particularly with respect to full-term babies

•	Performance, quality, price, and total cost of ownership of our neonatal screening and jaundice management products relative to other such products

•	Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors

•	Changes in state and third-party payor reimbursement policies for newborn screening equipment and procedures

•	Adoption of state and foreign laws requiring universal newborn screening

The domestic market for our ALGO screening products is maturing, and our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

The domestic market for our ALGO screening products is maturing and we plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We must expand the number of distributors who sell our products, or increase our direct international presence, to significantly penetrate international markets. We have only begun over the past three years to significantly develop our distributor and direct sales force outside the U.S. We currently maintain a direct sales force only in the U.K., and increasing our direct sales presence in the U.K. or elsewhere will require us to incur higher personnel and operating costs that may not result in additional revenues. A higher percentage of our sales to international distributors could also impair our revenues due to discount prices that we customarily make available to distributors. We may not realize corresponding growth in revenue from growth in international sales, due to the higher costs of sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors

•	Dependence of demand for our products on health care spending by foreign governments

•	Greater difficulty in accounts receivable collection and longer collection periods

•	Difficulties of staffing and managing foreign operations

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions

•	Difficulty in obtaining and maintaining foreign regulatory approval

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business

If guidelines requiring universal newborn screening do not continue to develop in foreign countries and governments do not require testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenues may not grow

The demand for our screening products depends, in part, upon governments’ adoption of universal screening requirements for the disorders for which our products screen. In the U.S., 38 states have now adopted some form of universal hearing screening requirement, and all states have had mandates for metabolic screening in place for some time. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period varies from several months to several years. Even fewer foreign countries have adopted rules mandating universal metabolic screening prior to hospital discharge. The widespread adoption of these guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn screening as well as the use of our products to perform the screening and monitoring. Our revenues may not grow if governments do not require universal newborn screening prior to hospital discharge, or if physicians or hospitals are slow to comply with those guidelines, or if the government provides for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in some markets outside of the U.S. and the U.K., our revenues could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Some distributors also assist us with regulatory approvals and education of physicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

If we terminate our relationships with distributors for poor performance, as we have done in the past, we may be subject to foreign laws governing our relationships with our distributors. These laws may require us to make payments to our distributors even if we terminate our relationship for cause. Some countries require termination payments under local law or legislation that may supercede our contractual relationship with the distributor. These payments could be equal to a year or more of gross margin on sales of our products that the distributor would have earned. Any required payments would adversely affect our operating results.

Our operating results may suffer because of foreign currency exchange rate fluctuations or strengthening of the U.S. dollar relative to local currencies

Prior to January 2001, substantially all of our sales contracts provided for payment in U.S. dollars. However, from 2001 through 2003 our revenue and expenses in Japan and the U.K. were denominated in the applicable foreign currency. While we have recently begun requiring payment in U.S. dollars from our reseller in Japan and have significantly reduced our Yen-denominated operating expenses, we have a significant amount on deposit in Yen-denominated accounts, and we continue to be subject to expenses in the U.K. that are denominated in GB Pounds. To date we have not undertaken any foreign currency hedging transactions and, as a result, our future revenue and expenses may be unpredictable due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies. Furthermore, a strengthening of the dollar could make our products less competitive in foreign markets where our sales contracts call for payment in U.S. dollars.

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may never achieve significant revenue

Physicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of positive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country. Although we intend to seek reimbursement or funding approvals in international markets, we may not obtain these approvals in a timely manner or at all.

Even if third-party payors provide adequate reimbursement for procedures conducted with our products, adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party health care payors, particularly those in countries and regions outside the U.S. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. We cannot assure you that in a managed care system the cost of our products will be incorporated into the overall payment for childbirth and newborn care or that there will be adequate reimbursement for our products separate from reimbursement for the procedure. Unless the cost of screening or treatment is reimbursed as a standard component of newborn care, universal screening is unlikely to occur and the number of infants likely to be screened with our products will be substantially reduced.

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During 2002, we experienced delays on the part of a supplier to provide us with volume production of our new ALGO 3 screening Flexicoupler supplies. If these suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

There is only one Natus approved supplier that provides hydrogel, the adhesive used in many of our disposable products. In addition, we have relied on single suppliers for several of the antibodies used in some of our Neometrics metabolic screening test kits. A disruption in the supply of this adhesive, or these antibodies, could negatively affect our revenue. If we were unable to locate another supplier, it could significantly impair our ability to sell our products. In addition, we may be required to make new or supplemental filings with applicable regulatory authorities prior to our marketing a product containing new materials or produced in a new facility. If we fail to obtain regulatory approval to use a new material, we may not be able to continue to sell the affected products and revenue and operating results could suffer.

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 22%, 29% and 25% of our total revenue in the twelve months ended December 31, 2003, 2002 and 2001 respectively. Sales to members of group purchasing organizations accounted for approximately 39%, 47% and 35% of our total revenue the twelve months ended December 31, 2003, 2002 and 2001 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

We rely on sales to existing customers for a majority of our revenue, and if our existing customers do not continue to purchase products from us, our revenue may decline

We rely on sales of additional screening products to our existing customers for a majority of our revenue. If we fail to sell additional products to our existing customers directly or indirectly, we would experience a material decline in revenue.

Our failure to obtain necessary FDA clearances or approvals or to comply with FDA regulations could hurt our ability to commercially distribute and market our products in the U.S., and this would harm our business and financial condition

Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive one of the following types of FDA premarket review authorizations:

•	510(k) clearance via Section 510(k) of the federal Food, Drug, and Cosmetics Act of 1938, as amended

•	Premarket approval via Section 515 of the Food, Drug, and Cosmetics Act if the FDA has determined that the medical device in question poses a greater risk of injury

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

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO screener, MiniMuffs, neoBLUE phototherapy device products, or any of our Neometrics diagnostic test kits, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

Our business would be harmed if the FDA determines that we have failed to comply with applicable regulations or we do not pass an inspection

We are subject to inspection and market surveillance by the FDA concerning compliance with pertinent regulatory requirements. If the FDA finds that we have failed to comply with these requirements, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	Fines, injunctions and civil penalties

•	Recall or seizure of our products

•	Issuance of public notices or warnings

•	Imposition of operating restrictions, partial suspension, or total shutdown of production

•	Refusal of our requests for 510(k) clearance or premarket approval of new products

•	Withdrawal of 510(k) clearance or premarket approvals already granted

•	Criminal prosecution

If we fail to obtain and maintain necessary foreign regulatory approvals in order to market and sell our products outside of the U.S., we may not be able to sell our products in other countries

Our products that are regulated domestically by the FDA are also regulated outside the U.S. by foreign governmental agencies similar to the FDA and are subject to regulatory requirements similar to the FDA’s. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from the FDA requirements. We may not be able to obtain these approvals without incurring significant expenses or at all, and we may not be able to maintain these approvals once they have been obtained.

If we, or our suppliers, fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed

Every manufacturer of a finished medical device, including Natus and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. Although we have passed inspections in the past, we cannot assure you that we, or our contract manufacturers, will pass any future quality system regulation inspections. If we, or our contract manufacturers, fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we can demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulations inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations and require us, among other things, to recall our products, either of which would harm our business.

Incidents related to hazardous materials could adversely affect our business

Portions of our operations in our Portland facility previously required the controlled use of hazardous and radioactive materials. Although we do not currently conduct operations that require us to use hazardous or radioactive materials, we have such materials in controlled storage on site in preparation for disposal. Our storage and disposal of such materials is subject to applicable state and federal laws and regulations. We believe our safety procedures for storage and disposal of such materials comply with applicable federal, state, and local regulations; however, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could adversely affect our business. Our storage and disposal of such waste potentially exposes us to environmental liability if, in the future, such storage or disposal is deemed to have violated such laws and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

Environmental, health and safety regulation by the government could adversely affect our operations

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations. While we believe that we have obtained the requisite approvals and permits for our existing operations, and that our business is operated in accordance with applicable laws in all material respects, we remain subject to a varied and complex body of laws and regulations. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us, that may have a negative effect on our business and results of operations.

We experience intense competition from other medical device companies or state-funded programs, and this competition could adversely affect our revenue and our business

We sell our products in intensely competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations, and their product offerings vary in scope and breadth. Our competitors may enjoy competitive advantages over us and they may be able to devote greater resources to the development, promotion, and sales of their products.

Our business could be harmed if our competitors establish cooperative relationships with large medical device vendors or rapidly acquire market share through industry consolidation or by bundling together, or with other products, their hearing screening, jaundice treatment, data systems, or newborn metabolic screening products

Large medical device vendors may acquire or establish cooperative relationships with our current competitors. We expect that the medical device industry will continue to consolidate. New competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, and we acquired the assets of Neometrics Inc. and affiliated entities during 2003. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

•	Integration of the acquired products into our business

•	Integration of the personnel of the acquired company into our business

•	Failure to realize expected synergies

•	Failure of acquired products to achieve projected sales

•	Failure to maintain customers of, or other relationships existing with respect to the acquired business

•	Failure to successfully develop the acquired technology into the desired products or enhancements

•	Assumption of unknown liabilities

•	Failure to understand and compete effectively in markets and with products or technologies with which we have limited previous experience

•	Write-off of goodwill and intangible assets related to such acquisitions

While we make efforts to analyze potential acquisitions carefully and to value assets and their related future lives appropriately, we cannot be certain that any completed acquisitions will positively impact our business. If we fail to achieve the anticipated financial, strategic, and other benefits of acquisitions or investments, our operating results may suffer.

Our operating results could suffer if future changes in technology or market conditions result in adjustments to our recorded asset balance for intangible assets

We currently have significant intangible assets, including goodwill and other acquired intangibles. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events that we have no control over. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions where our products are no longer competitive.

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. The Company holds approximately 21 U.S. patents and 20 foreign patents.

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

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

The medical technology industry has, in the past, been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening products may become increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

•	Result in costly litigation and damage awards

•	Divert our management’s attention and resources

•	Cause product shipment delays or suspensions

•	Require us to seek to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all

A successful claim of infringement against us could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology could prevent us from selling our products and adversely affect our business and financial results.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

The sale and use of our medical testing products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or achieve and maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. Our future success also will depend, in part, on the continued service of our key management personnel, software engineers, and other research and development employees and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Hiring research and development, engineering, sales, marketing and customer service personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of pediatric audiology, neonatal jaundice management, and neonatal metabolic screening. We may be unable to attract and retain personnel necessary for the development of our business.

On January 30, 2004, the Company entered into a Transition Agreement and Release with Tim Johnson, the Company’s president, chief executive officer, chief operating officer, and a director. Pursuant to the agreement, the Company and Mr. Johnson agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor. Pursuant to the agreement, Mr. Johnson continues to serve in his prior capacities until his successor has been named and begins work, which is defined as the “termination date”; on that date Mr. Johnson’s employment by the Company terminates. The agreement also contains a severance agreement, effective on the termination date, providing that, in exchange for covenants to not compete and to maintain confidentiality, Mr. Johnson will be paid his current salary and medical benefits for eighteen months thereafter. Also pursuant to the agreement, Mr. Johnson releases the Company from specified claims arising from his employment. The Company’s board of directors also announced that it had commenced a search to identify and retain a successor to Mr. Johnson. A copy of the agreement is filed as an exhibit to this Form.

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

As of December 31, 2003, we had a total federal and state net operating loss carryforwards of approximately $14.4 million and $4.1 million, respectively, available to reduce future taxable income. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2004 through 2023. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

In addition, U.S. income tax law imposes limitations on the ability of corporations to use net operating loss carryforwards if the corporation experiences a more than 50% change in ownership during any three-year period. We cannot assure you that we will not take actions, such as the issuance of additional stock, which would cause an ownership change to occur. Accordingly, we may be limited to the amount we can use in any given year, so even if we have substantial net income, we may not be able to use our net operating loss carryforwards before they expire. In addition, the net operating loss carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination. We have not undertaken a study to determine whether such limitations exist, and if so, the extent of such limitations. However, we believe it is probable that some amounts of our net operating losses will be affected.

If we have taxable income in the future, and we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial results may suffer.

We may incur significant costs related to a class action lawsuit due to the likely volatility of the public market price of our stock

Our stock price has fluctuated, and may continue to fluctuate, for a number of reasons including:

•	Quarterly fluctuations in our results of operations

•	Our ability to successfully commercialize our products

•	Announcements of technological or competitive developments by us or our competitors

•	Announcements regarding patent litigation or the issuance of patents to us or our competitors

•	Announcements regarding state screening mandates or third-party payor reimbursement policies

•	Regulatory developments regarding us or our competitors

•	Acquisitions or strategic alliances by us or our competitors

•	Changes in estimates of our financial performance or changes in recommendations by securities analysts

•	General market conditions, particularly for companies with a relatively small number of shares available for sale in the public market

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

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders

As of March 26, 2004, our executive officers, directors, principal stockholders and individuals or entities affiliated with them beneficially own in the aggregate approximately 59% of our outstanding common stock; one stockholder owns approximately 24%. If some or all of these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

Anti-takeover provisions in our charter documents and under Delaware law may affect the price of our common stock, and make it more difficult to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us, even though such events may be beneficial to our stockholders

Provisions of our certificate of incorporation and bylaws may affect the price of our common stock, and could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or acquire us, even if doing so would benefit our stockholders. Among other things, these provisions:

•	Authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt

•	Limit who may call a special meeting of stockholders

•	May discourage, delay, or prevent a third party from removing our management

•	Acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us, even if our stockholders might receive a premium for their shares in the acquisition over then current market price

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

Quarterly Results of Operations (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Certain amounts in the attached table have been reclassified to conform to the current year presentation. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(in thousands)
Revenue	$9,918	$7,960	$7,063	$6,661	$7,686	$6,781	$6,470	$6,076
Cost of revenue	4,343	3,544	2,848	2,512	3,948	2,886	2,920	2,516

Gross profit	5,575	4,416	4,215	4,149	3,738	3,895	3,550	3,560
Gross profit percentage	56.2%	55.5%	59.7%	62.3%	48.6%	57.4%	54.9%	58.6%
Operating expenses:
Marketing and selling	3,119	3,171	3,428	3,057	3,291	3,411	3,615	3,411
Research and development	996	996	820	1,031	1,171	1,298	1,256	1,040
General and administrative	1,226	1,364	1,338	1,145	1,516	1,250	1,136	1,134

Total operating expenses	5,341	5,531	5,586	5,233	5,978	5,959	6,007	5,585

Income (loss) from operations	234	(1,115)	(1,371)	(1,084)	(2,240)	(2,064)	(2,457)	(2,025)
Other income (expense), net	105	147	177	167	132	463	463	238

Income (loss) before provision for income taxes	339	(968)	(1,194)	(917)	(2,108)	(1,601)	(1,994)	(1,787)
Provision for income tax (benefit)/expense	2	1	1	—	(38)	—	—	—

Net income (loss)	337	(969)	(1,195)	(917)	(2,070)	(1,601)	(1,994)	(1,787)
Net income (loss) attributable to common stockholders	$337	$(969)	$(1,195)	$(917)	$(2,070)	$(1,601)	$(1,994)	$(1,787)

Basic and diluted net income/(loss) per share	$0.02	$(0.06)	$(0.07)	$(0.06)	$(0.13)	$(0.10)	$(0.12)	$(0.11)

Weighted average shares used in the calculation of net income/(loss) per share:
Basic	16,462	16,452	16,360	16,328	16,127	16,085	16,040	15,887
Diluted	16,882	16,452	16,360	16,328	16,127	16,085	16,040	15,887

In July 2003 we purchased substantially all of the assets of privately held Neometrics Inc. for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results. Results of operations of Neometrics are incorporated above from the date of acquisition forward.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 12, 2003, the Company dismissed Deloitte & Touche LLP (“Deloitte & Touche”) as its outside auditors. The decision to dismiss Deloitte & Touche was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. On July 1, 2003 the Company acquired privately held Neometrics Inc. (“Neometrics”). Approximately two years prior to being acquired by the Company, Neometrics agreed to act as a subcontractor to Deloitte Consulting on a consulting project with a state government agency. Deloitte Consulting subsequently submitted a bid to the government agency and on or about September 4, 2003 a contract was awarded to Deloitte Consulting to perform the work. Thus, the Company’s Neometrics division might provide services to Deloitte Consulting. The Company determined that if the Neometrics division initiated negotiation of a material subcontract with Deloitte Consulting, the independence of Deloitte & Touche could be impaired.

Deloitte & Touche’s report on the Company’s consolidated financial statements as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through September 12, 2003 there were no disagreements, as that term is used in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its reports. No “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K, occurred during the Company’s fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through September 12, 2003.

On October 14, 2003, the Company appointed BDO Seidman, LLP as its independent accountants. The Audit Committee of the Registrant recommended the appointment. The Company had not consulted with BDO Seidman, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K during the Company’s fiscal years ended December 2002 and 2001, and the subsequent interim period through October 14, 2003.

ITEM 9A.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers

The information required by this item concerning our directors is incorporated by reference to the sections captioned “Election of Directors” contained in our Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the end of our fiscal year (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers.” The information required by this item concerning compliance with Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. The members of the Audit Committee are Ken Ludlum, William M. Moore, and David Nierenberg. Our Board of Directors has determined that Ken Ludlum is our designated audit committee financial expert. Mr. Ludlum is considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Conduct and Ethics

We have a code of conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller. This code of conduct and ethics is posted on our internet website. The internet address for our website is www.natus.com, and the code of conduct and ethics may be found in the “Governance” section of our “Investor” webpage.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding certain amendments to, or waivers from, provisions of this code of conduct and ethics by posting such information on our website, at the address and location specified above, or as otherwise required by The NASDAQ Stock Market.

ITEM 11.    Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Option Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,332,319	$4.32	4,778,135
Equity compensation plans not approved by security holders	—	—	—

Total	2,332,319	$4.32	4,778,135

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, and rights, 505,883 shares related to outstanding options under our 1991 Stock Option Plan, 1,336,436 shares related to outstanding options under our 2000 Stock Option Plan, 300,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, and 190,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 2,382,197 shares remained available for future issuance under our 2000 Stock Option Plan, 370,659 shares remained available for future issuance under our 2000 Director Option Plan, and 2,025,279 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under our 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the 2000 Employee Stock Purchase Plan.

Additional information required by this item is incorporated by reference to the Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

ITEM 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K

(a)(1)  Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2)  Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2003, 2002 and 2001

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2003
Allowance for doubtful accounts	$250	$201	$(56)	$395
Accrued warranty costs	$200	$192	$(94)	$298

Year ended December 31, 2002
Allowance for doubtful accounts	$239	$64	$(53)	$250
Accrued warranty costs	$542	$38	$(380)	$200

Year ended December 31, 2001
Allowance for doubtful accounts	$203	$37	$(1)	$239
Accrued warranty costs	$548	$172	$(178)	$542

(a)(3)  Exhibits

Exhibit No.	Exhibit Title

3.1.1	(b)	Certificate of Incorporation

3.1.2	(c)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(d)	Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(e)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

4.3	(e)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

Exhibit No.	Exhibit Title

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.7†	(b)	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy.

10.8.1	(f)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10†	(b)	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1†	(f)	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.2†	(a)	Letter Amendment dated February 5, 2004 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11		Reserved

10.14†	(b)	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16		Reserved

10.18		Reserved

10.19		Reserved

10.20		Reserved

10.21		Reserved

10.22		Reserved

10.23	(f)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(f)	Form of Employment Agreement between the Registrant and each of its executive officers

10.25	(a)	Severance Agreement and Release dated May 30, 2003 between the Registrant and Glenn Bauer

10.26	(a)	Transition Agreement and Release dated January 30, 2004 between the Registrant and Tim C. Johnson

10.27	(a)	Rent contract effective November 21, 2003 between Natus Japan and Maekawa Shikenki Seisakusho (Japanese to English translation)

16.1	(g)	Letter regarding change in certifying accountants

21.1	(b)	Subsidiaries

23.1	(a)	Independent Auditors’ Consent

23.2	(a)	Independent Auditors’ Consent

Exhibit No.	Exhibit Title
24.1	(a)	Power of Attorney (see page 49)

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(d)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.
(e)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003
(f)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003
(g)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2003

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated October 21, 2003 to report that the Company had appointed BDO Seidman, LLP as its independent auditors and a current report on Form 8-K dated November 12, 2003 to report the Company’s third quarter financial results.

(c) Exhibits

See Item 15(a)(3) above.

(d) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Carlos, California, on April 5, 2004.

NATUS MEDICAL INCORPORATED

By	/s/ Tim C. Johnson
Tim C. Johnson Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)

By	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Tim C. Johnson and Steven J. Murphy and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Tim C. Johnson (Tim C. Johnson)	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	April 5, 2004

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance (Principal Financial and Accounting Officer)	April 5, 2004

/s/ William New, Jr. (William New, Jr., M.D., Ph.D.)	Chairman of the Board of Directors	April 5, 2004

/s/ William M. Moore (William M. Moore)	Director	April 5, 2004

/s/ David Nierenberg (David Nierenberg)	Director	April 5, 2004

/s/ Ken Ludlum (Ken Ludlum)	Director	April 5, 2004

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of

Natus Medical Incorporated

We have audited the accompanying consolidated balance sheet of Natus Medical Incorporated and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natus Medical Incorporated and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    BDO Seidman, LLP

San Francisco, California

March 19, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Natus Medical Incorporated

We have audited the accompanying consolidated balance sheet of Natus Medical Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and of cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule for each of the two years in the period ended December 31, 2002 included in Item 15(a)(2) in the Annual Report on Form 10-K of the Company. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

San Jose, California

February 18, 2003

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$9,435	$17,768
Short-term investments	28,200	27,150
Accounts receivable, net of allowance for doubtful accounts of $395 and $250	5,682	5,395
Inventories	5,263	4,560
Prepaid expenses and other current assets	528	663

Total current assets	49,108	55,536
Property and equipment, net	2,668	2,247
Long-term investment	341	334
Deposits and other assets	111	162
Intangible assets	3,594	935
Goodwill	1,198	126

Total assets	$57,020	$59,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,659	$1,788
Accrued liabilities	2,229	2,460
Deferred revenue	500	405

Total liabilities	4,388	4,653

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 16,511,874 and 16,267,700	87,038	86,593
Deferred stock compensation	(33)	(219)
Accumulated deficit	(34,495)	(31,751)
Accumulated other comprehensive income	122	64

Total stockholders’ equity	52,632	54,687

Total liabilities and stockholders’ equity	$57,020	$59,340

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue	$31,602	$27,013	$27,401
Cost of revenue	13,247	12,270	10,843

Gross profit	18,355	14,743	16,558

Operating expenses:
Marketing and selling	12,775	13,728	12,863
Research and development	3,843	4,765	4,282
General and administrative	5,073	5,036	4,235

Total operating expenses	21,691	23,529	21,380

Loss from operations	(3,336)	(8,786)	(4,822)
Interest income	559	902	812
Interest expense	(16)	(10)	(39)
Other income, net	53	404	169

Loss before provision for income taxes, net	(2,740)	(7,490)	(3,880)
Provision for income tax (benefit)/expense	4	(38)	3

Net loss	(2,744)	(7,452)	(3,883)
Accretion of redeemable convertible preferred stock	—	—	763

Net loss attributable to common stockholders	$(2,744)	$(7,452)	$(4,646)

Basic and diluted net loss per share	$(0.17)	$(0.46)	$(0.62)

Common shares used in computing basic and diluted net loss per share	16,411	16,056	7,540

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2000	868,034	$2,902	$(1,532)	$(19,653)	$—	$(18,283)	$—
Accretion to redemption value on Series B, C and D redeemable convertible preferred stock				(763)		(763)
Initial public offering of common shares, net of issuance cost of $6,799	5,750,000	56,451				56,451
Conversion of preferred stock to common stock	8,931,534	25,989				25,989
Deferred stock compensation		332	(332)			—
Amortization of deferred stock compensation			1,097			1,097
Exercise of stock options	268,357	134				134
Employee stock purchase plan	46,745	199				199
Unrealized gain on available-for-sale short term investments					76	76	76
Foreign currency translation adjustment					12	12	12
Net loss				(3,883)		(3,883)	(3,883)

Comprehensive loss							$(3,795)

Balances, December 31, 2001	15,864,670	86,007	(767)	(24,299)	88	61,029	$—
Exercise of stock options	277,129	486				486
Employee stock purchase plan	125,901	178				178
Accelerated vesting of options		23	48			71
Amortization of deferred stock compensation			481			481
Cancellation of deferred stock compensation		(101)	19			(82)
Unrealized gain on available-for-sale short term investments					(58)	(58)	(58)
Foreign currency translation adjustment					34	34	34
Net loss				(7,452)		(7,452)	(7,452)

Comprehensive loss							$(7,476)

Balances, December 31, 2002	16,267,700	86,593	(219)	(31,751)	64	54,687	$—
Exercise of stock options	157,512	232				232
Employee stock purchase plan	86,662	269				269
Nonqualified Options Expense		3				3
Amortization of deferred stock compensation			178			178
Cancellation of deferred stock compensation		(59)	8			(51)
Unrealized gain on available-for-sale short term investments					(139)	(139)	(139)
Foreign currency translation adjustment					197	197	197
Net loss				(2,744)		(2,744)	(2,744)

Comprehensive loss							$(2,686)

Balances, December 31, 2003	16,511,874	$87,038	$(33)	$(34,495)	$122	$52,632

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(2,744)	$(7,452)	$(3,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,469	1,173	847
Loss on disposal of property and equipment	48	102	7
Amortization of deferred stock compensation	127	469	1,097
Changes in operating assets and liabilities:
Accounts receivable	401	(186)	(979)
Inventories	(553)	(962)	(1,392)
Other assets	135	(8)	(400)
Accounts payable	(329)	896	142
Accrued liabilities	(322)	(242)	8
Deferred revenue	(823)	93	(75)

Net cash used in operating activities	(2,591)	(6,117)	(4,628)

Investing activities:
Acquisition, net of cash acquired	(3,735)	—	(9)
Acquisition of property and equipment	(1,346)	(1,663)	(1,046)
Deposits and other assets	(5)	(1,021)	(72)
Purchases of short-term investments	(49,855)	(82,330)	(163,945)
Sales of short-term investments	48,666	77,857	141,589
Purchase of long-term investment	(7)	(7)	(6)

Net cash used in investing activities	(6,282)	(7,164)	(23,489)

Financing activities:
Issuance of common stock	504	664	59,156
Deferred offering costs	—	—	(1,383)
Borrowings on bank loans	—	—	2,000
Payments on borrowings	(161)	—	(2,000)

Net cash provided by financing activities	343	664	57,773

Exchange rate effect on cash and equivalents	197	34	14

Net increase (decrease) in cash and equivalents	(8,333)	(12,583)	29,670
Cash and cash equivalents, beginning of year	17,768	30,351	681

Cash and cash equivalents, end of year	$9,435	$17,768	$30,351

Non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$—	$—	$763
Forgiveness of convertible notes receivable and accounts receivable for acquisition of business	—	—	$189
Reversal of deferred stock compensation relating to cancellation of stock options	$(59)	$(101)	$—
Conversion of convertible preferred stock into common stock	—	—	$25,989
Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$10	$39
Cash paid for income taxes	$1	$2	$50

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. The Company develops, manufactures, and markets products for the identification, monitoring, treatment, and tracking of common medical disorders that may occur during the time from conception to a baby’s first birthday. The Company’s product lines include the ALGO newborn hearing screener, the neoBLUE Phototherapy device, the Neometrics Accuwell newborn metabolic screening products, the Neometrics newborn screening data management system, and the Nascor line of neonatal heatshields and oxygen delivery hoods.

On July 28, 2000, the Company created and incorporated a wholly owned subsidiary in Japan. On December 21, 2000, the Company created and incorporated a wholly owned subsidiary in the U.K.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements. Such estimates include allowances for potentially uncollectible accounts receivable, inventory reserve, use tax, valuation of intangibles, warranty costs, percentage of completion of installations of the Neometrics newborn screening data management system, and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue, net of discounts, from sales of medical devices, disposable supplies, and metabolic screening tests, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is probable. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from installations of the Neometrics newborn screening data management system, which are generally highly customized, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. The Company generally does not provide rights of return on products. The Company accepts trade-ins of its own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Short-Term Investments

The Company classifies its short-term investments as available-for-sale securities in accordance with the provision of the Statements of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income or expense.

Allowance for Doubtful Accounts

The Company must exercise judgment when assessing the sufficiency of its allowance for estimated uncollectible accounts receivable. These estimates are based on our historical collection experience within the markets in which the Company operates as well as assessment of average accounts receivable aging days and any other specific information of which the Company may be aware, such as bankruptcy filings or liquidity problems of its customers. Any future determination that the allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and reduce results of operations.

Certain Significant Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents and short-term investments consist of cash in bank accounts and investments in money market funds. To minimize its exposure to credit risk, the Company invests in highly liquid, high investment-grade financial instruments.

The Company sells its products primarily to hospitals and medical institutions. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated potential bad debt losses. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2003, 2002 or 2001.

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position, cash flows, and results of operations: ability to obtain additional financing; changes in domestic and international economic and/or political conditions or regulations; currency exchange rate fluctuations; fundamental changes in the technology; market acceptance of the Company’s products and products under development; changes in the overall demand for products offered by the Company; successful and timely completion of product development efforts; competitive pressures in the form of new product introductions by competitors or price reductions on current products; availability of necessary product components; inventory obsolescence; development of sales channels; litigation or other claims against or by the Company based on intellectual property, patent, product, regulatory, or other factors; and the hiring, training, and retention of key employees.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the years presented.

Long-Term Investment

At December 31, 2003, the Company has a $341,000 interest-bearing certificate of deposit with a bank that matures in April 2004. This investment has been assigned to a bank to guarantee a loan on the primary residence of an officer totaling $250,000 plus accrued interest. The guarantee is collateralized by 26,688 shares of our stock owned by the officer and held in escrow. Due to this arrangement, the Company has classified the investment as held-to-maturity. The estimated fair value of the long-term investment, using discounted cash flows is approximately $341,000 and $334,000 at December 31, 2003 and 2002, respectively.

During March 2004, in a series of nearly simultaneous transactions: (1) the officer placed into escrow additional shares of our common stock in an amount sufficient, at the then current market price, to fully collateralize the principle and interest of the loan, (2) the company purchased those shares from the officer at the then current market price and retired the shares, (3) the officer used the proceeds from sale of the shares to pay the loan in full, and (4) the bank released the assignment of certificate of deposit. The company expects to redeem the certificate of deposit when it matures in April 2004.

Advertising Costs

Advertising costs are expensed as incurred, and totaled $248,000 in 2003, $351,000 in 2002, and $513,000 in 2001.

Research and Development Costs

Costs incurred in research and development are charged to operations as incurred. Some of the Company’s products include certain software applications that are integral to the operation of the respective product. The costs to develop such software have not been capitalized, as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

Foreign Currency

The functional currency for the Company’s foreign subsidiaries is the local currency of the country where the subsidiary is located. Accordingly, translation adjustments for the Company’s subsidiaries are included as a component of accumulated other comprehensive income (loss).

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2003, net foreign currency transaction gains were approximately $5,000. In 2002, net foreign currency transaction gains were approximately $198,000. In 2001, net foreign currency losses were approximately $102,000. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar and the British Pound Sterling.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to report by major components and as a single total, the change in its net assets during the period from non-owner sources. The consolidated statement of comprehensive loss has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income at December 31, 2003 consisted of unrealized gains on available for sale securities and translation gains on foreign operations.

Net Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share. Potential shares of common stock to be issued upon exercise of options consist of the following: 2,332,319 at December 31, 2003, 2,368,819 at December 31, 2002, 1,920,929 at December 31, 2001.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The Company typically grants stock option awards at market value, consequently, no compensation expense is recorded. As more fully described in Note 7 to the financial statements, in 2001 a modification of existing stock options resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the modified options. The difference was recorded as deferred stock-based compensation in stockholders’ equity and is being amortized on a graded basis over the vesting period of the related options.

Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value method at the grant dates for awards under those plans, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net loss and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(2,744)	$(7,452)	$(4,646)
Add back amortization of deferred stock compensation, net of related tax effects	127	469	1,097
Less compensation expense for stock options, net of related tax effects	(1,916)	(1,893)	(1,545)

Pro forma net loss	$(4,533)	$(8,876)	$(5,094)

Basic and Diluted EPS:
As reported	$(0.17)	$(0.46)	$(0.62)

Pro forma	$(0.28)	$(0.55)	$(0.68)

As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share.

Reclassifications

Certain 2002 and 2001 amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. This interpretation addresses the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN No. 45 on December 31, 2002 and the recognition requirements on January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position, results of operations, EPS, or cash flows.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that are not required to consolidate, but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities established on or prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements apply in all financial statements issued after January 31, 2003. The Company does not hold any investments or interest that would be considered variable interest entities and, accordingly, the adoption of FIN No. 46 did not have any impact on the Company’s financial position, results of operations, EPS, or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying contract to conform to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 was not material to the Company’s financial position, results of operations, EPS, or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective beginning in the third quarter of 2003. The Company does not currently have any financial instruments within the scope of SFAS No. 150 and, accordingly, the adoption of SFAS No. 150 did not have any impact on the Company’s financial position, results of operations, EPS, or cash flows.

2—SHORT-TERM INVESTMENTS

At December 31, 2003, the weighted average maturities of the Company’s available-for-sale short-term investments was 102 days. The following table summarizes the estimated fair value of these securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Balances at December 31, 2003
U.S. Government agency bonds	$28,315	$38	$(153)	$28,200

Balances at December 31, 2002
U.S. Government agency bonds	$27,132	$146	$(128)	$27,150

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2003	2002
Raw materials and subassemblies	$2,654	$2,831
Finished goods	2,609	1,729

Total	$5,263	$4,560

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The balance at December 31, 2002 reflects a write-off of approximately $450,000 primarily related to excess CO-Stat inventory.

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2003	2002
Office furniture and equipment	$2,412	$1,769
Computer software and hardware	2,305	2,155
Demonstration and loaned equipment	2,072	1,458
Leasehold improvements	458	298

	7,247	5,680
Accumulated depreciation and amortization	(4,579)	(3,433)

Total	$2,668	$2,247

5—INTANGIBLE ASSETS

As of June 1, 2001, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that the Company evaluate these intangibles for impairment on an annual basis. We test our intangible assets for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value of these assets may be impaired. Management has completed the required annual impairment tests of goodwill and intangible assets with indefinite lives as proscribed by SFAS No. 142 and determined that recorded amounts were not impaired and that no write-down was necessary.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 12 to 21 years. The Company ceased amortization of goodwill at the beginning of 2002 when it adopted SFAS No. 142.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$241	$(147)	$94	$145	$(135)	$10
Licensed technology	2,453	(384)	2,069	1,126	(201)	925
Tradenames and customer relationships	1,508	(77)	1,431	—	—	—

Amortizable intangible assets.	4,202	(608)	3,594	1,271	(336)	935
Goodwill	1,226	(28)	1,198	154	(28)	126

Total amortizable intangibles assets and goodwill	$5,428	$(636)	$4,792	$1,425	$(364)	$1,061

A portion of our goodwill is denominated in the local currency of our foreign subsidiaries, and may fluctuate in carrying amount from period to period as the result in the changes in exchange rates between the U.S. Dollar and the respective local currency.

Expected annual amortization expense related to amortizable intangible assets is as follows:

December 31,
2004	$304
2005	289
2006	275
2007	250
Thereafter	2,476

Total expected annual amortization expense	$3,594

Amortization expense related to amortizable intangible assets is as follows:

	2003	2002	2001
Patents	$12	$25	$25
Licensed technology	183	75	—
Tradenames and customer relationships	77	—	—

Total amortization	$272	$100	$25

6—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2003	2002
Compensation and related benefits	$835	$1,134
Accrued state and local taxes	607	553
Warranty reserve	298	200
Accrued professional fees	80	138
Other	409	435

Total	$2,229	$2,460

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

7—RESERVE FOR PRODUCT WARRANTIES

The Company provides a one-year warranty on all medical device products. The Company also sells extended service agreements on its medical device products. Service for domestic customers is provided by a company-owned service center that performs all service, repair, and calibration services. Service for international customers is provided by a combination of company-owned facilities and third-party vendors on a contract basis.

The Company has accrued a warranty reserve for the expected future costs of servicing products during the initial one-year warranty period. Amounts are added to the reserve based on unit sales of various product lines. As warranty costs are incurred, they are relieved from the reserve.

Activity in the warranty reserve during the years ended December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Balance—Beginning of year	$200	$542
Aggregate changes in accruals related to new warranties	192	38
Aggregate reductions for repairs under warranty	(94)	(150)
Aggregate changes for accruals related to preexisting warranties	—	(230)

Balance—End of year	$298	$200

During the year ended December 31, 2002, the company recorded a reduction to the warranty reserve of approximately $230,000 to reflect improved warranty cost experience.

8—CONVERTIBLE AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Prior to the conversion, the Company had outstanding 1,241,841, 3,967,120, 2,490,181 and 1,232,392 shares of Series A convertible preferred stock and Series B, C and D redeemable convertible preferred stock, respectively. Changes in each class of convertible preferred stock from January 1, 2001 to December 31, 2003 are as follows (in thousands):

	Series A	Series B	Series C	Series D	Total
Balances, December, 31, 2000	$2,227	$12,478	$5,864	$4,657	$25,226
Accretion to redemption value on Series B, C and D redeemable convertible preferred stock	—	394	247	122	763
Conversion of preferred stock to common stock on initial public offering	(2,227)	(12,872)	(6,111)	(4,779)	(25,989)

Balances, December 31, 2001, 2002, and 2003	$—	$—	$—	$—	$—

9—STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share. On July 19, 2001, the Company completed an initial public offering of its shares pursuant to which it issued 5,750,000 common shares for proceeds of approximately $56,451,000, net of issuance costs.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 2003, no shares of preferred stock were issued and outstanding.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Stockholder Rights Plan

The Company adopted a Stockholder Rights Plan in September 2002 (the “Rights Plan”), as amended in October 2002 and February 2003. Pursuant to the Rights Plan, the Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the “Rights”) and each such Right has an exercise price of $23.00. The Rights become exercisable, unless redeemed by the Company, upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company’s Common Stock or the acquisition of a specified percentage of the Company’s Common Stock by a third party. Through December 31, 2003, the company had not exercised any of these rights.

Stock Option Plans

Effective August 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. Each year beginning January 1, 2002, the aggregate number of shares reserved under the 2000 Plan will automatically increase by the lesser of (i) 1,500,000, (ii) 7% of the shares of common stock outstanding at the end of preceding year, or (iii) an amount determined by the Board of Directors. On January 1, 2004, the number of shares reserved under the 2000 Plan increased by 1,155,796 shares. The 2000 Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants.

Under the 2000 Plan, incentive and nonqualified stock options may be issued at not less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options issued under the 2000 Plan become exercisable as determined by the Board of Directors and expire no more than ten years after the date of grant. Most options vest ratably over four years. For those optionees who, at the time the option is granted, own stock representing more than 10% of the voting power of all classes of stock of the Company, stock options may be issued at not less than 110% of the fair market value of the stock at the date of grant, and the options expire five years after the date of grant. At December 31, 2003, 2,382,197 shares were available for grant of future options under the 2000 Plan.

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

In addition, effective August 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). The Director Plan provides for an initial grant to new nonemployee directors of options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for six months. The Company reserved a total of 400,000 shares of common stock under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. At December 31, 2003, 370,659 shares were available for grant of future options under the Director Plan. On January 1, 2004, the number of shares reserved under the Director Plan increased by 85,557 shares.

A summary of option activity under various option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000 (699,317 shares exercisable at a weighted average exercise price of $0.87 per share)	1,685,513	$2.73
Granted (weighted average fair value of $6.57 per share)	547,500	$6.85
Exercised	(268,357)	$0.50
Cancelled	(43,727)	$4.91

Outstanding, December 31, 2001 (793,027 shares exercisable at a weighted average exercise price of $2.31 per share)	1,920,929	$4.16
Granted (weighted average fair value of $1.81 per share)	1,027,128	$3.77
Exercised	(340,407)	$1.46
Cancelled	(238,831)	$5.17

Outstanding, December 31, 2002 (884,263 shares exercisable at a weighted average exercise price of $3.41 per share)	2,368,819	$4.26
Granted (weighted average fair value of $2.10 per share)	653,516	$4.17
Exercised	(178,830)	$1.83
Cancelled	(511,186)	$4.75

Outstanding, December 31, 2003 (981,681 shares exercisable at a weighted average exercise price of $3.78 per share)	2,332,319	$4.32

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2003:

Range of Exercise Price	Number Outstanding as of 12/31/03	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/03
$ 0.2500 – $ 1.0000	152,560	3.24	152,560
$ 1.5000 – $ 1.5000	139,847	6.32	134,900
$ 1.8750 – $ 3.2610	169,691	7.21	77,275
$ 3.4500 – $ 3.4500	346,648	8.87	73,653
$ 3.4600 – $ 4.1490	483,580	8.87	146,418
$ 4.5000 – $ 4.9000	444,208	9.21	35,463
$ 5.6900 – $ 5.6900	59,000	7.81	31,960
$ 6.2500 – $ 6.2500	418,225	6.98	312,085
$ 10.000 – $11.0000	112,560	7.24	17,367
$14.3800 – $14.3800	6,000	7.64	—

$ 0.2500 – $14.3800	2,332,319	7.84	981,681

Fair values of the options granted under the stock option plans were estimated at grant dates using a Black-Scholes option pricing model. The Company used the multiple option award approach and the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected life in years—Stock options	5.5 years	5.5 years	5.5 years
Risk free interest rate—Stock options	2.7%	3.0%	4.5%
Expected volatility	54%	39%	118%
Dividend yield	None	None	None

Employee Stock Purchase Plan

In August 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance under the Purchase Plan. Each year, beginning January 1, 2003, the aggregate number of shares reserved for issuance under the Purchase Plan will automatically increase by a number of shares equal to the lesser of (i) 650,000, (ii) 4% of the shares of common stock

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

outstanding on the last day of the preceding fiscal year or (iii) an amount determined by the Board of Directors. The Purchase Plan adoption became effective at the time of the initial public offering. Under the Purchase Plan, eligible employees are allowed to have salary withholdings of up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. There were 86,662 shares issued under the Purchase Plan in 2003. At December 31, 2003, 2,025,279 shares were reserved for future issuance under the Purchase Plan. On January 1, 2004, the number of shares reserved under the Purchase Plan increased by 650,000 shares.

Deferred Stock Compensation

In connection with the grant of stock options to employees during the year ended December 31, 2001, the Company recorded deferred stock compensation of $2.7 million for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common shares subject to these options. This amount was recorded as a reduction of stockholders’ equity and is being amortized on a graded vesting method over the option vesting periods, which are generally four years.

During the years ended December 31, 2003, 2002 and 2001, deferred stock compensation amortization was $127,000, $469,000 and $1.1 million, respectively.

10—COMMITMENTS

Leases

The Company has entered into noncancelable operating leases for its facilities located in the U.S. through December 2005. Noncancelable operating leases for facilities located in the U.K. expire in 2004, and in Japan in 2007. Minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2004	$578
2005	606
2006	143
2007	43

Total minimum lease payments	$1,370

Rent expense totaled approximately $943,000, $827,000, and $745,000 in 2003, 2002, and 2001, respectively.

Purchase Commitments

The Company had various firm purchase commitments for inventory totaling approximately $10.4 million at December 31, 2003.

11—RESTRUCTURING

In September 2002, the Company recorded a restructuring charge of approximately $255,000 relating to an operating cost reduction plan that resulted in a reduction of 18 employees and the accrual of associated employee termination-related benefits. As of December 31, 2002, the Company had paid approximately $234,000 of costs related to the restructuring. During 2003, the Company paid immaterial amounts related to the restructuring. At June 30 2003, the Company determined that future payments related to the restructuring would be immaterial, and accordingly, adjusted the remaining liability of approximately $20,000 to zero.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

12—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$6,188	$5,553
Accruals deductible in different periods	1,253	945
Basis difference in fixed and intangible assets	693	580
Credit carryforwards	952	690
Employee benefits	247	279

Total net deferred tax assets	9,333	8,047
Valuation allowance	(9,333)	(8,047)

Total	$—	$—

The Company’s amount of income tax recorded differs from the amount using the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Federal statutory tax expense (benefit)	$(960)	$(2,621)	$(1,335)
State tax expense (benefit)	(158)	(430)	(219)
Valuation allowance	1,286	2,761	1,070
California net operating loss limitation	57	134	100
Stock compensation expense on incentive stock options	9	191	447
Adjustment of prior-year research and development credit	(228)	—	—
Other	(2)	(73)	(60)

Total expense (benefit)	$4	$(38)	$3

At December 31, 2003, the Company had federal net operating loss carryforwards of approximately $14.7 million and state net operating loss carryforwards of approximately $4.4 million available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2007 through 2023, and the state net operating loss carryforwards expire through 2011. At December 31, 2003, the Company had credit carryforwards available of approximately $600,000 for federal tax purposes that expire through 2023 and $352,000 for California tax purposes of which a portion will expire through 2009.

The extent to which the federal and California operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $9,333,000 and $8,047,000 were recorded during the years ended December 31, 2003 and 2002 respectively.

13—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in 2003, 2002 or 2001. Employer contributions vest ratably over four years from date of employment.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

14—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

The Company currently operates in one reportable segment and develops, manufactures, and markets products used by clinicians for the detection, monitoring, treatment, and tracking of common medical disorders that may occur during the time from conception to a baby’s first birthday. With the exception of our Neometrics data management system, the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all of the Company’s product lines. Our Neometrics data management system product line is differentiated from our other product lines in that it is not a medical device or related supply, and revenue is recognized under the percentage of completion basis. We acquired our Neometrics data management system product line on July 1, 2003.

Revenue from customers by geographic area is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenue:
United States	$24,471	$22,311	$22,683
Asia	3,085	2,396	3,410
All other	4,046	2,306	1,308

	$31,602	$27,013	$27,401

At December 31, 2003, long-lived assets located outside the U.S. owned by the Company’s foreign subsidiaries totaled approximately $448,000, and the remainder were located within the U.S. At December 31, 2002, the long-lived assets located outside the U.S. owned by the Company’s foreign subsidiaries totaled approximately $394,000, and the remainder were located within the U.S. At December 31, 2001, the long-lived assets located outside the U.S. owned by the Company’s foreign subsidiaries totaled approximately $150,000, and the remainder ere located within the U.S.

In 2003, 2002 and 2001, no sales to a single customer accounted for greater than 10% of revenue.

15—BUSINESS COMBINATIONS

In July 2003, the Company purchased substantially all of the assets of Neometrics, Inc. for $3.6 million in cash plus the assumption of certain liabilities. The agreement provides for additional consideration to be paid upon the first three anniversaries of the purchase date, subject to Neometrics achieving certain financial goals. The Company also capitalized $135,000 of direct costs related to the acquisition. The Neometrics newborn screening data management system consists of proprietary software that collects, tracks, manages, and reports newborn screening data to regional government health labs and national disease control centers. The Neometrics Accuwell metabolic screening products use blood samples taken from newborns to test for metabolic disorders such as Congenital Hypothyroidism, Phenylketonuria, Congenital Adrenal Hyperplasia, Gallactosemia, and Hemoglobinopathies, and is marketed to government health laboratories domestically and internationally. This acquisition enhances the Company’s core newborn screening business and complements its focus on providing products used to identify and monitor common medical disorders in newborns.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition:

Net assets acquired are as follows (in thousands):

Current assets	$838
Property, plant and equipment	322
Intangible assets	2,874
Goodwill	1,056
Other assets—long-term	15

Total assets acquired	$5,105

Current liabilities	$452
Deferred revenue	918

Total liabilities assumed	$1,370

Net assets acquired	$3,735

Intangible assets included in the purchase allocation consist of: (1) licensed technology of $1,366,000 allocated to the core modules of the Neometrics newborn screening data management system that has been assigned an economic life of 12 years, (2) tradenames of $390,000 that have been assigned an economic life of 15 years, and (3) customer relationships of $1,118,000 that have been assigned an economic life of 15 years. These amounts are net of related tax benefits. These intangible assets are being amortized over their economic lives using a graded method of amortization.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following unaudited pro forma combined results of operations of Natus Medical, Inc. for the years ended December 31, 2003, 2002 and 2001 are presented as if the acquisitions of Natus Medical, Inc. and Neometrics had occurred on the first day of the periods presented.

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Natus Medical, Inc. and Neometrics acquisition been consummated on such date, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Unaudited Pro Forma Information:

	Year ended December 31,
	2003	2002
	(in thousands, except per share data)
Combined Statements of Operations Data:
Revenue	$34,008	$32,990
Cost of revenue	14,832	16,772

Gross profit	19,176	16,218

Operating expenses:
Marketing and selling	12,972	14,012
Research and development	3,843	4,765
General and administrative	5,870	6,229

Total operating expenses	22,685	25,006

Loss from operations	(3,509)	(8,788)
Other income, net	596	1,296

Loss before provision for income taxes	(2,913)	(7,492)
Income tax (benefit) provision	11	(32)

Net loss attributable to common stockholders	$(2,924)	$(7,460)

Pro forma basic and diluted net loss per share	$(0.18)	$(0.46)

Shares used in computing pro forma basic and diluted net loss per share	16,411	16,056

16—INDEMNIFICATIONS

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2003.

17—SUBSEQUENT EVENTS

On January 30, 2004, the Company entered into a Transition Agreement and Release with Tim Johnson, the Company’s president, chief executive officer, chief operating officer, and director. Pursuant to the agreement, the Company and Mr. Johnson agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor. Pursuant to the agreement, Mr. Johnson continues to serve in his prior capacities until his successor has been named and begins work, which is defined as the “termination date”; on that date Mr. Johnson’s employment by the Company terminates. The agreement also contains a severance agreement, effective on the termination date, providing that, in exchange for covenants to not compete and to maintain confidentiality, Mr. Johnson will be paid his current salary and medical benefits for eighteen months thereafter. Also pursuant to the agreement, Mr. Johnson releases the Company from specified claims arising from his employment. The Company’s board of directors also announced that it had commenced a search to identify and retain a successor to Mr. Johnson. As the termination date has not yet occurred, and Mr. Johnson continues in his prior capacities, the company has not made an accrual for future costs related to the transition agreement.

EXHIBIT INDEX

Exhibit No.		Exhibit Title

3.1.1	(b)	Certificate of Incorporation

3.1.2	(c)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(d)	Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(e)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

4.3	(e)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.7†	(b)	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy.

10.8.1	(f)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10†	(b)	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1†	(f)	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.2†	(a)	Letter Amendment dated February 5, 2004 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11		Reserved

10.14†	(b)	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16		Reserved

Exhibit No.		Exhibit Title

10.18		Reserved

10.19		Reserved

10.20		Reserved

10.21		Reserved

10.22		Reserved

10.23	(f)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(f)	Form of Employment Agreement between the Registrant and each of its executive officers

10.25	(a)	Severance Agreement and Release dated May 30, 2003 between the Registrant and Glenn Bauer

10.26	(a)	Transition Agreement and Release dated January 30, 2004 between the Registrant and Tim C. Johnson

10.27	(a)	Rent contract effective November 21, 2003 between Natus Japan and Maekawa Shikenki Seisakusho (Japanese to English translation)

16.1	(g)	Letter regarding change in certifying accountants

21.1	(b)	Subsidiaries

23.1	(a)	Independent Auditors’ Consent

23.2	(a)	Independent Auditors’ Consent

24.1	(a)	Power of Attorney (see page 49)

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.

(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(d)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.
(e)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003
(f)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003
(g)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2003