Form 10-Q
period 2004-03-31
NATUS MEDICAL INC
filed 2004-05-13
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 7, 2004, was 16,691,657.

NATUS MEDICAL INCORPORATED

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2004	December 31, 2003(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,602	$9,435
Short-term investments	30,339	28,200
Accounts receivable, net of allowance for doubtful accounts of $408 and $395	4,426	5,682
Inventories	4,302	5,263
Prepaid expenses and other current assets	662	528

Total current assets	48,331	49,108

Property and equipment, net	2,942	2,668
Long-term investment	342	341
Deposits and other assets	75	111
Intangible assets	3,536	3,594
Goodwill	1,204	1,198

Total assets	$56,430	$57,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,543	$1,659
Accrued liabilities	2,433	2,229
Deferred revenue	326	500

Total current liabilities	4,302	4,388

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 16,648,677 and 16,511,874	87,143	87,038
Treasury stock	(307)	—
Deferred stock compensation	(18)	(33)
Accumulated deficit	(34,942)	(34,495)
Accumulated other comprehensive income	252	122

Total stockholders’ equity	52,128	52,632

Total liabilities and stockholders’ equity	$56,430	$57,020

(1)	Derived from the consolidated audited financial statements at December 31, 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue	$8,703	$6,661
Cost of revenue	3,895	2,512

Gross margin	4,808	4,149

Operating expenses:
Marketing and selling	2,971	3,057
Research and development	1,027	1,031
General and administrative	1,426	1,145

Total operating expenses	5,424	5,233

Loss from operations	(616)	(1,084)

Interest income	97	163
Interest expense	(3)	(3)
Other income, net	76	7

Loss before provision for income taxes	(446)	(917)
Provision for income taxes	1	—

Net loss attributable to common stockholders	$(447)	$(917)

Basic and diluted net loss per share	$(0.03)	$(0.06)

Shares used in computing basic and diluted net loss per share	16,579	16,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(447)	$(917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	408	316
Amortization of deferred stock compensation	15	64
Loss on disposal of assets	47	6
Changes in operating assets and liabilities:
Accounts receivable	1,256	992
Inventories	960	(727)
Prepaid expenses and other current assets	(134)	(251)
Accounts payable	(115)	(668)
Accrued liabilities and deferred revenue	29	(148)

Net cash provided by (used in) operating activities	2,019	(1,333)

Investing activities:
Acquisition of property and equipment	(672)	(61)
Deposits and other assets	32	25
Purchases of short-term investments	(17,491)	(15,774)
Sales of short-term investments	15,427	9,001
Purchase of long-term investments	(1)	(1)

Net cash used in investing activities	(2,705)	(6,810)

Financing activities:
Issuance of common stock	105	117
Purchase of treasury stock	(307)	—

Net cash provided by (used in) financing activities	(202)	117

Exchange rate effect on cash and cash equivalents	55	(111)

Net decrease in cash and cash equivalents	(833)	(8,137)
Cash and cash equivalents, beginning of period	9,435	17,768

Cash and cash equivalents, end of period	$8,602	$9,631

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3

Cash paid for income taxes	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated.

2—Comprehensive Loss

The following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(447)	$(917)
Unrealized gain (loss) on available-for-sale securities	75	(6)
Foreign currency translation adjustment	55	(111)

Comprehensive Loss	$(317)	$(1,034)

3—Inventories

Inventories consisted of (in thousands):

	March 31, 2004	December 31, 2003
Raw materials and subassemblies	$2,066	$1,983
Finished goods	2,236	3,280

Total	$4,302	$5,263

4—Reserve For Product Warranties

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

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4—Reserve For Product Warranties (Continued)

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial one-year warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where the Company does not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, they are relieved from the reserve.

Activity in the warranty reserve during the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
Balance—Beginning of period	$298	$200
Aggregate changes in accruals related to new warranties	67	19
Aggregate reductions for repairs under warranty	(32)	(22)

Balance—End of period	$333	$197

5—Basic and Diluted Net Loss Per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share. Options to purchase 2,557,735 and 2,268,187 shares of common stock for the three-month periods ending March 31, 2004 and 2003, respectively were not included in the computation of diluted net loss per share because the loss position would have rendered the additional shares antidilutive.

6—Stock-Based Compensation

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

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6—Stock-Based Compensation (continued)

The Company typically grants stock option awards at market value; consequently, no compensation expense is recorded. In 2001, options were granted at an exercise price deemed to be less than their fair market value which resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the options. The difference was recorded as deferred stock-based compensation in stockholders’ equity and is being amortized on a straight-line basis over the vesting period of the related options. Amounts amortized during the three months ended March 31, 2004 and 2003 (in thousands) are as follows:

	Three Months Ended March 31,
	2004	2003
Amortization of stock compensation included in:
Cost of revenue	$1	$8

Operating expenses
Marketing and selling	$9	$30
Research and development	1	4
General and administrative	4	22

Total	$14	$56

Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value method at the grant dates, consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company would have recorded additional compensation expense and its net income and earnings per share (“EPS”) would have been reduced to the pro forma amounts presented in the following table:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(447)	$(917)
Add: Stock based employee compensation, net of related tax effects	15	64
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(300)	(299)

Pro forma net loss	$(732)	$(1,152)

Basic and Diluted EPS:
As reported	$(0.03)	$(0.06)

Pro forma	$(0.04)	$(0.07)

7—Segment, Customer, and Geographic Information

The Company currently operates in one reportable segment and develops, manufactures, and markets products used by clinicians for the detection, monitoring, treatment, and tracking of common medical disorders that may occur during the time from conception to a baby’s first birthday. With the exception of the Neometrics data management system, the nature of the Company’s products and production processes as well as the type of customers and distribution methods are consistent among all of the Company’s product lines. While the Neometrics data management system is not a medical device or related supply, we believe over time it will

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7—Segment, Customer, and Geographic Information (continued)

become highly integrated with our other products in tracking information generated through detection, monitoring, and treatment. We acquired our Neometrics data management system product line on July 1, 2003.

Revenue from customers by geographic area is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenue:
United States	$6,426	$4,842
Europe and United Kingdom	1,466	747
All other	811	1,072

	$8,703	$6,661

For both the three months ended March 31, 2004 and 2003, no sales to a single end-user customer or distributor accounted for greater than 10% of total revenue.

8—Indemnifications

Under its bylaws, the Company has agreed to indemnify its directors and officers for certain events or occurrences arising as a result of their serving in such capacities. The Company has a directors and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2004.

9—Subsequent Events

In January 2004, the Company entered into a Transition Agreement and Release, including a severance agreement, with Tim C. Johnson, the Company’s former president and chief executive officer. Pursuant to the agreement, the Company and Mr. Johnson agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor. Mr. Johnson continued to serve in his prior capacities until his successor was appointed in April 2004, at which time Mr. Johnson’s employment by the Company terminated. Pursuant to the severance terms of the agreement, the Company expects to record a charge of approximately $518,000 during the three months ending June 30, 2004, representing the cost of maintaining Mr. Johnson’s salary and group health benefits for a period of eighteen months. Mr. Johnson joined the company in 1991 and had served in various executive capacities during his fourteen-year tenure with the company.

In addition, pursuant to the Transition Agreement and Release, upon Mr. Johnson’s termination from employment the provisions of certain stock options granted to him during his employment were modified, including the immediate vesting of any stock options not previously vested, and an extension to April 2007 of the time period to exercise certain stock option grants. Because both of these provisions are considered material modifications to the terms of the stock option grants, the Company expects to record a non-cash charge for stock compensation expense of approximately $350,000 during the three months ending June 30, 2004. The charge is based on the intrinsic value of the options on the date of the Transition Agreement and Release, which was January 30, 2004.

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

Overview

The following discussion and analysis supplement the management’s discussion and analysis in the company’s Annual Report on Form 10-K for the year ended December 31, 2003, and presume that readers have read or have access to the discussion and analysis in the company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion below of certain risks and uncertainties, and the cautionary forward-looking statements at the end of this section.

Natus Medical is dedicated to addressing the needs of the newborn medical market, or as we define it, the period from conception to a child’s first birthday. Within that interval, we have initially focused on products used by clinicians as they provide care to newborns in the critical minutes and hours after delivery and prior to discharge from the hospital. We call this space the “delivery-to-discharge” segment of the newborn medical market. Natus currently develops, manufactures, and markets products used by clinicians for the detection, monitoring, treatment, and tracking of common medical disorders in newborns.

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

We currently sell products that address clinical needs of newborns in five of these six areas of neonatal clinical assessment. Additionally, our Neometrics data management applications are designed to allow clinicians, hospitals, and state and federal governments to better manage information on each newborn’s care that is generated in the critical time period following delivery, including in particular the information pertaining to metabolic and hearing screening results. Our research and development efforts have identified other product opportunities for us in this market segment and we intend to develop and acquire technologies, products, or businesses that enable us to market additional products and services in the “delivery-to-discharge” market segment.

Our principal product lines consist of our ALGO screening products for hearing screening, our neoBLUE LED Phototherapy device (“neoBLUE”) for the treatment of jaundice, our Accuwell metabolic screening products used for the predictive indication of metabolic disorders, our Neometrics newborn screening data management system, our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and our line of neonatal oxygen delivery hoods and heatshields.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies used with our ALGO medical devices, our product line of oxygen delivery hoods and heatshields, our Accuwell metabolic screening products, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO and neoBLUE medical devices, and our Neometrics’ newborn screening data management system.

Domestic sales accounted for 74% and 73% of our revenue during the three months ended March 31, 2004 and 2003, respectively. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. We anticipate that international revenue will increase as a percent of revenue in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States (U.S.) We sell our products through a direct sales force in the U.S., through our subsidiary in the United Kingdom (U.K.), and to distributors in approximately 30 other countries. International sales made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices.

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

Application of Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United Sates of America (GAAP). In so doing, we must often make estimates and use assumptions that can be subjective, and consequently our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, and judgments could have a material affect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices and related supplies, and metabolic screening products, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is probable. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Payment terms are either open trade credit or export letter of credit. Revenue from our Neometrics newborn screening data management system, which is generally highly customized, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return or price protection on products, whether sold by our direct sales force or distributors. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

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

At March 31, 2004 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $326,000. Other advance payments from customers were not material at March 31, 2004. Our allowance for estimated uncollectible accounts receivable was $408,000 at March 31, 2004.

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

Carrying value of intangible assets

We amortize intangible assets with finite lives over their useful lives, which range from 5 to 15 years for licensed technology, customer relationships, and tradenames, and 21 years for patents. Any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their fair value could result in additional charges. We carry goodwill and any other intangible assets with indefinite lives at original cost but do not amortize them; any future determination that these assets are carried at amounts greater than their fair value could result in additional charges.

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

At March 31, 2004 we had intangible assets with a carrying value of approximately $4.7 million.

Liability for product warranties

Our medical device products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our medical device products during these service periods. We base the liability in part upon our historical experience; however, estimates of the costs to honor our warranties are often difficult to determine due to uncertainty surrounding the extent to which new products will require servicing and the costs that will be incurred to service those products. Until we have historical experience of the cost to honor warranties on new products, we base additions to the reserve on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating margins and results of operations.

At March 31, 2004 our reserve for product warranties was approximately $333,000.

Valuation allowance for deferred tax assets

We record a valuation allowance against our deferred tax assets, which result primarily from net operating loss and credit carryforwards that expire over time, and temporary differences between book and tax results that will reverse in the future. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the tax jurisdictions in which we operate. To the extent we establish a valuation allowance, or increase this allowance in a period, we include an offsetting expense within the tax provision in the consolidated statement of operations. Future income generation in these tax jurisdictions could lead to the reversal of these valuation allowances and additional income recognition.

At December 31, 2003, our net deferred tax assets were zero, net of a $9.3 million valuation allowance.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2004	2003
Revenue	100.0%	100.0%
Cost of revenue	44.7	37.7

Gross profit	55.3	62.3

Operating expenses:
Marketing and selling	34.1	45.9
Research and development	11.8	15.5
General and administrative	16.4	17.2

Total operating expenses	62.3	78.6

Loss from operations	(7.0)	(16.3)
Other income, net	1.9	2.5

Loss before provision for income taxes	(5.1)	(13.8)
Provision for income taxes	—	—

Net loss attributable to common stockholders	(5.1)	(13.8)

Three Months Ended March 31, 2004 and 2003

Revenue

Our revenue is derived almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue is derived from sales of disposable supplies for our ALGO hearing screening devices, our MiniMuffs, our line of neonatal oxygen delivery hoods and heatshields, our Accuwell reagents used for newborn metabolic screening, software maintenance agreements for our Neometrics data management system, as well as extended service agreements on our medical devices. Devices and systems revenue is derived from the sale of our ALGO and neoBLUE medical devices, and our Neometrics newborn screening data management system.

Our revenue increased $2.0 million, or 31%, to $8.7 million in the three months ended March 31, 2004, from $6.7 million in the same period in 2003. The Neometrics’ lines of business accounted for $920,000 of the increase, with the remainder resulting primarily from increased sales of our ALGO hearing screening and neoBLUE devices. Revenue from devices and systems increased $1.1 million, or 59%, to $2.9 million in the three months ended March 31, 2004, from $1.9 million in the same period in 2003. Revenue from supplies and services increased $1.0 million, or 22%, to $5.8 million in the three months ended March 31, 2004, from $4.8 million in the same period in 2003. Revenue from supplies and services were 66% of total revenue in the three months ended March 31, 2004, compared to 71% of total revenue in the same period in 2003.

Revenue from sales outside the U.S. was $2.3 million in the three months ended March 31, 2004, up from $1.8 million in the same period in 2003. In the three months ended March 31, 2004, revenue from Europe and the United Kingdom increased $719,000 to $1.5 million, revenue from Asia increased $96,000 to $688,000, and revenue from Oceania decreased $347,000 to $131,000. The reduction in revenue from Oceania resulted from decreased unit sales of our ALGO hearing screening devices. In the three months ended March 31, 2004, international sales of devices and systems increased $505,000 to $1.7 million, and international sales of supplies and services decreased $19,000 to $560,000. The reduction in international sales of supplies and services resulted primarily from reduced supply sales in Japan. In January 2004 we changed our distribution method in Japan, which resulted in lower average selling prices of our ALGO hearing screening supplies, however, the reduction in revenue was offset by decreased costs of operating our Japanese subsidiary.

No end-user customer or distributor accounted for more than 10% of our revenue in either the three months ended March 31, 2004 or 2003.

Cost of Revenue

Cost of revenue includes the cost of materials, personnel expenses, packaging and shipping costs net of related revenue, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue increased $1.4 million to $3.9 million in the three months ended March 31, 2004, from $2.5 million in the same period in 2003. The increase was about equally attributable to incremental costs of our Neometrics lines of business and materials costs on our other products. Cost of revenue as a percent of total revenue was 45% in the three months ended March 31, 2004, compared with 38% reported in the same period in 2003. The increase in the cost of revenue percentage was primarily associated with cost overruns on several Neometrics data management system installations. In particular, during the three months ended March 31, 2004, we had a cost overrun in completing an upgrade of one data management system that was covered under a long-term maintenance agreement for which associated revenue had been recognized ratably during previous periods. In addition, we recorded increases to reserves for inventory and warranty costs of approximately $159,000 and $40,000 respectively, which contributed to the increased cost of revenue percentage; we did not record any increases to these reserves in the three months ended March 31, 2003.

Operating Expenses

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Our marketing and selling expenses decreased $86,000, or 3%, to $3.0 million in the three months ended March 31, 2004 from $3.1 million in the same period in 2003. In the three months ended March 31, 2004 compared to the same period in 2003, we experienced reduced costs of operating our Japanese subsidiary of approximately $210,000. Additionally, we have completed a promotional offer to transition customers to our Flexicoupler earphones supply and patient cables for our ALGO newborn hearing screener, for which we incurred costs in 2003. These costs savings were offset by increases in sales commissions, and selling costs associated with our Neometrics business lines.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Our research and development expenses decreased by $4,000 and were $1.1 million in the three months ended March 31, 2004 and 2003. We incurred increased costs relating to our Neometrics business lines, which were offset by a reduction in the cost of outside consultants.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses increased $281,000, or 25%, to $1.4 million in the three months ended March 31, 2004 from $1.1 million in the same period in 2003. Approximately half of the cost increase was associated with our Neometrics business lines. In addition, recruiting costs contributed to approximately $84,000 of the increase, with the remainder resulting primarily from increased salary costs.

We recorded aggregate amortization of deferred stock compensation of $15,000 and $64,000 in the three months ended March 31, 2004 and 2003, respectively. A portion of the deferred stock compensation was included in cost of revenue, with the remainder allocated to operating expenses.

Other income and expenses consist of interest income, interest expense, net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses. Other income and expenses were $170,000 in the three months ended March 31, 2004, compared to $167,000 for the same period in 2003.

Foreign currency gains were $30,000 in the three months ended March 31, 2004, compared with losses of $3,000 during the same period in 2003. The net gains and losses resulted primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Japan. Unrealized translation gains and losses are not included in net income, but are reported as a component of other comprehensive income.

Liquidity and Capital Resources

As of March 31, 2004, we had cash, cash equivalents, and short-term investments of $38.9 million, stockholders’ equity of $52.1 million, and working capital of $44.0 million, compared with cash, cash equivalents, and short-term investments of $37.6 million, stockholders’ equity of $52.6 million, and working capital of $44.7 million as of December 31, 2003.

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2004, compared with net cash used in operating activities of $1.3 million for the same period in 2003. Our net loss for the three months ended March 31, 2004 was $470,000 less than the loss during the comparable period in 2003. The reduction in inventories in 2004 resulted primarily from carrying less quantity of our ALGO Flexicoupler disposable supply product at March 31, 2004 than at the end of 2003, when we temporarily increased inventory levels of the product because our primary supplier was in the process of moving their production facility. Our accounts receivable typically decrease during our first quarter compared to the end of the fourth quarter, because of the magnitude and timing of orders shipped during the fourth quarter.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2004 compared to $6.8 million for the same period in 2003. Net cash used in investing activities in both periods was primarily the result of purchasing short-term investments in excess of those that were redeemed. Because of our investment policy, the types of investments we may make are limited. Primarily all of our short-term investments are available-for-sale securities with maturities of less than fifteen months, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions.

We had no material capital expenditure commitments as of March 31, 2004. At March 31, 2004, we had a $342,000 interest-bearing certificate of deposit classified as a hold to maturity investment that was redeemed when it matured in April 2004.

Pursuant to the terms of the transition agreement between the Company and Tim C. Johnson, during the three months ending June 30, 2004 we expect to record an obligation of approximately $518,000 that will be payable over an eighteen month period beginning in April 2004.

Net cash used in financing activities was $202,000 for the three months ended March 31, 2004, compared to net cash provided by financing activities of $117,000 for the same period in 2003. The purchase of treasury stock during the three months ended March 31, 2004 was related to the transition agreement between the Company and Tim C. Johnson; we have no plans to purchase additional treasury stock.

Our future liquidity and capital requirements will depend on numerous factors, including:

•	Amount and timing of revenue

•	Extent to which our existing and new products gain market acceptance

•	Extent to which we make acquisitions

•	Cost and timing of expansion of product development efforts and the success of these development efforts

•	Cost and timing of expansion of marketing and selling activities

•	Available borrowings under line of credit arrangements and the availability of other means of financing

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

We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	Continue to invest in research and development to enhance our ALGO hearing screening and neoBLUE phototherapy devices, and other products and technologies

•	Develop additional applications for our current technology

•	Increase our marketing and selling activities, particularly outside the U.S.

•	Increase the size and number of locations of our customer support organization, particularly outside the U.S.

•	Develop additional infrastructure and hire required management and other employees to keep pace with our growth

As a result of these possible increased expenses, we may need to generate significantly higher revenue to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it.

We have relied, and expect to continue to rely, on sales of our ALGO hearing screening product family for the majority of our revenue, and a decline in sales of these products could cause our revenue to fall

We expect that the revenue from our ALGO hearing screening product family will continue to account for a majority of our revenue for at least the next eighteen months. Any factors adversely affecting the pricing of our

ALGO hearing screening devices and related supplies or demand for our ALGO hearing screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

Our operating results may decline if we do not succeed in developing, acquiring, and marketing additional newborn products or improving our existing products

We intend to develop and acquire additional products and technologies for the detection, treatment, monitoring and tracking of common medical conditions in infants and pregnant women. Developing and acquiring new products, and improving our existing products, to meet the needs of neonatologists, audiologists, pediatricians and nurses requires significant investments in research and development. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

We have very limited experience selling and marketing products other than our ALGO hearing screening products, and our failure to develop and manage our sales force or to effectively market and sell our Neometrics products and services, our neoBLUE phototherapy device, or our other products could limit our revenue growth

Our sales force has limited experience selling our Neometrics newborn screening data management system and metabolic screening products, and our neoBLUE phototherapy device, and our other products, and we cannot predict how successful our sales force will be in selling them, and other products we may develop or acquire, in the future. In order to successfully introduce and penetrate the market for these and other products, we must successfully sell them to hospital administrators and government agency purchasing managers who may not be familiar with our ALGO hearing screening products and who may make purchasing decisions on factors that are different from those that our sales people are accustomed to. We market almost all of our newborn hearing screening products in the U.S. through a direct sales force. There are significant risks involved in building and managing our sales force to effectively sell more diverse lines of products and services. We may be unable to hire and retain a sufficient number of qualified sales people with the skills and training to sell our product line effectively.

In order to accurately recognize revenue on long-term development and implementation contracts associated with our Neometrics newborn screening database management system, we must be able to accurately estimate the total cost of completing a project. In arriving at these estimates, we must make assumptions about future costs that may prove to be inaccurate.

We recognize revenue from our Neometrics newborn screening data management system, which is generally highly customized, on the percentage of completion basis over the development and implementation period of the associated installation. The development and implementation period typically ranges from six to eighteen months. In order to determine percentage of completion, we must be able to accurately estimate the total cost of the development and implementation process. If our estimates of the future costs to be incurred are understated, our future gross margin would be negatively impacted, and the impact could be material to our results of operations.

If we fail in our efforts to educate physicians, government agency personnel, and third-party payors on the effectiveness of our products we will not achieve our expected future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon physician, government agency, and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity, and specificity of our products. We believe that physicians may not use our products unless they determine, based on published peer-reviewed journal articles, long-term clinical data, and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. For instance, there are currently alternative neonatal hearing screening products which may be less expensive or may be quicker on a per test basis than our ALGO devices. With respect to our neoBLUE phototherapy device, initial data from clinical research suggests that the device may be more effective in treating hyperbilirubinemia than other currently marketed phototherapy products. However, we cannot be certain that clinical studies will produce results that are favorable to our neoBLUE product. Physicians are traditionally slow to adopt new products, testing practices, and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies, and hospital administrators do not adopt our products, we may be unable to sustain our revenue or achieve and maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

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

The domestic market for our ALGO screening products is maturing, and our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

The domestic market for our ALGO screening products is maturing and we plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We must expand the number of distributors who sell our products, or increase our direct international presence, to significantly penetrate international markets. We have only begun over the past three years to significantly develop our distributor and direct sales force outside the U.S., where we currently maintain a direct sales force only in the U.K., and increasing our direct sales presence in the U.K. or elsewhere will require us to incur higher personnel and operating costs that may not result in additional revenues. A higher percentage of our sales to international distributors could also impair our revenues due to discount prices that we customarily make available to distributors. We may not realize corresponding growth in revenue from growth in international sales, due to the higher costs of sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During 2002, we experienced delays on the part of a supplier to provide us with volume production of our ALGO 3 screening Flexicoupler supplies. If these suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Incidents related to hazardous materials could adversely affect our business

Portions of our operations in our Portland, Oregon facility previously required the controlled use of hazardous and radioactive materials. Although we do not currently conduct operations that require us to use hazardous or radioactive materials, we have such materials in controlled storage on site in preparation for disposal. Our storage and disposal of such materials is subject to applicable state and federal laws and regulations. We believe our safety procedures for storage and disposal of such materials comply with applicable federal, state, and local regulations; however, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could adversely affect our business. Our storage and disposal of such waste potentially exposes us to environmental liability if, in the future, such storage or disposal is deemed to have violated such laws and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

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

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders

As of May 7, 2004, our executive officers, directors, principal stockholders and individuals or entities affiliated with them beneficially own in the aggregate approximately 46% of our outstanding common stock; one stockholder owns approximately 24%. If some or all of these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our development or acquisition of technologies, products or businesses, the future composition of our revenue, future revenue from international operations, international markets as a growth opportunity, the impact of adoption of accounting standards, acceptance of our products and the products of our competitors, fluctuation of our operating results and gross margins, expansion in and opportunities relating to international markets, future marketing and selling expenses, future operating results, warranty allowances, impact of our application of resources, spending relating to our products, sufficiency of future resources such as employees, future investments, identification of, investment in, and development of new products and enhancement of existing products, future liquidity and capital requirements, our investment policy, sufficiency of cash and cash equivalents and availability of funds, effect of and exposure to foreign currency exchange rates, market risk exposure, cost-effectiveness of our products, third-party reimbursement, consolidation of our industry and consequences of intellectual property disputes.

You are cautioned not to place undue reliance on forward-looking statements. Forward-looking statements are not guarantees of future performance. The forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in or incorporated by reference into this report. The following discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. The foregoing discussion and analysis also should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell those products primarily in the United States, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In January 2001 we established a distribution subsidiary in the United Kingdom, and in July 2001 we established a distribution subsidiary in Japan. Revenue and expenses of our U.K. subsidiary are generally denominated in the local foreign currency. Expenses of our Japan subsidiary are generally denominated in the local currency. Beginning in January 2004 we began selling directly from our U.S. operations to our top-tier distributor in Japan; consequently, substantially all revenue for sales to our Japan top-tier distributor are now denominated in U.S. dollars. As our operations in the United Kingdom and Japan increase, we expect that our exposure to foreign currency fluctuations will increase. Changes in exchange rates may also affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and could make our products less competitive in those countries. If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the three months ended March 31, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at March 31, 2004.

We do not use derivative financial instruments for speculative or trading purposes. However, the fair value of our available-for-sale securities is sensitive to changes in interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2004, the fair value of our portfolio would decline by an immaterial amount. At March 31, 2004 our available-for-sale securities consist of federal agency bonds with maturities of less than fifteen months.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2004. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds

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

During the three months ended March 31, 2004, we used proceeds from our initial public offering to purchase equipment costing approximately $672,000 and for working capital needs.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.28	Employment Agreement between the Company and James B. Hawkins dated April 12, 2004.

31.1	Certification of Principal Executive Officer pursuant Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a current report on Form 8-K dated January 30, 2004 announcing the resignation of our president and chief executive officer and a current report on Form 8-K dated February 26, 2004 to report the Company’s fourth quarter and year end financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 13, 2004	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2004	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance (Principal Financial Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.
10.28	Employment Agreement between the Company and James B. Hawkins dated April 12, 2004.

31.1	Certification of Principal Executive Officer pursuant Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.