Form 10-Q
period 2004-06-30
NATUS MEDICAL INC
filed 2004-08-13
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 9, 2004, was 17,059,561.

NATUS MEDICAL INCORPORATED

		Page No.
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the three months ended June 20, 2004 and 2003 and the six months ended June 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION	32
Item 2.	Changes in Securities and Use of Proceeds	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,897	$9,435
Short-term investments	32,744	28,200
Accounts receivable, net of allowance for doubtful accounts of $421 and $395	4,466	5,682
Inventories	3,956	5,263
Prepaid expenses and other current assets	449	528

Total current assets	47,512	49,108

Property and equipment, net	2,355	2,668
Long-term investment	—	341
Deposits and other assets	47	111
Intangible assets	3,448	3,594
Goodwill	1,194	1,198

Total assets	$54,556	$57,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,596	$1,659
Accrued liabilities	3,503	2,229
Deferred revenue	312	500

Total current liabilities	5,411	4,388

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 16,752,117 and 16,511,874	87,839	87,038
Treasury stock	(307)	—
Deferred stock compensation	(7)	(33)
Accumulated deficit	(38,567)	(34,495)
Accumulated other comprehensive income	187	122

Total stockholders’ equity	49,145	52,632

Total liabilities and stockholders’ equity	$54,556	$57,020

(1)	Derived from the consolidated audited financial statements at December 31, 2003.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$8,398	$7,063	$16,969	$13,724
Cost of revenue	3,748	2,848	7,506	5,360

Gross margin	4,650	4,215	9,463	8,364

Operating expenses:
Marketing and selling	3,110	3,428	6,081	6,485
Research and development	1,072	820	1,978	1,851
General and administrative	2,655	1,338	4,024	2,483
Restructuring	776	—	776	—

Total operating expenses	7,613	5,586	12,859	10,819

Loss from operations	(2,963)	(1,371)	(3,396)	(2,455)
Interest income	99	165	196	328
Interest expense	—	(3)	(3)	(6)
Other income (expense), net	(177)	15	(101)	22

Loss before provision for income taxes	(3,041)	(1,194)	(3,304)	(2,111)
Provision for income taxes	—	1	1	1

Loss from continuing operations	(3,041)	(1,195)	(3,305)	(2,112)
Discontinued operations	(584)	—	(767)	—

Net loss	$(3,625)	$(1,195)	$(4,072)	$(2,112)

Basic and diluted net loss per share from continuing operations	$(0.18)	$(0.07)	$(0.20)	$(0.13)

Basic and diluted net loss per share	$(0.22)	$(0.07)	$(0.24)	$(0.13)

Shares used in computing basic and diluted net loss per share	16,638	16,360	16,673	16,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net loss from continuing operations	$(3,305)	$(2,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	809	617
Stock-based compensation	378	129
Loss on disposal of assets	175	6
Changes in operating assets and liabilities:
Accounts receivable	1,378	1,118
Inventories	1,256	(861)
Prepaid expenses and other current assets	82	(157)
Accounts payable	(79)	(387)
Accrued liabilities and deferred revenue	1,079	(6)

Net cash provided by (used in) continuing operations	1,773	(1,653)
Net cash used in discontinued operations	(406)	—

Net cash provided by (used in) operating activities	1,367	(1,653)

Investing activities:
Acquisition of property and equipment	(851)	(224)
Deposits and other assets	71	(3)
Purchases of short-term investments	(31,975)	(28,501)
Sales of short-term investments	27,500	25,611
Purchase of long-term investments	340	—

Net cash used in continuing operations	(4,915)	(3,117)
Net cash used in discontinued operations	(129)	—

Net cash used in investing activities	(5,044)	(3,117)

Financing activities:
Issuance of common stock	449	356
Purchase of treasury stock	(307)	—

Net cash provided by financing activities	142	356

Exchange rate effect on cash and cash equivalents	(3)	(74)

Net decrease in cash and cash equivalents	(3,538)	(4,488)
Cash and cash equivalents, beginning of period	9,435	17,768

Cash and cash equivalents, end of period	$5,897	$13,280

Non-cash investing and financing activities:
Reversal of deferred stock compensation relating to cancellation of stock options	$20	$—

Stock compensation relating to accelerated vesting of stock options	$352	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$—

Cash paid for income taxes	$1	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1—Basis of Presentation

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated.

Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(3,625)	$(1,195)	$(4,072)	$(2,112)
Unrealized gain (loss) on available-for-sale securities	(7)	(9)	68	(15)
Foreign currency translation adjustment	(58)	37	(3)	(74)

Comprehensive loss	$(3,690)	$(1,167)	$(4,007)	$(2,201)

2—Inventories

Inventories consisted of (in thousands):

	June 30, 2004	December 31, 2003
Raw materials and subassemblies	$1,987	$1,983
Finished goods	1,969	3,280

Total	$3,956	$5,263

3—Reserve For Product Warranties

The Company provides a one-year warranty on its medical device products. The Company also sells extended service agreements on its medical device products. Service for domestic customers is provided by a company-owned service center that performs all service, repair, and calibration services. Service for international customers is provided by a combination of company-owned facilities and third-party vendors on a contract basis.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3—Reserve For Product Warranties (Continued)

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

Activity in the warranty reserve during the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$333	$197	$298	$200
Aggregate changes in accruals related to new warranties	27	13	50	32
Aggregate reductions for repairs under warranty	(53)	(22)	(85)	(44)
Aggregate changes for accruals related to preexisting warranties	(107)	—	(63)	—

Balance, end of period	$200	$188	$200	$188

4—Basic and Diluted Net Loss Per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the respective period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share. Options to purchase 3,245,772 and 2,121,911 shares of common stock for the six month periods ending June 30, 2004 and 2003, respectively were not included in the computation of diluted net loss per share because the loss position would have rendered the additional shares antidilutive.

5—Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Transactions Involving Stock Compensation —an Interpretation of APB Opinion No. 25. The Company accounts for stock-based awards to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5—Stock-Based Compensation (continued)

The Company typically grants stock option awards at market value; consequently, no compensation expense is recorded. In 2001, options were granted at an exercise price deemed to be less than their fair market value which resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the options. The difference was recorded as deferred stock-based compensation in stockholders’ equity and is being amortized on a straight-line basis over the vesting period of the related options, with prior period charges being reversed in the current period to the extent that vested options expire unexercised.

During the three months ended June 30, 2004, we recorded stock compensation expense totaling $352,000 related to modification of the terms of certain stock options granted to the Company’s former chief executive officer.

Stock-based compensation during the three and six months ended June 30, 2004 and 2003 (in thousands) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock-based compensation included in:
Cost of revenue	$—	$9	$1	$17

Operating expenses:
Marketing and selling	(9)	31	—	61
Research and development	(1)	3	—	7
General and administrative	352	22	356	44

Operating expenses total	342	56	356	112

Total	$342	$65	$357	$129

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(3,625)	$(1,195)	$(4,072)	$(2,112)
Add: Stock based employee compensation, net of related tax effects	342	65	357	129
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(757)	(372)	(1,047)	(670)

Pro forma net loss	$(4,040)	$(1,502)	$(4,762)	$(2,653)

Basic and diluted EPS
As reported	$(0.18)	$(0.07)	$(0.20)	$(0.13)

Pro forma	$(0.24)	$(0.09)	$(0.29)	$(0.16)

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6—Segment, Customer, and Geographic Information

The Company currently operates in one reportable segment, developing, manufacturing, and marketing products used by clinicians for the detection, monitoring, treatment, and tracking of common medical disorders that may occur during the time from conception to a baby’s first birthday. With the exception of the Neometrics data management system, the nature of the Company’s products and production processes as well as the type of customers and distribution methods are consistent among all of the Company’s product lines. While the Neometrics data management system is not a medical device or related supply, we believe over time it will become highly integrated with our other products in tracking information generated through detection, monitoring, and treatment. We acquired our Neometrics data management system product line on July 1, 2003.

Revenue from customers by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
United States	$6,507	$5,284	$12,801	$10,126
Europe and United Kingdom	620	276	2,086	1,023
All other	1,271	1,503	2,082	2,575

Total	$8,398	$7,063	$16,969	$13,724

For both the three and six months ended June 30, 2004 and 2003, no sales to a single end-user customer or distributor accounted for greater than 10% of total revenue.

7—Indemnifications

Under its bylaws, the Company has agreed to indemnify its directors and officers for certain events or occurrences arising as a result of their serving in such capacities. The Company has a directors and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of June 30, 2004.

8—Restructuring Charges

For the three months ended June 30, 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that was initiated during the three months ended June 30, 2004. The initiative resulted in an immediate reduction of 24 employees and the accrual of associated employee termination-related benefits of $629,000. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was initiated in June 2004, including write-downs of capital assets, inventory, and prepaid expenses of $80,000, facilities related costs of $38,000, and liquidation service fees of $29,000.

As of June 30, 2004 approximately $538,000 of costs relating to the restructuring remain unpaid.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9—Discontinued Operations

In June 2004 the Company announced its intent to divest its Neogenesis line of products. The Company is currently seeking a buyer for the business. This component is accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, amounts in the Company’s financial statements and related notes for all periods shown reflect discontinued operations accounting.

During the three months ended June 30, 2004, the Company also recorded charges of $376,000 to write-down the cost basis of certain capital assets of the Neogenesis business line and $50,000 to reduce inventory to market value.

The amounts of revenue and costs reported in discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$147	$—	$368	$—
Cost of revenue (including $50 inventory write-down)	242	—	468	—

Gross margin	(95)	—	(100)	—
Operating expenses (including $376 asset write-down)	489	—	667	—

Discontinued operations	$(584)	$—	$(767)	$—

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

We currently sell products that address clinical needs of newborns in five of these six areas of neonatal clinical assessment. Additionally, our Neometrics data management applications are designed to allow clinicians, hospitals, and state and federal governments to better manage information on each newborn’s care, including in particular the information pertaining to metabolic and hearing screening results. Our research and development efforts have identified other product opportunities for us in this market segment and we intend to develop and acquire technologies, products, or businesses that enable us to market additional products and services in the “delivery-to-discharge” market segment.

Our principal product lines consist of our ALGO screening products for hearing screening, our neoBLUE LED Phototherapy device (“neoBLUE”) for the treatment of jaundice, our Neometrics newborn screening data management system, our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and our line of neonatal oxygen delivery hoods and heatshields.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies used with our ALGO medical devices, our product line of oxygen delivery hoods and heatshields, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO and neoBLUE medical devices, and our Neometrics’ newborn screening data management system.

Domestic sales accounted for 77% and 75% of our revenue during the three months ended June 30, 2004 and 2003, respectively, and 75% and 74% of our revenue during the six months ended June 30, 2004 and 2003, respectively. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. We anticipate that international revenue will increase as a percent of revenue in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States (U.S.) We sell our products through a direct sales force in the U.S., through our subsidiary in the United Kingdom (U.K.), and to distributors in approximately 30 other countries. International sales made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices.

Our net income or loss can be markedly impacted by our decisions regarding the level of resources applied to our business. We make these decisions on the basis of sales forecasts, expected customer orders, economic conditions, and other factors. These costs are primarily personnel and facilities costs that are relatively fixed in the short-term and directly impact net income.

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

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices and related supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is probable. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Payment terms are either open trade credit or export letter of credit. Revenue from our Neometrics newborn screening data management system, which is generally highly customized, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Payments received from customers prior to revenue recognition are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return or price protection on products, whether sold by our direct sales force or distributors. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate as well as assessment of our average accounts receivable aging days and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Any future determination that our allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and adversely affect our results of operations.

At June 30, 2004 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $312,000. Other advance payments from customers were not material at June 30, 2004. Our allowance for estimated uncollectible accounts receivable was $421,000 at June 30, 2004.

Inventory is carried at the lower of cost or market value

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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value of these assets may be impaired. Similarly, we test our definite-lived intangible assets whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value exceeding market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which could have a significant impact on our operating results.

A portion of our goodwill is denominated in the local currency of our foreign subsidiaries, and may fluctuate in carrying amount from period to period as the result in the changes in exchange rates between the U.S. dollar and the respective local currency.

At June 30, 2004 we had intangible assets with a carrying value of approximately $4.6 million.

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

At June 30, 2004 our reserve for product warranties was approximately $200,000.

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

At June 30, 2004, our net deferred tax assets were zero, net of a $9.3 million valuation allowance.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.6	40.3	44.2	39.1

Gross profit	55.4	59.7	55.8	60.9

Operating expenses:
Marketing and selling	37.0	48.5	35.8	47.2
Research and development	12.8	11.6	11.7	13.5
General and administrative	31.6	19.0	23.7	18.1
Restructuring	9.3	—	4.6	—

Total operating expenses	90.7	79.1	75.8	78.8

Loss from operations	(35.3)	(19.4)	(20.0)	(17.9)
Other income, net	(0.9)	2.5	0.5	2.5

Loss before provision for income taxes	(36.2)	(16.9)	(19.5)	(15.4)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(36.2)	(16.9)	(19.5)	(15.4)
Discontinued operations	(7.0)	—	(4.5)	—

Net loss	(43.2)	(16.9)	(24.0)	(15.4)

Three and Six Months Ended June 30, 2004 and 2003

Revenue

Our revenue is derived almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue is derived from sales of disposable supplies for our ALGO hearing screening devices, our MiniMuffs, our line of neonatal oxygen delivery hoods and heatshields, software maintenance agreements for our Neometrics data management system, as well as extended service agreements on our medical devices. Devices and systems revenue is derived from the sale of our ALGO and neoBLUE medical devices, and our Neometrics newborn screening data management system.

Our revenue increased $1.3 million, or 19%, to $8.4 million in the three months ended June 30, 2004, from $7.1 million in the same period in 2003. The Neometrics business line contributed to $779,000 of this increase, with the remainder resulting primarily from increased sales of our ALGO hearing screening and neoBLUE devices. Our revenue increased $3.2 million, or 24%, to $17.0 million in the six months ended June 30, 2004, from $13.7 million in the same period in 2003.

Revenue from devices and systems increased $1.3 million, or 83%, to $3.0 million in the three months ended June 30, 2004, from $1.6 million in the same period in 2003. Revenue from devices and systems increased $2.5 million, or 73%, to $6.0 million in the six months ended June 30, 2004, from $3.5 million in the same period in 2003. Revenue from supplies and services was $5.3 million in both the three months ended June 30, 2004 and 2003. Revenue from supplies and services increased $711,000, or 7%, to $10.8 million in the six months ended June 30, 2004, from $10.0 million in the same period in 2003. Revenue from supplies and services were 64% of total revenue in the three months ended June 30, 2004, compared to 76% of total revenue in the same period in 2003. Revenue from supplies and services were 63% of total revenue in the six months ended June 30, 2004, compared to 73% of total revenue in the same period in 2003. For all of the amounts presented above, revenue from the Neogenesis product line has been excluded and is reported in discontinued operations.

Revenue from sales outside the U.S. was $1.9 million in the three months ended June 30, 2004, up from $1.8 million in the same period in 2003, and was $4.2 million in the six months ended June 30, 2004, up from $3.6 million in the same period in 2003. In the three months ended June 30, 2004, revenue from Europe and the United Kingdom increased $344,000 to $620,000, revenue from Asia decreased $188,000 to $1.1 million, and revenue from Oceania decreased $66,000 to $146,000. The reduction in revenue from Asia was primarily related to a change in our distribution method in Japan, where we now sell directly from the U.S. to our top-tier distributor in Japan, rather than through our Japanese subsidiary, which we had done prior to 2004. This change resulted in lower average selling prices of some of our ALGO hearing screening products. The reduction in revenue from Oceania resulted primarily from decreased unit sales of our ALGO hearing screening devices. In the six months ended June 30, 2004, revenue from Europe and the United Kingdom increased $1.1 million to $2.1 million, revenue from Asia decreased $92,000 to $1.8 million, and revenue from Oceania decreased $413,000 to $277,000. In the six months ended June 30, 2004, international sales of devices and systems increased $820,000 to $2,8 million, and international sales of supplies and services decreased $204,000, to $1.3 million, both compared to the same period in 2003.

No end-user customer or distributor accounted for more than 10% of our revenue in either the three or six months ended June 30, 2004 or 2003.

Cost of Revenue

Cost of revenue includes the cost of material, personnel expenses, packaging and shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue increased $900,000, or 32%, to $3.7 million in the three months ended June 30, 2004 from $2.8 million in the same period in 2003. Our cost of revenue increased $2.1 million, or 40%, to $7.5 million in the six months ended June 30, 2004 from $5.4 million in the same period in 2003. The increases in both periods were primarily attributable to incremental costs of our Neometrics data management systems. Cost of revenue as a percent of total revenue was 45% in the three months ended June 30, 2004, compared with 40% reported in the three months ended June 30, 2003. Cost of revenue as a percent of total revenue was 44% in the six months ended June 30, 2004, compared with 39% reported in the six months ended June 30, 2003. The increase in the cost of revenue percentage was primarily associated with cost overruns on several Neometrics data management system installations. In particular, during the three and six months ended June 30, 2004, we had a cost overrun in completing an upgrade of one data management system that was covered under a long-term maintenance agreement for which associated revenue had been recognized ratably during previous periods. During the three months ended June 30, 2004, we also recorded increases to reserves for inventory of $155,000, which contributed to the increased cost of revenue percentage. We did not record an increase to the reserve for inventory in the three months ended June 30, 2003.

Operating Expenses

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Our marketing and selling expenses decreased $318,000, or 9%, to $3.1 million in the three months ended June 30, 2004 from $3.4 million in the same period in 2003. Our marketing and selling expenses decreased $404,000, or 6%, to $6.1 million in the six months ended June 30, 2004 from $6.5 million in the same period in 2003. In the three and six months ended June 30, 2004, we experienced reduced costs of operating our Japanese subsidiary of approximately $180,000 and $464,000 respectively. Additionally, we have completed a promotional offer to transition customers to our Flexicoupler earphones supply and patient cables for our ALGO newborn hearing screener, for which we incurred costs of $467,000 in the six months ended June 2003. These cost savings were offset by increased selling costs associated with our Neometrics data management system, including amortization of intangibles, as well as increased salaries and travel costs.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Our research and development expenses increased $252,000, or 31%, to $1.1 million in the three months ended June 30, 2004 from $820,000 in the same period in 2003. Our research and development expenses increased $127,000, or 7%, to $2.0 million in the six months ended June 30, 2004 from $1.9 million in the same period in 2003. We incurred increased costs relating to our Neometrics business lines. In addition, we wrote off the remaining cost basis of non-productive capital assets, primarily tooling and molds used in development activities. These cost increases were partially offset by a reduction in the cost of outside consultants.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses increased $1.3 million, or 98%, to $2.7 million in the three months ended June 30, 2004 from $1.3 million in the same period in 2003. During the three months ended June 30, 2004, and related to the departure of our former chief executive officer, which was announced in the first quarter of 2004, we recorded charges of $518,000 for salary and benefits costs, and $352,000 of stock compensation related to a modification of the terms of certain stock options granted to the individual. In addition, during the three months ended June 30, 2004, costs for outside services increased by $285,000 and insurance coverage costs increased by $87,000, both compared to the same period in 2003. We also incurred smaller increases in regulatory filing costs and local taxes. Our general and administrative expenses increased $1.5 million, or 62%, to $4.0 million in the six months ended June 30, 2004 from $2.5 million in the same period in 2003.

We recorded restructuring and other related costs of $776,000 during the three months ended June 30, 2004. The restructuring initiative, which was announced in June 2004, resulted in an immediate reduction of our workforce of 24 employees, and the accrual of severance and benefits related costs of $629,000. The remainder of the charge was related to the liquidation of our subsidiary in Japan, which we initiated in June 2004. Because we now sell directly from the U.S. to our top-tier distributor in Japan, we no longer need to maintain the Japan subsidiary.

We recorded stock-based compensation expense of $342,000 and $65,000 in the three months ended June 30, 2004 and 2003, respectively. We recorded stock-based compensation of $357,000 and $129,000 in the six months ended June 30, 2004 and 2003, respectively. Included in the three and six month amounts for 2004 was a charge of $352,000 related to a modification of the terms of certain stock options granted to the Company’s former chief executive officer. For the three months ended June 30, 2004 and 2003 respectively, total stock-based compensation of none and $9,000, was included in cost of revenue, and $342,000 and $56,000, was allocated to operating expenses. For the six months ended June 30, 2004 and 2003 respectively, $1,000 and $17,000, was included in the cost of revenue and $356,000 and $112,000, was allocated to operating expenses.

Other income and expense consists of net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $177,000 and net other income of $15,000 in the three months ended June 30, 2004 and 2003 respectively. We reported net other expense of $101,000 and net other income of $22,000 in the six months ended June 30, 2004 and 2003 respectively. We reported foreign exchange losses of $11,000 in the three months ended June 30, 2004, and reported foreign exchange gains of $1,000 in the three months ended June 30, 2003. We reported foreign exchange gains of $19,000 in the six months ended June 30, 2004, and reported foreign exchange losses of $2,000 in the six months ended June 30, 2003. Foreign exchange gains and losses resulted primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Asia. Unrealized translation gains and losses are not included in net income, but are reported as a component of other comprehensive income.

In June 2004, we announced our intent to divest the operations of our Neogenesis reagent product line and to seek a buyer for the business. Operating results of this line, reflecting a loss of $767,000 are presented as discontinued operations. Included in these results are charges of $376,000 to write-down the cost basis of certain capital assets, and $50,000 to reduce inventory to estimated market value.

As a result of the factors discussed above, we reported a net loss of $3.6 million, or $0.22 per diluted share for the three months ended June 30, 2004, as compared to a net loss of $1.1 million, or $0.07 per diluted share for the same period in 2003. We reported a net loss was of $4.1 million, or $0.24 per diluted share, for the six months ended June 30, 2004, as compared to a net loss of $2.1 million, or $0.13 per diluted share, for the same period in 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents, and short-term investments of $38.6 million, stockholders’ equity of $49.1 million and working capital of $42.1 million, compared with cash, cash equivalents, and short-term investments of $37.6 million, stockholders’ equity of $52.6 million and working capital of $44.7 million as of December 31, 2003.

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2004, compared with net cash used in operating activities of $1.7 million for the same period in 2003. Our net loss for the six months ended June 30, 2004 was $2.0 million greater than the loss during the comparable period in 2003, however, at June 30, 2004, inventories and accounts receivable were reduced by $1.4 million and $1.3 million respectively, compared to December 31, 2003. The reduction in inventories resulted primarily from carrying less of our ALGO Flexicoupler disposable supply product at June 30, 2004 than at the end of 2003, when we temporarily increased inventory levels of the product because our primary supplier was in the process of moving their production facility. Additionally, accrued liabilities increased by $1.1 million in the six months ended June 30, 2004, which was primarily related to our restructuring initiative.

Net cash used in investing activities was $5.0 million for the six months ended June 30, 2004 compared to $3.1 million for the same period in 2003. Net cash used in investing activities in both periods was primarily the result of purchasing short-term investments in excess of those that were redeemed. Because of our investment policy, the types of investments we may make are limited. Primarily all of our short-term investments are available-for-sale securities with maturities of less than fifteen months, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions.

We had no material capital expenditure commitments as of June 30, 2004.

Pursuant to the terms of the transition agreement between the Company and its former chief executive officer, we recorded an obligation of approximately $518,000 that is payable over an eighteen month period beginning in April 2004. As a result of our restructuring in June 2004, we have an additional obligation at June 30, 2004 for employee termination and employee-benefit related costs of $629,000, of which $373,000 is payable over a period of eleven months beginning in July 2004. We expect the remainder of the restructuring costs will be paid during the three months ending September 30, 2004.

Net cash provided by financing activities was $142,000 for the six months ended June 30, 2004, compared to $356,000 for the same period in 2003. Net cash provided by financing activities for both periods resulted from the proceeds of sale of our stock to employees pursuant to our stock option and employee stock purchase plans.

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

We believe that our current cash and cash equivalent balances, including short-term investments, any cash provided by or used in operations, and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. We intend to continue to invest in the development of new products, and enhancements to our existing products, and in both existing and new product distribution domestically and overseas. The factors will affect our future capital requirements and the adequacy of our available funds. In addition, even if our current funds are sufficient to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time, particularly if we invest significant amounts in the acquisition of businesses and products. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Risk Factors

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not attain profitability in the future

Since our inception, we have incurred significant net losses including net losses for the years 2001, 2002 and 2003, and we may incur net losses in the future. As of June 30, 2004, we had accumulated deficits of approximately $38.6 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

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

Many of these factors are beyond our control, and we believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period. Further, we cannot be certain that we will achieve profitability in the future. In addition, we experience seasonality in the sale of our products. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter, due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, many of which are government agencies. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. We anticipate that we will continue to experience these seasonal fluctuations, which may lead to fluctuations in our quarterly operating results.

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

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs, and we cannot assure you that we will not be adversely affected by our restructuring activities.

In the second quarter of 2004, we implemented a restructuring plan to more closely align our cost structure with our revenue. The plan included primarily the reduction of our workforce. The benefits that we expect to achieve from this restructuring are estimates only, and we may not achieve the full amount of cost savings that we have planned. If we do not meet our restructuring objectives, we may have to implement additional plans to reduce our operating costs, which could have an adverse effect on our financial results. Further, as part of the restructuring we terminated the employment of many employees who provided valuable services to us, and we cannot be assured that those employees who remain will be able to perform all of the functions that remain to be filled within the company without adversely affecting our business.

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

We have very limited experience selling and marketing products other than our ALGO hearing screening products, and our failure to develop and manage our sales force or to effectively market and sell our Neometrics products and services, our neoBLUE phototherapy device, or our other products could limit our revenue growth

Our sales force has limited experience selling our Neometrics newborn screening data management system, our neoBLUE phototherapy device, and our other products, and we cannot predict how successful our sales force will be in selling them, and other products we may develop or acquire, in the future. In order to successfully introduce and penetrate the market for these and other products, we must successfully sell them to hospital administrators and government agency purchasing managers who may not be familiar with our ALGO hearing screening products and who may make purchasing decisions on factors that are different from those that our sales people are accustomed to. We market almost all of our newborn hearing screening products in the U.S. through a direct sales force. There are significant risks involved in building and managing our sales force to effectively sell more diverse lines of products and services. We may be unable to hire and retain a sufficient number of qualified sales people with the skills and training to sell our product line effectively.

In order to accurately recognize revenue on long-term development and implementation contracts associated with our Neometrics newborn screening data management system, we must be able to accurately estimate the total cost of completing a project. In arriving at these estimates, we must make assumptions about future costs that may prove to be inaccurate.

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

There is only one Natus approved supplier that provides hydrogel, the adhesive used in many of our disposable products. A disruption in the supply of this adhesive could negatively affect our revenue. If we were unable to locate another supplier, it could significantly impair our ability to sell our products. In addition, we may be required to make new or supplemental filings with applicable regulatory authorities prior to our marketing a product containing new materials or produced in a new facility. If we fail to obtain regulatory approval to use a new material, we may not be able to continue to sell the affected products and revenue and operating results could suffer.

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 22%, 29% and 25% of our total revenue in the twelve months ended December 31, 2003, 2002 and 2001 respectively. Sales to members of group purchasing organizations accounted for approximately 39%, 47% and 35% of our total revenue in the twelve months ended December 31, 2003, 2002 and 2001 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

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

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO screener, MiniMuffs, or neoBLUE phototherapy device products, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

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

We experience intense competition from other medical device companies or state-funded programs, and this competition could adversely affect our revenue and our business

We sell our products in intensely competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to large multinational corporations, and their product offerings vary in scope and breadth. Our competitors may enjoy competitive advantages over us and they may be able to devote greater resources to the development, promotion, and sales of their products.

Our business could be harmed if our competitors establish cooperative relationships with large medical device vendors or rapidly acquire market share through industry consolidation or by bundling together, or with other products, their hearing screening, jaundice treatment, or data management systems, or other screening products

Large medical device vendors may acquire or establish cooperative relationships with our current competitors. We expect that the medical device industry will continue to consolidate. New competitors or alliances among competitors may emerge and rapidly acquire significant market share, which would harm our business and financial prospects.

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, and we acquired the assets of Neometrics Inc. and affiliated entities during 2003. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

•	Integration of the acquired products into our business

•	Integration of the personnel of the acquired company into our business

•	Failure to realize expected synergies

•	Failure of acquired products to achieve projected sales

•	Failure to maintain customers of, or other relationships existing with respect to, the acquired business

•	Failure to successfully develop the acquired technology into the desired products or enhancements

•	Assumption of unknown liabilities

•	Failure to understand and compete effectively in markets and with products or technologies with which we have limited previous experience

•	Write-off of goodwill and intangible assets related to such acquisitions

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

Our stock price may continue to be volatile

Our stock price has fluctuated, and may continue to fluctuate, for a number of reasons including:

•	Actual or anticipated variations in quarterly operating results

•	Failure to achieve, or changes in, financial estimates by securities analysts

•	Our ability to successfully commercialize our products

•	Announcements of technological or competitive developments by us or our competitors

•	Announcements regarding patent litigation or the issuance of patents to us or our competitors

•	Announcements regarding state screening mandates or third-party payor reimbursement policies

•	Regulatory developments regarding us or our competitors

•	Acquisitions or strategic alliances by us or our competitors

•	General market conditions, particularly for companies with a relatively small number of shares available for sale in the public market

Many of these factors, which can have a substantial impact upon the trading price of our stock, are beyond our control. Stock price fluctuations may be exaggerated for companies such as us where the trading volume of our common stock is relatively low. A significant change in the price of our common stock could subject us to securities litigation claims which could result in substantial expense and damage awards and divert our management’s attention from running our business.

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders

As of August 9, 2004, our executive officers, directors, principal stockholders and individuals or entities affiliated with them beneficially own in the aggregate approximately 46% of our outstanding common stock; one stockholder owns approximately 24%. If some or all of these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our development or acquisition of technologies, products or businesses; the future composition of our revenue; future revenue from international operations; international markets as a growth opportunity; the impact of adoption of accounting standards; warranty allowances; acceptance of our products and the products of our competitors; fluctuation of our operating results and gross margins; expansion in and opportunities relating to international markets; costs associated with operating in international markets; future marketing and selling expenses; benefits and objectives of restructuring initiatives; future operating results; intent to divest under-performing product lines; impact of our application of resources; spending relating to our existing products; future investments; development of new products and enhancement of existing products; acquisition of products, technologies, or businesses; liquidity and capital requirements; our investment policy; sufficiency of future resources such as employees, cash and cash equivalents, and availability of funds; effect of, and exposure to, foreign currency exchange rates; market risk exposure; cost-effectiveness of our products; third-party reimbursement; consolidation of our industry; and consequences of intellectual property disputes.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and sell those products primarily in the United States, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In January 2001 we established a distribution subsidiary in the United Kingdom, and in July 2001 we established a distribution subsidiary in Japan. Revenue and expenses of our U.K. subsidiary are generally denominated in the local foreign currency. Expenses of our Japan subsidiary are generally denominated in the local currency. Beginning in January 2004 we began selling directly from our U.S. operations to our top-tier distributor in Japan; consequently, substantially all revenue for sales to our Japan top-tier distributor are now denominated in U.S. dollars. As our operations in the United Kingdom and Japan increase, we expect that our exposure to foreign currency fluctuations will increase. Changes in exchange rates may also affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and could make our products less competitive in those countries. If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the six months ended June 30, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at June 30, 2004.

We do not use derivative financial instruments for speculative or trading purposes. However, the fair value of our available-for-sale securities is sensitive to changes in interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2004, the fair value of our portfolio would decline by an immaterial amount. At June 30, 2004 our available-for-sale securities consist of federal agency bonds with maturities of less than fifteen months.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2004. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2004, we used proceeds from our initial public offering to purchase equipment costing approximately $179,000, for working capital needs, and to fund discontinued operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

On June 11, 2004, we held our Annual Meeting of Stockholders. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 5, 2003. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1. Election of James B. Hawkins and Robert A. Gunst as Class III directors until the Annual Meeting of Stockholders in 2007 or until their successors are elected.

Nominee	In Favor	Withheld
James B. Hawkins	13,860,813	39,396
Robert A. Gunst	13,868,626	31,583

2. The ratification of the appointment of BDO Seidman, LLP as independent public accountants of the Company for the fiscal year ending December 31, 2004:

For	Against	Abstain
13,850,137	37,419	12,653

Other directors whose terms of office as Directors continued after the meeting are:

Director	Class	Term Expires
William New, Jr. M.D., Ph.D.	II	2006
William Moore	II	2006
Ken Ludlum	I	2005
Mark D. Michael	I	2005
Doris Engibous	II	2006

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

10.29	Agreement and General Release dated July 30, 2004 between the Registrant and George Ryan.

10.30	Agreement and General Release dated August 6, 2004 between the Registrant and Mark Foster.

31.1	Certification of Principal Executive Officer pursuant Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed a Current Report on Form 8-K dated April 13, 2004 to report the appointment of James B. Hawkins as president, chief executive officer, and a member of the board of directors of the Company.

We filed a Current Report on Form 8-K dated May 13, 2004 to report the Company’s financial results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 12, 2004	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 12, 2004	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.
10.29	Agreement and General Release dated July 30, 2004 between the Registrant and George Ryan.

10.30	Agreement and General Release dated August 6, 2004 between the Registrant and Mark Foster.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002