Form 10-Q
period 2004-09-30
NATUS MEDICAL INC
filed 2004-11-15
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 8, 2004, was 17,059,561.

NATUS MEDICAL INCORPORATED

		Page No.
PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the three months ended September 20, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6.	Exhibits	36
Signatures		37

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,662	$9,435
Short-term investments	23,078	28,200
Accounts receivable, net of allowance for doubtful accounts of $461 and $395	6,567	5,682
Inventories	4,379	5,263
Prepaid expenses and other current assets	513	528

Total current assets	45,199	49,108

Property and equipment, net	2,549	2,668
Long-term investment	—	341
Deposits and other assets	31	111
Intangible assets	7,415	3,594
Goodwill	1,700	1,198

Total assets	$56,894	$57,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,571	$1,659
Accrued liabilities	4,149	2,229
Deferred revenue	301	500

Total current liabilities	6,021	4,388

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 17,083,007 and 16,511,874	89,167	87,038
Deferred stock compensation	(2)	(33)
Accumulated deficit	(38,420)	(34,495)
Accumulated other comprehensive income	128	122

Total stockholders’ equity	50,873	52,632

Total liabilities and stockholders’ equity	$56,894	$57,020

(1)	Derived from the consolidated audited financial statements at December 31, 2003.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$9,011	$7,669	$25,980	$21,393
Cost of revenue	3,864	3,358	11,370	8,718

Gross profit	5,147	4,311	14,610	12,675

Operating expenses:
Marketing and selling	2,318	3,171	8,399	9,656
Research and development	670	913	2,648	2,764
General and administrative	1,180	1,327	5,204	3,810
Restructuring	—	—	776	—
Acquired in process research and development	550	—	550	—

Total operating expenses	4,718	5,411	17,577	16,230

Income (loss) from operations	429	(1,100)	(2,967)	(3,555)
Interest income	117	34	313	362
Interest expense	—	(4)	(3)	(10)
Other income (expense), net	(29)	118	(130)	140

Income (loss) before provision for income taxes	517	(952)	(2,787)	(3,063)
Provision for income taxes	65	1	66	2

Income (loss) from continuing operations	452	(953)	(2,853)	(3,065)
Discontinued operations	(305)	(16)	(1,072)	(16)

Net Income (loss)	$147	$(969)	$(3,925)	$(3,081)

Earnings (loss) per common share
Basic:
Income (loss) from continuing operations	$0.03	$(0.06)	$(0.17)	$(0.19)
Loss from discontinued operations	$(0.02)	—	$(0.06)	—
Net Income (loss)	$0.01	$(0.06)	$(0.23)	$(0.19)

Diluted:
Income (loss) from continuing operations	$0.03	$(0.06)	$(0.17)	$(0.19)
Loss from discontinued operations	$(0.02)	—	$(0.06)	—
Net Income (loss)	$0.01	$(0.06)	$(0.23)	$(0.19)

Weighted-average Common shares used to compute:
Basic earnings per common share	17,011	16,454	16,740	16,388
Diluted earnings per common share	17,899	16,454	16,740	16,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(3,925)	$(3,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable reserve	66	27
Depreciation and amortization	1,339	1,024
In-process research and development	550	—
Stock-based compensation	383	106
Loss on disposal of assets	632	17
Changes in operating assets and liabilities:
Accounts receivable	(556)	1,164
Inventories	1,409	(852)
Prepaid expenses and other current assets	17	(86)
Accounts payable	(519)	53
Accrued liabilities and deferred revenue	1,269	(460)

Net cash provided by (used in) continuing operations	665	(2,088)

Investing activities:
Acquisition, net of cash acquired	(5,232)	(3,735)
Purchase of property and equipment	(1,457)	(770)
Deposits and other assets	5	(16)
Purchases of short-term investments	(31,976)	(42,615)
Sales of short-term investments	37,190	39,627
Redemption of long-term investments	341	(4)
Purchase of treasury stock	(307)	—

Net cash used in investing activities	(1,436)	(7,513)

Financing activities:
Issuance of common stock	2,084	370

Net cash provided by financing activities	2,084	370

Exchange rate effect on cash and cash equivalents	(86)	(4)

Net increase (decrease) in cash and cash equivalents	1,227	(9,235)
Cash and cash equivalents, beginning of period	9,435	17,768

Cash and cash equivalents, end of period	$10,662	$8,533

Non-cash investing and financing activities:
The Company purchased all the capital stock of Fischer-Zoth for $5,232. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$6,117
Cash paid	(5,232)

Liabilities assumed	$885

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$10

Cash paid for income taxes	$1	$1

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations, and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation, including segregation of results of discontinued operations.

Comprehensive Loss

Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income (loss)	$147	$(969)	$(3,925)	$(3,081)
Unrealized gain (loss) on available-for-sale securities	24	(19)	92	(34)
Foreign currency translation adjustment	(83)	70	(86)	(4)

Comprehensive loss	$88	$(918)	$(3,919)	$(3,119)

2—Inventories

Inventories consisted of (in thousands):

	September 30, 2004	December 31, 2003
Raw materials and subassemblies	$1,890	$1,983
Finished goods	2,489	3,280

Total	$4,379	$5,263

Inventory is valued at the lower of cost or market. The Company regularly evaluates the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. Inventory that is obsolete or in excess of anticipated usage is written down to realizable value through inventory valuation reserves or direct write off.

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

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial one-year warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where the Company does not have historical experience, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, they are relieved from the reserve.

Activity in the warranty reserve during the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$200	$188	$298	$200
Aggregate changes in accruals related to new warranties	42	20	92	52
Aggregate payments for repairs under warranty	(39)	(27)	(124)	(71)
Aggregate changes for accruals related to preexisting warranties	—	—	(63)	—

Balance, end of period	$203	$181	$203	$181

4—Basic and Diluted Net Loss Per Common Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents are options under the Company’s stock option plan and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation when there is a loss, as their effect is anti-dilutive.

For the three months ended September 30, 2004, common stock equivalents of approximately 888,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the nine months ended September 30, 2004, common stock equivalents of approximately 770,000 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the three and nine months ended September 30, 2003, common stock equivalents of approximately 471,000 and 466,000 shares, respectively, were not used to calculate net loss per share because of their anti-dilutive effect.

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

The Company typically grants stock option awards at market value; consequently, no compensation expense is recorded. In 2001, options were granted at an exercise price deemed to be less than their fair market value which resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the options. The difference was recorded as deferred stock-based compensation in stockholders’ equity and is being amortized on a straight-line basis over the vesting period of the related options, with prior period charges being reversed in the current period to the extent that unvested options for which expense had been recorded are cancelled due to a break in employment.

During the nine months ended September 30, 2004, we recorded stock compensation expense totaling $362,000, including $352,000 recorded in the three months ended June 30, 2004 related to a modification of the terms of certain stock options granted to the Company’s former chief executive officer, that extended the exercise date of the options.

Stock-based compensation during the three and nine months ended September 30, 2004 and 2003 (in thousands) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock-based compensation included in:
Cost of revenue	$—	$(2)	$1	$15

Operating expenses:
Marketing and selling	17	(30)	17	31
Research and development	—	1	—	8
General and administrative	9	8	365	52

Operating expenses total	26	(21)	382	91

Total	$26	$(23)	$383	$106

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$147	$(969)	$(3,925)	$(3,081)
Add: Stock based employee compensation, net of related tax effects	5	(23)	362	106
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(558)	(384)	(1605)	(1054)

Pro forma net loss	$(406)	$(1,376)	$(5,168)	$(4,029)

Basic and diluted EPS:
As reported	$0.01	$(0.06)	$(0.23)	$(0.19)

Pro forma	$(0.02)	$(0.08)	$(0.31)	$(0.25)

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

Revenue from customers by geographic area is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
United States	$7,016	$6,497	$19,817	$16,623
Europe and United Kingdom	1,054	607	3,140	1,629
All other	941	565	3,023	3,141

Total	$9,011	$7,669	$25,980	$21,393

For the three and nine month periods ended September 30, 2004 and 2003, sales to no single end-user customer or distributor accounted for greater than 10% of total revenue.

7—Restructuring Charges

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000 primarily for severance compensation and salary continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was initiated in June 2004, including the write-down of capital assets, inventory, and prepaid

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7—Restructuring Charges

expenses of $80,000, facilities related costs of $38,000, and liquidation service fees of $29,000. Employees involved in the workforce reduction were not required to render additional services to the company and their employment with the company ceased on June 30, 2004. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were accrued as incurred. The Company did not record any additional restructuring costs in the three months ended September 30, 2004.

During the three months ended September 30, 2004 substantially all of the accrued costs associated with the liquidation of our Japanese subsidiary were paid out, and approximately $523,000 of severance compensation was paid out, leaving approximately $267,000 of employee termination costs unpaid. Amounts unpaid relate primarily to severance agreements with two former officers of the company that contain provisions for salary continuation payments through June 2005. This amount is included as a component of accrued expenses on the balance sheet.

8—Discontinued Operations

In June 2004 the Company announced its intent to divest its Neogenesis line of products, which it acquired in July 2003. This component is accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for all periods presented.

On September 30, 2004 the Company sold its Neogenesis line of products to Genesis Northwest, Inc. Assets with a book value of approximately $300,000 were sold for $10,000 cash and a $364,000 promissory note payable in equal monthly payments of approximately $3,500 beginning April 2005 and continuing through October 2009, at which time the balance of $200,000 becomes due. The Company has reserved for the entire promissory note because of the uncertainty of its collectability.

Amounts reported in discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss from operations of discontinued component:

Revenue	$240	$291	$608	$291
Cost of revenue	130	187	598	187

Gross profit	110	104	10	104
Operating expenses	115	120	782	120

Discontinued operations	(5)	(16)	(772)	(16)

Reported loss on disposal:

Gain on sale of discontinued operations	64	—	64	—
Less amount reserved based on collectability	364	—	364	—

Reported loss on sale of discontinued operations	(300)	—	(300)	—

Discontinued operations	$(305)	$(16)	$(1,072)	$(16)

NATUS MEDICAL INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9—Business Combinations

In September 2004, the Company purchased for $5.6 million in cash, including direct costs of the acquisition, all the common stock of privately held Fischer-Zoth GmbH and affiliated entities (Fischer-Zoth), as well as intangible assets held individually by the owners of Fischer-Zoth. In addition, there is the potential for additional purchase consideration contingent upon the purchased entities achieving certain performance objectives. The maximum amount of additional purchase consideration payable related to completed technology is 1.5 million Euro in total, based on the annual results of sales during the three twelve-month periods ending September 30, 2007. Additional purchase consideration related to in process research and development technology is not capped, however, the Company has reasonable expectations that the amount will not exceed 410,000 Euro in total, payable at the end of each of the six twelve-month periods ending December 31, 2010. If any additional purchase consideration is paid, it will be recorded as goodwill at the time such payment is made.

Founded in 1995, Fischer-Zoth develops, manufacturers, and markets Otoacoustic Emissions (OAE) products for the detection and assessment of hearing disorders. With headquarters near Munich, Germany, Fischer-Zoth markets and sells its products worldwide through distributors in over 50 countries. Fischer-Zoth’s OAE products utilize proprietary, patented signal processing analysis software and are used in conjunction with a disposable supply. The Company plans to retain Fischer-Zoth’s sales channels in Europe and Asia. Fischer-Zoth’s results of operations are included in the financial statements from September 28, 2004 forward.

The following table summarizes the preliminary estimated fair value of the net assets acquired in the acquisition:

Net assets acquired are as follows (in thousands):

Current assets	$1,310
Property and equipment	86
Patents	1,600
Other intangible assets (primarily developed technology)	2,450
Goodwill	507

Total assets acquired	5,953

Current liabilities	(884)
Long term liabilities	—

Total liabilities assumed	(884)

Acquired in-process research and development	550

Net assets acquired	$5,619

The final determination of the purchase price allocation will be based on the fair values of the assets and liabilities on the date of the acquisition. The purchase price allocation will remain preliminary until the Company is able to complete a third party valuation of significant intangible assets acquired and evaluate the fair value of the other assets and liabilities acquired. The final amounts allocated to assets and liabilities acquired could differ significantly from the amounts presented in the unaudited pro forma condensed consolidated financial information above.

Pro forma financial information for the three and nine months ended September 30, 2004 and 2003, as though the acquisition of Fischer-Zoth had been completed as of the earliest of these periods are presented below.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9—Business Combinations (continued)

There were no extraordinary items or changes in accounting principles in the pro forma results, nor were there any material, nonrecurring items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$9,856	$8,395	$28,965	$23,570

Net income (loss)	$227	$(894)	$(3,448)	$(2,855)

Basic and diluted earnings (loss) per share	$0.01	$(0.05)	$(0.21)	$(0.17)

In July 2003, the Company purchased substantially all of the assets of Neometrics, Inc. for $3.6 million in cash plus the assumption of certain liabilities. The purchase agreement provides for additional consideration to be paid, subject to Neometrics achieving certain financial goals during the three twelve-month periods following the acquisition date. The Company has determined that no additional consideration was payable for first twelve-month period following the date of the acquisition. Based on the terms of the purchase agreement, the maximum amount of remaining additional purchase consideration to be paid is now $800,000.

10—Indemnifications

Under its bylaws, the Company has agreed to indemnify its directors and officers for certain events or occurrences arising as a result of their serving in such capacities. The Company has a directors and officers’ liability insurance policy that mitigates the Company’s exposure. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that mitigates its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of September 30, 2004.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ALGO®, ALGO 1e®, ALGO 2®, ALGO DataBook®, 70/40®, Ear Couplers®, Flexicoupler®, Jelly Tab®, Jelly Button®, and MiniMuffs® are registered trademarks of Natus. Natus Elite™, Convert2Natus™, neoBLUE™, neoBLUE mini™, Neometrics™, Metabolic Screening Database System (MSDS)™, Case Management System (CMS)™, Voice Response System (VRS)™, Web Electronic Birth Page (Web-EBP)™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Echo-Screen®, AOAE®, and Cochlea-Scan® are registered trademarks of Fischer-Zoth GmbH, a subsidiary of Natus.

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

Our principal product lines consist of our ALGO screening products for newborn hearing screening, our Echoscreen OAE devices for hearing screening, our neoBLUE LED Phototherapy devices for the treatment of jaundice, our Neometrics newborn screening data management products, our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and our line of neonatal oxygen delivery hoods and heatshields.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies used with our ALGO and Echoscreen medical devices, our product line of oxygen delivery hoods and heatshields, software maintenance agreements for our Neometrics data management system, and extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO, Echoscreen, and neoBLUE medical devices, and our Neometrics’ newborn screening data management products.

Domestic sales accounted for 78% and 85% of our revenue during the three months ended September 30, 2004 and 2003, respectively, and 76% and 78% of our revenue during the nine months ended September 30, 2004 and 2003, respectively. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. We anticipate that international revenue will increase as a percent of revenue in the future. If international sales increase, we may not experience corresponding growth in operating income due to the higher cost of selling outside of the United States (U.S.). We sell our products through a direct sales force in the U.S., through our subsidiary in the United Kingdom (U.K.), and to distributors in over 50 other countries. International sales made to distributors are characterized by lower gross profits due to the discount the distributors receive from our list prices.

Our net income or loss can be markedly impacted by our decisions regarding the level of resources applied to our business. We make these decisions on the basis of sales forecasts, expected customer orders, economic conditions, and other factors. These costs are primarily personnel and facilities costs that are relatively fixed in the short-term and directly impact net income.

In September 2004, we purchased privately held Fischer-Zoth GmbH and affiliated entities (Fischer-Zoth), a manufacturer of Otoacoustic Emissions (“OAE”) products for $5.6 million in cash, including direct costs of the acquisition, with the potential for additional purchase consideration contingent upon the purchased entities achieving certain performance objectives. Founded in 1995, Fischer-Zoth develops, manufacturers, and markets products for the detection and assessment of hearing disorders. With headquarters near Munich, Germany, Fischer-Zoth markets and sells its products worldwide through distributors in over 50 countries. Fischer-Zoth’s OAE products utilize proprietary, patented signal processing analysis software and are used in conjunction with a disposable supply. The Company plans to retain Fischer-Zoth’s sales channels in Europe and Asia.

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

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate as well as assessment of our average accounts receivable aging days and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Any future determination that our allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and adversely affect our results of operations. Our allowance for estimated uncollectible accounts receivable was $461,000 at September 30, 2004.

At September 30, 2004 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $301,000. Other advance payments from customers were not material at September 30, 2004.

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

Carrying value of intangible assets

We amortize intangible assets with finite lives over their useful lives, which range from 5 to 15 years for licensed technology, customer relationships, and tradenames, and 21 years for patents. Any event that would limit their useful lives or any determination that these assets are carried at amounts greater than their fair value could result in additional charges. We carry goodwill and any other intangible assets with indefinite lives at original cost but do not amortize them; any future determination that these assets are carried at amounts greater than their fair value could result in additional charges.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st of each year; in addition, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value of these assets may be impaired. Similarly, we test our definite-lived intangible assets whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value exceeding market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges which could have a significant impact on our operating results.

Our impairment testing is done at a level below the reportable segment level, and currently consists of three components: the Neometrics and Fischer-Zoth components, and the U.S. operations of Natus exclusive of the other two components.

A portion of our goodwill is denominated in the local currency of our foreign subsidiaries, and may fluctuate in carrying amount from period to period as the result in the changes in exchange rates between the U.S. dollar and the respective local currency.

At September 30, 2004 we had goodwill and intangible assets with a carrying value of approximately $9.1 million.

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

At September 30, 2004 our reserve for product warranties was approximately $203,000.

Valuation allowance for deferred tax assets

We record a valuation allowance against our deferred tax assets, which result primarily from net operating loss and credit carryforwards that expire over time, and temporary differences between book and tax results that are expected to be reversed in the future. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income in the tax jurisdictions in which we operate. To the extent we establish a valuation allowance, or increase this allowance in a period, we include an offsetting expense within the tax provision in the consolidated statement of operations. Future income generation in these tax jurisdictions could lead to the reversal of these valuation allowances and additional income recognition.

At December 31, 2003, our net deferred tax assets had a carrying value of zero.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	42.9	43.8	43.8	40.8

Gross profit	57.1	56.2	56.2	59.2

Operating expenses:
Marketing and selling	25.7	41.3	32.3	45.2
Research and development	7.4	11.9	10.2	12.9
General and administrative	13.2	17.3	20.0	17.8
Acquired IPR&D	6.1	—	2.1	—
Restructuring	—	—	3.0	—

Total operating expenses	52.4	70.5	67.6	75.9

Gain (loss) from operations	4.7	(14.3)	(11.4)	(16.7)
Other income, net	1.0	1.9	.7	2.3

Income (loss) before provision for income taxes	5.7	(12.4)	(10.7)	(14.4)
Provision for income taxes	(0.7)	—	(0.3)	—

Income (loss) from continuing operations	5.0	(12.4)	(11.0)	(14.4)
Discontinued operations	(3.4)	(0.2)	(4.1)	—

Net income (loss)	1.6%	(12.6)%	(15.1)%	(14.4)%

Three and Nine Months Ended September 30, 2004 and 2003

Revenue

Our revenue is derived from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue is derived from sales of disposable supplies for our ALGO and Echoscreen hearing screening devices, our MiniMuffs, our line of neonatal oxygen delivery hoods and heatshields, software maintenance agreements for our Neometrics data management system, as well as extended service agreements on our medical devices. Devices and systems revenue is derived from the sale of our ALGO, OAE, and neoBLUE medical devices, and our Neometrics newborn screening data management system.

Our revenue increased $1.3 million, or 18%, to $9.0 million in the three months ended September 30, 2004, from $7.7 million in the same period in 2003. The increase was due primarily from sales of our ALGO hearing screening and neoBLUE devices. Our revenue increased $4.6 million, or 21%, to $26.0 million in the nine months ended September 30, 2004, from $21.4 million in the same period in 2003.

Revenue from devices and systems increased $1.0 million, or 52%, to $3.0 million in the three months ended September 30, 2004, from $2.0 million in the same period in 2003. Revenue from devices and systems increased $3.6 million, or 65% to $9.1 million in the nine months ended September 30, 2004, from $5.5 million in the same period in 2003. Revenue from supplies and services increased $288,000, or 5%, to $5.8 million in the three months ended September 30, 2004 from $5.6 in the same period in 2003. Revenue from supplies and services increased $1 million or 6%, to $16.6 million in the nine months ended September 30, 2004, from

$15.6 million in the same period in 2003. The higher rate of increase in revenue from devices and systems during the three and nine months ended September 30, 2004, compared the same periods in 2003, resulted primarily from sales of the neoBLUE devices in both domestic and international markets, and the ALGO 3i hearing screening device in international markets.

Revenue from supplies and services was 65% of total revenue in the three months ended September 30, 2004, compared to 72% of total revenue in the same period in 2003. Revenue from supplies and services was 64% of total revenue in the nine months ended September 30, 2004, compared to 73% of total revenue in the same period in 2003. For all of the amounts presented above, revenue from the Neogenesis product line has been excluded and is reported in discontinued operations.

Revenue from sales outside the U.S. was $2 million in the three months ended September 30, 2004, up 70% or $823,000 from $1.2 million in the same period in 2003, and was $6.2 million in the nine months ended September 30, 2004, up 29% or $1.4 million from $4.8 million in the same period in 2003. In the three months ended September 30, 2004, compared to the same period in 2003, revenue from Europe and the United Kingdom increased $447,000 to $1.1 million, revenue from Asia increased $163,000 to $536,000, and revenue from Oceania increased $241,000 to $392,000. In the nine months ended September 30, 2004, compared to the same period in 2003, revenue from Europe and the United Kingdom increased $1.5 million to $3.1 million, revenue from Asia increased $71,000 to $2.3 million, and revenue from Oceania decreased $172,000 to $669,000. In the nine months ended September 30, 2004, international sales of devices and systems increased $1.5 million to $4.0 million, and international sales of supplies and services decreased $39,000, to $2.1 million, both compared to the same period in 2003. The reduction in revenue from international sales of supplies and services for the nine months ended September 30, 2004 was primarily related to a change in our distribution method in Japan, where we now sell directly from the U.S. to distributors in Japan, rather than through our Japanese subsidiary, which we had done prior to 2004. This change resulted in lower average selling prices of our ALGO hearing screening supply products. These price reductions were offset by reduced costs of our Japanese subsidiary, which we are currently in the process of liquidating.

No end-user customer or distributor accounted for more than 10% of our revenue in any of the three or nine month periods ended September 30, 2004 or 2003. A customer that accounted for approximately 6% of our revenue during the first nine months of 2004 recently advised us that it might not continue the customer relationship. If we are unable to retain this customer relationship, we will likely lose this revenue stream beginning in the fourth quarter of 2004.

Cost of Revenue

Cost of revenue includes the cost of material, personnel expenses, packaging, shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue increased $506,000, or 15%, to $3.9 million in the three months ended September 30, 2004 from $3.4 million in the same period in 2003. Our cost of revenue increased $2.7 million, or 30%, to $11.4 million in the nine months ended September 30, 2004 from $8.7 million in the same period in 2003. The increases in both periods were primarily attributable to overall increased sales and incremental costs of our Neometrics data management systems. Cost of revenue as a percent of total revenue was 42.9% in the three months ended September 30, 2004, compared with 43.8% reported in the three months ended September 30, 2003. Cost of revenue as a percent of total revenue was 43.8% in the nine months ended September 30, 2004, compared with 40.8% reported in the nine months ended September 30, 2003. The increase in the cost of revenue as a percentage of total revenue for the nine months ended September 30, 2004 was primarily associated with cost overruns on several Neometrics data management system installations. In particular, during the first half of 2004, we had a cost overrun in completing an upgrade of one data management system that was covered under a long-term maintenance agreement.

Operating Expenses

In June 2004 the company initiated an operating cost reduction plan (“June 2004 restructuring”) that resulted in the immediate reduction of 24 employees, and we also initiated a plan to liquidate our Japanese subsidiary. Cost reductions in the three months ended September 2004 compared to the same period in 2003, as more fully described below, were substantially the result of the June 2004 restructuring, with exceptions being noted.

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Our marketing and selling expenses decreased $853,000, or 27%, to $2.3 million in the three months ended September 30, 2004 from $3.2 million in the same period in 2003, and decreased, $1.3 million or 13%, to $8.4 million in the nine months ended September 30, 2004 from $9.7 million in the same period in 2003. In the three and nine months ended September 30, 2004, we experienced reduced costs of operating our Japanese subsidiary of approximately $220,000 and $680,000 respectively. Additionally, in late 2003 we substantially completed a promotional offer to transition customers to our Flexicoupler earphones supply and patient cables for our ALGO newborn hearing screener, for which we incurred costs of $550,000 in the nine months ended September 2003. These cost savings were offset by increased selling costs associated with our Neometrics data management system of approximately $600,000, including amortization of intangibles of approximately $50,000.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Our research and development expenses decreased $243,000, or 27%, to $670,000 in the three months ended September 30, 2004 from $913,000 in the same period in 2003, and decreased $116,000, or 4%, to $2.6 million in the nine months ended September 30, 2004 from $2.8 million in the same period in 2003. The decreases were largely the result of the June 2004 restructuring, offset by increased costs related to our Neometrics business lines.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses decreased $147,000, or 11%, to $1.2 million in the three months ended September 30, 2004 from $1.3 million in the same period in 2003. The reduction resulted primarily from cost savings related to the June 2004 restructuring, offset partially by increases in insurance coverage costs. Our general and administrative expenses increased $1.4 million, or 57%, to $5.2 million in the nine months ended September 30, 2004 from $3.8 million in the same period in 2003. The increase was primarily the result of costs associated with the departure of our former chief executive officer and costs associated with the June 2004 restructuring, which were recorded in the second quarter of 2004.

For the three months ended June 30, 2004, the Company recorded a restructuring charge of approximately $776,000. The restructuring resulted in the accrual of employee termination-related benefits of $629,000. The remainder of the charge was associated with the liquidation of our Japanese sales subsidiary. We did not incur any restructuring costs in the three months ended September 30, 2004.

In September 2004, we purchased privately-held Fischer-Zoth and affiliated entities for $5.6 million dollars in cash, including direct costs of the acquisition. In accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, we immediately expensed $550,000 of the purchase cost, representing the value of in-process research and development acquired from Fischer-Zoth for which there is no alternative use.

We recorded stock-based compensation expense/(reversal) of $26,000 and $(23,000) in the three months ended September 30, 2004 and 2003, respectively. We recorded stock-based compensation of $383,000 and $106,000 in the nine months ended September 30, 2004 and 2003, respectively. Included in the nine month amounts for 2004 was a charge of $352,000 related to a modification of the terms of certain stock options granted to the Company’s former chief executive officer. For the three months ended September 30, 2004 and 2003 respectively, total stock-based compensation of none and reversal of $(2,000), was included in cost of revenue, and $26,000 and reversal of $(21,000), was allocated to operating expenses. For the nine months ended September 30, 2004 and 2003 respectively, $1,000 and $15,000, was included in cost of revenue and $382,000 and $91,000, was allocated to operating expenses.

Other income and expense consists of net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses. In the three months ended September 30, 2004 and 2003, respectively, we reported net other expense of $29,000 and net other income of $118,000. In the nine months ended September 30, 2004 and 2003, respectively, we reported net other expense of $130,000 and net other income of $140,000. We reported foreign exchange losses of $29,000 in the three months ended September 30, 2004, and reported foreign exchange gains of $3,000 in the three months ended September 30, 2003. We reported foreign exchange losses of $10,000 in the nine months ended September 30, 2004, and reported foreign exchange gains of $1,000 in the nine months ended September 30, 2003. Foreign exchange gains and losses resulted primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Asia. Unrealized translation gains and losses are not included in net income, but are reported as a component of other comprehensive income.

In June 2004 the Company announced its intent to divest its Neogenesis line of products, which it acquired in July 2003. This component is accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, amounts in the Company’s financial statements and related notes for all periods shown reflect discontinued operations accounting. On September 30, 2004 the Company sold the Neogenesis line of products to Genesis Northwest, Inc., a company headed by a former employee of the Neogenesis business. Assets with a book value of approximately $300,000 were sold for a purchase price of $10,000 in cash, and a $364,000 promissory note with equal monthly payments of approximately $3,500 beginning April 2005 and continuing through October 2009 at which time the balance of $200,000 becomes due. The company has reserved for the $364,000 present value of the promissory note because of the uncertainty of its collectibility. For the three and nine months ended September 30, 2004, respectively, the Company reported losses from discontinued operations of $5,000 and $772,000, and recorded a loss, from the sale of the Neogenesis business of $300,000 after reserving for the receivable.

As a result of the factors discussed above, we reported income from continuing operations of $452,000, or $.03 per diluted share, and net income of $147,000 or $0.01 per diluted share for the three months ended September 30, 2004, as compared to a net loss from continuing operations of $953,000 and a net loss of $969,000, or $0.06 per diluted share for both measures, for the same period in 2003. We reported a net loss of $3.9 million, or $0.23 per diluted share, for the nine months ended September 30, 2004, as compared to a net loss of $3.1 million, or $0.19 per diluted share, for the same period in 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents, and short-term investments of $33.7 million, stockholders’ equity of $50.9 million and working capital of $39.2 million, compared with cash, cash equivalents, and short-term investments of $37.6 million, stockholders’ equity of $52.6 million and working capital of $44.7 million as of December 31, 2003.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $665,000 compared with net cash used in operating activities of $2.1 million for the same period in 2003. Our net loss for the nine months ended September 30, 2004 was $884,000 more than the loss during the comparable period in 2003. This increase in net loss was offset by a decrease in inventories and an increase in accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2004 was $1.4 million, compared to net cash used in investing activities of $7.5 million for the same period in 2003. Net cash used in investing activities in the 2004 period was primarily the result of the acquisition of Fischer-Zoth, offset by the sale of short-term investments in excess of those purchased. Net cash use in investing activities in the 2003 period was primarily the result of the acquisition of Neometrics and the purchase of short-term investments in excess of those that were redeemed. At September 30, 2004, all of our short-term investments are available-for-sale securities with maturities of less than fifteen months, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions.

We had no material capital expenditure commitments as of September 30, 2004.

Pursuant to the terms of the transition agreement between the Company and its former chief executive officer, we recorded an obligation of approximately $518,000 that is payable over an eighteen month period beginning in April 2004. As a result of our restructuring in June 2004, we have an additional remaining obligation at September 30, 2004 for employee termination-related costs of $267,000, which is payable through June 2005.

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2004, compared to $370,000 for the same period in 2003. Net cash provided by financing activities for both periods resulted primarily from the proceeds of sale of our stock to employees pursuant to our stock option and employee stock purchase plans.

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

We believe the operations of Fischer-20th will be cash positive. We believe that our current cash and cash equivalent balances, including short-term investments, any cash provided by or used in operations, and from current or future debt financing will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, it is possible that we may require additional financing within this period. In addition, even if our current funds are sufficient to meet our anticipated cash needs during the next 18 months, we may need to raise additional funds beyond this time, particularly if we invest significant amounts in the acquisition of businesses and products. We may be required to raise those funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Risk Factors

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not attain profitability in the future

Since our inception, we have incurred significant net losses including net losses for the years 2001, 2002 and 2003, and we may incur net losses in the future. As of September 30, 2004, we had accumulated deficits of approximately $38.4 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities, in the U.S. and internationally

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services, by government agencies or hospital systems

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products

•	Length and unpredictability of our sales cycle, particularly for our Neometrics products with which we have limited sales experience and which may have sales cycles that are longer or different from the sales cycles of our ALGO screener products with which we are more familiar

•	Market changes caused by rapidly evolving technology for newborn screening products

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

We have very limited experience selling and marketing products other than our ALGO hearing screening products, and our failure to develop and manage our sales force or to effectively market and sell our Neometrics products and services, our Fischer-Zoth products, our neoBLUE phototherapy devices, or our other products could limit our revenue growth

Our sales force has limited experience selling our Neometrics newborn screening data management system, our neoBLUE phototherapy devices, and our other products, and we cannot predict how successful our sales force will be in selling them, and other products we may develop or acquire, in the future. In order to successfully introduce and penetrate the market for these and other products, we must successfully sell them to hospital administrators and government agency purchasing managers who may not be familiar with our ALGO hearing screening products and who may make purchasing decisions on factors that are different from those that our sales people are accustomed to. We market almost all of our newborn hearing screening products in the U.S. through a direct sales force. There are significant risks involved in building and managing our sales force to effectively sell more diverse lines of products and services. We may be unable to hire and retain a sufficient number of qualified sales people with the skills and training to sell our product line effectively.

We sell our Fischer-Zoth products through distributors in over fifty countries; however, sales of these products in the United States have been limited. We have no experience selling Fischer Zoth products in the United States. We may encounter unexpected difficulties in managing the larger international distribution channel that we acquired with the Fischer-Zoth acquisition and may be unable to penetrate the domestic market for its products.

We have in the past acquired, and may in the future, continue to acquire businesses, product lines and technology, and we may not achieve the desired benefits of these acquisitions, in which case our results of operations and financial condition could be adversely affected

As part of our overall strategy, we may continue to acquire or invest in complementary companies, products or technologies and enter into strategic alliances with other companies, such as the Neometrics acquisition that we completed in July 2003 and the Fischer-Zoth acquisition completed in September 2004. In order to be successful in these activities, we must:

•	Invest in companies and technologies that contribute to the growth of our business

•	Incorporate acquired operations into our business and maintain uniform standards, controls and procedures

•	Retain the key employees of the acquired operation and

•	Develop the capabilities necessary to exploit newly acquired technologies.

The benefits of our past and any future acquisitions or strategic alliances may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Acquisitions or strategic alliances can cause significant diversions of management time and resources, particularly as is the case with international acquisitions such as our purchase of Fischer-Zoth. We may not be successful in overcoming these risks or any other problems encountered in connection with these or other business combinations, investments or strategic alliances. These transactions may adversely affect our business, financial position and operating results.

If we acquire new businesses, products or technologies in the future, we may be required to assume contingent liabilities and amortize significant amounts of other intangible assets and, over time, recognize significant charges for impairment of goodwill. If we consummate any potential future acquisitions in which the consideration consists of stock or other securities, our existing stockholders’ ownership may be significantly diluted. If we proceed with any potential future acquisitions in which the consideration is cash, we may be required to use a substantial portion of our available cash.

In order to accurately recognize revenue on long-term development and implementation contracts associated with our Neometrics newborn screening data management system, we must be able to accurately estimate the total cost of completing a project. In arriving at these estimates, we must make assumptions about future costs that may prove to be inaccurate

We recognize revenue from our Neometrics newborn screening data management system, which is generally highly customized, on the percentage of completion basis over the development and implementation period of the associated installation. The development and implementation period typically ranges from six to eighteen months. In order to determine percentage of completion, we must be able to accurately estimate the total cost of the development and implementation process. If our estimates of the future costs to be incurred are understated, our future gross profit would be negatively impacted, and the impact could be material to our results of operations.

If we fail in our efforts to educate physicians, government agency personnel, and third-party payors on the effectiveness of our products we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon physician, government agency, and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity, and specificity of our products. We believe that physicians may not use our products unless they determine, based on published peer-reviewed journal articles, long-term clinical data, and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. For instance, there are currently alternative neonatal hearing screening products, which may be less expensive or may be quicker on a per test basis than our ALGO devices. With respect to our neoBLUE phototherapy devices, initial data from clinical research suggests that the device may be more effective in treating hyperbilirubinemia than other currently marketed phototherapy products. However, we cannot be certain that clinical studies will produce results that are favorable to our neoBLUE product. Physicians are traditionally slow to adopt new products, testing practices, and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies, and hospital administrators do not adopt our products, we may be unable to sustain our revenue or achieve and maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

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

If we do not meet our restructuring objectives, we may have to implement additional plans in order to reduce our operating costs, and we cannot assure you that we will not be adversely affected by our restructuring activities

In the second quarter of 2004, we implemented a restructuring plan to more closely align our cost structure with our revenue. The plan included primarily the reduction of our workforce. The benefits that we expect to achieve from this restructuring are estimates only, and we may not achieve the full amount of cost savings that we have planned. If we do not meet our restructuring objectives, we may have to implement additional plans to reduce our operating costs, which could have an adverse effect on our financial results. Further, as part of the restructuring we terminated the employment of many employees who provided valuable services to us, and we cannot be assured that those employees who remain will be able to perform all of the functions that remain to be filled within the company without adversely affecting our business.

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

If we terminate our relationships with distributors for poor performance, as we have done in the past, we may be subject to foreign laws governing our relationships with our distributors. These laws may require us to make payments to our distributors even if we terminate our relationship for cause. Some countries require termination payments under local law or legislation that may supercede our contractual relationship with the distributor. These payments could be equal to a year or more of gross profit on sales of our products that the distributor would have earned. Any required payments would adversely affect our operating results.

Our operating results may suffer because of foreign currency exchange rate fluctuations or strengthening of the U.S. dollar relative to local currencies

Prior to January 2001, substantially all of our sales contracts provided for payment in U.S. dollars. However, from 2001 through 2003 our revenue and expenses in Japan and the U.K. were denominated in the applicable foreign currency. We have recently begun requiring payment in U.S. dollars from our reseller in Japan and have significantly reduced our Yen-denominated operating expenses. However, we continue to be subject to expenses in the U.K. that are denominated in GB Pounds, and with the acquisition of Fischer-Zoth in September 2004 we have expenses denominated in the Euro. To date we have not undertaken any foreign currency hedging transactions and, as a result, our future revenue and expenses may be unpredictable due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies. Furthermore, a strengthening of the dollar could make our products less competitive in foreign markets where our many of our sales contracts call for payment in U.S. dollars.

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

Incidents related to hazardous materials could adversely affect our business

Portions of our operations in our Portland, Oregon facility, which we divested in September 2004, previously required the controlled use of hazardous and radioactive materials. Although we had not recently conducted operations that required us to use hazardous or radioactive materials, we had such materials in controlled storage on site at times in the past. In the event there was an accidental contamination of property or injury to individuals from these materials, either in the past or the future, we could be liable for any damages that result, which could adversely affect our business. Our storage and disposal of such waste potentially exposes us to environmental liability if, in the future, such storage or disposal is deemed to have violated such laws and/or regulations or if the storage, treatment and disposal facilities are inadequate and are proved to have damaged the environment.

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

We believe our greatest competitive threats can be categorized into the following areas:

•	Technology - from existing companies, or new companies entering into our markets, who may improve upon existing technologies or invent new technologies that become more appealing for our customers to purchase than our products.

•	Market Pricing - from existing competitors who may be able to offer products that are comparable to those of Natus at a lower price, and/or products of a lower quality, but for which pricing makes those products more attractive to our customers than Natus’ products. Our competitors may enjoy economies of scale unavailable to Natus; lower costs of product development; lower costs of production, manufacturing and service; or lower costs of marketing, sales and administration.

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

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, and we acquired the assets of Neometrics Inc. and affiliated entities during 2003, and we acquired Fisher-Zoth in September 2004. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

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

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or achieve and maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. Our future success also will depend, in part, on the continued service of our key management personnel, engineers, and other research and development employees and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Hiring research and development, engineering, sales, marketing and customer service personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of pediatric audiology, neonatal jaundice management, and neonatal metabolic screening. We may be unable to attract and retain personnel necessary for the development of our business.

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

Our executive officers, directors, principal stockholders and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders

As of November 8, 2004, our executive officers, directors, principal stockholders and individuals, or entities affiliated with them beneficially own in the aggregate approximately 25% of our outstanding common stock, and one single stockholder owns approximately 14%. If some or all of these stockholders act together, they could significantly influence all matters that our stockholders vote upon, including the election of directors and determination of significant corporate actions. This concentration of ownership could delay or prevent a change of control transaction that could otherwise be beneficial to our stockholders.

Anti-takeover provisions in our charter documents and under Delaware law may affect the price of our common stock, and make it more difficult to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us, even though such events may be beneficial to our stockholders

Provisions of our certificate of incorporation and bylaws may affect the price of our common stock, and could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest, or acquire us, even if doing so would benefit our stockholders. Among other things, these provisions:

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our development or acquisition of technologies, products or businesses; the future composition of our revenue; future revenue from international operations; international markets as a growth opportunity; the impact of adoption of accounting standards; warranty allowances; acceptance of our products and the products of our competitors; fluctuation of our operating results and gross profits; expansion in and opportunities relating to international markets; costs associated with operating in international markets; future marketing and selling expenses; benefits and objectives of restructuring initiatives; future operating results; intent to divest under-performing product lines; impact of our application of resources; spending relating to our existing products; future investments; development of new products and enhancement of existing products; acquisition of products, technologies, or businesses; liquidity and capital requirements; our investment policy; sufficiency of future resources such as employees, cash and cash equivalents, and availability of funds; effect of, and exposure to, foreign currency exchange rates; market risk exposure; cost-effectiveness of our products; third-party reimbursement; consolidation of our industry; and consequences of intellectual property disputes.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and Germany and sell those products primarily in the United States, Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In January 2001 we established a distribution subsidiary in the United Kingdom, and in September 2004 we acquired Fischer-Zoth, which develops and manufactures products at its headquarters, near Munich, Germany, and sells those products through distribution channels in over 50 countries. Revenue and expenses of our U.K. and German subsidiaries are generally denominated in the local foreign currency. As our operations in the United Kingdom and Germany increase, we expect that our exposure to foreign currency fluctuations will increase. Changes in exchange rates may also affect the volume of our sales or our foreign currency sales prices compared to those of our foreign competitors and could make our products less competitive in those countries. If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would not have changed by a material amount for the nine months ended September 30, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in interest rates in the United States, particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned through maturity on investments held at September 30, 2004.

We do not use derivative financial instruments for speculative or trading purposes. However, the fair value of our available-for-sale securities is sensitive to changes in interest rates in the United States, and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2004, the fair value of our portfolio would decline by an immaterial amount. At September 30, 2004 our available-for-sale securities consist of federal agency bonds with maturities of less than fifteen months.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2004. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio and changes in the relationship between short-term and long-term interest rates.

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

There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

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

During the three months ended September 30, 2004, we used proceeds from our initial public offering to purchase the assets of privately-held Fischer-Zoth GmbH located near Munich, Germany, and related entities for $5.6 million, including direct costs of the acquisition, and to acquire equipment costing approximately $120,000, for working capital needs, and to fund discontinued operations.

ITEM 6.    Exhibits

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

NATUS MEDICAL INCORPORATED

Dated: November 12, 2004	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2004	By:	/s/ STEVEN J. MURPHY
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