Form 10-K
period 2004-12-31
NATUS MEDICAL INC
filed 2005-03-30
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of June 30, 2004, the last business day of Registrant’s most recently completed second fiscal quarter there were 16,752,117 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2004) was approximately $68,507,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 15, 2005, there were 17,170,612 shares of Registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2005 Annual Meeting of Stockholders.

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

Natus®, AABR®, AOAE®, ALGO®, ALGO DataBook®, 70/40®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler®, Jelly Tab®, Jelly Button®, and MiniMuffs® are registered trademarks of Natus. Convert2Natus™, DataLink™, EchoLink™, neoBLUE™, Natus Elite™, neoBLUE mini™, Neometrics™, Metabolic Screening Database System (MSDS)™, Case Management System (CMS)™, Voice Response System (VRS)™, Web Electronic Birth Page (Web-EBP)™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus.

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

We have received clearance from the Food and Drug Administration to market the following product lines. Our ALGO Newborn Hearing Screener (“ALGO screener”) is a product line for hearing screening in newborns. Our Echo-Screen OAE screener is a product line that can be used either for hearing screening in newborns or to monitor the hearing in young children and adults. These two product lines consist of medical devices and single-use disposable supplies. Our line of neoBLUE LED Phototherapy devices (“neoBLUE phototherapy devices”) are medical devices and our Biliband Eye Protectors are single-patient disposable supplies for the treatment of newborn jaundice. Our line of neonatal heat shields and oxygen delivery hoods are designed to provide a stable environment of oxygen and humidity for newborns with special needs. Our MiniMuffs neonatal noise attenuators are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units.

Our ALGO screening products use our clinically validated Automated Auditory Brainstem Response (“AABR”) technology to enable simple, noninvasive and accurate screening for hearing impairment in newborns. The ALGO screener delivers sound stimuli to a newborn’s ears and analyzes the resulting brain wave responses to automatically produce a “Pass” or “Refer” result. The procedure can be performed within hours after birth. In addition, ALGO screening products meet the American Academy of Pediatrics’ guidelines without requiring a trained clinician to conduct the screening or interpret the results.

Our Echo-Screen screening products use Automated Otoacoustic Emissions (“AOAE”) technology, which can be used both to test the hearing in newborns and to perform hearing monitoring in young children and adults. The Echo-Screen products deliver sound stimuli into the ear and then measure the response of the outer hair cells of the cochlea using a highly sensitive external microphone. The Echo-Screen device analyzes the response of the hair cells and utilizes binomial statistics to deliver a “Pass” or “Refer” result. Like our ALGO products, the Echo-Screen device does not require a trained clinician to conduct the screening or interpret the results.

Our neoBLUE phototherapy devices are designed for use in the treatment of newborn jaundice. Phototherapy is the standard of care treatment for newborn jaundice and consists of exposing the skin of a patient to a light source to accelerate the elimination of bilirubin from the body. Our neoBLUE phototherapy devices are based on Light Emitting Diode, or LED, technology and generate a narrow spectrum of blue light that is most effective in converting bilirubin to a form that is easily excreted by the body. Compared to other available light sources, we believe our neoBLUE phototherapy devices have the advantages of emitting less ultraviolet and infrared light, sustaining longer bulb life, and generating less heat. We introduced our new neoBLUE Mini phototherapy light in October 2004. Our Biliband Eye Protector is a single-patient use product that is used when a newborn is undergoing phototherapy.

Our Neometrics suite of newborn screening data management products consists of proprietary software that collects, tracks, manages and reports newborn screening data to regional government health labs and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. Recently some states have begun using tandem mass spectrometry in their newborn metabolic screening programs, which has greatly increased the number of treatable disorders that can be tested for.

Our Oxydome, Oxypod, Oxy-Igloo, and Foldadome are neonatal oxygen delivery hoods, and our Igloo is a neonatal heatshield. These products are designed to provide a stable environment of oxygen and humidity for newborns with special needs in neonatal units and nurseries. These products, and our Biliband Eye Protector are licensed from Australia-based Nascor Pty Ltd.

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

We currently sell products that address clinical needs of newborns in five of these six areas of neonatal clinical assessment. We call this space the “delivery to discharge” segment of the newborn medical market. Our research and development efforts have identified other product opportunities for us in this market segment and we intend to develop and acquire technologies, products, or businesses that enable us to market additional products and services in the “delivery to discharge” market segment.

Neurologic Function

Natus believes that proper neurologic function is critical to the successful development of each newborn. While there are other sensory tests that are performed on newborns, infants, and pediatric patients, one test of proper neurologic function is the screening of newborns for possible hearing impairment.

Hearing Screening Overview

Hearing impairment is the most common treatable chronic disorder in newborns, affecting as many as five babies out of every 1,000 newborns. It is estimated that 20,000 hearing-impaired babies are born in the United States every year, and as many as 60,000 more in the rest of the developed world. Until the introduction of universal newborn hearing screening programs, screening was generally performed only on those newborns who had risk factors for hearing impairment, including a family history of hearing impairment, infection prior to birth, low birth weight, skull or facial anomalies, or bacterial meningitis. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.

Early identification of hearing impairment and early intervention has been shown to improve language development significantly. Babies identified as hearing impaired at birth will typically begin therapy immediately and can learn and progress at a rate comparable to children with normal hearing, regardless of the severity of hearing loss. However, undetected hearing impairment often results in the failure to learn, process spoken language, and speak. If hearing impairment is not detected prior to discharge from the hospital it is often not detected until the child is eighteen months of age or older. A 1997 study conducted at the University of Colorado, Boulder evaluated the impact of hearing impairment on language and speech. All of the children evaluated in the study were born with a hearing impairment but differed by the age at which the hearing impairment was detected. The study concluded that those children whose hearing loss was detected and who received treatment early had significantly better language skills and vocabularies than those children whose hearing loss was detected later.

Newborn Hearing Screening in the United States

Newborn hearing screening has been performed in the U.S. since 1964. However, until 1993 when the National Institutes of Health and, in 1994, the Joint Committee on Infant Hearing endorsed universal newborn hearing screening, screening had generally been limited to babies with risk factors for hearing impairment. In recent years, clinical evidence in support of early detection for hearing impairment, combined with the introduction of new screening technology, has increased support for universal newborn hearing screening programs. The combined clinical benefit and cost savings encouraged additional highly populated states to adopt mandates for universal newborn hearing screening as early as 1997. We estimate that today approximately 90 to 95% of the children born in the U.S. are being tested for hearing impairment prior to discharge from the hospital. In 1999, the American Academy of Pediatrics’ Task Force on Newborn and Infant Hearing published guidelines for universal newborn hearing screening programs. These guidelines are intended to establish the standard of care and provide that:

•	At least 95% of all newborns should be screened;

•	The screening method used must have the ability to detect all infants with a hearing impairment of at least 35 decibels, normal hearing level (dB nHL), a common audiological unit to measure hearing, in the better ear;

•	The screening method should not refer more than 4% of all children tested for further evaluation;

•	No more than 3% of children with normal hearing who are screened should receive results that indicate they have a hearing impairment, a screening error known as a false positive or false refer result; and

•	No child whose hearing is impaired should receive a normal result, a screening error known as a false negative or fall pass result.

Because positive results are referred to an audiologist or physician for additional testing and evaluation, limiting the number of “refers” stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional trauma for parents.

In order to meet the standard of care guidelines set forth by the American Academy of Pediatrics, a screening method must focus on two parameters: sensitivity and specificity. Sensitivity is the capacity to detect the disease or disorder in those infants with the disease or disorder. A sensitivity of 100% indicates that no newborn with a hearing impairment receive results indicating the absence of a hearing impairment. Specificity is the capacity to detect those infants without the disease or disorder. A specificity of 100% indicates that no normal-hearing newborn receive results indicating the presence of a hearing impairment.

Newborn Hearing Screening Techniques

Traditional methods of screening for hearing impairment include subjective behavioral tests and more expensive objective diagnostic processes. We believe widespread acceptance of screening newborns for hearing impairment requires a relatively inexpensive screening method that produces sensitive, specific, and reliable results. The two traditional technologies used to screen newborns and infants for hearing impairment are auditory brainstem response and otoacoustic emissions (“OAE”).

In addition, guidelines published in 2000 by the Joint Commission on Infant Hearing (“JCIH”) address the need for surveillance hearing screening of infants and children. The JCIH recommends that ongoing audiologic and medical monitoring and surveillance should be administered to those infants at risk for delayed or late-onset hearing loss.

Auditory brainstem response (“ABR”).    Auditory brainstem response technology is the most accurate and comprehensive method for diagnosing hearing impairment in adults and infants. Auditory brainstem response technology uses sensors placed on the head to measure the response of the brain and auditory nerves to sounds delivered through earphones. Hearing impairment is evaluated by monitoring the brain’s response to varying frequency and volume of sounds. Trained clinicians must operate the auditory brainstem response screening equipment, and the screening results must be interpreted by an audiologist or trained physician. Auditory brainstem response technology is primarily used to assess the degree of hearing impairment in adults and children and is not widely used for newborn screening due to the high cost, lengthy procedure time, and unavailability of trained specialists in many neonatal nurseries. Enhanced auditory brainstem response devices automate portions of the screening process, such as providing pre-determined parameter menus, to make these devices easier to use or the results easier to interpret. The user has discretion to set some or all of the screening parameters and, as a result, many enhanced auditory brainstem response devices require substantial user training. A physician, audiologist, or other trained specialist may also be required to review a pass or refer result because these products permit discretion in setting screening parameters.

Otoacoustic emissions (“OAE”).    Otoacoustic emissions screening is a method of detecting hearing impairment in adults and children, by measuring the function of the cochlea. Otoacoustic emissions are sounds created by the active biomechanical processes within the sensory cells of normal ears. Since otoacoustic emissions are present in normal ears, an absence of otoacoustic emissions is a sign of irregular function of these sensory cells, which could be an indicator for hearing impairment. Otoacoustic emissions screening uses a probe placed in the ear to deliver auditory stimulus and measures the response of the sensory cells with a sensitive microphone. However, otoacoustic emissions screening does not evaluate the function of the entire hearing pathway because it does not assess the neural pathways. Therefore, otoacoustic emissions technology can fail to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Different studies have found that as many as 15% of hearing impaired children have “normal” inner and outer ear function, and are hearing impaired because of disorders of the neural pathways. There are several different types of OAE technologies, however, the two most commonly used for hearing screening are transient evoked otoacoustic emissions (“TEOAE”), and distortion product otoacoustic emissions (“DPOAE”).

Natus ALGO Newborn Hearing Screening Product Line

In order to address the limitations of traditional ABR screening techniques, our ALGO screening product family utilizes proprietary Natus AABR Technology to provide accurate, non-invasive and automated hearing screening for newborns. The ALGO screener, like traditional ABR devices, utilizes a number of sensors placed on the newborn’s head to measure the response of the brain and auditory nerves to sounds delivered through specially designed earphones. However, unlike traditional ABR devices, our ALGO screener does not require a trained clinician to conduct the screening or an audiologist or physician to interpret the results. The ALGO screener uses our proprietary signal detection algorithms to perform the screening and draw a conclusion as to whether a baby needs to be referred to an audiologist for further clinical evaluation.

ALGO Newborn Hearing Screening Products

Our ALGO hearing screening product family utilizes proprietary signal detection technology to provide accurate and non-invasive hearing screening for newborns. Our ALGO screening product family utilizes automated auditory brainstem response technology to provide accurate and non-invasive hearing screening for newborns. The ALGO screener delivers thousands of soft clicking sounds to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits a series of identifiable brain waves, which are detected by disposable sensors placed on the baby’s forehead, shoulder, and nape of the neck. This methodology will detect hearing loss at 35 dB nHL or higher. The ALGO screener automatically extracts the infant’s brainwave responses resulting from the clicks and differentiates them from other brain activity resulting from muscle activity, ambient sounds, or other stimuli affecting the brain. These brainwave responses are then compared to a template based on the brainwave responses of infants with normal hearing. The ALGO screener issues a “Pass” result when it collects sufficient data to establish that the baby’s responses are consistent with the responses of a normal hearing child to a 99.96% level of statistical confidence. If a determination cannot be reached after 15,000 sweeps, the ALGO screener issues a “Refer” result, indicating that the infant should be referred for more detailed clinical evaluation, including repeating the hearing screening by an audiologist or other specialist. Once the results of the second hearing screening are available, if the results still “Refer”, the specialist will conduct additional tests to determine the type and severity of the hearing impairment. We believe that our

ALGO newborn hearing screening products, which use automated auditory brainstem response technology provide the following benefits:

Accuracy and objectivity.    Our AABR technology has the highest documented specificity and sensitivity for newborn hearing screening devices not requiring a trained audiologist. The documented sensitivity of the ALGO system exceeds 99%, while the specificity is greater than 96%. Our test produces an objective “Pass” or “Refer” result, which does not require further interpretation by a specialist. Our “Refer” result provides indications that the baby’s brainwave is not consistent with a normal hearing child, but does not quantify the severity of the possible hearing impairment.

Compliant with standard of care guidelines; Easy to use.    Our ALGO screener meets the requirements and recommendations of the American Academy of Pediatrics (“AAP”) and the Joint Commission on Infant Hearing for universal newborn hearing screening for low refer rates, minimizing parental anxiety and the cost of re-screening. In addition, our test does not require an audiologist or physician to conduct the screening or interpret the results.

Immediate crib-side results.    Our screening tests can be conducted within hours after birth. Middle ear fluid and ear canal debris, which are often still present in the first 12 to 24 hours of after birth, do not significantly impact the ALGO’s ability to obtain test results. ALGO hearing screenings can be performed and results are most often obtained prior to discharge from the hospital.

The ALGO newborn hearing screening product line was first introduced in 1985. We acquired the ALGO `product line in 1987, and we have since introduced seven new versions of the ALGO screener using the same AABR technology. We currently market the ALGO 3, the ALGO Portable, and our latest hearing screening product, the handheld ALGO 3i screener.

•	ALGO 3i Newborn Hearing Screener. In June 2003, we introduced the handheld ALGO 3i hearing screener. The ALGO 3i utilizes our proprietary AABR technology and operates similarly to our ALGO 3 without some of the ALGO 3 features (cart, storage drawers, large display screen), while adding a multiple-language user interface. The ALGO 3i product targets the need primarily in foreign markets for a handheld device that provides patient data storage and wireless data-transfer capabilities.

•	ALGO 3 Newborn Hearing Screener. In October 2001, we introduced the ALGO 3 newborn hearing screener. The ALGO 3 screener incorporates our proprietary AABR technology interfaced with a laptop computer and operating system software. This system uses our proprietary software to conduct simultaneous screening of both ears and conducts tests at 35 dB nHL. The ALGO 3 screener utilizes our proprietary software to automatically store results from every test, which facilitates prompt follow-up and tracking of patient results. Users can print daily, weekly, or monthly reports, create backup files, and integrate screening results into statewide databases.

•	ALGO Portable Newborn Hearing Screener. In June 1998, we introduced the ALGO Portable screener, which is compact and weighs less than five pounds. The ALGO Portable screener provides the flexibility to screen newborns in the newborn nursery, doctor’s office, clinic, or home. The ALGO Portable comes with an attachable printer and is sold primarily in Europe and Japan, as well as low-volume birthing centers and hospitals interested in our lowest cost screener.

Natus Echo-Screen Hearing Screening and Monitoring Product Line

Otoacoustic emissions are an objective measure of the function of the cochlea. OAE technologies record and analyze echoes generated by the hair cells of the inner ear through sound cables and disposable ear probes. There are several different types of OAE technologies, however, the two most common used for hearing screening are: transient evoked otoacoustic emissions and distortion product otoacoustic emissions, which are described below.

•	Transient Evoked Otoacoustic Emissions. Transient Evoked OAE tests measure the echoes recorded after a brief stimuli over a range of frequencies. TEOAE technology tests several parts of the cochlea individually and simultaneously.

•	Distortion Product Otoacoustic Emissions. Distortion Product OAE tests are those echoes recorded after a continuous and more intense stimuli is introduced at specific frequencies which test one part of the cochlea at a time.

To address the needs of hearing screening programs requiring a low cost device for the surveillance screening of newborns, infants, and children, we provide the Echo-Screen Hearing Screener. Unlike our AABR technology, which is designed to screen newborns prior to six months of age, the Echo-Screen device uses OAE technology, which makes it suitable for screening a wider range of patients, including newborns, infants and children. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Nonetheless, the characteristics of our Echo-Screen product provides the following benefits in specific markets:

Economical devices and single-use supplies.    The Echo-Screen line of devices and the single-use disposable supplies used with them are sold at lower price points than our ALGO hearing screening devices and disposable supplies. In international markets, many countries are in the early stages of establishing universal newborn hearing screening programs and the costs associated with implementing these programs can be significant. Economic considerations often dictate that OAE technology is the best solution for a hearing-screening program.

Effective for multiple patient populations.    At about six months of age, a child’s brain response to auditory stimuli changes. Because of these changes in response, our AABR technology is no longer effective in identifying hearing impairment. Otoacoustic emissions technology is effective in identifying hearing impairment in newborns, children, and adults. Guidelines published by the Joint Commission on Infant Hearing establish that all children at risk of hearing impairment be monitored for possible hearing loss through age three.

Multiple technologies in one device.    The Echo-Screen line of products can be configured with any combination of up to three hearing screening technologies in one handheld device. These technologies are: (1) Transient evoked otoacoustic emissions (“TEOAE”), (2) Distortion product otoacoustic emissions (“DPOAE”), and (3) Automated auditory brainstem response. Both TEOAE and DPOAE technologies can be complementary as they test the cochlea in different ways. TEOAE testing can be more valuable when used for screening purposes while DPOAE testing will be more valuable when evaluating hearing impairment at specific frequencies.

The Echo-Screen product, based on clinically validated automated otoacoustic emissions technology (“AOAE”) delivers clicks or tone bursts to the patient’s ear canal via a probe which is inserted within the ear. The patient’s cochlea generates sound waves in response to these clicks or tone bursts. The ear probe, which contains a very sensitive microphone, then measures and records the sound wave responses of the patient’s cochlea. The Echo-Screen device analyzes the patient’s response and automatically provides a “pass” or “refer” result.

Hearing Screening Supply Products

•	ALGO Screening Supply Kits. For infection control, accuracy, and ease of use, each of our ALGO screening devices are designed so that each newborn hearing test conducted with the ALGO screener is carried out with screening supplies designed specifically for use with our AABR technology. Natus offers a variety of packaging options that include single-use earphones, which we call Ear Couplers or Flexicouplers, and electrodes, which we call Jelly Button or Jelly Tab sensors. All of our screening supplies are alcohol and latex-free, and our adhesives are specially formulated for use on the sensitive skin of newborns.

•

Echo-Screen Supply Products.    For infection control, accuracy, and ease of use, each of our Echo-Screen devices are designed so that each hearing test conducted with the Echo-Screen screener is carried out with screening supplies designed specifically for use with our AOAE and AABR technology. Natus offers a variety of screening supply options that include single-use probe tips in a variety of sizes and single-use earphones. We also offer disposable electrodes for use with the AABR screening software.

•	MiniMuffs Neonatal Noise Attenuators. In 1995, we introduced our MiniMuffs, which are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units. The MiniMuffs fit securely over a baby’s ear and reduce sound levels by at least seven decibels, representing a reduction of sound pressure of more than 50%. Our MiniMuffs product is sold worldwide and meets health care infection control standards through its single-use design.

Jaundice Management

Overview

Babies are generally born with a quantity of red blood cells necessary for fetal life but in excess of their needs as newborns. The body, in a normal process known as hemolysis, breaks down excess red blood cells. The two products of hemolysis are a yellow pigment called bilirubin and a proportional amount of carbon monoxide. Abnormal rates of hemolysis cause abnormal levels of bilirubin and carbon monoxide. An abnormal rate of hemolysis may also be an indicator of a number of other disorders including anemia, infection, and some genetic disorders.

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

The American Academy of Pediatrics Committee on Fetus and Newborns estimates that each year 60% of the approximately four million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for 50% of readmissions. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and has called for the physician to determine the presence or absence of an abnormal rate of hemolysis to establish the appropriate treatment for the newborn.

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

Jaundice Management Products

In 2004, the American Academy of Pediatrics issued new guidelines for the treatment of jaundice in newborns. The guidelines recommend phototherapy as the standard of care for the treatment of hyperbilirubinemia in infants born at 35 weeks or more of gestation. The guidelines further highlight the need for “intense” phototherapy, and specifically recommend the use of the “blue” light treatment incorporated into our neoBLUE products.

We currently offer the following products that meet AAP guidelines and meet the needs of our customers related to the treatment of newborn jaundice:

•	neoBLUE Phototherapy Device. In October 2002, we introduced our neoBLUE phototherapy device as a crib-side unit used for the treatment of jaundice. The device utilizes Light Emitting Diode, or LED, technology to generate a narrow spectrum of blue light that, we believe, is optimal for the conversion of bilirubin, and produces a negligible amount of both ultraviolet and infrared light. These LEDs emit a high-intensity band of blue light, which is clinically proven to be most effective in the breakdown of bilirubin. Because the neoBLUE phototherapy device emits significantly less ultraviolet light and heat than conventional phototherapy devices, it may reduce the risk of skin damage and dehydration for infants undergoing treatment. Also, the utilization of this light may result in a more rapid reduction of bilirubin levels in newborns and potentially reduce the treatment time associated with phototherapy.

•	neoBLUE Mini Phototherapy Device. In September 2004, we introduced our neoBLUE Mini phototherapy device. Designed as a smaller counterpart to our existing overhead neoBLUE LED phototherapy device, the neoBLUE mini system offers clinicians a more compact and portable alternative to other brands of phototherapy devices currently on the market. The neoBLUE mini device’s adjustable arm with pole mount facilitates attachment to a variety of patient care apparatuses such as incubators and radiant warmers, which are often used during phototherapy treatment.

•	Biliband Eye Protector. In October 2003, we began selling the Biliband Eye Protector, a single-patient use supply product designed to block light from reaching the eyes of newborns undergoing phototherapy treatment. Test results from an independent study demonstrate that the Biliband blocks more light than other leading brands of phototherapy eye shields. Moreover, unlike other phototherapy shields that may not stay in place very well, the Biliband’s unique Y-shaped design allows it to conform to various head shapes and remain in place.

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

Currently, newborn metabolic screening programs are run by state public health agencies. Notably, the array of screening tests performed by each state varies and changes periodically. As many as ten or more treatable disorders can be detected through the use of reagent based screening technology. Recently some states have begun using tandem mass spectrometry in their newborn metabolic screening programs. Through the use of tandem mass spectrometry, more than 40 disorders of body chemistry can be detected in the analysis of a single blood specimen.

These rapid advances in screening are now providing an increasing ability to develop effective treatments for a wider range of metabolic disorders. The availability of accurate demographic and other information is a key component in the identification of at-risk infants and the timely application of these treatments. Testing for a broader range of metabolic disorders in newborns has created the need for more efficient and complex data management. New federal and state initiatives, focusing on the security of medical information, are coupled with a desire to increase the utility of newborn metabolic screening data. Key to this utility is the integration of public health data into a central repository.

Data Management Products

Our Neometrics newborn screening data management products consist of an integrated suite of software modules that collect and analyze demographic data and test results associated with the newborn screening process. The suite of products assists laboratory personnel in quickly and accurately identifying infants with possible life-threatening disorders and to relay this information to appropriate medical personnel. With protocols customized to the specific rules and regulations of each state, the applications then assist in the management of patient follow-up and treatment. The key to the effectiveness of these applications is their ability to meet the specific requirements of high-volume, state-based newborn screening laboratories. The modular-based system utilizes an advanced database engine and is highly configurable. However, the latest designs of the modules utilize a standard and familiar graphical user interface format for ease of customer use. Comprehensive help systems and well-planned modules contain advanced look-up and retrieval features which provide rapid access to an individual patient record and all associated results. The primary modules are:

•	Metabolic Screening Database System (“MSDS”). MSDS is the core database module in a system that provides the newborn screening laboratory with a tool for the processing of laboratory test results and demographic data. The module is configured in a client-server system utilizing a state-of-the-art database engine. Sub-modules of MSDS provide for look-up and retrieval of specimen information, comprehensive on-line help systems, flexible reporting, and extensive data exporting capabilities.

•	Case Management System (“CMS”). Follow-up of presumptive cases is a time-consuming and laborious effort. The CMS module helps to automate the entire process by organizing daily workflow for follow-up staff according to their specific requirements. Linked to MSDS, the case management system uses a library of preprogrammed actions to highlight time-critical tasks. Many of these tasks, such as the generation of letters to parents and physicians, can occur automatically.

•	Voice Response System (“VRS”). The voice response system provides on-demand spoken test results over a touch-tone phone to physicians and other authorized personnel. This module reduces the workload of lab staff by eliminating or reducing requests for newborn screening results.

•	Tandem Mass Spectrometry Testing Upgrade. Many customers have already invested in this next generation of newborn metabolic screening technology known as tandem mass spectrometry (“MS/MS”) in order to test each newborn for up to 40 or more disorders. Our MS/MS upgrade allows users to easily incorporate increasing numbers of metabolic screening tests and present the data and results in a useful manner.

•	Automated Newborn Screening Data Transfer Utility (“iNSIST”). This software utility automatically transfers data from state laboratories to the National Newborn Screening Information System (NNSIS) at the University of Texas, which acts as a data collection facility and clearing house for the Centers for Disease Control (CDC). The iNSIST application can interface with Neometrics MSDS and CMS applications as well as other data management systems.

•	Lead Follow-Up. This software provides the case management team with the ability to track lab specimens by geographic location and provide “one to many” analysis. An example of this would be to determine if lead exposure is caused at a school. Geographic tracking is critical when monitoring exposure to lead, as effective follow up and remediation must not only address the needs of the patient, but also the source of the exposure.

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

Thermoregulation Products

We sell the following products to meet the needs of newborn thermoregulation; they are used in neonatal units, nurseries, and postnatal wards in hospitals and clinics as well as in emergency transport vehicles:

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

Pulmonary Function

Overview

Prior to delivery, the fetus depends on the placenta to provide the normal gas exchange functions of ventilation, the removal of carbon dioxide, and respiration, the oxygenation of blood. At delivery, the newborn loses the placental support and is then required to initiate breathing so that its lungs can support these necessary gas exchange functions. This transition requires that the lungs expand and fill with air while eliminating the amniotic fluid previously contained in the lungs. Some newborns have difficulty clearing the fluid from their lungs and thus require assistance with normal gas exchange. These newborns usually have some form of respiratory distress in which their lungs’ ability to eliminate carbon monoxide or absorb oxygen is impaired. These newborns typically have difficulty breathing, which may appear as rapid breathing, grunting with breathing efforts, or cyanosis, a blueness due to lack of oxygen. In particular, pre-term babies often suffer from immature lung development whereby their lungs are stiff and difficult to inflate. These pre-term babies often need to work harder in order to breathe, and they may still not be able to absorb adequate amounts of oxygen. Some pre-term or full-term babies will require supplemental oxygen due to other disease processes such as infection, or aspiration of substances that cause lung irritation.

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

Segment Information

We currently operate in two reportable segments. Our Medical Devices and Related Supplies segment consists of all of our product lines exclusive of our Neometrics newborn screening data management system product line, which constitutes the Software Systems segment.

With the exception of our Neometrics newborn screening data management system, the nature of our products and production processes as well as type of customers and distribution methods are consistent among all of our product lines. Our Neometrics data management system product line is differentiated from our other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA, and revenue is recognized under the percentage of completion basis. We acquired our Neometrics newborn screening data management system product line in July 2003. Segment information for the year ended December 31, 2003 has been restated to reflect the change in the structure of our reportable segments. Financial information about our segments is set forth in Note 14—Segment, Customer, and Geographic Information of our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1—Organization and Significant Accounting Polices of our consolidated financial statements contained in this report. The Company allocates resources to and evaluates the performance of its segments based on operating income. Direct revenue and costs of each segment are allocated to the segment, including depreciation expense and amortization of intangible assets. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. Asset totals disclosed by segment are directly managed by those segments and include accounts receivable, inventory, certain fixed assets, intangible assets and goodwill, and certain other assets. Assets that are not allocated specifically to the segments primarily include cash and cash equivalents, short-term investments, and deferred tax assets. There are no significant intersegment transactions between our reportable segments.

Our Customers

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.

Devices & Systems

Devices and systems revenue results from the sale of our ALGO, Echo-Screen and neoBLUE medical devices, and our Neometrics’ data management system.

We have sold approximately 6,100 ALGO newborn hearing screening devices and 1,000 neoBLUE phototherapy devices worldwide, including approximately 4,200 ALGO devices that have been installed within the United States. Approximately 5,200 Echo-Screen devices have been sold, including those sold by Fischer-Zoth prior to our acquisition of the company in September 2004. While the majority of our device and systems sales have been to customers in the U.S., we have also sold ALGO hearing screening devices in 32 other countries. Our Neometrics newborn screening data management system has been installed in 18 state-based newborn metabolic screening programs in the U.S.

Supplies & Services

Supplies and services revenue results from sales of disposable supplies for our ALGO and Echo-Screen medical devices, the Nascor product line, Minimuffs, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices.

We sold ALGO hearing screening supplies to conduct approximately 2.5 million newborn hearing screenings in 2004, 2.3 million newborn hearing screenings in 2003, and 2.1 million screenings in 2002. While the majority of these sales have been to customers in the U.S., we have also sold ALGO hearing screening supplies in 32 other countries. Because of the nature of the packaging and variety of supplies used with our Echo-Screen line of hearing screeners it is difficult to determine the number of screens conducted with this product line. In 2003, the Company also began selling a line of disposable and semi-disposable newborn care products manufactured by Nascor Pty. Ltd. through our distribution network in North America and Europe.

In 2004, 2003 and 2002, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Revenue by Product Category

Revenue from Devices & Systems, and Supplies & Services, as a percent of total revenue for the years ending December 31, 2004, 2003 and 2002 is as follows:

	Devices and Systems	Supplies and Services	Total
2004	39%	61%	100%
2003	30%	70%	100%
2002	28%	72%	100%

Marketing and Sales

Marketing

Our marketing strategy is to differentiate our products by their level of quality, performance, and customer benefit. We educate customers and potential customers worldwide about our products through several traditional methods, such as, but not limited to:

•	Trade conference exhibits;

•	Direct presentations to healthcare professionals;

•	Publications in professional journals and trade magazines;

•	The internet via our website, www.natus.com;

•	Print and direct mail advertising campaigns; and

•	Sponsorship of and participation in clinical education seminars.

We believe that educational efforts directed at government agencies and key physicians and clinicians about the benefits of universal screening in terms of patient outcomes and long-term treatment costs are a key element of our marketing strategy.

Direct Sales

In the U.S. and the United Kingdom (“U.K.”), we sell our products directly to our customers utilizing a direct sales approach. These direct sales organizations are a significant benefit to the Company, allowing us to maintain a higher level of customer service and satisfaction than would otherwise be possible by another distribution method. Revenue from our direct sales channels was 79% of our revenue in 2004, 83% of our revenue in 2003, and 87% of our revenue in 2002.

Distributor Sales

In markets other than the U.S. and the U.K. we rely exclusively on our distributor sales channel, which consists of distributors selling Natus products into more than 50 countries as of December 31, 2004. We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may distribute Natus products directly to their customer, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques. Revenue from sales through our network of distributors was approximately 21% of our revenue in 2004, 17% of our revenue in 2003, and 13% of our revenue in 2002.

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. We have entered into agreements with several GPO’s, and we will seek to renew or enter into similar agreements with these and other group purchasing organizations in the future. These GPO’s are not required to renew agreements with us, and the members of these organizations are not required to purchase our products. Our group purchasing arrangements typically contain preferential terms for the GPO and its members, including provisions for some if not all of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

In accordance with current generally accepted accounting principles, negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than an expense.

GPO’s do not generally purchase products from Natus. Hospitals, group practices, and other clinics that are members of GPO’s purchase products directly from Natus under the terms negotiated by the GPO. Direct purchases by members of group purchasing organizations accounted for approximately 46% of our revenue in 2004, 39% of our revenue in 2003, and 47% of our revenue in 2002.

Direct purchases by members of one GPO, Novation, accounted for approximately 20% of our revenue in 2004, 22% of our revenue in 2003, and 29% of our revenue in 2002.

Third-Party Reimbursement

In the U.S., health care providers generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedures they perform. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors provide for services. In general, reimbursement for newborn screening is included in the lump-sum payment for the newborn’s birth and hospitalization. For this reason, we are not able to measure a reimbursement success rate for our screening products.

Reimbursement systems in international markets vary significantly by country or by regions within countries, and may include both private and government sponsored insurance.

Customer Service and Support

Our medical devices are generally sold with a one-year warranty. We also sell extended service contracts for some of our products. We provide service to our domestic customer base through our Redding, California service center. This facility is equipped to perform full service, repair, and calibration services to customers on a warranty and fee basis. Service for our Neometrics data management system is provided from our New York office, pursuant to maintenance agreements. Service for our international customers is provided by our service centers in the U.K. and Germany.

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

Our manufacturing, service, and repair facilities are subject to periodic inspection by federal, state, and foreign regulatory authorities. Our quality assurance system is subject to regulation by the FDA and other state government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. Our California manufacturing, service, and repair facilities are registered and/or licensed by the FDA and the State of California. We have passed all quality system regulations inspections of our facilities conducted by the FDA and respective states. In addition, our San Carlos facility has received ISO 9001/EN46001 certification. ISO 9001/EN46001 certification standards for quality operations have been developed to ensure that companies know the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allowed us to place a CE mark on our products after assembling appropriate documentation.

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

Partnerships that complement our expertise.    We continue to seek strategic partners in order to develop products that may not otherwise be available to us. By taking advantage of our core competencies, we believe that we can bring products to market in an efficient manner, and leverage our distribution channels.

New opportunities through technology acquisition.    We continue to evaluate new and emerging technologies in order to identify new product opportunities for our customers. With our knowledge of the newborn market we believe that we can effectively develop technologies into successful new products.

Our research and development expenses were $3.7 million in 2004, $3.7 million in 2003, and $4.8 million in 2002.

Proprietary Rights

We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. The Company holds 22 U.S. patents, which will expire at various times from 2007 to 2023, and 20 foreign patents. In addition, the Company has eight U.S. and 52 foreign patent applications pending. Our patents and patent applications address various aspects of our current products and those in development including, but not limited to, the earphones used with our ALGO screeners, and certain features of our neoBLUE phototherapy devices. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and seek to control access to our intellectual property, distribution channels, documentation, and other proprietary information. However, we believe that these measures afford only limited protection.

The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. With respect to our neoBLUE phototherapy devices, the basic concept of using blue lights for phototherapy is well established in the technical literature and is therefore not patentable. However, we have one patent pending that pertains to some of the features in our neoBLUE phototherapy devices, and the design and manufacturing methods we use are proprietary to us. We cannot be certain that the patent applications we have filed to protect the features of our products will be allowed, and if allowed will be enforceable, and if enforceable will deter others from using similar technologies.

The company capitalizes the cost of purchased technology and intellectual property, as well as certain costs incurred in obtaining patent rights, and amortizes these costs over the estimated economic lives of the related assets.

Competition

We sell our products in intensely competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations, and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. In the United States, we sell our supply products in a mature market. Because these products can generate high margins, we expect that our products, particularly our hearing screening supply products will face increasing competition.

We believe the principal factors that will draw clinicians and other buyers to our newborn testing, monitoring, or treatment products, including hearing screening, jaundice management, and newborn metabolic screening products, include:

•	Level of specificity, sensitivity, and reliability of the product;

•	Time required to obtain results with the product, such as to run tests with or treat a clinical condition;

•	Relative ease of use of the product;

•	Depth and breadth of the product’s features;

•	Quality of customer support for the product;

•	Frequency of product updates;

•	Extent of third-party reimbursement of the cost of the product or procedure;

•	Extent to which the products conform to standards of care guidelines; and

•	Price of the product.

Our competitors may have competitive advantages over us in some of these areas, and they may be able to devote greater resources to the development, promotion and sale of their products. We believe that our primary competitive advantages relate to the functionality and reliability of our products. We are aware that our competitors seek to mitigate this advantage by offering lower prices.

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

The FDA has classified our ALGO and Echo-Screen hearing screeners and our neoBLUE phototherapy devices as class II devices. The FDA has classified our Nascor line of neonatal heatshields and oxygen delivery systems as class I devices. The FDA to date has not regulated data management software including our Neometrics newborn screening data management system.

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

The following chart shows the U.S. regulatory approvals of the products we currently sell and our regulatory approvals in Europe, Japan, Oceania, and Canada:

Natus Device	FDA 510(k)	CE Mark	Japan (Shonin)	Oceania	Canada
ALGO 3i screener	X	X	X	X	X
ALGO 3 screener	X	X		X	X
ALGO Portable screener	X	X	X	X	X
Echo-Screen screener	X	X	X	X	X
MiniMuffs	X	X	X	X
neoBLUE phototherapy device	X	X	X	X	X
neoBLUE mini phototherapy device	X	X		X	X

FDA Regulation

Numerous FDA regulatory requirements apply to our marketed devices. These requirements include:

•	FDA quality system regulations which require manufacturers to create, implement, and follow design, testing, control, documentation, and other quality assurance procedures;

•	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products; and

•	FDA general prohibitions against promoting products for unapproved uses.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	Fines, injunctions, and civil penalties;

•	Recall or seizure of our products;

•	Issuance of public notices or warnings;

•	Imposition of operating restrictions, partial suspension, or total shutdown of production;

•	Refusal of our requests for 510(k) clearance or pre-market approval of new products;

•	Withdrawal of 510(k) clearance or pre-market approval already granted; or

•	Criminal prosecution.

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

We believe we are currently in compliance with applicable safety, quality, environmental-protection, biohazard, and hazardous-substance-disposal regulations.

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

Employees

On December 31, 2004, we had approximately 119 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 15, 2005:

Name	Age	Position(s)
James B. Hawkins	49	Chief Executive Officer, President, and Director
Steven J. Murphy	53	Vice President Finance
William L. Mince	53	Vice President Operations
Kenneth M. Traverso	44	Vice President Marketing and Sales
D. Christopher Chung, M.D.	41	Vice President Medical Affairs, R&D, and Engineering

James B. Hawkins has served as President and Chief Executive Officer and member of the Board of Directors since joining Natus in April 2004. Mr. Hawkins has over 25 years of combined medical device and financial management experience. Prior to joining Natus, he was President and Chief Executive Officer of Invivo Corporation (Nasdaq: SAFE) for 19 years. Invivo Corporation, maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation (Nasdaq: IMGC). He earned a bachelor of commerce degree, specialized in management from Santa Clara University and a Masters of Business Administration—Finance degree from San Francisco State University.

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

William L. Mince has served as our Vice President Operations since joining Natus in October 2002. From November 2000 to September 2002, Mr. Mince served as President and Founder of My Own Jukebox, an Internet retail company. From July 1998 to October 2000, Mr. Mince was a consultant with the majority of his time spent as Senior Vice President Network Solutions for Premier Retail Network, a media broadcasting company. From July 1997 to June 1998, Mr. Mince served as President and Chief Operating Officer of Ophthalmic Imaging Systems, a publicly-held medical device company. From July 1994 to June 1997, Mr. Mince was Vice President Operations with Premier Retail Network. From May 1988 to June 1994, Mr. Mince was Director of Operations for Nellcor, a medical device company. Mr. Mince holds a Bachelor of Science degree in Business Administration from the University of Redlands and a Masters of Business Administration degree from National University.

Kenneth M. Traverso has served as our Vice President Marketing and Sales since April 2002. From September 2000 to April 2002, he served as our Vice President Sales. From October 1999 to July 2000, Mr. Traverso served as President of DinnerNow.com Inc., an internet aggregator for the restaurant industry. From January 1998 to September 1999, Mr. Traverso served as Vice President Sales, Western Region of Alere Medical, an outpatient chronic disease management company. From May 1995 to January 1998, Mr. Traverso served as Vice President Marketing and Sales of AbTox, Inc., a low temperature sterilization company. From August 1990 to May 1995, Mr. Traverso served in various capacities at Natus, including Vice President Sales. From September 1984 to July 1990 Mr. Traverso served various positions at Nellcor, a medical device company, including Regional Sales Manager, Western Region. Mr. Traverso holds a Bachelor of Science degree in Administration & Marketing from San Francisco State University.

D. Christopher Chung, M.D., has served as our Vice President, R&D and Engineering since June 2003, and has served as our Vice President, Medical Affairs since February 2003. Dr. Chung also served as our Medical Director from October 2000 to February 2003. From August 2000 to present, Dr. Chung has also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics.

In January 2004 the Company entered into a Transition Agreement and Release with the Company’s former chief executive officer. Pursuant to the agreement, the Company and the executive agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor, who was hired in April 2004. The agreement also contains a severance agreement providing for payment of the executive’s then current salary and medical benefits for eighteen months thereafter. Additionally, the provisions of certain stock options that had been granted to the executive were modified, including the immediate vesting of any stock options not previously vested and an extension to April 2007 of the time period to exercise certain stock option grants.

ITEM 2.	Properties

Our corporate headquarters are located in San Carlos, California. The facilities cover approximately 35,000 square feet. It houses substantially all of our employees involved in ALGO hearing screener and neoBLUE device manufacturing, research and development, and related customer support services, as well as all worldwide marketing, administration, and finance employees. Leases for these facilities expire during 2005 and 2006. We rent on a month-to-month basis office and production facilities outside Munich, Germany for research, development, and manufacturing of our Echo-Screen line of products. In addition, we lease small facilities in New York, Redding California, and London England under leases that expire between 2005 and 2007. We expect that our current leased facilities will be sufficient for our needs over the next 12 months.

ITEM 3.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “BABY” since our initial public offering in July 2001. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2004:
Fourth Quarter	$8.88	$6.70
Third Quarter	7.25	5.07
Second Quarter	6.60	3.82
First Quarter	6.90	3.65

Fiscal Year Ended December 31, 2003:
Fourth Quarter	$5.03	$3.56
Third Quarter	5.20	3.77
Second Quarter	4.90	3.17
First Quarter	4.00	3.08

As of March 15, 2005, there were 17,170,612 shares of our common stock issued and outstanding and held by approximately 80 stockholders of record. We estimate that there are approximately 3,200 beneficial owners of our common stock.

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

Use of Proceeds

During 2004, we used proceeds from our initial public offering: (1) to purchase Fischer-Zoth, GmbH and related entities for $5.8 million, (2) to purchase equipment costing $1.9 million, and (3) for working capital needs.

ITEM 6.	Selected Consolidated Financial Data

Our selected consolidated financial data is presented below as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the years in the five-year period ended December 31, 2004, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2002, 2001, and 2000 and the consolidated statements of operations data for the years ended December 31, 2001 and 2000 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Certain amounts in the 2003 and prior financial statements have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2004*	2003*	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$36,506	$31,006	$27,013	$27,401	$24,633
Cost of revenue	15,015	12,786	12,122	10,843	8,745

Gross profit	21,491	18,220	14,891	16,558	15,888

Operating expenses:
Marketing and selling	11,305	12,775	13,673	12,863	9,021
Research and development	3,672	3,682	4,752	4,282	3,443
General and administrative	6,626	4,984	5,018	4,235	3,188
Acquired in process research and development	470	—	—	—	—
Restructuring	776	—	234	—	—

Total operating expense	22,849	21,441	23,677	21,380	15,652

Income (loss) from operations	(1,358)	(3,221)	(8,786)	(4,822)	236
Other income, net	310	597	1,296	942	32

Income (loss) before provision for income taxes	(1,048)	(2,624)	(7,490)	(3,880)	268
Provision for income tax (benefit) expense	297	4	(38)	3	33

Income (loss) from continuing operations	$(1,345)	$(2,628)	$(7,452)	$(3,883)	$235

Income (loss) per share from continuing operations:
Basic	$(0.08)	$(0.16)	$(0.46)	$(0.51)	$0.33

Diluted	$(0.08)	$(0.16)	$(0.46)	$(0.51)	$0.02

Weighted average shares used to compute:
Basic income (loss) per share	16,837	16,411	16,056	7,540	710
Diluted income (loss) per share	16,837	16,411	16,056	7,540	9,642

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$35,743	$37,635	$44,918	$53,086	$983
Working capital	40,826	44,720	50,883	58,642	4,065
Total assets	59,257	57,020	59,340	64,935	10,718
Convertible preferred stock	—	—	—	—	25,226
Total stockholders’ equity (deficit)	52,728	52,632	54,687	61,029	(18,283)

*	Results for of operations of Neometrics and Fischer-Zoth are included from their acquisition dates of July 2003 and September 2004, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business.

•	Year 2004 Overview. A summary of key information concerning the financial results for 2004 and changes from 2003.

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates.

•	Results of Operations. An analysis of the Company’s results of operations for the three years presented in the financial statements.

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging.

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows.

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

Business

We develop, manufacture, and market products for the detection, treatment, monitoring, and tracking of common medical disorders in newborns. Currently, our principal product lines consist of our ALGO screening products for hearing screening, our Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our neoBLUE LED line of Phototherapy devices (“neoBLUE phototherapy devices”) for the treatment of newborn jaundice, our Neometrics newborn screening data management system, our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and the Nascor product line.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies for our ALGO and Echo-Screen medical devices, the Nascor product line of heatshields and oxygen delivery hoods, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO, Echo-Screen, and neoBLUE medical devices, and installations of our Neometrics’ newborn screening data management system.

Year 2004 Overview

During 2004 Natus strengthened and reorganized its management team. In June the Company implemented a cost reduction plan and in the third quarter completed the acquisition of Fischer-Zoth and divestiture of Neogenesis. For the first time since the Company’s initial public offering in July 2001, and largely as a result of these actions, in the second half of 2004 the Company reported two consecutive quarters of profitability.

James B. Hawkins joined Natus in April 2004 as President and Chief Executive Officer and a member of the Board of Directors. Mr. Hawkins brings to Natus 25 years of combined medical device and financial management experience, most recently as President and Chief Executive Officer of Invivo Corporation (Nasdaq: SAFE). Invivo Corporation, a maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation (Nasdaq: IMGC). We entered into a transition agreement and release with our former chief executive officer in January 2004 .

In June 2004 we implemented an operating cost reduction plan that resulted in an immediate reduction of 25 employees including changes to our senior management team. The actions we undertook in June had a significant impact on our ability to report income from continuing operations of $2.4 million in the second half of 2004.

In June 2004 we announced our intent to divest the Neogenesis line of products, which were acquired in July 2003 as part of our acquisition of Neometrics. The divestiture was completed in 2004 and we do not expect to record additional losses from discontinued operations related to this line of products.

In September 2004, we purchased for $5.8 million in cash, including direct costs of the acquisition, and potential future earnout payments, all the common stock of privately held Fischer-Zoth, located near Munich, Germany, as well as intangible assets held individually by the owners of Fischer-Zoth. Founded in 1995, Fischer-Zoth develops, manufacturers, and markets its Echo-Screen OAE products for the detection and assessment of hearing disorders. Fischer-Zoth’s OAE products utilize proprietary, patented signal processing analysis software and are used in conjunction with a disposable supply.

We estimate that approximately 90 to 95% of the children born in the U.S. are currently being tested for hearing prior to discharge from the hospital. In the United States we sell our products in a maturing, competitive market. We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. Because these products can generate high margins, we will likely face increasing competition. We believe that our primary competitive advantage relates to the functionality and reliability of our products and we expect that our competitors will seek to mitigate this advantage by offering lower prices.

We sell our products through a direct sales force in the U.S. and the U.K., and to distributors in over 50 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices. International sales accounted for 27% of our revenue during 2004, 23% of our revenue during 2003, and 17% of our revenue during 2002. We anticipate that international revenue will increase as a percent of revenue in the future.

Our net income or loss can be markedly impacted by the decisions of management regarding the level of resources applied to our business. Management and our board of directors make these decisions on the basis of sales forecasts, expected customer orders, economic conditions, and other factors. These costs are primarily personnel and facilities costs that are relatively fixed in the short term and directly impact net income.

As of December 31, 2004, we had total federal and state net operating loss carry forwards of approximately $18.6 million and $6.7 million, respectively, available to reduce future taxable income. If not utilized to offset taxable income in future periods, these net operating loss carryforwards will expire in various amounts beginning in 2005 and continuing through 2023. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire. In addition, U.S. income tax law imposes limitations on the amount of net operating loss carry forwards we can use in any given year and on the ability to use net operating loss carry forwards if we experience a more than 50% change in ownership during any three-year period.

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

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices, and supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from our Neometrics newborn screening data management system, which is generally highly customized, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. We have entered into agreements with several group purchasing organizations, which typically contain preferential terms for the GPO and its members, including provisions for some if not all of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

GPO’s do not generally purchase products from us. Hospitals, group practices, and other clinics that are members of GPO’s purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than an expense. Revenue from sales to members of GPO’s is otherwise consistent with our general revenue recognition policies as described previously.

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

At December 31, 2004 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $279,000. Other advance payments from customers were not material at December 31, 2004. Our allowance for estimated uncollectible accounts receivable was $472,000 at December 31, 2004.

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

At December 31, 2004 we have goodwill and intangible assets with a carrying value of approximately $9.4 million.

Liability for product warranties

Our medical device products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our products during these service periods. We base the liability in part upon our historical experience; however, estimates of the costs to honor our warranties are often difficult to determine due to uncertainty surrounding the extent to which new products will require servicing and the costs that will be incurred to service those products. Until we have historical experience of the cost to honor warranties on new products, we base additions to the reserve on a combination of factors including the standard cost of the product, experience with similar products, and other judgments, such as the degree to which the product incorporates new technology. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating margins and results of operations.

At December 31, 2004 our reserve for product warranties is approximately $253,000.

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

At December 31, 2004, our net deferred tax assets were zero, net of a $10.2 million valuation allowance.

Results of Operations

The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period. Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the current year presentation.

	Percent of Revenue
	Years Ended December 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	41.1	41.2	44.9

Gross profit	58.9	58.8	55.1

Operating expenses:
Marketing and selling	30.9	41.2	50.6
Research and development	10.1	11.9	17.6
General and administrative	18.2	16.1	18.6
Acquired IPR&D	1.3	—	—
Restructuring	2.1	—	.8

Total operating expenses	62.6	69.2	87.6

Loss from operations	(3.7)	(10.4)	(32.5)
Other income, net	.8	1.9	4.8

Loss before provision for income taxes	(2.9)	(8.5)	(27.7)
Income tax provision (benefit)	.8	—	(0.1)

Loss from continuing operations	(3.7)	(8.5)	(27.6)
Discontinued operations	(2.9)	(.4)	—

Net loss	(6.6)%	(8.9)%	(27.6)%

Comparison of 2004 and 2003

Consolidated Results

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. Although the employee reductions came from production, marketing and sales, research and development, and administrative, approximately 62% of the costs associated with the restructuring came from administrative, and business development, which is a component of marketing and sales. The remainder of the charge was associated with the liquidation of the Company’s sales subsidiary in Japan, which was substantially completed in 2004. Substantially all of the costs associated with the restructuring were recorded in the second quarter of 2004, and the Company does not expect to incur further costs associated with the restructuring. Additional financial information about the restructuring is set forth in Note 10—Restructuring Charges of our consolidated financial statements contained in this report.

Our revenue increased $5.5 million, or 18%, to $36.5 million in 2004 from $31.0 million in 2003. Revenue from devices and systems grew to $14.1 million in 2004 from $9.4 million in 2003. Approximately $1.6 million, or 28% of the increase, was attributable to sales of the Company’s neoBLUE line of phototherapy lights, including the new neoBLUE mini product, which was introduced in September 2004. The balance of the increase came from sales of hearing screening devices, including $1.8 million from the Echo-Screen OAE device, which Natus gained through its recent acquisition of Fischer-Zoth, partially offset by a decrease in revenue from installations of the Neometrics metabolic screening database systems. Revenue from supplies and services increased $839,000, or 4%, to $22.1 million in 2004 from $21.2 million in 2003. Substantially all of the revenue increases mentioned above, and in the narrative to follow, were from increased unit sales of our products, as average selling prices remained relatively stable among most of our product lines. Revenue from supplies and services were 61% of total revenue in 2004 compared to 69% of total revenue in 2003. No end-customer accounted for more than 10% of our revenue in either 2004 or 2003.

Revenue from sales outside the U.S. was $10.0 million for 2004, up $2.8 million, or 40% from $7.1 million for 2003. The most significant increase came from sales in the UK and Europe where revenue in 2004 increased by $3.2 million to $6.2 million. The increase was led by $1.8 million of sales of the Echo-Screen OAE device, which we gained through our acquisition of Fischer-Zoth. The increase in sales in the UK and Europe was offset by lower sales in Asia. International sales of devices and systems increased $3.0 million to $7.1 million, and international sales of supplies and services remained stable at $2.8 million. While unit sales of ALGO supplies increased, the increase was offset by a reduction in average selling prices in our international markets. In particular, a change in our distribution method in Japan, where we ceased direct sales and began to sell through a distributor, has resulted in lower average selling prices of ALGO supplies in that country. However, the reduction in revenue is offset by an approximate $900,000 decrease in our operating expenses in Japan.

Our cost of revenue increased $2.2, or 17%, to $15 million in 2004 up from $12.8 million in 2003. Gross profit increased $3.3 million, or 18%, to $21.5 million in 2004 from $18.2 million in 2003. Gross profit as a percentage of revenue improved marginally to 58.9% in 2004 from 58.8% in 2003.

Our marketing and selling expenses decreased $1.5 million, or 12%, to $11.3 million in 2004 from $12.8 million in 2003. Approximately $900,000 of the reduction was related to the winding down and subsequent liquidation of our Japan sales subsidiary, which was substantially completed in 2004. Management believes that the Company will continue to benefit from the cost savings resulting from the liquidation of the Japan sales subsidiary. Additional cost savings resulted from the substantial completion in 2003 of a program to transition customers to the new cable used with our ALGO Flexicoupler supply products. Costs associated with advertising, promotion and public relations were also reduced by approximately $370,000 in 2004. These cost reductions were offset by increased costs associated with the operations of Fischer-Zoth, which we acquired in September 2004, and Neometrics, which we acquired in July 2003.

Our research and development expenses were flat at $3.7 million in 2004 and 2003. We experienced reductions in personnel and outside service costs of approximately $577,000 in our domestic operations exclusive of the Neometrics business. These reductions were offset by costs associated with our Neometrics and Fischer-Zoth operations.

In January 2004 the Company entered into a Transition Agreement and Release with the Company’s former chief executive officer. Pursuant to the agreement, the Company and the executive agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor, who was hired in April 2004. The agreement also contains a severance agreement providing for payment of the executive’s then current salary and medical benefits for eighteen months thereafter. We recorded charges of $518,000 related to the severance benefits as well as $352,000 of stock compensation related to a modification of the terms of certain stock options granted to the individual.

Our general and administrative expenses increased $1.6 million, or 33%, to $6.6 million in 2004 from $5.0 million in 2003. Costs associated with the transition of the Company’s former CEO, as mentioned above, contributed to $870,000 of the increase. In addition we incurred costs of approximately $142,000 related to the search for a new CEO. Management believes that those costs are non-recurring in nature. We also experienced increases in costs of outside consultants and insurance as well as increased administrative costs associated with Neometrics and Fischer-Zoth.

We recorded $470,000 of costs associated with an in-process research and development (“IPR&D”) project related to our acquisition of Fischer-Zoth. The project further develops the capabilities of Fischer-Zoth’s existing proprietary automated otoacoustic emissions technology for use as an automated hearing diagnostic tool. We valued the technology using an excess-earnings approach over a ten-year projection period. Although the project is currently in a clinical testing phase, we consider the project to have significant risk and do not at this time know whether the project will result in a commercially viable product.

We recorded aggregate amortization of $33,000 of deferred stock compensation in 2004, of which $5,000 was included in cost of revenue, $127,000 of deferred stock compensation in 2003, of which $17,000 was included in cost of revenue, and $469,000 of deferred stock compensation in 2002, of which $79,000 was included in cost of revenue. Deferred stock compensation, which was related to the grant of stock options to employees during the year ended December 31, 2001 has been fully amortized as of December 31, 2004.

Net other income (expense) consists of investment income, interest expense, currency gains and losses, and other items, and decreased $287,000 or 48%, to $310,000 in 2004 from $597,000 in 2003. The decrease was primarily due to a decrease in investment income caused by both reduced interest rates and lower average cash balances.

In January 2004, we began notifying customers that we will no longer support our CO-Stat End Tidal Breath Analyzer, a device that we developed to provide clinicians with a tool that measures the rate of hemolysis, or red blood cell breakdown, in newborns. To that end, we initiated a plan to remove from service all units currently in use by customers, which was substantially completed in 2004. We realized only limited sales from our CO-Stat product since its introduction in 2001 and do not expect that this action will have a material impact on the Company’s future financial condition or results of operations.

In June 2004 the Company announced its intent to divest the Neogenesis line of products, which were acquired in July 2003, as part of our acquisition of Neometrics. On September 30, 2004 the Neogenesis line of products was sold to a privately-held company. Assets with a book value of approximately $300,000 were sold for $10,000 cash and a $364,000 promissory note payable in equal monthly payments of approximately $3,500 beginning April 2005 and continuing through October 2009, at which time the balance of $200,000 becomes due. The entire value of the promissory note was reserved for because of the uncertainty of its collectability. In 2004, we reported a loss from discontinued operations of $1.1 million. The divestiture of the Neogenesis line of products was completed in 2004 and do not expect to record additional losses from discontinued operations.

Segment Results

We currently operate in two reportable segments, our Medical Devices and Related Supplies segment and our Software Systems segment. Management considers the costs associated with the transition of the Company’s former CEO and costs associated with the restructuring initiatives implemented in June 2004, which are more fully described in Note 10—Restructuring Charges of our consolidated financial statements contained in this report, to be non-recurring, and those costs have been excluded from the discussion and analysis of the results of our reportable segments. Additional financial information about our segments, including a reconciliation of segment operating results to consolidated operating results, is set forth in Note 14—Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies

Revenue from our medical devices and related supplies segment increased by $4.4 million, or 15%, to $33.7 million in 2004, from $29.3 million in 2003. The increase was attributable to sales of the Company’s neoBLUE line of phototherapy lights for the treatment of newborn jaundice, which were initially introduced in October 2003, including the new neoBLUE mini product, which was introduced in September 2004. The balance of the increase came from sales of hearing screening devices, including $1.8 million from the Echo-Screen OAE device, which Natus gained through its acquisition of Fischer-Zoth in September 2004.

The medical device and related supplies segment reported income from operations of $1.0 million in 2004, including approximately $1.4 million of depreciation and amortization costs. The segment reported a loss from operations of $3.2 million in 2003, including approximately $1.3 million of depreciation and amortization costs. The results in 2004 were favorably impacted by reduced costs of operating our Japan sales subsidiary as well as cost reductions resulting from the restructuring initiatives implemented in mid 2004. In addition, operating results of Fischer-Zoth were immediately accretive to earnings.

Software Systems

Our software systems segment consists substantially of the operations of our Neometrics business unit, which we acquired in July 2003. Segment results for 2003 therefore reflect the operations for only six months.

Revenue from our software systems segment increased by $1.1 million, or 66%, to $2.9 million in 2004, from $1.7 million in 2003. The increase primarily reflects the contribution of the full year 2004 compared to only six months in 2003. We derive revenue in our software systems segment from systems installations and maintenance of those installations. Revenue from system installations represented 38% of total segment revenue in 2004 compared to 59% in 2003. Several large systems installations were substantially completed in the 2003 period and fewer systems installations were implemented in 2004. Revenue from systems installations is generally non-recurring and may show more variance from year to year than revenue from maintenance, which is largely recurring.

The software systems segment reported a loss from operations of $747,000 in 2004, including approximately $409,000 of depreciation and amortization costs. The segment reported a loss from operations of $24,000 in 2003, including approximately $171,000 of depreciation and amortization costs. Several factors contributed to the unfavorable results in 2004. During the year, we transitioned several customers from DOS-based to Windows-based operating systems. These system conversions generated lower than average profit margins, however, we believe that the transition to Windows-based systems will allow us to maintain and upgrade these systems in a more efficient manner in the future. In addition, we performed other development work on several MSDS systems that was not profitable for us related to contractual obligations existing prior to our acquisition of the Neometrics business unit in July 2003. We also implemented some management changes in the second half of the year. We believe the above-mentioned factors have been substantially resolved as of December 31, 2004. We expect that revenue from installations of our Neometrics data management suite may fluctuate from year to year.

Comparison of 2003 and 2002

Our revenue increased $4.0 million, or 15%, to $31.0 million in 2003 from $27.0 million in 2002. The Neometrics line of business contributed to $1.7 million of the increase, with the remainder resulting from increased sales of ALGO supplies and neoBLUE devices. Revenue from devices and systems increased $1.8 million, or 24%, to $9.4 million in 2003 from $7.6 million in 2002. Revenue from supplies and services increased $2.2 million, or 11%, to $21.2 million in 2003 from $19.1 million in 2002. Revenue from supplies and services was 69% of total revenue in 2003 compared to 71% of total revenue in 2002. No end-customer accounted for more than 10% of our revenue in either 2003 or 2002.

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

Our cost of revenue increased $664,000, or 6%, to $12.8 million in 2003 up from $12.1 million in 2002. The Neometrics lines of business accounted for $1.0 million of the increase, which was offset by reductions in manufacturing overhead as a result of cost reduction initiatives undertaken in September 2002. Gross profit increased $3.3 million, or 22%, to $18.2 million in 2003 from $14.9 million in 2002. Gross profit as a percentage of revenue improved to 59% in 2003 from 55% in 2002. The increase in gross profit as a percentage of revenue was due primarily to a reduction in manufacturing overhead as a percent of revenue.

Our marketing and selling expenses decreased $898,000, or 7%, to $12.8 million in 2003 from $13.7 million in 2002. The decrease in marketing and selling expense was due primarily to a $716,000 reduction in personnel costs, in addition to reduced travel and advertising expense of approximately $330,000, and other expense reductions. These cost reductions were partially offset by costs relating to our ALGO Flexicoupler cable transition program, which was substantially completed in 2003, and costs associated with the Neometrics business lines.

Our research and development expenses decreased $1.1 million, or 23%, to $3.7 million in 2003 from $4.8 million in 2002. The decrease in research and development expense was due primarily to a $1.5 million reduction in personnel costs, as well as reduced travel, outside consultant, contract-labor, and prototype expenses. These reductions were partially offset by costs associated with the Neometrics business lines.

Our general and administrative expenses were flat at $5.0 million in 2003 and 2002. Increases in personnel costs of approximately $251,000, and costs associated with our Neometrics business lines of approximately $211,000, were offset by a decrease in outside legal, accounting, and recruiting costs.

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

Segment Information

Management considers the costs associated with restructuring initiatives implemented in September 2002, which are more fully described in Note 10—Restructuring Charges of our consolidated financial statements contained in this report, to be non-recurring, and those costs have been excluded from the discussion and analysis of the results of our reportable segments. Additional financial information about our segments, including a reconciliation of segment operating results to consolidated operating results, is set forth in Note 14—Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies

Revenue from our medical devices and related supplies segment increased by $2.3 million, or 8%, to $29.3 million in 2003, from $27.0 million in 2002. The increase was attributable to sales of ALGO supplies and the Company’s neoBLUE line of phototherapy lights for the treatment of newborn jaundice, which were introduced in October 2003.

The medical device and related supplies segment reported a loss from operations of $3.2 million in 2003, including approximately $1.3 million of depreciation and amortization costs. The segment reported a loss from operations of $8.6 million in 2002, including approximately $823,000 of depreciation and amortization costs. The results in 2004 improved because of reduced materials costs for both devices and supplies as well as a reduction in all operating expense categories as a percentage of revenue.

Software Systems

Our software systems segment consists substantially of the operations of our Neometrics business unit, which we acquired in July 2003. Segment results therefore reflect only the operations of the segment for six months in 2003. There are no comparative financial results for 2002.

Revenue from our software systems segment was $1.7 million in 2003. The software systems segment reported a loss from operations of $24,000 in 2003, including approximately $171,000 of depreciation and amortization costs.

Liquidity and Capital Resources

At December 31, 2004, cash, cash equivalents and short-term investments were $35.7 million, a decrease of $1.9 million from December 31, 2003. Working capital was $40.8 million at December, a decrease of $3.9 million from December 31, 2003.

Cash provided by operations was $2.8 million in 2004, compared to cash used in operations of $2.6 million and $6.1 million in 2003 and 2002 respectively. Cash provided by operations in 2004 was significantly impacted by a reduction in inventories and an increase in accrued liabilities, offset by an increase in accounts receivable. In late 2003 we temporarily increased the inventory of our hearing screening supply product because our supplier was moving their production facility. Our accounts receivable increased because sales in the fourth quarter of 2004 were approximately $900,000 more than the comparable period in 2003. Accrued expenses increased due to a number of factors including severance and employee transition obligations, as well as other accrued compensation.

In June 2004, we implemented an operating cost reduction plan that resulted in an immediate reduction of 25 employees, representing approximately 19% of our then current workforce. This action contributed significantly to the $2.4 million income from continuing operations we reported in the second half of 2004. We reported approximately $1.4 million of non-cash charges for depreciation and amortization expense in 2004. As a result of these factors, we believe that our operations will provide additional cash resources in the future.

Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. Excluding purchases and sales of short-term investments, we used $6.9 million, $5.1 million and $2.7 million of cash in investing activities in 2004, 2003 and 2002 respectively. In 2004 we acquired Fischer-Zoth for $5.4 million, and in 2003 we acquired Neometrics for $3.7 million, both net of cash acquired. We believe that we will continue to use our cash resources to acquire additional technologies, products or businesses, and these acquisitions could be significant. In addition we invested $1.9 million and $1.3 million in property and equipment in 2004 and 2003, respectively. The expenditures in 2004 were primarily related to an investment to upgrade manufacturing equipment and warehousing facilities. We had no material capital expenditure commitments as of December 31, 2004.

Related to our acquisitions of Fischer-Zoth and Neometrics are the potential for additional purchase consideration to be paid subject to these business lines achieving certain financial goals. The Company believes the additional purchase consideration will not exceed $3.4 million, a portion of which is denominated in Euro. If paid, the additional purchase consideration will be paid out over periods through December 31, 2010.

Cash was provided by financing activities resulted primarily from purchases of our stock by employees pursuant to our stock option and purchase plans, which were $2.3 million, $504,000 and $664,000 in 2004, 2003 and 2002 respectively. Our restructuring in June 2004 triggered a significant portion of the stock purchases in 2004, as employees who were part of the employee reduction exercised stock options. Payments on borrowings of $161,000 in 2003 were primarily related to our acquisition of Neometrics and are non-recurring in nature.

Our future liquidity and capital requirements will depend on numerous factors, including the:

•	Amount and timing of revenue;

•	Extent to which our existing and new products gain market acceptance;

•	Extent to which we make acquisitions;

•	Cost and timing of product development efforts and the success of these development efforts;

•	Cost and timing of marketing and selling activities; and

•	Availability of borrowings under line of credit arrangements and the availability of other means of financing.

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. In addition, we have obligations resulting from the transition agreement and release of our former chief executive officer, and two other former executive officers of the Company who left the employ of the company as a result of operating cost reduction plan we implemented in June 2004. The impact that our contractual obligations and commercial commitments as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$4,381	$4,381	$—	$—	$—
Operating lease obligations	1,152	862	290	—	—
Employee transition and termination benefits	450	450	—	—	—

Total	$5,983	$5,693	$290	$—	$—

The table above does not include obligations under employment agreements for services rendered in the normal course of business.

We believe that our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations will be sufficient to meet our existing operating and capital requirements for at least the next 18 months. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. The factors will affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants.

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S. and sell those products primarily in the U.S., Europe, and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. Prior to our acquisition of our distributor in the U.K., our sales in the U.K. were generally denominated in U.S. dollars. Since that time, our revenue and expenses in the U.K. have been denominated in the applicable foreign currency. With the acquisition of Fischer-Zoth in September 2004, a portion of our sales are now denominated in the Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2004. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2004 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2004, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2004. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

We invest our excess cash in short-term investments that carry relatively short maturities because our intent is to use our available cash resources to acquire additional technologies, products or businesses, and these acquisitions could be significant.

In July and August 2001, we received $58.8 million in aggregate net proceeds in connection with our initial public offering after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us. We are currently investing net offering proceeds from the offering pursuant to our investment policy.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The EITF is effective immediately and requires retroactive restatement to previous periods. The adoption of EITF Issue No. 04-10 did not have an impact on our results of operations, financial position or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in FASB Statement 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. We expect to adopt SFAS 123R on July 1, 2005.

SFAS 123R permits public companies to adopt its requirement using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, we generally recognize no compensation cost for employee stock options. We intend to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, we expect to use the modified prospective application transition method without restatement of prior interim or annual periods in the year of adoption. This will result in the recognition of compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. We are currently evaluating the impact that adoption of SFAS No. 123R may have on our results of operations, financial position or cash flows. We expect that the adoption may have a material effect on our results of operations, depending on the level and form of future equity-based compensation awards issued, while we expect it will have no impact upon our financial position or cash flows.

Risk Factors

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses including net losses for the years 2001, 2002, 2003 and 2004, and we may incur net losses in the future. As of December 31, 2004, we had accumulated deficits of approximately $36.9 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities, in the U.S. and internationally;

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services, by government agencies or hospital systems;

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	Length and unpredictability of our sales cycle, particularly for our Neometrics products with which we have limited sales experience and which may have sales cycles that are longer or different from the sales cycles of our ALGO screener products with which we are more familiar; and

•	Marked changes caused by rapidly evolving technology for newborn screening products.

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

We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	Continue to invest in research and development to enhance our ALGO screening, neoBLUE phototherapy device and other products and technologies;

•	Develop additional applications for our current technology;

•	Increase our marketing and selling activities, particularly outside the U.S.;

•	Continue to increase the size and number of locations of our customer support organization, particularly outside the U.S.; or

•	Develop additional infrastructure and hire required management and other employees to keep pace with our growth.

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

In the United States we sell our products in a mature market that is intensely competitive

We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations, and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. In the United States, we sell our supply products in a mature market. Because these products can generate high margins, we expect that our products, particularly our hearing screening supply products, will face increasing competition, including competitors offering lower prices, which could have an adverse affect on our revenue and margins.

We believe that our primary competitive advantage relates to the functionality and reliability of our products. Our competitors may have competitive advantages over us and they may be able to devote greater resources to the development, promotion and sale of their products. To counter these forces we may need to increase our efforts, and related expenses for research and development, to maintain or improve our position.

We expect recurring sales to our existing customers to generate a majority of our revenue in the future, and if our existing customers do not continue to purchase products from us, our revenue may decline.

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

•	Publication of clinical study results that demonstrate the cost-effectiveness of our ALGO and neoBLUE products;

•	Changing governmental and physician group guidelines for screening of newborns, particularly with respect to full-term babies;

•	Performance, quality, price, and total cost of ownership of our neonatal screening and jaundice management products relative to other such products;

•	Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;

•	Changes in state and third-party payor reimbursement policies for newborn screening equipment and procedures; and

•	Adoption of state and foreign laws requiring universal newborn screening.

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

The domestic market for our ALGO screening products is mature and we plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We must expand the number of distributors who sell our products, or increase our direct international presence, to significantly penetrate international markets. We have only begun over the past three years to significantly develop our distributor and direct sales force outside the U.S. We currently maintain a direct sales force only in the U.K., and increasing our direct sales presence in the U.K. or elsewhere will require us to incur higher personnel and operating costs that may not result in additional revenues. A higher percentage of our sales to international distributors could also impair our revenues due to discount prices that we customarily make available to distributors. We may not realize corresponding growth in revenue from growth in international sales, due to the higher costs of sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Dependence of demand for our products on health care spending by foreign governments;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business.

If guidelines requiring universal newborn screening do not continue to develop in foreign countries and governments do not require testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenues may not grow

We estimate that approximately 90 to 95% of the children born in the U.S. are currently being tested for hearing prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period varies from several months to several years. Even fewer foreign countries have adopted rules mandating universal metabolic screening prior to hospital discharge. The widespread adoption of these guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn screening as well as the use of our products to perform the screening and monitoring. Our revenues may not grow if governments do not require universal newborn screening prior to hospital discharge, or if physicians or hospitals are slow to comply with those guidelines, or if the government provides for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in some markets outside of the U.S. and the U.K., our revenues could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased with our decision in 2004 to close our Japanese sales subsidiary and sell through a distributor in Japan, and our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. Some distributors also assist us with regulatory approvals and education of physicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

Our operating results may suffer because of foreign currency exchange rate fluctuations or strengthening of the U.S. dollar relative to local currencies

Substantially all of our sales contracts to our U.S. based customers provide for payment in U.S. dollars. In addition, sales to most of our international distributors provide for payment in U.S. dollars. However, our revenue and expenses of our U.K. and German subsidiaries are denominated in the applicable foreign currency. To date we have not undertaken any foreign currency hedging transactions and, as a result, our future revenue and expenses may be unpredictable due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies. Furthermore, a strengthening of the dollar could make our products less competitive in foreign markets where our sales contracts call for payment in U.S. dollars.

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling new products or technologies

Physicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of positive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country. Although we intend to seek reimbursement or funding approvals in international markets, we may not obtain these approvals in a timely manner or at all.

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During 2002, we experienced delays on the part of a supplier to provide us with volume production of our new Flexicoupler supplies. If these suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts off of our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may receive other special pricing considerations from us from time to time. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 20%, 22%, and 29% of our total revenue in the twelve months ended December 31, 2004, 2003 and 2002 respectively. Sales to members of group purchasing organizations accounted for approximately 46%, 39%, and 47% of our total revenue the twelve months ended December 31, 2004, 2003, and 2002 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

If material weaknesses in the adequacy of the Company’s internal controls over financial reporting are identified and reported as a result of the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of the Company’s financial statements

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. The Company was not subject to these requirements for the fiscal year ended December 31, 2004. The Company is currently performing an implementation project in preparation for its first Section 404 reporting requirement that will be effective for the year ending December 31, 2005. This report must contain an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing the Company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as well as the operating effectiveness of the Company’s internal controls. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company fails to have an effectively designed and operating system of internal control, it will be unable to comply with the requirements of Section 404 in a timely manner. If the Company does not effectively complete its assessment or if its internal controls are not designed or operating effectively, its independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of the company’s internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

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

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly, lengthy and uncertain. Premarket approval generally takes from one to three years, but can take even longer. We cannot assure you that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market. Furthermore, if the FDA concludes that future products using our technology do not meet the requirements to obtain 510(k) clearance, we would have to seek premarket approval. We cannot assure you that the FDA will not impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from the development of new products or the enhancement of existing products.

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO screener, MiniMuffs, neoBLUE phototherapy device products, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

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

•	Fines, injunctions and civil penalties;

•	Recall or seizure of our products;

•	Issuance of public notices or warnings;

•	Imposition of operating restrictions, partial suspension, or total shutdown of production;

•	Refusal of our requests for 510(k) clearance or premarket approval of new products;

•	Withdrawal of 510(k) clearance or premarket approvals already granted; or

•	Criminal prosecution.

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

We may not be successful in integrating the businesses that we acquire, or the businesses may not perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, and we acquired the assets of Neometrics Inc. and affiliated entities during 2003 and we acquired Fischer-Zoth in 2004. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

•	Inability to effectively integrate acquired products into our business;

•	Loss of key personnel of the acquired company;

•	Failure to realize expected synergies;

•	Failure of acquired products to achieve projected sales;

•	Failure to maintain customers of, or other relationships existing with respect to the acquired business;

•	Failure to successfully develop the acquired technology into the desired products or enhancements;

•	Assumption of unknown liabilities;

•	Failure to understand and compete effectively in markets and with products or technologies with which we have limited previous experience; and

•	Write-off of goodwill and intangible assets related to such acquisitions.

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

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. The Company holds approximately 27 U.S. patents and 20 foreign patents.

Despite our efforts to protect our proprietary rights, others may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our technology is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation. Our means of protecting our proprietary rights may be inadequate. Enforcing our intellectual property rights could be costly and time consuming and may divert our management’s attention and resources. Failing to enforce our intellectual property rights could also result in the loss of those rights.

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

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

As of December 31, 2004, we had a total federal and state net operating loss carryforwards of approximately $18.6 million and $6.7 million, respectively, available to reduce future taxable income. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2005 through 2023 for state and/or federal income tax purposes. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

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

We may become subject to litigation due to the likely volatility of the public market price of our stock

Our stock price has fluctuated, and may continue to fluctuate, for a number of reasons including:

•	Quarterly fluctuations in our results of operations;

•	Our ability to successfully commercialize our products;

•	Announcements of technological or competitive developments by us or our competitors;

•	Announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	Announcements regarding state screening mandates or third-party payor reimbursement policies;

•	Regulatory developments regarding us or our competitors;

•	Acquisitions or strategic alliances by us or our competitors;

•	Changes in estimates of our financial performance or changes in recommendations by securities analysts; and

•	General market conditions, particularly for companies with a relatively small number of shares available for sale in the public market.

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

Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us, even though such events may be beneficial to our stockholders

We maintain a stockholder rights plan that is designed to deter unsolicited takeover activity with respect to our Company. In addition, provisions of our certificate of incorporation and bylaws may affect the price of our common stock, and could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or acquire us, even if doing so would benefit our stockholders.

Cautionary Information Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

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

Quarterly Results of Operations (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Certain amounts in the attached table have been reclassified to conform to the current year presentation. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(in thousands)
Revenue	$10,526	$9,011	$8,398	$8,571	$9,613	$7,669	$7,063	$6,661
Cost of revenue	3,645	3,864	3,748	3,758	4,068	3,358	2,848	2,512

Gross profit	6,881	5,147	4,650	4,813	5,545	4,311	4,215	4,149
Gross profit percentage	65.4%	57.1%	55.4%	56.2%	57.7%	56.2%	59.7%	62.3%
Operating expenses:
Marketing and selling	2,906	2,318	3,110	2,971	3,119	3,171	3,428	3,057
Research and development	1,024	670	1,072	906	918	913	820	1,031
General and administrative	1,422	1,180	2,655	1,369	1,174	1,327	1,338	1,145
Acquired IPR&D	(80)	550	—
Restructuring	—	—	776	—	—	—	—	—

Total operating expenses	5,272	4,718	7,613	5,246	5,211	5,411	5,586	5,233

Income (loss) from operations	1,609	429	(2,963)	(433)	334	(1,100)	(1,371)	(1,084)
Other income (expense), net	130	88	(78)	170	105	148	177	167

Income (loss) before provision for income taxes	1,739	517	(3,041)	(263)	439	(952)	(1,194)	(917)
Provision for income tax expense	231	65	—	1	2	1	1	—

Income (loss) from continuing operations	1,508	452	(3,041)	(264)	437	(953)	(1,195)	(917)
Discontinued operations	10	(305)	(584)	(183)	(100)	(16)	—	—

Net income (loss)	$1,518	$147	$(3,625)	$(447)	$337	$(969)	$(1,195)	$(917)

Earnings (loss) per share:

Basic:
Continuing Operations	$0.09	$0.03	$(0.18)	$(0.02)	$0.03	$(0.06)	$(0.07)	$(0.06)
Discontinued Operations	—	(0.02)	(0.04)	(0.01)	(0.01)	—	—	—

Net income (loss)	$0.09	$0.01	$(0.22)	$(0.03)	$0.02	$(0.06)	$(0.07)	$(0.06)

Diluted:
Continuing Operations	$0.08	$0.03	$(0.18)	$(0.02)	$0.03	$(0.06)	$(0.07)	$(0.06)
Discontinued Operations	—	(0.02)	(0.04)	(0.01)	(0.01)	—	—	—

Net income (loss)	$0.08	$0.01	$(0.22)	$(0.03)	$0.02	$(0.06)	$(0.07)	$(0.06)

Weighted average shares used in the calculation of net income/(loss) per share:
Basic	17,093	17,011	16,638	16,579	16,462	16,452	16,360	16,328
Diluted	18,218	17,899	16,638	16,579	16,882	16,452	16,360	16,328

In July 2003 we purchased substantially all of the assets of privately held Neometrics Inc. for $3.6 million in cash with the potential for additional consideration contingent upon Neometrics achieving certain financial results. Results of operations of Neometrics are incorporated above from the date of acquisition forward.

In September 2004 we purchased substantially all of the assets of privately held Fischer-Zoth GmbH and related entities for $5.8 million in cash with the potential for additional consideration contingent upon Fischer-Zoth achieving certain financial results. Results of operations of Fischer-Zoth are incorporated above from the date of acquisition forward.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 12, 2003, the Company dismissed Deloitte & Touche LLP (“Deloitte & Touche”) as its outside auditors. The decision to dismiss Deloitte & Touche was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. On July 1, 2003 the Company acquired privately held Neometrics Inc. (“Neometrics”). Approximately two years prior to being acquired by the Company, Neometrics agreed to act as a subcontractor to Deloitte Consulting on a consulting project with a state government agency. Deloitte Consulting subsequently submitted a bid to the government agency and on or about September 4, 2003 a contract was awarded to Deloitte Consulting to perform the work. Thus, as of September 4, 2003, the Company determined that the Neometrics division might provide services to Deloitte Consulting. The Company further determined that if the Neometrics division initiated negotiation of a material subcontract with Deloitte Consulting, the independence of Deloitte & Touche could be impaired.

Deloitte & Touche’s report on the Company’s consolidated financial statements as of and for the years ended December 31, 2002 or 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through September 12, 2003 there were no disagreements, as that term is used in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its reports. No “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K, occurred during the Company’s fiscal years ended December 31, 2002 or 2001, and the subsequent interim period through September 12, 2003.

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

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

During a meeting of the Compensation Committee of the Board of Directors on August 11, 2004, the Committee approved a bonus plan for the senior management of the Company based on the Company achieving its earnings target for the second half of 2004. In February 2005, having met the earnings target for 2004, the Company paid the following bonuses: $150,000 to Mr. Hawkins and $30,000 each to Mr. Murphy, Mr. Mince and Mr. Chung. These bonuses were accrued as compensation expense in 2004. Mr. Traverso’s compensation is paid as a salary and commission based on worldwide sales and is paid on a regular basis throughout the year.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2005 Proxy Statement entitled Report of the Audit Committee, Report of the Compensation Committee, and Performance Graph shall not be deemed to be “filed” as part of this Report.

ITEM 10.	Directors and Executive Officers

The information required by this item concerning our directors is incorporated by reference to our Proxy Statement including but not necessarily limited to the section entitled Election of Directors. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Business—Executive Officers. The information required by this item concerning compliance with Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated by reference to the Proxy Statement including but not necessarily limited to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is an “audit committee” for purposes of Section 3(a)(58) of the Exchange Act. The members of the Audit Committee are Ken Ludlum, Robert A. Gunst, and Mark D. Michael. Our Board of Directors has determined that Ken Ludlum is our designated audit committee financial expert. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

The information required by this item is incorporated by reference to our Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Option Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,772,074	$4.52	5,434,543
Equity compensation plans not approved by security holders	—	—	—

Total	2,772,074	$4.52	5,434,543

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

Of the shares of common stock remaining available for future issuance under equity compensation plans, 2,428,331 shares remained available for future issuance under our 2000 Stock Option Plan, 420,716 shares remained available for future issuance under our 2000 Director Option Plan, and 2,595,496 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under our 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the 2000 Employee Stock Purchase Plan.

Additional information required by this item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2005 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules, and Reports On Form 8–K

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$395	$82	$(5)	$472
Inventory reserve	830	529	(816)	543
Accrued warranty costs	298	83	(128)	253
Year ended December 31, 2003
Allowance for doubtful accounts	250	201	(56)	395
Inventory reserve	695	179	(44)	830
Accrued warranty costs	200	192	(94)	298
Year ended December 31, 2002
Allowance for doubtful accounts	239	64	(53)	250
Inventory reserve	155	540	-—	695
Accrued warranty costs	542	38	(380)	200

(a)(3) Exhibits

Exhibit No.		Exhibit Title

3.1.1	(b)	Certificate of Incorporation

3.1.2	(c)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(d)	Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(e)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

Exhibit No.		Exhibit Title

4.3	(e)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.7	(b)†	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.8.1	(f)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10	(b)†	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1	(f)†	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.2	(g)†	Letter Amendment dated February 5, 2004 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11		Reserved

10.14	(b)†	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16		Reserved

10.18		Reserved

10.19		Reserved

10.20		Reserved

10.21		Reserved

10.22		Reserved

10.23	(f)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(f)	Form of Employment Agreement between the Registrant and each of its executive officers

Exhibit No.		Exhibit Title

10.25	(g)	Severance Agreement and Release dated May 30, 2003 between the Registrant and Glenn Bauer

10.26	(g)†	Transition Agreement and Release dated January 30, 2004 between the Registrant and Tim C. Johnson

10.27	(g)	Rent contract effective November 21, 2003 between Natus Japan and Maekawa Shikenki Seisakusho (Japanese to English translation)

10.28	(h)	Employment Agreement between the Registrant and James B. Hawkins dated April 12, 2004

10.29	(i)	Agreement and General Release dated July 30, 2004 between the Registrant and George Ryan

10.30	(i)	Agreement and General Release dated July 30, 2004 between the Registrant and Mark Foster

16.1	(g)	Letter regarding change in certifying accountants

17.1	(a)	Resignation letter of William New, Jr., M.D., Ph.D. to the Company dated December 1, 2004

21.1	(b)	Subsidiaries

23.1	(a)	Consent of Independent Registered Public Accounting Firm

23.2	(a)	Consent of Independent Registered Public Accounting Firm

24.1	(a)	Power of Attorney (see page 58)

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(a)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(d)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.
(e)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003.
(f)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.
(g)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 2004.
(h)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2004.
(i)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2004.

(c) Exhibits

See Item 15(a)(3) above.

(d) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Carlos, California, on March 29, 2005.

NATUS MEDICAL INCORPORATED

By	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer, President, and Director (Principal Executive Officer)

By	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James B. Hawkins and Steven J. Murphy and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 29, 2005

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance (Principal Financial and Accounting Officer)	March 29, 2005

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 29, 2005

/s/ William M. Moore (William M. Moore)	Director	March 29, 2005

/s/ Ken Ludlum (Ken Ludlum)	Director	March 29, 2005

/s/ Mark D. Michael (Mark D. Michael)	Director	March 29, 2005

/s/ Doris Engibous (Doris Engibous)	Director	March 29, 2005

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Natus Medical Incorporated

We have audited the accompanying consolidated balance sheet of Natus Medical Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. We have also audited the financial statement schedules for the years ended December 31, 2004 and 2003 listed in the Index at Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natus Medical Incorporated and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    BDO Seidman, LLP

San Francisco, California

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Natus Medical Incorporated

We have audited the statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of Natus Medical Incorporated and subsidiaries for the year ended December 31, 2002. Our audit also included the consolidated financial statement schedule for the year ended December 31, 2002 included in Item 15(a)(2) in the Annual Report on Form 10-K of the Company. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Natus Medical Incorporated and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

San Jose, California

February 18, 2003

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$16,239	$9,435
Short-term investments	19,504	28,200
Accounts receivable, net of allowance for doubtful accounts of $472 and $395	6,640	5,682
Inventories	4,347	5,263
Prepaid expenses and other current assets	625	528

Total current assets	47,355	49,108
Property and equipment, net	2,503	2,668
Deposits and other assets	32	452
Intangible assets	6,848	3,594
Goodwill	2,519	1,198

Total assets	$59,257	$57,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,947	$1,659
Accrued liabilities	4,303	2,229
Deferred revenue	279	500

Total liabilities	6,529	4,388

Commitments and contingencies (Notes 7, 9, 13, and 15)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 17,140,339 and 16,511,874	89,373	87,038
Deferred stock compensation	—	(33)
Accumulated deficit	(36,902)	(34,495)
Accumulated other comprehensive income	257	122

Total stockholders’ equity	52,728	52,632

Total liabilities and stockholders’ equity	$59,257	$57,020

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue	$36,506	$31,006	$27,013
Cost of revenue	15,015	12,786	12,122

Gross profit	21,491	18,220	14,891

Operating expenses:
Marketing and selling	11,305	12,775	13,673
Research and development	3,672	3,682	4,752
General and administrative	6,626	4,984	5,018
Acquired in-process research and development	470	—	—
Restructuring	776	—	234

Total operating expenses	22,849	21,441	23,677

Loss from operations	(1,358)	(3,221)	(8,786)
Interest income	454	559	902
Interest expense	(3)	(15)	(10)
Other income, net	(141)	53	404

Loss before provision for income taxes, net	(1,048)	(2,624)	(7,490)
Provision for income tax (benefit) expense	297	4	(38)

Loss from continuing operations	(1,345)	(2,628)	(7,452)
Discontinued operations	(1,062)	(116)	—

Net loss	$(2,407)	$(2,744)	$(7,452)

Basic and diluted loss per share:
Continuing operations	$(0.08)	$(0.16)	$(0.46)
Discontinued operations	$(0.06)	$(0.01)	$(0.0)

Net loss	$(0.14)	$(0.17)	$(0.46)

Common shares used in computing basic and diluted net loss per share	16,837	16,411	16,056

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2001	15,864,670	$86,007	$(767)	$(24,299)	$88	$61,029
Exercise of stock options	277,129	486				486
Employee stock purchase plan	125,901	178				178
Accelerated vesting of options		23	48			71
Amortization of deferred stock compensation			481			481
Cancellation of deferred stock compensation		(101)	19			(82)
Unrealized gain on available-for-sale short term investments					(58)	(58)	$(58)
Foreign currency translation adjustment					34	34	34
Net loss				(7,452)		(7,452)	(7,452)

Comprehensive loss							$(7,476)

Balances, December 31, 2002	16,267,700	86,593	(219)	(31,751)	64	54,687
Exercise of stock options	157,512	232				232
Employee stock purchase plan	86,662	269				269
Nonqualified Options Expense		3				3
Amortization of deferred stock compensation			178			178
Cancellation of deferred stock compensation		(59)	8			(51)
Unrealized gain on available-for-sale short term investments					(139)	(139)	$(139)
Foreign currency translation adjustment					197	197	197
Net loss				(2,744)		(2,744)	(2,744)

Comprehensive loss							$(2,686)

Balances, December 31, 2003	16,511,874	87,038	(33)	(34,495)	122	52,632
Exercise of stock options	608,548	2,064				2,064
Repurchase of stock	(59,866)	(307)				(307)
Employee stock purchase plan	79,783	244				244
Nonqualified options expense		2				2
Amortization of deferred stock compensation			33			33
Accelerated option vesting		352				352
Cancellation of deferred stock compensation		(20)				(20)
Unrealized gain on available for sale-short-term investments					107	107	$107
Foreign currency translation adjustment					28	28	28
Net loss				(2,407)		(2,407)	(2,407)

Comprehensive loss							$(2,272)

Balances, December 31, 2004	17,140,399	$89,373	$—	$(36,902)	$257	$52,728

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(2,407)	$(2,744)	$(7,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in process research and development	470	—	—
Accounts receivable reserves	82	201	64
Inventory reserves	529	179	540
Depreciation and amortization	1,849	1,469	1,173
Loss on disposal of property and equipment	643	48	102
Warranty reserves	83	192	38
Stock based compensation	367	127	469
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(769)	200	(250)
Inventories	903	(732)	(1,502)
Other assets	(95)	135	(8)
Accounts payable	(125)	(329)	896
Accrued liabilities	1,487	(514)	(280)
Deferred revenue	(221)	(823)	93

Net cash provided by (used in) operating activities	2,796	(2,591)	(6,117)

Investing activities:
Acquisition of businesses, net of cash acquired	(5,401)	(3,735)	—
Acquisition of property and equipment	(1,876)	(1,346)	(1,663)
Deposits and other assets	79	(5)	(1,021)
Purchases of short-term investments	(31,976)	(49,855)	(82,330)
Sales of short-term investments	40,779	48,666	77,857
Redemption (purchase) of long-term investment	341	(7)	(7)

Net cash provided by (used in) investing activities	1,946	(6,282)	(7,164)

Financing activities:
Issuance of common stock	2,308	504	664
Purchase of treasury stock	(307)	—	—
Payments on borrowings	—	(161)	—

Net cash provided by financing activities	2,001	343	664

Exchange rate effect on cash and equivalents	61	197	34

Net increase (decrease) in cash and equivalents	6,804	(8,333)	(12,583)
Cash and cash equivalents, beginning of year	9,435	17,768	30,351

Cash and cash equivalents, end of year	$16,239	$9,435	$17,768

Non-cash investing and financing activities:
Reversal of deferred stock compensation relating to cancellation of stock options	(20)	$(59)	$(101)
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$15	$10
Cash paid for income taxes	$82	$1	$2

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus develops, manufactures, and markets products for the detection, treatment, monitoring, and tracking of common disorders that may occur during the time from conception to a baby’s first birthday. Natus products are marketed under well-recognized brand names such as ALGO, Neometrics, Echo-Screen, and neoBLUE. Headquartered in San Carlos, California, Natus markets and sells its products worldwide through a direct sales force in the U.S. and the U.K., and through distributors in over 50 other countries. Additional information about Natus Medical can be found at www.natus.com.

In December 2000, the Company created and incorporated a wholly owned subsidiary in the U.K. In July 2003 the company created and incorporated, Natus Acquisition Corporation, a U.S. based subsidiary, which acquired the assets of U.S. based, privately held Neometrics, Inc In September 2004 the Company acquired Fischer-Zoth, Diagnosesysteme GmbH and related entities located near Munich, Germany.

In July 2000, the Company created and incorporated a wholly owned subsidiary in Japan; this subsidiary was substantially liquidated during 2004.

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

Revenue Recognition

The Company recognizes revenue, net of discounts, from sales of medical devices and disposable supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from installations of the Neometrics newborn screening data management system, which are generally highly customized, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

recognized as revenue as otherwise described above. The Company generally does not provide rights of return on products. The Company accepts trade-ins of its own and competitive medical devices, which are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized. Shipping and handling costs are included in cost of revenue.

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. The Company has entered into agreements with several group purchasing organizations, which typically contain preferential terms for the GPO and its members, including provisions for some if not all of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; or

•	Non-recourse cancellation provisions.

GPO’s do not generally purchase products from Natus. Hospitals, group practices, and other clinics that are members of GPO’s purchase products directly from Natus under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than an expense. Revenue from sales to members of GPO’s is otherwise consistent with our general revenue recognition policies as described previously.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Allowance for Doubtful Accounts

The Company must exercise judgment when assessing the sufficiency of its allowance for estimated uncollectible accounts receivable. These estimates are based on our historical collection experience within the markets in which the Company operates as well as assessment of average accounts receivable aging days and any other specific information of which the Company may be aware, such as bankruptcy filings or liquidity problems of its customers. When the Company determines that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that our allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and reduce our results of operations.

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

The Company sells its products primarily to hospitals and medical institutions. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated potential bad debt losses. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2004, 2003, or 2002.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Long-Lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. In addition, the Company tests goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st of each year. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the years presented.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value of these assets may be impaired.

Advertising Costs

Advertising costs are expensed as incurred, and totaled $134,000 in 2004, $248,000 in 2003, and $351,000 in 2002.

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

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2004, net foreign currency transaction gains were approximately $28,000. In 2003, net foreign currency transaction gains were approximately $5,000. In 2002, net foreign currency transaction gains were approximately $198,000. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, and the British Pound Sterling, Euro, and Yen.

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to report by major components and as a single total, the change in its net assets during the period from non-owner sources. The consolidated statement of comprehensive loss has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income at December 31, 2004 consisted of unrealized gains on available for sale securities and translation gains on foreign operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Net Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the respective period. Diluted loss per share reflects the potential dilution that could occur if stock options were exercised. As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share. Potential shares of common stock to be issued upon exercise of options consist of the following: 2,772,047 at December 31, 2004, 2,332,319 at December 31, 2003, and 2,368,819 at December 31, 2002.

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

The Company typically grants stock option awards at market value, consequently, no compensation expense is recorded. As more fully described in Note 8—Stockholders Equity (Deficit) to the financial statements, in 2001 a modification of existing stock options resulted in the recording of deferred stock compensation of $2,659,000, based on the difference between the exercise price and the deemed fair value of the modified options. The difference was recorded as deferred stock-based compensation in stockholders’ equity and is being amortized on a graded basis over the vesting period of the related options.

Under SFAS No. 123, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) Natus’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that existing option pricing models (including Black-Scholes and Binomial) do not provide a reliable measure of the fair value of Natus’s employee stock options.

The Company performed a detailed analysis of the historical experience of the exercise and cancellation of options granted to employees dating back to January 1, 1995. The purpose of the analysis was primarily to re-evaluate one of the highly subjective assumptions used as an input in the Black-Scholes calculation. In determining the expected life of options granted to employees, the Company must look to actual historical experience, and then determine if that experience will be representative of experience in the future, taking into account other relevant information. For the year ended December 31, 2004, the Company has used Black-Scholes inputs that are based on the recent analysis, which indicates that the input for expected life should be 2.4 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Had compensation expense for the Company’s employee stock option awards been determined based on the Black-Scholes fair value method at the grant dates for such awards, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net loss and earnings per share (EPS) would have been reduced to the pro forma amounts presented in the following table:

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(2,407)	$(2,744)	$(7,452)
Add back amortization of deferred stock compensation, net of related tax effects	367	127	469
Less compensation expense for stock options, net of related tax effects	(1,326)	(1,916)	(1,893)

Pro forma net loss	$(3,336)	$(4,533)	$(8,876)

Basic and Diluted EPS:
As reported	$(0.14)	$(0.17)	$(0.46)

Pro forma	$(0.20)	$(0.28)	$(0.55)

As a result of net losses for all periods presented, there is no difference between basic and diluted net loss per share.

Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the current year presentation including primarily discontinued operations in 2003 and restructuring charges in 2002, as well other immaterial amounts.

Recently Issued Accounting Standards

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The EITF clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. The EITF is effective immediately and requires retroactive restatement to previous periods. The adoption of EITF Issue No. 04-10 did not have an impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in FASB Statement 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. The Company expects to adopt SFAS 123R on July 1, 2005.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

SFAS 123R permits public companies to adopt its requirement using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123R for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, the Company generally recognizes no compensation cost for employee stock options. The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim or annual periods in the year of adoption. This will result in the recognition of compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123R may have on its results of operations, financial position or cash flows. The Company expects that the adoption may have a material effect on its results of operations, depending on the level and form of future equity-based compensation awards issued, while it expects that the adoption will have no impact upon its financial position or cash flows.

2—SHORT-TERM INVESTMENTS

At December 31, 2004, the weighted average maturities of the Company’s available-for-sale short-term investments was 52 days. The following table summarizes the estimated fair value these securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Balances at December 31, 2004
U.S. Government agency bonds	$19,407	$97	$—	$19,504

Balances at December 31, 2003
U.S. Government agency bonds	$28,315	$38	$(153)	$28,200

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2004	2003
Raw materials and subassemblies	$1,968	$2,654
Finished goods	2,379	2,609

Total	$4,347	$5,263

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The balances at December 31, 2004 and 2003 reflect valuation reserves of approximately $518,000 and $830,000, respectively, related primarily to inventory deemed to have a fair market value less than cost.

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2004	2003
Office furniture and equipment	$3,017	$2,412
Computer software and hardware	2,538	2,305
Demonstration and loaned equipment	1,968	2,072
Leasehold improvements	466	458

	7,989	7,247
Accumulated depreciation and amortization	(5,486)	(4,579)

Total	$2,503	$2,668

Depreciation and amortization expense on property and equipment was $1.4 million and $1.2 million in the years ending December 31, 2004 and 2003 respectively.

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

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 10 to 15 years. The Company ceased amortization of goodwill at the beginning of 2002 when it adopted SFAS No. 142.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,556	$(167)	$1,389	$241	$(147)	$94
Licensed technology	4,493	(658)	3,835	2,453	(384)	2,069
Tradenames and customer relationships	1,808	(184)	1,624	1,508	(77)	1,431

Amortizable intangible assets	7,857	(1,009)	6,848	4,202	(608)	3,594
Goodwill	2,547	(28)	2,519	1,226	(28)	1,198

Total amortizable intangibles assets and goodwill	$10,404	$(1,037)	$9,367	$5,428	$(636)	$4,792

The goodwill of our U.K. subsidiary is denominated in British pound sterling, and may fluctuate in carrying amount from period to period as the result in changes in exchange rates between the U.S. dollar and the U.K. currency.

Expected annual amortization expense related to amortizable intangible assets is as follows:

December 31,
2005	$655
2006	634
2007	600
2008	566
Thereafter	4,393

Total expected annual amortization expense	$6,848

Amortization expense related to amortizable intangible assets is as follows:

	Years Ended December 31,
	2004	2003	2002
Patents	$20	$12	$25
Licensed technology	274	183	75
Tradenames and customer relationships	107	77	—

Total amortization	$401	$272	$100

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

6—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2004	2003
Compensation and related benefits	$2,054	$835
Accrued federal, state and local taxes	1,072	607
Accrued professional fees	305	80
Warranty reserve	253	298
Other	619	409

Total	$4,303	$2,229

In January 2004 the Company entered into a Transition Agreement and Release with the Company’s former chief executive officer. Pursuant to the agreement, the Company and the executive agreed on the terms and conditions of termination of his employment with the Company and for an orderly transition of his employment duties to his successor, who was hired in April 2004. The agreement also contains a severance agreement providing for payment of the executive’s then current salary and medical benefits for eighteen months thereafter. During 2004 the company recorded a charge of $518,000 related to the severance agreement, and at December 31, 2004, approximately $275,000 of severance benefits remain unpaid and are included above in compensation and related benefits. In addition, the provisions of certain stock options that had been granted to the executive were modified, including the immediate vesting of any stock options not previously vested and an extension to April 2007 of the time period to exercise certain stock option grants. During 2004, the Company recorded a non-cash charge of $352,000, for stock compensation expense related to the modification of the stock options. The non-cash charge had no impact upon accrued liabilities.

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

Activity in the warranty reserve during the years ended December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
Balance—Beginning of year	$298	$200
Aggregate changes in accruals related to new warranties	83	192
Aggregate reductions for repairs under warranty	(128)	(94)

Balance—End of year	$253	$298

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

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences and terms of such shares. As of December 31, 2004, no shares of preferred stock were issued and outstanding.

Stockholder Rights Plan

The Company adopted a Stockholder Rights Plan in September 2002 (the “Rights Plan”), as amended in October 2002, February 2003, and March 2005. Pursuant to the Rights Plan, the Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the “Rights”) and each such Right has an exercise price of $23.00. The Rights become exercisable, unless redeemed by the Company, upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company’s Common Stock or the acquisition of a specified percentage of the Company’s Common Stock by a third party.

Stock Option Plans

Effective August 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. Each year beginning January 1, 2002, the aggregate number of shares reserved under the 2000 Plan will automatically increase by the lesser of (i) 1,500,000, (ii) 7% of the shares of common stock outstanding at the end of preceding year, or (iii) an amount determined by the Board of Directors. On January 1, 2005, the number of shares reserved under the 2000 Plan increased by 1,199,824 shares. The 2000 Plan provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants.

Under the 2000 Plan, incentive and nonqualified stock options may be issued at not less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options issued under the 2000 Plan become exercisable as determined by the Board of Directors and expire no more than ten years after the date of grant. Most options vest ratably over four years. For those optionees who, at the time the option is granted, own stock representing more than 10% of the voting power of all classes of stock of the Company, stock options may be issued at not less than 110% of the fair market value of the stock at the date of grant, and the options expire five years after the date of grant. At December 31, 2004, 2,428,331 shares were available for grant of future options under the 2000 Plan.

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

In addition, effective August 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). The Director Plan provides for an initial grant to new nonemployee directors of options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for six months. The Company reserved a total of 400,000 shares of common stock under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. At December 31, 2004, 389,049 shares were available for grant of future options under the Director Plan. On January 1, 2005, the number of shares reserved under the Director Plan increased by 85,702 shares.

A summary of option activity under various option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2001 (793,027 shares exercisable at a weighted average exercise price of $2.31 per share)	1,920,929	$4.16

Granted (weighted average fair value of $1.81 per share)	1,027,128	$3.77
Exercised	(340,407)	$1.46
Cancelled	(238,831)	$5.17

Outstanding, December 31, 2002 (884,263 shares exercisable at a weighted average exercise price of $3.41 per share)	2,368,819	$4.26

Granted (weighted average fair value of $2.10 per share)	653,516	$4.17
Exercised	(178,830)	$1.83
Cancelled	(511,186)	$4.75

Outstanding, December 31, 2003 (981,681 shares exercisable at a weighted average exercise price of $3.78 per share)	2,332,319	$4.32

Granted (weighted average fair value of $1.69 per share)	1,439,950	$4.71
Exercised	(608,548)	$3.39
Cancelled	(391,647)	$5.96

Outstanding, December 31, 2004 (1,258,179 shares exercisable at a weighted average exercise price of $4.51 per share)	2,772,074	$4.52

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2004:

Range of Exercise Price	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/04
$ 0.25 – $ 3.26	293,634	5.53	247,343
$ 3.27 – $ 3.50	350,799	7.95	192,809
$ 3.51 – $ 3.84	97,084	8.07	57,542
$ 3.85 – $ 4.07	700,000	9.27	116,666
$ 4.08 – $ 4.50	207,350	8.34	90,599
$ 4.51 – $ 4.51	319,000	9.13	68,023
$ 4.52 – $ 6.20	279,514	8.84	97,198
$ 6.21 – $ 6.25	336,100	5.97	335,176
$ 6.26 – $11.00	185,593	8.99	50,198
$14.38 – $14.38	3,000	6.64	2,625

$ 0.25 – $14.38	2,772,074	8.11	1,258,179

Fair values of the options granted under the stock option plans were estimated at grant dates using a Black-Scholes option pricing model. The Company used the multiple option award approach and the following assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected life in years—Stock options	2.4	5.5	5.5
Risk free interest rate—Stock options	2.7%	2.7%	3.0%
Expected volatility	59%	54%	39%
Dividend yield	None	None	None

Employee Stock Purchase Plan

In August 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance under the Purchase Plan. Each year, beginning January 1, 2003, the aggregate number of shares reserved for issuance under the Purchase Plan will automatically increase by a number of shares equal to the lesser of (i) 650,000, (ii) 4% of the shares of common stock outstanding on the last day of the preceding fiscal year or (iii) an amount determined by the Board of Directors. The Purchase Plan adoption became effective at the time of the initial public offering. Under the Purchase Plan, eligible employees are allowed to have salary withholdings of up to 15% of their base compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock at the beginning or end of defined purchase periods. There were 79,783 shares issued under the Purchase Plan in 2004. At December 31, 2004, 2,595,496 shares were reserved for future issuance under the Purchase Plan. On January 1, 2005, the number of shares reserved under the Purchase Plan increased by 650,000 shares.

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

During the years ended December 31, 2004, 2003 and 2002, net deferred stock compensation amortization was $33,000, $127,000, and $469,000, respectively. At December 31, 2004 no remaining deferred stock compensation is carried in stockholders equity.

9—COMMITMENTS

Leases

The Company has entered into noncancelable operating leases for its facilities located in the U.S. through December 2005. Noncancelable operating leases for facilities located in the U.K. expire in 2004, and in Japan in 2007. Minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2005	$862
2006	220
2007	70
2008	—

Total minimum lease payments	$1,152

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled approximately $902,000, $943,000, and $827,000, in 2004, 2003, and 2002, respectively.

Purchase Commitments

The Company had various firm purchase commitments for inventory totaling approximately $4.4 million at December 31, 2004.

10—RESTRUCTURING CHARGES

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

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Japan, which was initiated in June 2004, including the write-down of capital assets, inventory, and prepaid expenses of $80,000, facilities related costs of $38,000, and liquidation service fees of $29,000. Employees involved in the workforce reduction were not required to render additional services to the company and their employment with the company ceased on June 30, 2004. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were accrued as incurred. The Company did not record any additional restructuring costs in the six months ended December 31, 2004, and believes it will not record any additional restructuring charges related to the June 2004 cost reduction plan.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the June 2004 operating cost reduction plan:

	Balance Jan 1, 2004	Expenses Accrued	Paid/ Written off	Balances Dec 31, 2004
Restructuring Costs:
Employee termination benefits	$—	$629	$(454)	$175
Japan subsidiary liquidation	—	147	(147)	—

Total	$—	$776	$(601)	$175

As more fully described in Note 14—Segment, Customer, and Geographic Information, the Company allocates resources to and evaluates the performance of its segments based on operating income, excluding items that the Company considers non-recurring to the Company’s operations. The Company considers the costs associated the cost reduction plan to be non-recurring, and accordingly, those costs are not reported on a segment basis.

11—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$7,246	$6,188
Accruals deductible in different periods	1,082	1,253
Basis difference in fixed and intangible assets	875	693
Credit carryforwards	829	952
Employee benefits	132	247

Total net deferred tax assets	10,164	9,333
Valuation allowance	(10,164)	(9,333)

Total	$—	$—

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The Company’s amount of income tax recorded differs from the amount using the federal statutory rate as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Federal statutory tax expense (benefit)	$(739)	$(960)	$(2,621)
State tax expense (benefit)	(121)	(158)	(430)
Valuation allowance	380	1,286	2,761
California net operating loss limitation	—	57	134
Stock compensation expense on incentive stock options	149	9	191
Acquired in process research and development	191	—	—
Foreign taxes	268	—	—
Difference in US and foreign rates	88	—	—
Adjustment of prior-year research and development credit	—	(228)	—
Other	81	(2)	(73)

Total expense (benefit)	$297	$4	$(38)

At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $18.6 million and state net operating loss carryforwards of approximately $6.7 million available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2007 through 2024, and the state net operating loss carryforwards expire through 2014. At December 31, 2004, the Company had credit carryforwards available of approximately $600,000 for federal tax purposes that expire through 2023 and $352,000 for California tax purposes of which a portion will expire through 2009.

The extent to which the federal and California operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $10,164,000 and $9,333,000 were recorded during the years ended December 31, 2004 and 2003 respectively.

12—DISCONTINUED OPERATIONS

In June 2004 the Company announced its intent to divest its Neogenesis line of products, which it acquired in July 2003. This component is accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for all periods presented.

On September 30, 2004 the Company sold its Neogenesis line of products to a privately-held company. Assets with a book value of approximately $300,000 were sold for $10,000 cash and a $364,000 promissory note payable in equal monthly payments of approximately $3,500 beginning April 2005 and continuing through October 2009, at which time the balance of $200,000 becomes due. The Company has reserved for the entire promissory note because of the uncertainty of its collectability. The divestiture of the Neogenesis line of products was completed in 2004 and the Company does not expect to record additional losses from discontinued operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Amounts reported in discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Loss from operations of discontinued unit:
Revenue	$608	$596	$—
Cost of revenue	598	462	—

Gross profit	10	134	—
Operating expenses	782	250	—

Discontinued Operations	(772)	(116)	—

Reported loss on disposal:
Gain on sale of discontinued operations	64	—	—
Less amount reserved based on collectibility	(354)	—	—

Reported loss on sale of discontinued operations	(290)	—	—

Total consolidated revenue	$(1,062)	$(116)	$—

As more fully described in Note 14—Segment, Customer, and Geographic Information, the Company allocates resources to and evaluates the performance of its segments based on operating income, excluding items that the Company considers non-recurring to the Company’s operations. The Company considers the divestiture of the Neogenesis line of products to be non-recurring, and accordingly, the discontinued operations are not reported on a segment basis.

The Company received no current tax benefit from the losses from discontinued operations.

13—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. There were no employer matching contributions in 2004, 2003 or 2002. Employer contributions vest ratably over four years from date of employment.

14—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

The Company currently operates in two reportable segments. The Medical Devices and Related Supplies segment consists of all of the Company’s product lines exclusive of the Neometrics newborn screening data management system product line, which constitutes the Software Systems segment.

With the exception of our Neometrics newborn screening data management system, the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all product lines. The Neometrics data management system product line is differentiated from other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA, and revenue is recognized under the percentage of completion basis. The Company acquired the Neometrics newborn screening data management system product line in July 2003. Segment information for the year ended December 31, 2003 has been restated to reflect the change in the structure of reportable segments.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The accounting policies of the Company’s reportable segments are the same as those described in Note 1—Organization and Significant Accounting Policies. The Company allocates resources to and evaluates the performance of its segments based on operating income, excluding items that the Company considers non-recurring to the Company’s operations. Direct revenue and costs of each segment are allocated to the segment, including depreciation expense and amortization of intangible assets. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The asset totals disclosed by segment are directly managed by those segments and include accounts receivable, inventory, certain fixed assets, intangible assets and goodwill, and certain other assets. Assets that are not allocated specifically to the segments primarily include cash and cash equivalents, short-term investments, and deferred tax assets. There are no significant intersegment transactions between the Company’s reportable segments.

The table below presents information about the Company’s reportable segments (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenue:
Medical devices and related supplies	$33,655	$29,291	$27,013
Software systems	2,851	1,715	—

Total consolidated revenue	$36,506	$31,006	$27,013

Operating income (loss):
Medical devices and related supplies	$1,035	$(3,197)	$(8,552)
Software systems	(747)	(24)	—

Segment sub-total	288	(3,221)	(8,552)
Non-recurring charges	(1,646)	—	(234)

Total consolidated operating loss	$(1,358)	$(3,221)	$(8,786)

Depreciation and amortization:
Medical devices and related supplies	$1,440	$1,298	$1,173
Software systems	409	171	—

Total consolidated depreciation and amortization	$1,849	$1,469	$1,173

Assets:
Medical devices and related supplies	$19,646	$15,002	$14,422
Software systems	3,868	4,042	—
Corporate assets	35,743	37,976	44,918

Total consolidated assets	$59,257	$57,020	$59,340

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following is revenue and long-lived asset information by geographic region (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenue:
United States	$26,537	$23,875	$22,311
Foreign countries	9,969	7,131	4,702

	$36,506	$31,006	$27,013

Long-lived assets:
United States	$6,681	$7,217	$2,913
Foreign countries	5,189	233	394

	$11,870	$7,450	$3,307

In 2004, 2003 and 2002, no sales to a single customer accounted for greater than 10% of revenue.

15—BUSINESS COMBINATIONS

In July 2003, the Company purchased substantially all of the assets of Neometrics, Inc., plus the assumption of certain liabilities, for $3.7 million in cash, including direct costs of the acquisition. The purchase agreement provides for additional consideration to be paid upon the first three anniversaries of the purchase date, subject to Neometrics achieving certain financial goals. No additional purchase consideration was paid based on the results of Neometrics through July 2004, the first anniversary of the purchase date. A maximum of $800,000 of additional purchase consideration in total could be paid upon the second and third anniversaries of the acquisition, subject to Neometrics achieving the financial goals.

In September 2004, the Company purchased for $5.7 million in cash, including direct costs of the acquisition, all the common stock of privately held Fischer-Zoth Diagnosesysteme GmbH and affiliated entities (Fischer-Zoth), as well as intangible assets held individually by the owners of Fischer-Zoth. In addition, there is the potential for additional purchase consideration contingent upon the purchased entities achieving certain performance objectives. The maximum amount of additional purchase consideration payable related to completed technology is 1.5 million Euro in total (approximately $2.0 million based on the USD/EUR exchange rate at December 31, 2004), based on the annual results of sales during the three twelve-month periods ending September 30, 2007. Additional purchase consideration related to in-process research and development technology is not capped, however, the Company has reasonable expectations that the amount will not exceed 410,000 Euro in total (approximately $557,000 based on the USD/EUR exchange rate at December 31, 2004), payable at the end of each of the six twelve-month periods ending December 31, 2010. If any additional purchase consideration is paid, it will be recorded as goodwill at the time such payment is made.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

The following table summarizes the preliminary estimated fair value of the net assets acquired in the acquisition:

Net assets acquired are as follows (in thousands):

Cash	$376
Other current assets	789
Property, plant and equipment	84
Intangible assets	3,660
Goodwill	1,315
In process research and development	470

Total assets acquired	6,694
In process research and development	(917)

Net purchase amount	$5,777

Intangible assets included in the purchase allocation consist of: (1) developed technology of $2.0 million allocated to the core OAE technology of Fischer-Zoth that has been assigned an economic life of 10 years, (2) U.S. and foreign patents with a value of $1.3 million that have been assigned an economic life of 15 years, and (3) Trademarks valued at $300,000 that have been assigned an economic life of 15 years. These amounts are net of related tax benefits. The developed technology and tradenames are being being amortized over their economic lives using a graded method of amortization, and the patents are being amortized over their economic lives using the straight-line method of amortization. It is expected that little of the $1.3 million of goodwill will be deductible for tax purposes.

In-process research and development assets valued at $470,000 were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

The following unaudited pro forma combined results of operations of Natus Medical, Inc. for the years ended December 31, 2004 and 2003 are presented as if the acquisitions of Neometrics and Fischer-Zoth had occurred on the first day of the periods presented.

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Natus Medical, Inc. acquired Neometrics and Fischer-Zoth on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2003, 2002 and 2001

Unaudited Pro Forma Information:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share data)
Combined Statements of Operations Data:
Revenue	$39,716	$35,718
Cost of revenue	15,633	14,539

Gross profit	24,083	21,179

Total operating expenses	24,531	24,022

Loss from operations	(448)	(2,843)
Other income, net	321	589

Loss before income tax	(127)	(2,254)
Income tax (benefit) provision	621	137

Loss from continuing operations	(748)	(2,391)
Discontinued operations	(1,062)	(232)

Net loss	$(1,810)	$(2,623)

Pro forma basic and diluted net loss per share	$(0.11)	$(0.16)

Shares used in computing pro forma basic and diluted net loss per share	16,837	16,411

16—INDEMNIFICATIONS

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2004.

17—SUBSEQUENT EVENT

At a meeting of the Board of Directors of the Company on March 10, 2005, the Board approved an amendment to the Company’s stockholder rights plan increasing the threshold percentage of ownership that would result in a person or group being an “acquiring person” from 15% to 20%. On March 15, 2005, the Preferred Stock Rights Agreement originally dated as of September 4, 2002 and amended and restated as of October 8, 2002 and February 14, 2003 between the Company and Equiserve Trust Company, N.A. (the “Rights Agreement”) was amended.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1.1(b)	Certificate of Incorporation

3.1.2(c)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2(b)	Bylaws of the Registrant

4.2(d)	Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1(e)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

4.3(e)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2(b)	Amended and Restated 1991 Stock Option Plan

10.2.1(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3(b)	2000 Stock Option Plan

10.3.1(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4(b)	2000 Director Option Plan

10.4.1(b)	Form of Option Agreement under 2000 Director Option Plan

10.5(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.7(b)†	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.8.1(f)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10(b)†	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1(f)†	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.2(g)†	Letter Amendment dated February 5, 2004 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11	Reserved

10.14(b)†	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15(b)	2000 Supplemental Stock Option Plan

Exhibit No.	Exhibit Title

10.15.1(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16	Reserved

10.18	Reserved

10.19	Reserved

10.20	Reserved

10.21	Reserved

10.22	Reserved

10.23(f)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24(f)	Form of Employment Agreement between the Registrant and each of its executive officers

10.25(g)	Severance Agreement and Release dated May 30, 2003 between the Registrant and Glenn Bauer

10.26(g)†	Transition Agreement and Release dated January 30, 2004 between the Registrant and Tim C. Johnson

10.27(g)	Rent contract effective November 21, 2003 between Natus Japan and Maekawa Shikenki Seisakusho (Japanese to English translation)

10.28(h)	Employment Agreement between the Registrant and James B. Hawkins dated April 12, 2004

10.29(i)	Agreement and General Release dated July 30, 2004 between the Registrant and George Ryan

10.30(i)	Agreement and General Release dated July 30, 2004 between the Registrant and Mark Foster

16.1(g)	Letter regarding change in certifying accountants

17.1(a)	Resignation letter of William New, Jr., M.D., Ph.D. to the Company dated December 1, 2004

21.1(b)	Subsidiaries

23.1(a)	Consent of Independent Registered Public Accounting Firm

23.2(a)	Consent of Independent Registered Public Accounting Firm

24.1(a)	Power of Attorney (see page 58)

31.1(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(a)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed herewith.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(d)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.

(e)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003.
(f)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.
(g)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 2004.
(h)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2004.
(i)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2004