Form 10-Q
period 2005-03-31
NATUS MEDICAL INC
filed 2005-05-11
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 5, 2005, was 17,228,671.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,154	$16,239
Short-term investments	11,659	19,504
Accounts receivable, net of allowance for doubtful accounts of $481 and $472	5,426	6,640
Inventories	3,474	4,347
Prepaid expenses and other current assets	581	625

Total current assets	47,294	47,355

Property and equipment, net	2,514	2,503
Deposits and other assets	32	32
Intangible assets	6,674	6,848
Goodwill	2,522	2,519

Total assets	$59,036	$59,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$616	$1,947
Accrued liabilities	4,090	4,303
Deferred revenue	357	279

Total current liabilities	5,063	6,529

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 17,171,812 and 17,140,339	89,541	89,373
Accumulated deficit	(35,992)	(36,902)
Accumulated other comprehensive income	424	257

Total stockholders’ equity	53,973	52,728

Total liabilities and stockholders’ equity	$59,036	$59,257

(1)	Derived from the consolidated audited financial statements at December 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$9,702	$8,571
Cost of revenue	3,870	3,758

Gross margin	5,832	4,813

Operating expenses:
Marketing and selling	2,605	2,971
Research and development	993	906
General and administrative	1,363	1,369

Total operating expenses	4,961	5,246

Income (loss) from operations	871	(433)
Interest income	183	97
Interest expense	—	(3)
Other income, net	9	76

Income (loss) before provision for income taxes	1,063	(263)
Provision for income taxes	153	1

Income (loss) from continuing operations	910	(264)
Discontinued operations	—	(183)

Net income (loss)	$910	$(447)

Earnings (loss) per share:
Basic:
Continuing operations	$0.05	$(0.02)
Discontinued operations	$—	$(0.01)
Net income (loss)	$0.05	$(0.03)

Diluted:
Continuing operations	$0.05	$(0.02)
Discontinued operations	$—	$(0.01)
Net income (loss)	$0.05	$(0.03)

Weighted average shares used in the calculation of net income (loss) per share
Basic	17,156	16,579
Diluted	18,435	16,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$910	$(447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accounts receivable reserves	9	15
Inventory reserves	—	159
Depreciation and amortization	464	376
Amortization of deferred stock compensation	—	15
Loss on disposal of assets	—	47
Warranty reserve	37	67
Changes in operating assets and liabilities:
Accounts receivable	1,205	1,241
Inventories	873	802
Prepaid expenses and other current assets	44	(134)
Accounts payable	(1,331)	(116)
Accrued liabilities	(250)	137
Deferred revenue	78	(174)

Net cash provided by operating activities	2,039	1,988

Investing activities:
Acquisition of property and equipment	(302)	(604)
Purchases of short-term investments	26,000	(17,491)
Sales of short-term investments	(18,155)	15,427

Net cash provided by (used in) investing activities	7,543	(2,668)

Financing activities:
Issuance of common stock	168	105
Purchase of treasury stock	—	(307)

Net cash provided by (used in) financing activities	168	(202)

Exchange rate effect on cash and cash equivalents	165	49

Net increase (decrease) in cash and cash equivalents	9,915	(833)
Cash and cash equivalents, beginning of period	16,239	9,435

Cash and cash equivalents, end of period	$26,154	$8,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3

Cash paid for income taxes	$41	$1

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1—Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations, and cash flows for the periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated.

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2005	2004
Income (loss)	$910	$(447)
Unrealized gain (loss) on available-for-sale securities	4	75
Foreign currency translation adjustment	163	55

Comprehensive income (loss)	$1,077	$(317)

2—Inventories

Inventories consisted of (in thousands):

	March 31, 2005	December 31, 2004
Raw materials and subassemblies	$1,810	$1,968
Finished goods	1,664	2,379

Total	$3,474	$4,347

The balances at March 31, 2005 and December 31, 2004 reflect valuation reserves of approximately $456,000 and $518,000, respectively, related primarily to inventory deemed to have a fair market value less that cost.

3—Reserve For Product Warranties

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

Activity in the warranty reserve during the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
Balance—Beginning of period	$253	$298
Aggregate changes in accruals related to new warranties	37	67
Aggregate reductions for repairs under warranty	(49)	(32)

Balance—End of period	$241	$333

4—Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. Common stock equivalents are options under the Company’s stock option plan and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation when there is a loss, as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three months ended March 31, 2005, common stock equivalents of approximately 1,278,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the same period, approximately 50,000 shares of common stock equivalents were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the period. For the three months ended March 31, 2004, common stock equivalents of approximately 2,558,000 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect.

5—Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25. The Company typically grants stock

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5—Stock-Based Compensation (continued)

option awards to employees at market value, consequently, compensation expense is typically not recorded. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under SFAS No. 123, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) the Company’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that existing option pricing models (including Black-Scholes and Binomial) do not provide a reliable measure of the fair value of Natus’s employee stock options.

Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value method at the grant dates, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income (loss) and earnings (loss) per share (“EPS”) would have been equal to the pro forma amounts presented in the following table:

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$910	$(447)
Add: Stock based employee compensation included in reported results, net of related tax effects	—	15
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(300)	(300)

Pro forma net income (loss)	$610	$(732)

Basic and diluted earnings (loss) per share:
As reported	$0.05	$(0.03)

Pro forma	$0.03	$(0.04)

6—Segment, Customer, and Geographic Information

The Company currently operates in two reportable segments. The Medical Devices and Related Supplies segment consists of all of the Company’s product lines exclusive of the Neometrics newborn screening data management systems product line, which constitutes the Software Systems segment.

With the exception of our Neometrics newborn screening data management systems, the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all product lines. The Neometrics data management systems product line is differentiated from other product lines in that it is not a medical device or related supply product and is not currently regulated by the FDA, and its revenue is recognized under the percentage of completion basis. The Company acquired the Neometrics newborn screening data management systems product line in July 2003.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6—Segment, Customer, and Geographic Information (continued)

The accounting policies of the Company’s reportable segments are the same as those described in Note 1—Basis of Presentation. The Company allocates resources to and evaluates the performance of its segments based on operating income or loss, excluding items that the Company considers non-recurring to the Company’s operations. Direct revenue and costs of each segment are allocated to the segment, including depreciation expense and amortization of intangible assets. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The assets of our segments are directly managed by those segments and include accounts receivable, inventory, certain fixed assets, intangible assets, goodwill, and certain other assets. Assets that are not allocated specifically to the segments primarily include cash and cash equivalents, short-term investments, and deferred tax assets. Other than movements between cash and other components of working capital, there were so significant changes in the assets of our reportable segments during the three months ended March 31, 2005. There are no significant intersegment transactions between the Company’s reportable segments.

The table below presents information about the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue:
Medical devices and related supplies	$9,228	$7,872
Software systems	474	699

Total consolidated revenue	$9,702	$8,571

Operating income (loss):
Medical devices and related supplies	$1,146	$(230)
Software systems	(275)	(203)

Total consolidated operating income (loss)	$871	$(433)

The following is revenue and long-lived asset information by geographic region (in thousands):

	Revenue Three Months Mar 31, 2005	Revenue Three Months Mar 31, 2004	Assets Balance Mar 31, 2005	Assets Balance Dec 31, 2004
United States	$6,084	$6,294	$6,546	$6,681
Foreign Countries	3,618	2,277	5,164	5,189

Totals	$9,702	$8,571	$11,710	$11,870

During the three months ended March 31, 2005 and 2004, no sales to a single customer, or sales in a single foreign country, accounted for greater than 10% of revenue.

7—Restructuring Reserve

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7—Restructuring Reserve (continued)

continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was initiated in June 2004, including the write-down of capital assets, inventory, and prepaid expenses of $80,000, facilities related costs of $38,000, and liquidation service fees of $29,000. Employees involved in the workforce reduction were not required to render additional services to the Company and their employment with the Company ceased on June 30, 2004. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were accrued as incurred. The Company did not record any additional restructuring costs in the three months ended March 31, 2005, and believes it will not record any additional restructuring charges related to the June 2004 cost reduction plan.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the June 2004 operating cost reduction plan:

	Balance Dec 31, 2004	Expenses Accrued	Paid/ Written off	Balances Mar 31, 2005
Restructuring Costs:
Employee termination benefits	$175	$—	$(99)	$76
Japan subsidiary liquidation	—	—	—	—

Totals	$175	$—	$(99)	$76

8—Indemnifications

Under its bylaws, the Company has agreed to indemnify its directors and officers for certain events or occurrences arising as a result of their serving in such capacities. The Company has a directors’ and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2005.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, AOAE®, ALGO®, ALGO DataBook®, 70/40®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler®, Jelly Tab®, Jelly Button®, and MiniMuffs® are registered trademarks of Natus. Convert2Natus™, DataLink™, EchoLink™, neoBLUE™, Natus Elite™, neoBLUE mini™, Neometrics™, Metabolic Screening Database System (MSDS)™, Case Management System (CMS)™, Voice Response System (VRS)™, Web Electronic Birth Page (Web-EBP)™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn Care(SM) is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and presumes that readers have read or have access to the discussion and analysis in the company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion below of certain risks and uncertainties, and the cautionary forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2005 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2005;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates;

•	Results of Operations. An analysis of the Company’s results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

Business

We develop, manufacture, and market products for the detection, treatment, monitoring, and tracking of common medical disorders in newborns. Currently, our principal product lines consist of our ALGO screening products for newborn hearing screening, our Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our neoBLUE LED line of Phototherapy devices (“neoBLUE phototherapy devices”) for the treatment of newborn jaundice, our Neometrics newborn screening data management systems (“MSDS”), our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and the Nascor product line.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies for our ALGO and Echo-Screen medical devices, the Nascor product line of heatshields and oxygen delivery hoods, software maintenance agreements for our Neometrics data management systems, as well extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO, Echo-Screen, and neoBLUE medical devices, and installations of our Neometrics newborn screening data management systems.

We sell our products through a direct sales force in the United States (“U.S.”) and the United Kingdom (“U.K.”), and to distributors in over 50 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices. International sales accounted for 27% of our revenue during 2004, 23% of our revenue during 2003, and 17% of our revenue during 2002. We anticipate that international revenue will increase as a percent of revenue in the future.

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

2005 First Quarter Overview

During the three months ended March 31, 2005 Natus recognized $9.7 million of revenue, an increase of $1.1 million or 13% from $8.6 million in the comparable quarter of the previous year. Revenue from international operations increased 59% to $3.6 million dollars for 2005 period, compared with first-quarter 2004 revenue of $2.3 million dollars.

Our gross margin improved to 60.1% for the three months ended March 31, 2005, compared with 56.2% for the first quarter of 2004. The gross margin for the 2005 period was favorably impacted by reductions in materials costs, as well as a reduction in manufacturing overhead as a percentage of revenue, as it is largely fixed. For the three months ended March 31, 2005, total operating expenses decreased by $285,000, or approximately 5%, to $5.0 million, compared with $5.2 million for the first quarter of 2004.

Net income for the 2005 period was $910,000, or $0.05 per diluted share, compared with a net loss of $447,000, or ($0.03) per share in 2004.

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

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices, and supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

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

At March 31, 2005 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $357,000. Other advance payments from customers were not material at March 31, 2005. Our allowance for estimated uncollectible accounts receivable was $481,000 at March 31, 2005.

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

At March 31, 2005, we had inventories with a carrying value of approximately $3.5 million.

Carrying value of intangible assets

We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their fair value could result in additional charges. We carry goodwill and any other intangible assets with indefinite lives at original cost but do not amortize them; any future determination that these assets are carried at greater than their fair value could result in additional charges, which could significantly impact our operating results.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value of these assets may be impaired. Similarly, we test our definite-lived intangible assets whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could significantly impact our operating results.

At March 31, 2005 we had goodwill and intangible assets with a carrying value of approximately $9.2 million.

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

At March 31, 2005 our reserve for product warranties was approximately $241,000.

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

At December 31, 2004, our net deferred tax assets were zero, net of an approximate $10.2 million valuation allowance.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Cost of revenue	39.9	43.8

Gross profit	60.1	56.2

Operating expenses:
Marketing and selling	26.9	34.7
Research and development	10.2	10.6
General and administrative	14.0	15.9

Total operating expenses	51.1	61.2

Income (loss) from operations	9.0	(5.0)
Other income, net	2.0	2.0

Income (loss) before provision for income taxes	11.0	(3.0)
Income tax provision	1.6	—

Income (loss) from continuing operations	9.4	(3.0)
Discontinued operations	—	(2.2)

Net income (loss)	9.4%	(5.2)%

Three Months Ended March 31, 2005 and 2004

Consolidated Results

Our revenue increased $1.1 million, or 13%, to $9.7 million in the three months ended March 31, 2005 from $8.6 million in the same period in 2004. Revenue from devices and systems grew to $4.5 million in the three months ended March 31, 2005 from $3.1 million in the same period in 2004. The increase was attributable to sales of hearing screening devices, including our Echo-Screen device, which Natus gained through its recent acquisition of Fischer-Zoth, and sales of the neoBLUE line of phototherapy devices, partially offset by a decrease in revenue from installations of our Neometrics metabolic screening database systems. Revenue from supplies and services decreased $293,000 or 5%, to $5.1 million in the three months ended March 31, 2005 from $5.4 million in the same period in 2004. A customer that contributed to approximately 8% of our supplies and services revenue in the 2004 period significantly reduced their purchases of supplies from us in the 2005 period. In addition, maintenance revenue on our Neometrics metabolic screening database systems decreased by approximately $80,000 in the 2005 period. These reductions were partially offset by increased sales of supplies to other customers in both domestic and international markets.

Revenue from sales outside the U.S. was $3.6 million in the three months ended March 31, 2005, up from $2.3 million in the same period in 2004. Substantially all of the revenue increase in the three months ended

March 31, 2005 was attributed to sales in Europe and the United Kingdom, while sales in other areas of the world including Asia and Oceania were flat. The increase in revenue in Europe and the United Kingdom was primarily attributable to sales of hearing screening devices, including our Echo-Screen OAE device.

During the three months ended March 31, 2005 and 2004, no sales to a single customer accounted for greater than 10% of revenue.

Cost of revenue includes the cost of materials, personnel expenses, packaging, shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue increased $112,000 to $3.9 million in the three months ended March 31, 2005, from $3.8 million in the same period in 2004. Cost of revenue as a percent of total revenue was 39.9% in the three months ended March 31, 2005, compared with 43.8% reported in the same period in 2004. The improvement in the cost of revenue percentage was primarily associated with reductions in materials costs, as well as a reduction in manufacturing overhead as a percentage of revenue, as it is largely fixed.

In June 2004 the Company initiated an operating cost reduction plan (the “June 2004 restructuring”) that resulted in the immediate reduction of 25 employees, and we also initiated a plan to liquidate our Japanese subsidiary. Cost reductions in the three months ended March 2005 compared to the same period in 2004, as more fully described below, were substantially the result of the June 2004 restructuring, with exceptions being noted.

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Our marketing and selling expenses decreased $366,000, or 12%, to $2.6 million in the three months ended March 31, 2005 from $3.0 million in the same period in 2004. In the three months ended March 31, 2005 compared to the same period in 2004, we experienced reduced costs of domestic payroll and outside services. These costs savings were offset by marketing and selling costs associated with Fischer-Zoth, which we acquired in September 2004.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Our research and development expenses increased $87,000, or 10%, to $993,000 in the three months ended March 31, 2005, compared to the same period in 2004. Decreases in domestic payroll and outside services were offset by research and developments costs associated with Fischer-Zoth.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses were flat at $1.4 million for the three months ended March 31, 2005 and 2004. Cost savings for domestic payroll were offset by general and administrative costs associated with Fischer-Zoth.

Other income, net consists of net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses. Other income, net was $192,000 in the three months ended March 31, 2005, compared to $140,000 for the same period in 2004. The increase is primarily related to higher short-term interest rates in the 2005 period.

Foreign currency gains and losses netted to zero for the three months ended March 31, 2005, compared with a net gain of $30,000 during the same period in 2004. Our foreign currency gains and losses result primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Europe. Unrealized translation gains and losses are not included in net income, but are reported as a component of other comprehensive income.

Segment Results

We currently operate in two reportable segments, our Medical Devices and Related Supplies segment and our Software Systems segment. Non-recurring costs, if applicable, are excluded from the discussion and analysis of the results of our reportable segments; there were no non-recurring costs in the three months ended march 31, 2005 or 2004. Additional financial information about our segments is set forth in Note 6—Segment, Customer, and Geographic Information, of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies Segment

Revenue from our medical devices and related supplies segment increased by $1.4 million, or 17%, to $9.2 million in the three months ended March 31, 2005, from $7.9 million in the same period in 2004. The increase was primarily related to sales of the Echo-Screen OAE device, which Natus gained through its acquisition of Fischer-Zoth in September 2004 and sales of the Company’s neoBLUE line of phototherapy devices for the treatment of newborn jaundice.

The medical device and related supplies segment reported income from operations of $1.1 million in the three months ended March 31, 2005, including approximately $390,000 of depreciation and amortization costs. This segment reported a loss from operations of $230,000 in the three months ended March 31, 2004, including approximately $131,000 of depreciation and amortization costs. The results in 2005 were favorably impacted by cost reductions resulting from the restructuring initiatives implemented in mid 2004. In addition, we benefited from the operating results of Fischer-Zoth, which we acquired in September 2004 and which were accretive to earnings in the 2005 period.

Software Systems Segment

Revenue from our software systems segment decreased by $225,000, or 32%, to $474,000 in the three months ended March 31, 2005, from $699,000 in 2004. We derive revenue in our software systems segment from systems installations and maintenance of those installations. Revenue from systems installations represented 26% of total segment revenue in the 2005 period compared to 37% in the 2003 period. Revenue from systems installations is generally non-recurring and may show more variance from period to period than revenue from maintenance, which is largely recurring.

The software systems segment reported a loss from operations of $276,000 in the three months ended March 31, 2005, including approximately $69,000 of depreciation and amortization costs. This segment reported a loss from operations of $203,000 in the three months ended March 31, 2004, including approximately $119,000 of depreciation and amortization costs. Several factors contributed to the unfavorable results in 2004, including the transitioning of several customers from DOS-based to Windows-based operating systems and development work on several MSDS systems that was not profitable because of contractual obligations. We believe the above-mentioned factors were substantially resolved as of December 31, 2004. We expect that revenue from installations of our Neometrics data management suite may fluctuate from quarter to quarter. For the 2005 period, operating results reflected the current lack of any significant development projects.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents, and short-term investments of $37.8 million, stockholders’ equity of $54.0 million, and working capital of $42.2 million, compared with cash, cash equivalents, and short-term investments of $35.7 million, stockholders’ equity of $52.7 million, and working capital of $40.8 million as of December 31, 2004.

Net cash provided by operating activities was $2.0 million for the three months ended March 31, 2005 and 2004. Cash provided by operations in the 2005 period was favorably impacted by our results of operations, as we reported net income of $910,000. Additional cash was provided by reductions in accounts receivable and inventory totaling $2.0 million. These additions were offset by a reduction in accounts payable of $1.2 million. As a result of the operating cost reduction plan we implemented in June 2004, we believe that our operations will continue to provide additional cash resources in the future. Additionally, our accounts receivable typically decrease during our first quarter compared to the end of the fourth quarter, because of the magnitude and timing of orders shipped during the fourth quarter.

Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. Excluding purchases and sales of short-term investments, we used $296,000 and $604,000 cash in investing activities in the three months ended March 31, 2005 and 2004 respectively, primarily to acquire property and equipment. We had no material capital expenditure commitments as of March 31, 2005.

We generate cash through financing activities primarily from purchases of our stock by employees, directors and consultants pursuant to our stock option and purchase plans, which were $168,000 and $105,000 in the three months ended March 31, 2005 and 2004, respectively. We purchased $307,000 of treasury stock in the three months ended March 31, 2004 under the terms of the transition agreement between the Company and its former chief executive officer.

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. In addition, we have obligations resulting from the transition agreement and release of our former chief executive officer, and two other former executive officers of the Company who left the employ of the company as a result of the June 2004 restructuring.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis. On April 14, 2005, the SEC issued Release 2005-57, announcing their decision to delay the effective date of SFAS 123(R) from June 30, 2005 to January 1, 2006. SFAS 123(R) will be effective for the first quarter of the Company’s fiscal year beginning January 1, 2006.

Risk Factors

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses and we may incur net losses in the future. As of December 31, 2004, we had accumulated deficits of approximately $36.9 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities, in the U.S. and internationally;

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services, by government agencies or hospital systems;

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	Length and unpredictability of our sales cycle, particularly for our Neometrics products with which we have limited sales experience and which may have sales cycles that are longer or different from the sales cycles of our other products with which we are more familiar; and

•	Marked changes caused by rapidly evolving technology for our products.

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

We anticipate that our expenses may increase substantially in the foreseeable future as we:

•	Continue to invest in research and development to enhance our hearing-screening and phototherapy product lines, and other products and technologies;

•	Develop additional applications for our current technology;

•	Increase our marketing and selling activities, particularly outside the U.S.;

•	Continue to increase the size and number of locations of our customer support organization, particularly outside the U.S.; or

•	Develop additional infrastructure and hire required management and other employees to keep pace with our growth

As a result of these possible increased expenses, we may need to generate significantly higher revenue to achieve profitability. We cannot be certain that we will achieve profitability in the future or, if we achieve profitability, sustain it.

We have relied, and expect to continue to rely, on sales of our ALGO screening product family for the majority of our revenue, and a decline in sales of these products could cause our revenue to fall

We expect that the revenue from our ALGO screening product family will continue to account for a majority of our revenue for at least the next year. Any factors adversely affecting the pricing of our ALGO screening devices and related supplies, or demand for our ALGO screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

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

We believe that our primary competitive strength relates to the functionality and reliability of our products. Our competitors may have competitive advantages and they may be able to devote greater resources to the development, promotion and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, to maintain or improve our position.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products

We intend to develop and acquire additional products and technologies for the detection, treatment, monitoring and tracking of common medical conditions in infants and young children. Developing and acquiring new products, and improving our existing products, to meet the needs of our current and future customers requires significant investments in research and development. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

We have very limited experience selling and marketing products other than our ALGO hearing screening products, and our failure to develop and manage our sales force or to effectively market and sell our Neometrics products and services, our neoBLUE phototherapy device, or our other products will hurt our revenue and quarterly results

Our sales force has limited experience selling our Neometrics data management systems, our neoBLUE phototherapy product line and related products, and our Echo-Screen devices, and we cannot predict how successful our sales force will be in selling them, and other products we may develop or acquire, in the future. In order to successfully introduce and penetrate the market for these and other products, we must successfully sell them to hospital administrators and government agency purchasing managers who may not be familiar with our ALGO hearing screeners and who may make purchasing decisions on factors that are different from those that our sales people are accustomed to. We market almost all of our newborn hearing screening products in the U.S. through a direct sales force. There are significant risks involved in managing our sales force to effectively sell our increasingly diverse lines of products and services. We may be unable to hire and retain a sufficient number of qualified sales people with the skills and training to sell our product line effectively.

In order to accurately recognize revenue on long-term development and implementation contracts associated with our Neometrics newborn screening data management systems, we must be able to accurately estimate the total cost of completing a project. In arriving at these estimates, we must make assumptions about future costs that may prove to be inaccurate.

We recognize revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, on the percentage of completion basis over the development and implementation period of the associated installation. The development and implementation period typically ranges from six to eighteen months. In order to determine percentage of completion, we must be able to accurately estimate the total cost of the development and implementation process. If our estimates of the future costs to be incurred are understated, our future gross profit would be negatively impacted, and the impact could be material to our results of operations.

If we fail in our efforts to educate physicians, government agency personnel, and third-party payors on the effectiveness of our products we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon physician, government agency, and third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity, and specificity of our products. We believe that physicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. For instance, there are currently alternative neonatal hearing screening products, which may be less expensive or may be quicker on a per test basis than our ALGO devices. With respect to our neoBLUE phototherapy product line, initial data from clinical research suggests that the devices may be more effective in treating hyperbilirubinemia than other currently marketed phototherapy products. We cannot be certain that clinical studies will produce results that are favorable to our neoBLUE products. Physicians are traditionally slow to adopt new products, testing practices, and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies, and hospital administrators do not adopt our products, we may never have significant revenue or achieve and maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

•	Publication of clinical study results that challenge the cost-effectiveness of our ALGO, Echo-Screen, and neoBLUE products;

•	Changing governmental and physician group guidelines;

•	Performance, quality, price, and total cost of ownership of our products relative to other such products;

•	Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;

•	Changes in state and third-party payor reimbursement policies for our products; and

•	Adoption of federal, state and foreign laws mandating or requiring universal newborn hearing and metabolic screening.

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

If guidelines mandating universal newborn screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenues may not grow

We estimate that approximately 90 to 95% of the children born in the U.S. are currently being tested for hearing prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period varies from several months to several years. The widespread adoption of these guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn screening as well as the use of our products to perform the screening and monitoring. Our revenues may not grow if governments do not require universal newborn screening prior to hospital discharge, or if physicians or hospitals are slow to comply with those guidelines, or if the government provides for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in some markets outside of the U.S. and the U.K., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased with our decision in 2004 to close our Japanese sales subsidiary and sell through a distributor in Japan, and our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. Some distributors also assist us with regulatory approvals and education of physicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

Our operating results may suffer because of foreign currency exchange rate fluctuations and may require us to engage in foreign currency hedging

Substantially all of our sales contracts to our U.S. based customers provide for payment in U.S. dollars. In addition, sales to most of our international distributors provide for payment in U.S. dollars. However, our revenue and expenses of our U.K. and German subsidiaries are denominated in the applicable foreign currency. Our international revenue as a percentage of our total revenue has grown in recent years, and we expect the percentage to increase further. To date we have not undertaken any foreign currency hedging transactions and, as a result, our future revenue and expenses may be unpredictable due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies.

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling new products or technologies

Physicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country. Although we intend to seek reimbursement or funding approvals in international markets, we may not obtain these approvals in a timely manner or at all.

Even if third-party payors provide adequate reimbursement for procedures conducted with our products, adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party payors, particularly those in countries and regions outside the U.S. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. We cannot assure you that in a managed care system the cost of our products will be incorporated into the overall payment for childbirth and newborn care or that there will be adequate reimbursement for our products separate from reimbursement for the procedure. Unless the cost of screening or treatment is reimbursed as a standard component of newborn care, universal screening is unlikely to occur and the number of infants likely to be screened with our products will be substantially reduced.

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. For certain of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. During 2002, we experienced delays on the part of a supplier to provide us with volume production of our Flexicoupler supplies. If these, or other, suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to group purchasing organization members, the members of these group purchasing organizations now receive volume discounts off our normal selling price and may sometimes receive other special pricing considerations from us. Sales to members of one group purchasing organization, Novation, LLC, accounted for approximately 20%, 22%, and 29% of our total revenue in the twelve months ended December 31, 2004, 2003 and 2002 respectively. Sales to members of group purchasing organizations accounted for approximately 46%, 39%, and 47% of our total revenue the twelve months ended December 31, 2004, 2003, and 2002 respectively. Other of our existing customers may be members of group purchasing organizations with which we do not have agreements. Our sales efforts through group purchasing organizations may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new group purchasing organizations and some of our existing customers begin purchasing our products through those group purchasing organizations, our revenue and profit margins could decline.

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

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO and Echo-Screen devices, MiniMuffs, neoBLUE phototherapy device products, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

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

If we fail to obtain and maintain necessary foreign regulatory approvals in order to market and sell our products outside of the U.S., we may not be able to sell our products in other countries

Our products that are regulated domestically by the FDA are also regulated outside the U.S. by foreign governmental agencies similar to the FDA and are subject to regulatory requirements similar to those of the FDA. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from the FDA requirements. We may not be able to obtain these approvals without incurring significant expenses or at all, and we may not be able to maintain these approvals once they have been obtained.

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

Environmental, health and safety regulation by the government could adversely affect our operations.

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

We may not be successful in integrating the businesses that we acquire, or such businesses may not be accretive to earnings or perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, and we acquired the assets of Neometrics Inc. and affiliated entities during 2003 and we acquired Fischer-

Zoth in 2004. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, resulting in additional charges that could significantly impact our operating results

We currently have significant intangible assets, including goodwill and other acquired intangibles. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions where our products are no longer competitive. Any future determination that these assets are carried at greater than their fair value could result in additional charges, which could significantly impact our operating results.

We may not be able to preserve the value of our products’ intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights against infringement by competitors or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. The Company holds approximately 27 U.S. patents and 20 foreign patents.

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

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

The medical technology industry has, in the past, been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening products may become increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

•	Result in costly litigation and damage awards;

•	Divert our management’s attention and resources;

•	Cause product shipment delays or suspensions; or

•	Require us to enter into unfavorable royalty or licensing agreements.

A successful claim of infringement against us could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology could prevent us from selling our products and adversely affect our business and financial results.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

The sale and use of our products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

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

We may become subject to litigation due to the likely volatility of the public market price of our stock

Our stock price has fluctuated, and may continue to fluctuate, for a number of reasons including:

•	Quarterly fluctuations in our results of operations;

•	Our ability to successfully commercialize our products;

•	Announcements of technological or competitive developments by us or our competitors;

•	Announcements regarding patent litigation or the issuance of patents to us or our competitors;

•	Announcements regarding state screening mandates or third-party payor reimbursement policies;

•	Regulatory developments regarding us or our competitors;

•	Acquisitions or strategic alliances by us or our competitors;

•	Changes in estimates of our financial performance;

•	Changes in recommendations by securities analysts; and

•	The relatively small number of our shares available for sale in the public market.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2005. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at March 31, 2005 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2005, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2005. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

In July and August 2001, we received $58.8 million in aggregate net proceeds in connection with our initial public offering after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us. We are currently investing net offering proceeds from the offering pursuant to our investment policy.

We invest our excess cash in short-term investments that carry relatively short maturities because our intent is to have cash resources available for potential acquisitions of additional technologies, products or businesses, and these acquisitions could be significant.

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

There was no significant change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2005, we used proceeds from our initial public offering to purchase equipment costing approximately $302,000 and for working capital needs.

ITEM 6.    Exhibits

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

NATUS MEDICAL INCORPORATED

Dated: May 11, 2005	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2005	By:	/s/ STEVEN J. MURPHY
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