Form 10-K/A
period 2004-12-31
NATUS MEDICAL INC
filed 2005-07-01
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are amending our Form 10-K for the year ended December 31, 2004 (“Form 10-K”) to correct information contained in Item 10 with respect to Section 16(a) beneficial reporting compliance, which information was incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders and to correct several typographical errors in the certifications of the principal executive officer and principal financial officer of the Registrant as filed pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended. The corrected certifications, filed as Exhibit 32.1 with this amendment, supersede Exhibit 32.1 as initially filed with the Form 10-K.

Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-K in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 30, 2005. This Form 10-K/A should be read in conjunction with the original Form 10-K and the filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to any such filings.

ITEM 10. Directors and Executive Officers

The information required by this item concerning our directors is incorporated by reference to our Proxy Statement including but not necessarily limited to the section entitled Election of Directors. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Business—Executive Officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). The Company recently undertook a review of the Section 16(a) reports filed on behalf of each individual who served as a director or executive officer of the Company during the fiscal year ended December 31, 2004 to determine whether all of their reportable transactions in the Company’s common stock were timely reported and to ensure reporting of all of their beneficial holdings. The review revealed that while all of the required transactions had been reported, the reports listed below were not timely filed. In most cases, the transactions were non-market transactions such as option grants by the Company or the cash exercise of previously granted stock options.

The following late reports were filed under Section 16(a) since the beginning of the fiscal year ended December 31, 2004:

Dr. D. Christopher Chung, a Vice President, filed one late Form 4 reporting the award of stock options.

Ms. Doris Engibous, a director, filed one late Form 4 reporting the award of stock options.

Mr. Mark Foster, a former Vice President, filed one late Form 4 reporting the award of stock options.

Mr. James Hawkins, President and Chief Executive Officer, filed one late Form 4 reporting the award of stock options.

Mr. Ken Ludlum, a director, filed two late Forms 4 each reporting cash exercises of stock options.

Mr. William Mince, a Vice President, filed one late Form 4 reporting the award of stock options.

Mr. William Moore, a director, filed three late Forms 4 each reporting the sale of shares of common stock.

Mr. Steven Murphy, a Vice President, filed one late Form 4 reporting the award of stock options.

Mr. George Ryan, a former Vice President, filed one late Form 4 reporting the award of stock options.

Mr. Kenneth Traverso, a Vice President, filed one late Form 4 reporting the award of stock options.

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

ITEM 15. Exhibits, Financial Statement Schedules, and Reports On Form 8–K

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedules

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$395	$82	$(5)	$472
Inventory reserve	830	529	(816)	543
Accrued warranty costs	298	83	(128)	253
Year ended December 31, 2003
Allowance for doubtful accounts	250	201	(56)	395
Inventory reserve	695	179	(44)	830
Accrued warranty costs	200	192	(94)	298
Year ended December 31, 2002
Allowance for doubtful accounts	239	64	(53)	250
Inventory reserve	155	540	—	695
Accrued warranty costs	542	38	(380)	200

(a)(3) Exhibits

Exhibit No.		Exhibit Title
3.1.1	(b)	Certificate of Incorporation

3.1.2	(c)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(d)	Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(e)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

Exhibit No.		Exhibit Title
4.3	(e)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.7	(b)†	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.8.1	(f)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10	(b)†	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1	(f)†	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.2	(g)†	Letter Amendment dated February 5, 2004 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11		Reserved

10.14	(b)†	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16		Reserved

10.18		Reserved

10.19		Reserved

10.20		Reserved

10.21		Reserved

10.22		Reserved

10.23	(f)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(f)	Form of Employment Agreement between the Registrant and each of its executive officers

Exhibit No.		Exhibit Title
10.25	(g)	Severance Agreement and Release dated May 30, 2003 between the Registrant and Glenn Bauer

10.26	(g)†	Transition Agreement and Release dated January 30, 2004 between the Registrant and Tim C. Johnson

10.27	(g)	Rent contract effective November 21, 2003 between Natus Japan and Maekawa Shikenki Seisakusho (Japanese to English translation)

10.28	(h)	Employment Agreement between the Registrant and James B. Hawkins dated April 12, 2004

10.29	(i)	Agreement and General Release dated July 30, 2004 between the Registrant and George Ryan

10.30	(i)	Agreement and General Release dated July 30, 2004 between the Registrant and Mark Foster

16.1	(g)	Letter regarding change in certifying accountants

17.1	(a)	Resignation letter of William New, Jr., M.D., Ph.D. to the Company dated December 1, 2004

21.1	(b)	Subsidiaries

23.1	(a)	Consent of Independent Registered Public Accounting Firm

23.2	(a)	Consent of Independent Registered Public Accounting Firm

24.1	(a)	Power of Attorney (see page 58)

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(d)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.
(e)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003.
(f)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.
(g)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 2004.
(h)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2004.
(i)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2004.

(c) Exhibits

See Item 15(a)(3) above.

(d) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized on July 1, 2005.

NATUS MEDICAL INCORPORATED

By	/S/ JAMES B. HAWKINS
James B. Hawkins Chief Executive Officer, President, and Director (Principal Executive Officer)

By	/S/ STEVEN J. MURPHY
Steven J. Murphy Vice President Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Exhibit Title
3.1.1	(b)	Certificate of Incorporation

3.1.2	(c)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

3.2	(b)	Bylaws of the Registrant

4.2	(d)	Preferred Stock Rights Agreement, dated as of October 8, 2002, between Registrant and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively

4.2.1	(e)	Amendment No. 1 to Preferred Stock Rights Agreement dated as of February 14, 2003 between the Registrant and Equiserve Trust Company, N.A.

4.3	(e)	Voting Agreement dated February 14, 2003 between the Registrant and Perry Corp.

10.1	(b)	Form of Indemnification Agreement between the Registrant and each of its directors and officers

10.2	(b)	Amended and Restated 1991 Stock Option Plan

10.2.1	(b)	Form of Option Agreement under the 1991 Stock Option Plan

10.3	(b)	2000 Stock Option Plan

10.3.1	(b)	Form of Option Agreement under the 2000 Stock Option Plan

10.4	(b)	2000 Director Option Plan

10.4.1	(b)	Form of Option Agreement under 2000 Director Option Plan

10.5	(b)	2000 Employee Stock Purchase Plan and form of subscription agreement thereunder

10.7	(b)†	Patent License Agreement dated June 30, 1998 between Registrant and The Leland Stanford Junior University

10.8	(b)	Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.8.1	(f)	Amendment to Lease Agreement dated August 24, 1998 between Registrant and San Carlos Co-Tenancy

10.9	(b)	Promissory Note dated March 24, 1999 between Scott Valley Bank and Tim C. Johnson

10.9.1	(b)	Assignment of Deposit Account dated March 24, 1999 between Registrant, Scott Valley Bank and Tim C. Johnson

10.9.2	(b)	Security Agreement dated March 26, 1999 between Registrant and Tim C. Johnson

10.10	(b)†	Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.1	(f)†	Letter Amendment dated January 8, 2003 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.10.2	(g)†	Letter Amendment dated February 5, 2004 to Capital Equipment Supplier Agreement dated June 25, 1999 between the Registrant and Novation, LLC

10.11		Reserved

10.14	(b)†	Memorandum of Understanding dated December 7, 2000 between Registrant and the Ludlow Company LP

10.15	(b)	2000 Supplemental Stock Option Plan

Exhibit No.		Exhibit Title
10.15.1	(b)	Form of Option Agreement for 2000 Supplemental Stock Option Plan

10.16		Reserved

10.18		Reserved

10.19		Reserved

10.20		Reserved

10.21		Reserved

10.22		Reserved

10.23	(f)	Employment Agreement dated as of November 18, 2002 between Registrant and Tim C. Johnson

10.24	(f)	Form of Employment Agreement between the Registrant and each of its executive officers

10.25	(g)	Severance Agreement and Release dated May 30, 2003 between the Registrant and Glenn Bauer

10.26	(g)†	Transition Agreement and Release dated January 30, 2004 between the Registrant and Tim C. Johnson

10.27	(g)	Rent contract effective November 21, 2003 between Natus Japan and Maekawa Shikenki Seisakusho (Japanese to English translation)

10.28	(h)	Employment Agreement between the Registrant and James B. Hawkins dated April 12, 2004

10.29	(i)	Agreement and General Release dated July 30, 2004 between the Registrant and George Ryan

10.30	(i)	Agreement and General Release dated July 30, 2004 between the Registrant and Mark Foster

16.1	(g)	Letter regarding change in certifying accountants

17.1	(a)	Resignation letter of William New, Jr., M.D., Ph.D. to the Company dated December 1, 2004

21.1	(b)	Subsidiaries

23.1	(a)	Consent of Independent Registered Public Accounting Firm

23.2	(a)	Consent of Independent Registered Public Accounting Firm

24.1	(a)	Power of Attorney (see page 58)

31.1	(a)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(a)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.
(a)	Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 30, 2005.
(b)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Registration Statement on Form S-1 (Registration Statement 333-39891), which the Securities and Exchange Commission declared effective on July 19, 2001.
(c)	Incorporated by reference to the exhibit bearing the same number filed with the Registrant’s Report on Form 8-A as declared effective by the Securities and Exchange Commission on February 25, 2003.
(d)	Incorporated by reference to the exhibit filed with the amendment to the Registrant’s Registration Statement on Form 8-A on October 8, 2002.

(e)	Incorporated by reference to the exhibit filed with the Registrant’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 25, 2003.
(f)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.
(g)	Incorporated by reference to the exhibit filed with the Registrant’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 8, 2004.
(h)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2004.
(i)	Incorporated by reference to the exhibit filed with the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2004