Form 10-Q
period 2005-06-30
NATUS MEDICAL INC
filed 2005-08-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 5, 2005, was 17,268,048.

NATUS MEDICAL INCORPORATED

		Page No.

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

Signatures		34

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,183	$16,239
Short-term investments	12,687	19,504
Accounts receivable, net of allowance for doubtful accounts of $449 and $472	4,990	6,640
Inventories	3,717	4,347
Prepaid expenses and other current assets	520	625

Total current assets	49,097	47,355

Property and equipment, net	2,348	2,503
Deposits and other assets	32	32
Intangible assets	6,500	6,848
Goodwill	2,513	2,519

Total assets	$60,490	$59,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$1,344	$1,947
Accrued liabilities	4,056	4,303
Deferred revenue	229	279

Total current liabilities	5,629	6,529

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 17,261,048 and 17,140,339	89,944	89,373
Accumulated deficit	(34,728)	(36,902)
Accumulated other comprehensive income (loss)	(355)	257

Total stockholders’ equity	54,861	52,728

Total liabilities and stockholders’ equity	$60,490	$59,257

(1)	Derived from the consolidated audited financial statements at December 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$10,168	$8,398	$19,870	$16,969
Cost of revenue	3,919	3,748	7,790	7,506

Gross margin	6,249	4,650	12,080	9,463

Operating expenses:
Marketing and selling	2,834	3,110	5,439	6,081
Research and development	1,078	1,072	2,070	1,978
General and administrative	1,187	2,655	2,551	4,024
Restructuring	—	776	—	776

Total operating expenses	5,099	7,613	10,060	12,859

Income (loss) from operations	1,150	(2,963)	2,020	(3,396)
Other income (expense) net	276	(78)	468	92

Income (loss) before provision for income taxes	1,426	(3,041)	2,488	(3,304)
Provision for income taxes	162	—	315	1

Income (loss) from continuing operations	1,264	(3,041)	2,173	(3,305)
Discontinued operations	—	(584)	—	(767)

Net income (loss)	$1,264	$(3,625)	$2,173	$(4,072)

Earnings (loss) per share:
Basic:
Continuing operations	$0.08	$(0.18)	$0.13	$(0.20)
Discontinued operations	—	(0.04)	—	(0.04)

Net income (loss)	$0.08	$(0.22)	$0.13	$(0.24)

Diluted:
Continuing operations	$0.07	$(0.18)	$0.12	$(0.20)
Discontinued operations	—	(0.04)	—	(0.04)

Net income (loss)	$0.07	$(0.22)	$0.12	$(0.24)

Weighted average shares used in the calculation of net income (loss) per share
Basic	17,377	16,638	17,267	16,673
Diluted	18,756	16,638	18,527	16,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$2,173	$(4,072)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accounts receivable reserves	22	26
Inventory reserves	69	345
Depreciation and amortization	1,065	886
Amortization of deferred stock compensation	—	378
Loss on disposal of assets	—	551
Warranty reserve	30	99
Changes in operating assets and liabilities:
Accounts receivable	1,628	1,190
Inventories	561	962
Prepaid expenses and other current assets	106	79
Accounts payable	(603)	(63)
Accrued liabilities	(277)	1,175
Deferred revenue	(50)	(188)

Net cash provided by operating activities	4,724	1,368

Investing activities:
Acquisition of property and equipment	(565)	(977)
Deposits and other assets	—	71
Purchases of short-term investments	92,077	27,500
Sales of short-term investments	(85,260)	(31,979)
Redemption of long-term investment	—	340

Net cash provided by (used in) investing activities	6,252	(5,045)

Financing activities:
Issuance of common stock	570	449
Purchase of treasury stock	—	(307)

Net cash provided by financing activities	570	142

Exchange rate effect on cash and cash equivalents	(602)	(3)

Net increase (decrease) in cash and cash equivalents	10,944	(3,538)
Cash and cash equivalents, beginning of period	16,239	9,435

Cash and cash equivalents, end of period	$27,183	$5,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3

Cash paid for income taxes	$77	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

    1—Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations, and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated.

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss)	$1,264	$(3,625)	$2,173	$(4,072)
Unrealized gain (loss) on available-for-sale securities	—	(7)	4	68
Foreign currency translation adjustment	(255)	(58)	(602)	(3)

Comprehensive income (loss)	$1,009	$(3,690)	$1,575	$(4,007)

    2—Inventories

Inventories consisted of (in thousands):

	June 30, 2005	December 31, 2004
Raw materials and subassemblies	$1,811	$1,968
Finished goods	1,906	2,379

Total	$3,717	$4,347

The balances at June 30, 2005 and December 31, 2004 reflect valuation reserves of approximately $474,000 and $518,000, respectively, related primarily to inventory deemed to have a fair market value less than cost.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

    3—Reserve for Product Warranties

The Company provides a one-year warranty on all medical device products. The Company also sells extended service agreements on its medical device products. Service for domestic customers is provided by a Company-owned service center that performs all service, repair and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

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

Activity in the warranty reserve during the three and six months ended June 30, 2005 and 2004 consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance—beginning of period	$241	$333	$253	$298
Aggregate changes in accruals related to new warranties	37	27	73	50
Aggregate reductions for repairs under warranty	(55)	(53)	(103)	(85)
Aggregate net changes for accruals related to preexisting warranties	—	(107)	—	(63)

Balance—end of period	$223	$200	$223	$200

    4—Supplemental Income Statement Schedule

Other income (expense) net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Other income (expense) net:
Investment income	$253	$99	$436	$195
Foreign currency gain (loss)	—	(11)	—	19
Other income (expense) net	23	(166)	32	(122)

Total other income (expense) net	$276	$(78)	$468	$92

    5—Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options under the Company’s stock option plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Basic and Diluted Net Income (Loss) Per Common Share—continued

are excluded from the computation when there is a loss, as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three and six months ended June 30, 2005, common stock equivalents of approximately 1,379,000 shares and 1,260,000 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For both the three and six months ended June 30, 2005, common stock equivalents of approximately 560,000 shares outstanding as of June 30, 2005 were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock during the periods. For the three and six months ended June 30, 2004, common stock equivalents of approximately 2,268,000 shares and 2,122,000 shares, respectively, were not used to calculate diluted net loss per share because of their anti-dilutive effect.

    6—Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25. The Company typically grants stock options to employees at market value; consequently, compensation expense is typically not recorded. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under SFAS No. 123, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) the Company’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value, management’s opinion is that existing option pricing models (including Black-Scholes) do not provide a reliable measure of the fair value of the Company’s employee stock options.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock-Based Compensation—continued

Had compensation expense for the Company’s stock option awards been determined based on the fair value method at grant dates using the Black-Scholes option pricing model, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,264	$(3,625)	$2,173	$(4,072)
Add: Stock based employee compensation included in reported results, net of related tax effects	—	342	—	357
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(413)	(757)	(798)	(1,047)

Pro forma net income (loss)	$851	$(4,040)	$1,375	$(4,762)

Basic earnings (loss) per share:
As reported	$0.08	$(0.18)	$0.13	$(0.20)

Pro forma	$0.05	$(0.24)	$0.08	$(0.29)

Diluted earnings (loss) per share
As reported	$0.07	$(0.18)	$0.12	$(0.20)

Pro forma	$0.05	$(0.24)	$0.07	$(0.29)

    7—Segment, Customer and Geographic Information

The Company currently operates in two reportable segments. The Medical Devices and Related Supplies segment consists of all of the Company’s product lines exclusive of the Neometrics newborn screening data management systems product line, which constitutes the Software Systems segment.

With the exception of our Neometrics newborn screening data management systems, the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all product lines. The Neometrics data management systems product line is differentiated from our other product lines in that it is not a medical device or related supply product and is not currently regulated by the FDA, and its revenue is recognized under the percentage of completion basis. The Company acquired the Neometrics newborn screening data management systems product line in July 2003.

The accounting policies of the Company’s reportable segments are the same as those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company allocates resources to, and evaluates the performance of, its segments based on operating income or loss, excluding material items that the Company considers non-recurring to the Company’s operations. For the three and six month periods in 2004, restructuring charges totaling $776,000 and costs associated with the departure of the Company’s former chief executive officer totaling $870,000 have been excluded from segment operating income and are described as “non-recurring” below. Direct revenue and costs of each segment are allocated to the segment, including depreciation expense and amortization of intangible assets. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The assets of our segments are directly managed by those segments and

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Segment, Customer and Geographic Information—continued

include accounts receivable, inventory, certain fixed assets, intangible assets, goodwill and certain other assets. Assets that are not allocated specifically to the segments primarily include cash and cash equivalents, short-term investments and deferred tax assets. Other than movements between cash and other components of working capital, there were no significant changes in the assets of our reportable segments during the three and six months ended June 30, 2005. There are no significant intersegment transactions between the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Medical devices and related supplies	$9,522	$7,619	$18,749	$15,491
Software systems	646	779	1,121	1,478

Total consolidated revenue	$10,168	$8,398	$19,870	$16,969

Operating income (loss):
Medical devices and related supplies	$1,142	$(926)	$2,288	$(1,156)
Software systems	8	(391)	(268)	(594)

Total segment operating income (loss)	1,150	(1,317)	2,020	(1,750)
Non-recurring charges	—	(1,646)	—	(1,646)

Total consolidated operating income (loss)	$1,150	$(2,963)	$2,020	$(3,396)

The following is revenue and long-lived asset information by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
United States	$6,416	$6,507	$12,500	$12,801
Foreign Countries	3,752	1,891	7,370	4,168

Totals	$10,168	$8,398	$19,870	$16,969

	June 30, 2005	Dec 31, 2004
Asset Balances:
United States	$6,406	$6,681
Foreign Countries	4,955	5,189

Totals	$11,361	$11,870

Revenue from sales to distributors is attributed to the country in which the distributor is domiciled. During the three and six months ended June 30, 2005, no single customer or foreign country contributed to more than 10% of revenue.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

    8—Restructuring Reserve

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was initiated in June 2004, including the write-down of capital assets, inventory and prepaid expenses of $80,000, facilities related costs of $38,000, and liquidation service fees of $29,000. Employees involved in the workforce reduction were not required to render additional services to the Company and their employment with the Company ceased on June 30, 2004. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were accrued as incurred. The Company did not record any additional restructuring costs in the three- and six-month periods ended June 30, 2005, and believes it will not record any additional restructuring charges related to the June 2004 cost reduction plan.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the June 2004 operating cost reduction plan:

	Balance Dec 31, 2004	Expenses Accrued	Paid/ Written Off	Balance June 30, 2005
Restructuring Costs:
Employee termination benefits	$175	$—	$(167)	$8

    9—Indemnification

The Company has entered into an indemnification agreement with each of its directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law for certain events or occurrences arising as a result of their serving in such capacities. The Company has a directors’ and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of June 30, 2005.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, AOAE®, ALGO®, ALGO DataBook®, 70/40®, Cochlea-Scan®, Echo-Screen®, Ear Couplers® Flexicoupler®, Jelly Tab®, Jelly Button®, MiniMuffs® and neoBLUE® are registered trademarks of Natus. Convert2Natus™, DataLink™, EchoLink™, Natus Elite™, Neometrics™, Web Electronic Birth Page (Web-EBP)™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion below of certain risks and uncertainties, and the cautionary forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2005 Second Quarter Overview. A summary of key information concerning the financial results for the three and six months ended June 30, 2005;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates;

•	Results of Operations. An analysis of the Company’s results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

Business

We develop, manufacture and market products for the detection, treatment, monitoring and tracking of common medical disorders in newborns. Currently, our principal product lines consist of our ALGO screening products for newborn hearing screening, our Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our neoBLUE LED line of Phototherapy devices (“neoBLUE phototherapy devices”) for the treatment of newborn jaundice, our Neometrics newborn screening data management systems (“MSDS”), our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and the Nascor product line of heatshields and oxygen delivery hoods.

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Supplies and services revenue results from sales of supplies for our ALGO and Echo-Screen medical devices, the Nascor product line, software maintenance agreements for our

Neometrics data management systems, as well extended service agreements on our medical devices. Devices and systems revenue results from the sale of our ALGO, Echo-Screen and neoBLUE medical devices, and installation of our Neometrics’ newborn screening data management systems.

We sell our products through a direct sales force in the United States (“U.S.”) and the United Kingdom (“U.K.”), and to distributors in over 50 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross margins due to the discount the distributors receive from our list prices. International sales accounted for 37% of our sales during the six months ended June 30, 2005, 27% of our revenue during 2004, 23% of our revenue during 2003, and 17% of our revenue during 2002. We anticipate that international revenue will increase as a percent of revenue in the future.

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

2005 Second Quarter Overview

During the three months ended June 30, 2005, Natus recognized $10.2 million of revenue, an increase of $1.8 million or 21% from $8.4 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 98% to $3.8 million for the 2005 period, compared with $1.9 million in the second quarter 2004.

Our gross margin improved to 61.5% for the three months ended June 30, 2005, compared with 55.4% for the second quarter of 2004. For the three months ended June 30, 2005, total operating expenses decreased by $2.6 million, or approximately 33%, to $5.0 million, compared with $7.6 million for the second quarter of 2004.

Net income for the three months ended June 30, 2005 was $1.2 million, or $0.07 per diluted share, compared to a loss of $3.6 million, or $0.22 loss per share, reported in the same period in the prior year.

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

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sales to distributors are EXW, an international incoterm, reflecting that goods are shipped “ex works,”

in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPOs”), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. We have entered into agreements with several GPOs that typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

GPOs do not generally purchase products from us. Hospitals, group practices and other clinics that are members of a GPO purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than an expense. Revenue from sales to members of GPOs is otherwise consistent with our general revenue recognition policies as previously described.

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

At June 30, 2005 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $229,000. Other advance payments from customers were not material at June 30, 2005. Our allowance for estimated uncollectible accounts receivable was $449,000 at June 30, 2005.

Inventory is carried at the lower of cost or market value

As a medical device manufacturer, we may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to: technological changes in our markets, competitive pressures in products and prices, and our own introduction of new product lines.

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

At June 30, 2005, we had inventories with a carrying value of approximately $3.7 million.

Carrying value of intangible assets

We amortize intangible assets with finite lives over their useful lives. Any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their fair value could result in additional charges. We carry goodwill and any other intangible assets with indefinite lives at original cost but do not amortize them. Any future determination that these assets are carried at amounts greater than their fair value could result in additional charges, which could significantly impact our operating results.

We test our goodwill and indefinite-lived intangible assets for impairment at least annually as of October 1st of each year; however, this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. Similarly, we test our definite-lived intangible assets for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could significantly impact our operating results.

At June 30, 2005 we had goodwill and other intangible assets with a net carrying value of approximately $9 million.

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

At June 30, 2005 our reserve for product warranties was approximately $223,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.5	44.6	39.2	44.2

Gross margin	61.5	55.4	60.8	55.8

Operating expenses:
Marketing and selling	27.9	37.0	27.4	35.8
Research and development	10.6	12.8	10.4	11.7
General and administrative	11.7	31.6	12.8	23.7
Restructuring	—	9.3	—	4.6

Total operating expenses	50.2	90.7	50.6	75.8

Income (loss) from operations	11.3	(35.3)	10.2	(20.0)
Other income (expense) net	2.7	(0.9)	2.3	0.5

Income (loss) before provision for income taxes	14.0	(36.2)	12.5	(19.5)
Provision for income taxes	1.6	—	1.6	—

Income (loss) from continuing operations	12.4	(36.2)	10.9	(19.5)
Discontinued operations	—	(7.0)	—	(4.5)

Net income (loss)	12.4	(43.2)	10.9	(24.0)

Three and Six Months Ended June 30, 2005 and 2004

Consolidated Results

Our revenue increased $1.8 million, or 21%, to $10.2 million in the three months ended June 30, 2005 from $8.4 million in the same period in 2004. Revenue from devices and systems grew to $4.6 million in the three months ended June 30, 2005 from $3.0 million in the same period in 2004. Approximately 75% of the increase was attributable to sales of our Echo-Screen device, which Natus gained through its acquisition of Fischer-Zoth in September 2004, with the remainder coming from sales of our neoBLUE line of phototherapy devices, partially offset by a decrease in revenue from installations of our Neometrics metabolic screening database systems. Revenue from supplies and services increased $138,000 or 2.6%, to $5.5 million in the three months ended June 30, 2005 from $5.3 million in the same period in 2004. The increase was primarily attributable to maintenance revenue on our Neometrics metabolic screening database systems, offset by a reduction of sales of supplies used with our hearing-screening devices. A customer that contributed to approximately 8% of our supplies and services revenue in the 2004 period significantly reduced their purchases of supplies from us in the 2005 period; however, this reduction was partially offset by increased sales of supplies to other customers in both domestic and international markets.

Revenue from sales outside the U.S. was $3.8 million in the three months ended June 30, 2005, up from $1.9 million in the same period in 2004. As mentioned above, sales of our Echo-Screen device contributed to a significant portion of this revenue increase; we do not currently sell the Echo-Screen product in the U.S. market.

During the three months ended June 30, 2005 and 2004, no sales to a single customer accounted for greater than 10% of revenue.

Cost of revenue includes the cost of materials, personnel expenses, packaging, shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue increased $171,000 to $3.9 million in the three months ended June 30, 2005, from $3.7 million in the same period in 2004. Cost of revenue as a percent of total revenue was 38.5% in the three months ended June 30, 2005, compared with 44.6% reported in the same period in 2004. The improvement in the cost of revenue percentage was primarily associated with reductions in materials costs, as well as a reduction in manufacturing overhead as a percentage of revenue, as it is largely fixed. The improvement was partially offset by costs associated with a field replacement program for a cable used with our ALGO hearing screening devices. In early June, we became aware that the supplier of the cable was not performing a specified test prior to shipping the cable to us. The failure to perform the test had no impact on the accuracy of the results obtained when using the cable; however, we determined that the appropriate action was to replace all of the cables in the field that had not received this test. Related to the field replacement program, we accrued approximately $310,000 in cost of revenue, which is our estimate of the total cost to replace the cables. We expect that substantially all of the cables will be replaced during the third quarter of 2005. We also expect that we will recover some or all of the cost associated with the field replacement program from our supplier, but we have not made an accrual for the potential recovery.

In June 2004 the Company initiated an operating cost reduction plan that resulted in the immediate reduction of 25 employees, and we also initiated a plan to liquidate our Japanese subsidiary. Cost reductions in the three and six months ended June 2005 compared to the same periods in 2004, as more fully described below, were substantially the result of the operating cost reduction plan, with exceptions being noted.

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Marketing and selling expenses decreased $276,000, or 9%, to $2.8 million in the three months ended June 30, 2005 from $3.1 million in the same period in 2004. Marketing and selling expenses decreased $642,000, or 11%, to $5.4 million in the six months ended June 30, 2005 from $6.1 million in the same period in 2004. The reductions in both the three and six month periods in 2005 are primarily attributable to reduced personnel-related costs, which were approximately $843,000 less in the six months ended June 30, 2005, compared to the same period in 2004, excluding payroll costs of Fischer-Zoth. Additional reductions in the cost of outside services and promotional activities were offset by marketing and sales costs of Fischer-Zoth, which were approximately $236,000 for the six-month period in 2005.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Research and development expenses remained unchanged at $1.1 million in the three months ended June 30, 2005 and 2004. Research and development expenses increased $92,000 to $2.1 million in the six months ended June 30, 2005, compared to $2.0 million reported in the comparable period in 2004. Substantially all of the increase in the six-month period in 2005 was attributable to research and developments costs associated with Fischer-Zoth.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses decreased by $1.5 million, or 55%, to $1.2 million for the three months ended June 30, 2005, compared to $2.7 million in the same period in 2004. In the 2004 period, the Company recorded $870,000 of costs associated the departure of the Company’s former chief executive officer; absent those charges the net reduction in operating expenses in the 2005 period was $598,000, representing a 23% reduction. General and administrative expenses decreased by $1.5 million, or 37%, to $2.5 million for the six months ended June 30, 2005, compared to $4.0 million reported in the same period in 2004. Excluding the CEO departure costs, the cost reduction in the six-month period in 2005 was primarily attributable to reduced personnel-related costs of approximately $834,000 resulting from the June 2004 staff reductions, which more than offset additional costs associated with our ongoing efforts to comply with the Sarbanes-Oxley law, totaling approximately $250,000, and to a lesser extent the general and administrative costs of Fischer-Zoth.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses.

Other income (expense) net was $276,000 in the three months ended June 30, 2005, compared to ($78,000) for the same period in 2004. Other income (expense) net was $468,000 in the six months ended June 30, 2005, compared to $92,000 for the same period in 2004. The increase in other income (expense) net in the six-month period in 2005 was primarily related to higher investment income of $436,000 in the 2005 period, compared to $195,000 in the same period in 2004, which was primarily driven by higher short-term interest rates in the 2005 period. In the six-month period in 2005, foreign currency gains and losses netted to zero, compared to $19,000 of net gains in the same period in 2004. Our foreign currency gains and losses result primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Europe. Unrealized translation gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income.

We recorded income tax expense of $162,000 and $315,000 during the three and six months ended June 30, 2005, respectively, compared to $1,000 for the six months ended June 30, 2004. We have significant U.S. Federal net operating loss carryforwards. However, our tax loss carryforwards do not offset taxable income for purposes of the Federal corporate alternative minimum tax, for which there is an effective tax rate of approximately 2.5% on our U.S. operating income. We also recorded income tax expense related to our international operations.

Segment Results

We currently operate in two reportable segments: our Medical Devices and Related Supplies segment and our Software Systems segment. Non-recurring costs, if applicable, are excluded from the discussion and analysis of the results of our reportable segments. During the three months ended June 30, 2004 we recorded restructuring charges totaling $776,000 and costs associated with the departure of our former chief executive officer totaling $870,000. Those costs have been excluded from the following discussion and analysis. Additional financial information about our segments is set forth in Note 7 – Segment, Customer, and Geographic Information, of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies Segment

Revenue from our Medical Devices and Related Supplies segment increased by $1.9 million, or 25%, to $9.5 million in the three months ended June 30, 2005, from $7.6 million in the same period in 2004. Revenue from our Medical Devices and Related Supplies segment increased by $3.3 million, or 21%, to $18.7 million in the three months ended June 30, 2005, from $15.5 million in the same period in 2004. For both the three and six month periods in 2005, approximately 75% of the increase was attributable to sales of the Echo-Screen OAE device, which we gained through our acquisition of Fischer-Zoth, with the remainder coming from sales of the Company’s neoBLUE line of phototherapy devices for the treatment of newborn jaundice, partially offset by a decrease in sales of the Company’s line of ALGO hearing screeners.

The medical device and related supplies segment reported income from operations of $1.1 million in the three months ended June 30, 2005, including approximately $534,000 of depreciation and amortization costs, compared to a loss of $926,000 in the same period in 2004. The segment reported income from operations of $2.3 million in the six months ended June 30, 2005, including approximately $924,000 of depreciation and amortization costs, compared to a loss of $1.2 million in the same period in 2004. The results in 2005 were favorably impacted by cost reductions resulting from the restructuring initiatives implemented in mid 2004 and the contribution of Fischer-Zoth, which we acquired in September 2004.

Software Systems Segment

Revenue from our Software Systems segment decreased by $133,000, or 17%, to $646,000 in the three months ended June 30, 2005, from $779,000 in 2004. Revenue from the segment decreased by $358,000 or 24%, to $1.1 in the six months ended June 30, 2005, from $1.5 million in 2004. We derive revenue in our Software Systems segment from systems installations and maintenance of those installations. Revenue from systems installations represented 19% and 21%, respectively, of total segment revenue in the three and six months ended June 30, 2005, compared to 60% and 49% in the comparable periods in 2004. Revenue from systems installations is generally non-recurring and may show more variance from period to period than revenue from maintenance, which is largely recurring.

The Software Systems segment reported a profit from operations of $8,000 in the three months ended June 30, 2005, including approximately $72,000 of depreciation and amortization costs, compared to a loss from operations of $391,000 in the same period in 2004. The segment reported a loss from operations of $268,000 in the six months ended June 30, 2005, including approximately $141,000 of depreciation and amortization costs, compared to a loss from operations of $594,000 in the same period in 2004. Several factors contributed to the unfavorable results in 2004, including the transitioning of several customers from DOS-based to Windows-based operating systems and development work on several MSDS systems that was not profitable because of contractual obligations. We believe the above-mentioned factors were substantially resolved as of December 31, 2004. We expect that revenue from installations of our Neometrics newborn screening data management system may fluctuate from quarter to quarter. For the three and six month periods in 2005, operating results reflected the current lack of any significant development projects. The reduction in revenue in the six-month period in 2005 was offset by cost control measures implemented in mid-2004, which reduced costs associated with salaries and outside services by approximately $372,000 in the 2005 period compared to the same period in 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents, and short-term investments of $39.9 million, stockholders’ equity of $54.9 million, and working capital of $43.5 million, compared with cash, cash equivalents, and short-term investments of $35.7 million, stockholders’ equity of $52.7 million, and working capital of $40.8 million as of December 31, 2004.

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 2005 and $1.4 million for the same period in 2004. Cash provided by operations in the 2005 period was favorably impacted by our results of operations, as we reported net income of $2.2 million in the 2005 period compared to a loss of $4.1 million in the same period in 2004. Additional cash was provided by reductions in accounts receivable and inventory totaling $2.2 million, while cash was used to reduce accounts payable and accrued expenses by $880,000. As a result of the operating cost reduction plan we implemented in June 2004, we believe that our operations will continue to provide additional cash resources in the future.

Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. Excluding purchases and sales of short-term investments and the redemption of a long-term investment in 2004, cash used in investing activities was $565,000 and $906,000 in the six months ended June 30, 2005 and 2004, respectively. In the 2005 period, cash was used exclusively to acquire property and equipment. We had no material capital expenditure commitments as of June 30, 2005.

We generated cash through financing activities primarily from purchases of our stock pursuant to our stock option plans and our employee stock purchase plan, in the amount of $570,000 and $449,000 in the six months ended June 30, 2005 and 2004, respectively. We repurchased $307,000 of Natus stock in the 2004 period under the terms of the transition agreement between the Company and its former chief executive officer.

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. In addition, we have obligations resulting from the transition agreement and release of our former chief executive officer that will expire in November 2005.

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

Risk Factors

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

In recent years, and continuing through the end of 2004, we incurred significant annual net losses and we may incur net losses in the future. As of December 31, 2004, we had accumulated deficits of approximately $36.9 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities, in the U.S. and internationally;

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services by government agencies or hospital systems;

•	Maintaining the continuity of our contractual arrangements with GPOs;

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	Length and unpredictability of our sales cycle, particularly for our Neometrics products which may have sales cycles that are longer or different from the sales cycles of our other products with which we are more familiar; and

•	Marked changes caused by rapidly evolving technology for our products.

In addition, we experience seasonality in our revenue. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter, due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, many of which are government agencies. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. We anticipate that we will continue to experience these seasonal fluctuations, which may lead to fluctuations in our quarterly operating results. Many of these factors are beyond our control, and we believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period.

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

As a result of these possible increased expenses, we may need to generate significantly higher revenue to maintain profitability. We cannot be certain that we will be able to sustain profitability in the future.

We have relied, and expect to continue to rely, on sales of our ALGO hearing screening product family for the majority of our revenue, and a decline in sales of these products could cause our revenue to fall

We expect that the revenue from our ALGO hearing screening product family will continue to account for a majority of our revenue for at least the next year. Any factors adversely affecting the pricing of our ALGO hearing screening devices and related supplies, or demand for our ALGO hearing screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

In the United States, we sell our products in a mature market that is intensely competitive

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

Our operating results may decline if we do not succeed in developing, acquiring, and marketing additional products or improving our existing products

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

In order to accurately recognize revenue on long-term development and implementation contracts associated with our Neometrics newborn screening data management systems, we must be able to accurately estimate the total cost of completing a project. In arriving at these estimates, we must make assumptions about future costs that may prove to be inaccurate

We recognize revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, on the percentage of completion basis over the development and implementation period of the associated installation. The development and implementation period typically ranges from six to 18 months. In order to determine percentage of completion, we must be able to accurately estimate the total cost of the development and implementation process. If our estimates of the future costs to be incurred are understated, our future gross margin would be negatively impacted, and the impact could be material to our results of operations.

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors on the effectiveness of our products we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency, and third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity, and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. For instance, there are currently alternative neonatal hearing screening products, which may be less expensive or may be quicker on a per test basis than our ALGO devices. With respect to our neoBLUE phototherapy product line, initial data from clinical research suggests that the devices may be more effective in treating hyperbilirubinemia than other currently marketed phototherapy products. We cannot be certain that clinical studies will produce results that are favorable to our neoBLUE products. Clinicians are traditionally slow to adopt new products, testing practices, and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies, and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may affect the medical community’s acceptance of our products, some of which are beyond our control, include:

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

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

The domestic market for our ALGO hearing-screening products is mature and we plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. Following our acquisition of Fischer-Zoth in September 2004, sales of our Echo-Screen OAE device have contributed to a significant portion of our sales outside the U.S. We have only begun over the past three years to significantly develop our distributor and direct sales force outside the U.S. We currently maintain a direct sales force only in the U.K., and increasing our direct sales presence in the U.K. or elsewhere will require us to incur higher personnel and operating costs that may not result in additional revenues. A higher percentage of our sales to international distributors could also impair our revenues due to discount prices that we customarily make available to distributors. We may not realize corresponding growth in revenue from growth in international sales, due to the higher costs of sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

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

If guidelines mandating universal newborn screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenues may not grow

We estimate that approximately 90% to 95% of the children born in the U.S. are currently being tested for hearing prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period varies from several months to several years. The widespread adoption of these guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn screening as well as the use of our products to perform the screening and monitoring. Our revenues may not grow if governments do not require universal newborn screening prior to hospital discharge, or if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in some markets outside of the U.S. and the U.K., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased with our decision in 2004 to close our Japanese sales subsidiary and sell through a distributor in Japan, and our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. Some distributors also assist us with regulatory approvals and education of physicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we could experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

We may be subject to foreign laws governing our relationships with our international distributors. These laws may require us to make payments to our distributors if we terminate our relationship for any reason, including for cause. Some countries require termination payments under local law or legislation that may supersede our contractual relationship with the distributor. These payments could be equal to a year or more of gross margin on sales of our products that the distributor would have earned. We have terminated our relationship with certain distributors for poor performance in the past. To date, we have not been required to make any material termination payments under local laws. Any required payments would adversely affect our operating results.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful in marketing and selling new products or technologies

Physicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country. Although we intend to seek reimbursement or funding approvals in international markets, we may not obtain these approvals in a timely manner or at all.

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. We have relatively few sources of supply for some of the components used in our products and in some cases we rely entirely on sole-source suppliers. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. For example, during 2002, we experienced delays on the part of a supplier to provide us with volume production of our Flexicoupler supplies. In 2005 we are relying on a single supplier of cables used in our ALGO hearing-screening devices to help us complete a field replacement program of these cables, and we expect to seek to recover the costs of this replacement from this supplier. If these or other suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profit margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the members of these GPOs now receive volume discounts off our normal selling price and may sometimes receive other special pricing considerations from us. Sales to members of one GPO, Novation, LLC, accounted for approximately 20%, 22%, and 29% of our total revenue in the twelve months ended December 31, 2004, 2003 and 2002 respectively. Sales to members of GPOs accounted for approximately 46%, 39%, and 47% of our total revenue the twelve months ended December 31, 2004, 2003, and 2002 respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profit margins could decline.

If material weaknesses in the adequacy of the Company’s internal control over financial reporting are identified and reported as a result of the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of the Company’s financial statements

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. The Company was not subject to these requirements for the fiscal year ended December 31, 2004. The Company is currently performing an implementation project in preparation for its first Section 404 reporting requirement that will be effective for the year ending December 31, 2005. This report must contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the Company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as well as the operating effectiveness of the Company’s internal controls. While the Company is expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that the Company will not comply with all of the requirements imposed by Section 404. If the Company fails to have an effectively designed and operating system of internal controls, it will be unable to comply with the requirements of Section 404 in a timely manner. If the Company does not effectively complete its assessment or if its internal controls are not designed or operating effectively, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal control over financial reporting or may issue a qualified opinion on the effectiveness of our internal control over financial reporting. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company’s financial statements.

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

•	Clearance via Section 510(k) of the Food, Drug, and Cosmetics Act of 1938, as amended; or

•	Premarket approval via Section 515 of the Food, Drug, and Cosmetics Act if the FDA has determined that the medical device in question poses a greater risk of injury

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

Our business may suffer if we are required to revise our labeling or promotional materials or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO and Echo-Screen devices, MiniMuffs, or neoBLUE phototherapy device products, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

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

If we, or our suppliers, fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed

Every manufacturer of a finished medical device, including Natus and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. Although we have passed inspections in the past, we cannot assure you that we, or our contract manufacturers, will pass any future quality system regulation inspections. If we, or our contract manufacturers, fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we can demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulations inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations and require us, among other things, to recall our products, either of which would harm our business and results of operations.

Governmental, environmental, health and safety regulations could adversely affect our operations

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

We may not be successful in integrating the businesses that we acquire, or such businesses may not be accretive to earnings or perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, we acquired the assets of Neometrics Inc. and affiliated entities during 2003, and we acquired Fischer-Zoth in 2004. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

•	Inability to effectively integrate acquired products into our business;

•	Loss of key personnel of the acquired company;

•	Failure to realize expected synergies;

•	Failure of acquired products to achieve projected sales;

•	Failure to maintain customers of, or other relationships existing with respect to, the acquired business;

•	Failure to successfully develop the acquired technology into the desired products or enhancements;

•	Assumption of unknown liabilities;

•	Failure to understand and compete effectively in markets and with products or technologies with which we have limited previous experience; and

•	Write-off of goodwill and intangible assets related to such acquisitions.

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

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

The medical technology industry has, in the past, been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening products may become increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

•	Result in costly litigation and damage awards;

•	Divert our management’s attention and resources;

•	Cause us to redesign our products;

•	Cause product shipment delays or suspensions; or

•	Require us to enter into unfavorable royalty or licensing agreements.

A successful claim of infringement against us could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology, or design and build non-infringing products, could prevent us from selling our products and adversely affect our business and financial results.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

The sale and use of our products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot ensure that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

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

In addition, U.S. income tax law imposes limitations on the ability of corporations to use net operating loss carryforwards if the corporation experiences a more than 50% change in ownership during any three-year period. We cannot assure you that we will not take actions, such as the issuance of additional stock, which would cause an ownership change to occur. Accordingly, we may be limited to the amount we can use in any given year, so even if we have substantial net income, we may not be able to use our net operating loss carryforwards before they expire. In addition, the net operating loss carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination. We have not undertaken a study to determine whether such limitations exist and, if so, the extent of such limitations. However, we believe it is probable that some amounts of our net operating losses will be affected.

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our expectations related to the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with GPOs, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would have correspondingly increased or decreased by an immaterial amount for the three months ended June 30, 2005. For purposes of this calculation, we have assumed that the exchange rates would change in the same direction relative to the U.S. dollar.

Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at June 30, 2005 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2005, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2005. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

There was no significant change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2005, we used proceeds from our initial public offering to purchase equipment costing approximately $263,000 and for working capital needs

ITEM 4.	Submission of Matters to a Vote of Security Holders

On June 9, 2005, we held our Annual Meeting of Stockholders. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 5, 2005. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1. Election of Kenneth E. Ludlum and Mark D. Michael as directors until the Annual Meeting of Stockholders in 2008 or until their successors are elected.

Nominee	In Favor	Withheld
Kenneth E. Ludlum	15,076,039	61,999
Mark D. Michael	15,075,919	62,119

2. The ratification of the appointment of BDO Seidman, LLP as independent public accountants of the Company for the fiscal year ending December 31, 2005:

For	Against	Abstain
15,110,630	11,154	16,254

3. Approval of the amended and restated 2000 Stock Awards Plan:

For	Against	Abstain
5,593,510	1,941,657	121,686

Other directors whose terms of office as Directors continued after the meeting are:

Director	Term Expires
Doris Engibous	2006
William Moore	2006
Robert A. Gunst	2007
James B. Hawkins	2007

ITEM 6.	Exhibits

(a) Exhibits

10.31	Amended and Restated 2000 Stock Awards Plan (incorporated by reference the to Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005)
31.1	Certification of Principal Executive Officer pursuant Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 9, 2005	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 9, 2005	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.

10.31	Amended and Restated 2000 Stock Awards Plan (incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2005).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.