Form 10-Q
period 2005-09-30
NATUS MEDICAL INC
filed 2005-11-14
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 3, 2005, was 17,944,175.

NATUS MEDICAL INCORPORATED

		Page No.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$28,167	$16,239
Short-term investments	13,647	19,504
Accounts receivable, net of allowance for doubtful accounts of $449 and $472	5,879	6,640
Inventories	3,888	4,347
Prepaid expenses and other current assets	465	625

Total current assets	52,046	47,355

Property and equipment, net	2,293	2,503
Deposits and other assets	29	32
Intangible assets	6,328	6,848
Goodwill	3,351	2,519

Total assets	$64,047	$59,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,677	$1,947
Accrued liabilities	4,415	4,303
Deferred revenue	317	279

Total current liabilities	6,409	6,529
Long-term liabilities:
Deferred income taxes	840	—

Total liabilities	7,249	6,529

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 17,309,099 and 17,140,339	90,136	89,373
Accumulated deficit	(33,213)	(36,902)
Accumulated other comprehensive income (loss)	(125)	257

Total stockholders’ equity	56,798	52,728

Total liabilities and stockholders’ equity	$64,047	$59,257

(1)	Derived from the consolidated audited financial statements at December 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$10,551	$9,011	$30,422	$25,980
Cost of revenue	3,645	3,864	11,435	11,370

Gross profit	6,906	5,147	18,987	14,610

Operating expenses:
Marketing and selling	2,916	2,318	8,355	8,399
Research and development	1,162	670	3,233	2,648
General and administrative	1,521	1,180	4,071	5,204
Restructuring	—	—	—	776
Acquired IPR&D	—	550	—	550
Total operating expenses	5,599	4,718	15,659	17,577

Income (loss) from operations	1,307	429	3,328	(2,967)

Other income (expense) net	319	88	787	180

Income (loss) before provision for income taxes	1,626	517	4,115	(2,787)

Provision for income taxes	111	65	426	66

Income (loss) from continuing operations	1,515	452	3,689	(2,853)

Discontinued operations	—	(305)	—	(1,072)

Net income (loss)	$1,515	$147	$3,689	$(3,925)

Earnings (loss) per share:
Basic:
Continuing operations	$0.09	$0.03	$0.21	$(0.17)
Discontinued operations	—	(0.02)	—	(0.06)

Net income (loss)	$0.09	$0.01	$0.21	$(0.23)

Diluted:
Continuing operations	$0.08	$0.03	$0.20	$(0.17)
Discontinued operations	—	(0.02)	—	(0.06)

Net income (loss)	$0.08	$0.01	$0.20	$(0.23)

Weighted average shares used in the calculation of net income (loss) per share
Basic	17,292	17,011	17,224	16,740
Diluted	18,877	17,899	18,574	16,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$3,689	$(3,925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accounts receivable provision	(22)	66
Inventory provision	(278)	(153)
Depreciation and amortization	1,556	1,339
Amortization of deferred stock compensation	—	383
Loss on disposal of assets	—	632
Warranty provision	(41)	95
Changes in operating assets and liabilities:
Accounts receivable	783	(556)
Inventories	737	1,562
Prepaid expenses and other current assets	160	17
Accounts payable	(270)	(519)
Accrued liabilities	154	907
Deferred revenue	38	267
In process research and development	—	550

Net cash provided by operating activities	6,506	665

Investing activities:
Acquisition of business, net of cash acquired	—	(5,232)
Purchase of property and equipment	(829)	(1,457)
Deposits and other assets	13	5
Purchases of short-term investments	(24,866)	(31,976)
Sales of short-term investments	30,703	37,190
Redemption of long-term investment	—	341

Net cash provided by (used in) investing activities	5,021	(1,129)

Financing activities:
Issuance of common stock	759	2,084
Purchase of treasury stock	—	(307)

Net cash provided by financing activities	759	1,777

Exchange rate effect on cash and cash equivalents	(358)	(86)

Net increase in cash and cash equivalents	11,928	1,227
Cash and cash equivalents, beginning of period	16,239	9,435

Cash and cash equivalents, end of period	$28,167	$10,662

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3

Cash paid for income taxes	$121	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

    1- Basis of Presentation

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission and they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated.

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (loss)	$1,515	$147	$3,689	$(3,925)
Unrealized gain on available-for-sale securities	(24)	24	(20)	92
Foreign currency translation adjustment	242	(83)	(360)	(86)

Comprehensive income (loss)	$1,733	$88	$3,319	$(3,919)

    2- Inventories

Inventories consisted of (in thousands):

	September 30, 2005	December 31, 2004
Raw materials and subassemblies	$1,671	$1,968
Finished goods	2,217	2,379

Total	$3,888	$4,347

The balances at September 30, 2005 and December 31, 2004 reflect valuation reserves of $263,000 and $543,000, respectively, related primarily to specific inventory that has been written down to its net realizable value.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

    3- Reserve For Product Warranties

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

Activity in the warranty reserve during the three and nine months ended September 30, 2005 and 2004 consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance - beginning of period	$223	$200	$253	$298
Aggregate changes in accruals related to new warranties	44	42	117	92
Aggregate reductions for repairs under warranty	(54)	(39)	(157)	(124)
Aggregate net changes for accruals related to preexisting warranties	—	—	—	(63)

Balance - end of period	$213	$203	$213	$203

    4- Supplemental Income Statement Schedule

Other income (expense) net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Other income (expense) net:
Investment income	$314	$117	$750	$310
Foreign currency gain (loss)	—	—	—	—
Other income (expense) net	5	(29)	37	(130)

Total other income (expense) net	$319	$88	$787	$180

    5- Basic and Diluted Net Income (Loss) Per Common Share

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

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Basic and Diluted Net Income (Loss) Per Common Share - continued

For the three and nine months ended September 30, 2005, common stock equivalents of approximately 1,585,000 shares and 1,349,000 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For both the three and nine months ended September 30, 2005, common stock equivalents of approximately 3,000 shares and 607,000 shares, respectively, outstanding as of September 30, 2005 were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock during the periods. For the three months ended September 30, 2004, common stock equivalents of approximately 888,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the nine months ended September 30, 2004, common stock equivalents of approximately 770,000 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect.

    6- Stock-Based Compensation

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123(R) amounts in the income statement. The adoption of SFAS No. 123(R) by the Company on January 1, 2006 is expected to have a material impact on our consolidated results of operations. The Company is currently evaluating the impact of this standard and its transitional alternatives.

NATUS MEDICAL INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

    6- Stock Based Compensation (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,515	$147	$3,689	$(3,925)
Add: Stock based employee compensation included in reported results, net of related tax effects	—	5	—	362
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(563)	(558)	(1,348)	(1,605)

Pro forma net income (loss)	$952	$(406)	$2,341	$(5,168)

Basic earnings (loss) per share:
As reported	$0.09	$0.01	$0.21	$(0.23)

Pro forma	$0.06	$(0.02)	$0.14	$(0.31)

Diluted earnings (loss) per share:
As reported	$0.08	$0.01	$0.20	$(0.23)

Pro forma	$0.05	$(0.02)	$0.13	$(0.31)

    7- Segment, Customer and Geographic Information

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

The accounting policies of the Company’s reportable segments are the same as those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company allocates resources to, and evaluates the performance of, its segments based on operating income or loss, excluding material items that the Company considers non-recurring to the Company’s operations. For the three and nine months ended September 30, 2004, $550,000 of acquired in-process research and development was excluded from the determination of segment operating income and is described as “non-recurring” below. In addition, for the nine months ended September 30, 2004, restructuring charges totaling $776,000 and costs associated with the departure of the Company’s former chief executive officer totaling $870,000 were excluded from the determination of segment operating income and are described as non-recurring below.

Direct revenue and costs of each segment are allocated to the segment, including depreciation expense and amortization of intangible assets. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The assets of our segments are directly managed by those segments and include accounts receivable, inventory, certain fixed assets, intangible assets, goodwill and certain other assets. Assets that are not allocated specifically to the segments primarily include cash and cash equivalents, short-term investments and deferred tax assets. Other than movements between cash and other components of working capital, there were no significant changes in the assets of our reportable segments during the three and nine months ended September 30, 2005. There are no significant intersegment transactions between the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Medical devices and related supplies	$10,070	$8,193	$28,821	$23,684
Software systems	481	818	1,601	2,296

Total consolidated revenue	$10,551	$9,011	$30,422	$25,980

Operating income (loss):
Medical devices and related supplies	$1,419	$923	$3,708	$(233)
Software systems	(112)	56	(380)	(538)

Total segment operating income (loss)	1,307	979	3,328	(771)
Non-recurring charges	—	(550)	—	(2,196)

Total consolidated operating income (loss)	$1,307	$429	$3,328	$(2,967)

The following is revenue and long-lived asset information by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
United States	$6,661	$7,016	$19,162	$19,817
Foreign Countries	3,890	1,995	11,260	6,163

Totals	$10,551	$9,011	$30,422	$25,980

	September 30, 2005	Dec 31, 2004
Asset Balances:
United States	$6,296	$6,681
Foreign Countries	4,836	5,189

Totals	$11,132	$11,870

Revenue from sales to distributors is attributed to the country in which the distributor is domiciled. During the three and nine months ended September 30, 2005, no single customer or foreign country contributed to more than 10% of revenue.

    8- Restructuring Reserve

In June 2004, the Company recorded a restructuring charge of $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was initiated in June 2004, including the write-down of capital assets, inventory and prepaid expenses of $80,000, facilities-related costs of $38,000, and accrued professional-service fees related to the liquidation totaling $29,000. Employees involved in the workforce reduction were not required to render additional services to the Company and their employment with the Company ceased on June 30, 2004. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were accrued as incurred. The Company did not record any additional restructuring costs in the three and nine months ended September 30, 2005, and believes it will not record any additional restructuring charges related to the June 2004 cost reduction plan. As of September 30, 2005, substantially all of the obligations related to the restructuring have been satisfied.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the June 2004 operating cost reduction plan:

	Balance Dec 31, 2004	Expenses Accrued	Paid/ Written Off	Balance September 30, 2005
Restructuring Costs:
Employee termination benefits	$175	$—	$(175)	$—

    9- Indemnification

The Company has entered into an indemnification agreement with each of its directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law for certain events or occurrences arising as a result of their serving in such capacities. The Company has a directors’ and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of September 30, 2005.

    10 - Business Combinations

As previously reported, in September 2004, the Company purchased for $5.7 million in cash, including direct costs of the acquisition, all the common stock of privately held Fischer-Zoth Diagnosesysteme GmbH and affiliated entities (Fischer-Zoth), as well as intangible assets held individually by the owners of Fischer-Zoth.

The following table summarizes the final fair value of the net assets acquired in the acquisition:

Net assets acquired are as follows (in thousands):

Cash	$376
Other current assets	789
Property, plant and equipment	84
Intangible assets	3,660
Goodwill	2,155
In process research and development	470

Total assets acquired	7,534

Current liabilities	917
Deferred tax liability (long-term)	840

Total liabilities acquired	840

Net purchase amount	$5,777

During the three months ended September 30, 2005, the Company recorded an adjustment to the previously recorded purchase accounting of $840,000 to record a deferred tax liability associated with the acquisition of Fischer-Zoth, with an associated increase in goodwill.

Intangible assets included in the purchase allocation consist of: (1) developed technology of $2.0 million allocated to the core OAE technology of Fischer-Zoth that has been assigned an economic life of 10 years, (2) U.S. and foreign patents with a value of $1.3 million that have been assigned an economic life of 15 years, and (3) Trademarks valued at $300,000 that have been assigned an economic life of 15 years. A deferred tax liability $840,000 has been recorded because the developed technology and trademarks are amortized for book purposes, while they are not deductible for German tax purposes. The developed technology and trademarks are being amortized over their economic lives using a graded method of amortization, and the patents are being amortized over their economic lives using the straight-line method of amortization. It is expected that little of the $1.3 million of goodwill will be deductible for tax purposes. The deferred tax liability will be reduced over the lives of the related intangible assets.

    11- Subsequent Events

On October 16, 2005, the Company, Bio-logic Systems Corp. (“Bio-logic”) and Summer Acquisition Corporation, a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which Merger Sub is to merge with and into Bio-logic with Bio-logic surviving and becoming a wholly owned subsidiary of the Company.

Pursuant to the Agreement and Plan of Merger, each outstanding share of Bio-logic common stock will convert into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock will be cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The acquisition of the shares and options (“the acquisition”) is conditioned upon, among other things, approval by Bio-logic’s stockholders and other customary conditions. The Company currently expects that the acquisition will be consummated in early January 2006. The Company estimates that the total consideration to be paid in acquiring the common stock and options will be approximately $66 million.

The agreement requires that in certain circumstances one party to the agreement must pay to the other party a termination fee of $2.0 million.

In anticipation of the acquisition, the Company sold 600,000 shares of the Company’s common stock on October 18, 2005 in a private placement for $11.88 per share, the then current trading price for the shares at the time that the Company and the purchasing fund agreed in principle to such sale.

In anticipation of the acquisition, the Company secured from Wells Fargo Bank a commitment for a $10 million senior secured credit facility. The loan will be fully amortizing over four years and bear interest at LIBOR plus 2.5 percent; however, the loan will have no prepayment penalties. The loan will contain various financial covenants including minimum liquidity, as well as fixed-charge, debt, and tangible net worth ratios. The Company expects to draw on the commitment when, and if, the acquisition is consummated.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion below of certain risks and uncertainties, and the cautionary forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2005 Third Quarter Overview. A summary of key information concerning the financial results for the three and nine months ended September 30, 2005;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates;

•	Results of Operations. An analysis of the Company’s results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause the Company’s actual results to differ materially from the Company’s historical results or the Company’s current expectations about future periods.

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

We sell our products through a direct sales force in the United States (“U.S.”) and the United Kingdom (“U.K.”), and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices the distributors receive. International sales accounted for 37% of our sales during the nine months ended September 30, 2005, 24% of our revenue during 2004, 22% of our revenue during 2003, and 15% of our revenue during 2002. We anticipate that international revenue will increase as a percent of revenue in the future.

As of December 31, 2004, we had total federal and state net operating loss carry forwards of approximately $18.6 million and $6.7 million, respectively, available to reduce future taxable income. If not utilized to offset taxable income in future periods, these net operating loss carryforwards will expire in various amounts beginning in 2005 and continuing through 2023. If we have net losses in the future, we may not be able to utilize some or all of our net operating loss carryforwards before they expire. In addition, U.S. income tax law imposes limitations on the amount of net operating loss carry forwards we can use in any given year and on the ability to use net operating loss carry forwards if we experience a more than 50% change in ownership during any three-year period.

2005 Third Quarter Overview

During the three months ended September 30, 2005, Natus recognized $10.6 million of revenue, an increase of $1.6 million or 17% from $9.0 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 95% to $3.9 million for the 2005 period, compared with $2.0 million in the third quarter 2004.

Our gross profit improved to 65.4% for the three months ended September 30, 2005, compared with 57.1% for the third quarter of 2004. For the three months ended September 30, 2005, total operating expenses increased by $881,000, or 18.7%, to $5.6 million, compared with $4.7 million for the third quarter of 2004.

Net income for the three months ended September 30, 2005 was $1.5 million, or $0.08 per diluted share, compared to $147,000, or $0.01 per share, reported in the same period in the prior year.

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

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sales to distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to eighteen months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

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

At September 30, 2005 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was $317,000. Other advance payments from customers were not material at September 30, 2005. Our allowance for estimated uncollectible accounts receivable was $449,000 at September 30, 2005.

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

At September 30, 2005, we had inventories with a carrying value of $3.9 million.

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

At September 30, 2005 we had goodwill and other intangible assets with a net carrying value of $8.9 million.

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

At September 30, 2005 our reserve for product warranties was $213,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	34.6	42.9	37.6	43.8

Gross profit	65.4	57.1	62.4	56.2

Operating expenses:
Marketing and selling	27.6	25.7	27.5	32.3
Research and development	11.0	7.5	10.6	10.2
General and administrative	14.4	13.1	13.4	20.0
Restructuring	—	—	—	3.0
Acquired IPR & D	—	6.1	—	2.1

Total operating expenses	53.0	52.4	51.5	67.6

Income (loss) from operations	12.4	4.7	10.9	(11.4)

Other income (expense) net	3.0	1.0	2.6	0.7

Income (loss) before provision for income taxes	15.4	5.7	13.5	(10.7)

Provision for income taxes	1.0	0.7	1.4	0.3

Income (loss) from continuing operations	14.4	5.0	12.1	(11.0)

Discontinued operations	—	(3.4)	—	(4.1)

Net income (loss)	14.4%	1.6%	12.1%	(15.1)%

Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Results

Our revenue increased $1.6 million, or 17%, to $10.6 million in the three months ended September 30, 2005 from $9.0 million in the same period in 2004. Our revenue increased $4.4 million, or 17%, to $30.4 million in the nine months ended September 30, 2005 compared to the same period in 2004.

Revenue from devices and systems increased 45% to $4.4 million, and 44% to $13.0 million, in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. In the three and nine-month periods ended September 30, 2005, the increase was primarily attributable to sales of our Echo-Screen device, which Natus gained through its acquisition of Fischer-Zoth in September 2004, of $1.1 million and $3.7 million, respectively, with the remainder coming from sales of our neoBLUE line of phototherapy devices, partially offset by a decrease in revenue from installations of our Neometrics metabolic screening database systems, and in the nine-month period by lower sales of our Algo devices and supplies.

Revenue from supplies and services increased to $6.0 million and $17.1 million in the three and nine months ended September 30, 2005, respectively, representing increases of 3% compared to the same periods in 2004. In both periods in 2005 the increase was primarily attributable to sales of disposable supplies used with our Echo-Screen device. Sales of supplies used with our ALGO hearing-screening devices were flat in the three months ended September 30, 2005 and 2004, and down 3% in the nine-month period of 2005 compared to the comparable period in 2004.

In the three and nine months ended September 30, 2005, revenue from sales outside the U.S. increased by 95% to $3.9 million, and 83% to $11.3 million, respectively, compared to the same periods in 2004. Sales of our Echo-Screen device contributed to a significant portion of this revenue increase; however, international sales of our Algo hearing-screening products and our neoBLUE line of photothereapy devices also increased.

During the three months ended September 30, 2005 and 2004, no sales to a single customer accounted for greater than 10% of revenue.

Cost of revenue includes the cost of materials, personnel expenses, packaging, shipping costs, other manufacturing costs, warranty expenses, and technology license fees. Our cost of revenue decreased $219,000 to $3.6 million in the three months ended September 30, 2005, from $3.9 million in the same period in 2004. For the three months ended September 30, 2005 and 2004, respectively, cost of revenue as a percent of total revenue was 35% and 43%. For the nine months ended September 30, 2005 and 2004, respectively, cost of revenue was 38% and 44%. The improvement in the cost of revenue in the 2005 periods was attributable to reductions in materials costs, and the cost of revenue as a percent of total revenue was also favorably affected by our spreading of our manufacturing overhead which is largely fixed. In addition, during the three months ended September 30, 2005, we benefited from a partial recovery from a supplier of costs associated with a cable replacement program we initiated in the second quarter of 2005. The partial recovery reduced our cost of revenue by $180,000 in the three months ended September 30, 2005, net of additional costs incurred during the quarter, resulting in a reduction of our cost of revenue of 1.7%. We believe that we will incur no additional costs related to the cable replacement program.

For the three months ended September 30, 2005 total operating expenses increased 19%, or $880,000, to $5.6 million, compared with $4.7 million for the third quarter of 2004. Costs associated with the operations of our Fischer-Zoth subsidiary and ongoing costs of complying with the Sarbanes-Oxley Act, among other factors contributed to a $1.4 million increase in operating costs. The increase was partially offset by $550,000 of acquired in-process research and development recorded in the third quarter of 2004 that did not recur in 2005. Taken together, these factors led to an $880,000 increase in operating expenses in the 2005 period.

For the nine months ended September 30, 2005, total operating expenses decreased 11% to $15.7 million, compared with $17.6 million for the comparable period in 2004. In June 2004 the Company initiated an operating cost reduction plan (“2004 operating cost reduction plan”) that resulted in the immediate reduction of 25 employees, and we also initiated a plan to liquidate our Japanese subsidiary. The effect of the 2004 operating cost reduction plan resulted in decreases in our operating costs in the nine-months ended September 30, 2005, compared to the same period in 2004. In addition, we incurrred costs in 2004 that did not recur in 2005 related to the restructuring, the write-off of acquired in-process research and development, and costs associated with the departure of the Company’s former chief executive officer.

Marketing and selling expenses consist primarily of salaries, commissions, travel, promotional, and advertising costs. Marketing and selling expenses increased $598,000, or 26%, to $2.9 million in the three months ended September 30, 2005, from $2.3 million in the same period in 2004. Marketing and selling expenses decreased $44,000, or 1%, to $8.3 million in the nine months ended September 30, 2005 from $8.4 million in the same period in 2004. In both the three- and nine-month periods in 2005, compared to the same periods in 2004, we benefited from the 2004 operating cost reduction plan, primarily in reduced salaries, outside services, and promotional activities. In the three-month period in 2005, these reductions were offset by the marketing and selling costs of our Fischer-Zoth subsidiary.

Research and development expenses consist of engineering costs to develop new products, enhance existing products, and validate the design of new or enhanced products. Research and development expenses increased $492,000, or 73% to $1.2 million in the three months ended September 30, 2005, compared to $670,000 in the same period in 2004. Research and development expenses increased $585,000, or 22%, to $3.2 million in the nine months ended September 30, 2005, compared to $2.6 million reported in 2004. The increases in the 2005 periods were primarily attributable to research and development costs of our Fischer-Zoth subsidiary and ongoing outside service costs associated with a development project for a point-of-care device that we expect to release in 2007. Savings resulting from the 2004 operating cost reduction plan partially offset these increases.

General and administrative expenses consist of corporate, finance, information technology, human resources, administrative, and legal expenses. Our general and administrative expenses increased by $341,000, or 29%, to $1.5 million for the three months ended September 30, 2005, compared to $1.2 million in the same period in 2004. General and administrative expenses decreased by $1.1 million, or 22%, to $4.1 million for the nine months ended September 30, 2005, compared to $5.2 million reported in the same period in 2004. The increase in the three months ended September 30, 2005 was primarily attributable to costs associated with our Fischer-Zoth subsidiary and ongoing costs of complying with the Sarbanes-Oxley Act. During the nine months ended September 30, 2004, the Company recorded $870,000 of costs associated the departure of the Company’s former chief executive officer; this cost did not recur in the 2005 period, which contributed to the decrease in costs for the nine-month period in 2005.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses. Other income (expense) net was $319,000 in the three months ended September 30, 2005, compared to $88,000 for the same period in 2004. Other income (expense) net was $787,000 in the nine months ended September 30, 2005, compared to $180,000 for the same period in 2004. The increase in other income (expense) net in the nine-month period in 2005 was primarily related to higher investment income of $750,000 in the 2005 period, compared to $310,000 in the same period in 2004, which was primarily attributable to higher short-term interest rates in the 2005 period. Foreign currency gains and losses were not material in either the three or nine month periods in 2005 or 2004. Our foreign currency gains and losses result primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Europe. Unrealized translation gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income.

We recorded income tax expense of $111,000 and $426,000 during the three and nine months ended September 30, 2005, respectively, compared to $65,000 and $66,000 for the three and nine months ended September 30, 2004. We have significant U.S. Federal net operating loss carryforwards. However, our tax loss carryforwards do not offset taxable income for purposes of the Federal corporate alternative minimum tax, for which there is an effective tax rate of 2.5% on our U.S. operating income. Income tax expense related to our international operations was also higher in the 2005 periods.

Segment Results

We currently operate in two reportable segments: our Medical Devices and Related Supplies segment and our Software Systems segment. Non-recurring costs, if applicable, are excluded from the discussion and analysis of the results of our reportable segments. For the three and nine months ended September 30, 2004, $550,000 of acquired in-process research and development was excluded from the determination of segment operating income. In addition, for the nine months ended September 30, 2004, restructuring charges totaling $776,000 and costs associated with the departure of the Company’s former chief executive officer totaling $870,000 were excluded from the determination of segment operating income. Those costs have been excluded from the following discussion and analysis. Additional financial information about our segments is set forth in Note 7 – Segment, Customer, and Geographic Information, of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies Segment

Revenue from our Medical Devices and Related Supplies segment increased by $1.9 million, or 23%, to $10.1 million in the three months ended September 30, 2005, from $8.2 million in the same period in 2004. Revenue from our Medical Devices and Related Supplies segment increased by $5.1 million, or 22%, to $28.8 million in the nine months ended September 30, 2005, from $23.7 million in the same period in 2004. For the three and nine month periods in 2005, 62% and 72% of the increase, respectively, were attributable to sales of the Echo-Screen OAE device, which we gained through our acquisition of Fischer-Zoth, with the remainder coming from sales of the Company’s neoBLUE line of phototherapy devices for the treatment of newborn jaundice, partially offset by a decrease in sales of the Company’s line of ALGO hearing-screening devices.

The medical device and related supplies segment reported income from operations of $1.4 million in the three months ended September 30, 2005, including $417,000 of depreciation and amortization costs, compared to a income of $923,000 in the same period in 2004. The segment reported income from operations of $3.7 million in the nine months ended September 30, 2005, including $1.3 million of depreciation and amortization costs, compared to a loss of $233,000 in the same period in 2004. The results in 2005 were favorably impacted by cost reductions resulting from the restructuring initiatives implemented in mid-2004 and the contribution of Fischer-Zoth, which we acquired in September 2004.

Software Systems Segment

Revenue from our Software Systems segment decreased by $337,000, or 41%, to $481,000 in the three months ended September 30, 2005, from $818,000 in 2004. Revenue from the segment decreased by $695,000 or 30%, to $1.6 in the nine months ended September 30, 2005, from $2.3 million in 2004. We derive revenue in our Software Systems segment from systems installations and maintenance of those installations. Revenue from systems installations represented 26% and 23%, respectively, of total segment revenue in the three and nine months ended September 30, 2005, compared to 28% and 42% in the comparable periods in 2004. Revenue from systems installations is generally non-recurring and may show more variance from period to period than revenue from maintenance, which is largely recurring.

The Software Systems segment reported a loss from operations of $112,000 in the three months ended September 30, 2005, including $75,000 of depreciation and amortization costs, compared to a profit from operations of $56,000 in the same period in 2004. The segment reported a loss from operations of $380,000 in the nine months ended September 30, 2005, including $216,000 of depreciation and amortization costs, compared to a loss from operations of $538,000 in the same period in 2004. Several factors contributed to the unfavorable results in 2004, including the transitioning of several customers from DOS-based to Windows-based operating systems and development work on several MSDS systems that was not profitable because of contractual obligations. We believe the above-mentioned factors were substantially resolved as of December 31, 2004. We expect that revenue from installations of our Neometrics newborn screening data management system may fluctuate from quarter to quarter. For the three and nine month periods in 2005, operating results reflected the current lack of any significant development projects. The reduction in revenue in the nine-month period in 2005 was partially offset by cost control measures implemented in mid-2004, which reduced costs associated with salaries and outside services in the 2005 period.

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents, and short-term investments of $41.8 million, stockholders’ equity of $56.8 million, and working capital of $45.6 million, compared with cash, cash equivalents, and short-term investments of $35.7 million, stockholders’ equity of $52.7 million, and working capital of $40.8 million as of December 31, 2004.

Net cash provided by operating activities was $6.5 million for the nine months ended September 30, 2005 and $665,000 for the same period in 2004. Cash provided by operations in the 2005 period was favorably impacted by our results of operations, as we reported net income of $3.7 million in the 2005 period compared to a loss of $3.9 million in the same period in 2004. Additional cash was provided primarily by reductions in accounts receivable and inventories of $1.5 million.

Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. Excluding purchases and sales of short-term investments and the redemption of a long-term investment in 2004, cash used in investing activities was $816,000 and $6.7 million in the nine months ended September 30, 2005 and 2004, respectively. We purchased property and equipment of $829,000 and $1.5 million in the nine months ended September 30, 2005 and 2004, respectively. Additionally we acquired Fischer-Zoth in the 2004 period for $5.2 million, net of cash acquired in the acquisition. We had no material capital expenditure commitments at September 30, 2005.

We generated cash through financing activities primarily from purchases of our stock pursuant to our stock option plans and our employee stock purchase plan, in the amount of $759,000 and $2.1 million in the nine months ended September 30, 2005 and 2004, respectively. We repurchased $307,000 of Natus stock in the 2004 period under the terms of the transition agreement between the Company and its former chief executive officer.

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

On October 16, 2005, the Company and Bio-logic Systems Corp. entered into an Agreement and Plan of Merger, pursuant to which Bio-logic will become a wholly owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, each outstanding share of Bio-logic common stock will convert into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock will be cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. We estimate that the total consideration to be paid in acquiring the common stock and options “(the acquisition”) will be approximately $66 million and we expect to complete the acquisition in early January 2006. We will fund the acquisition through a combination of our available cash and cash on the Bio-logic balance sheet at the time of the acquisition. In addition, we expect to draw $10 million on a senior secured credit facility with Wells Fargo Bank. The credit facility will contain various financial covenants including minimum liquidity, as well as fixed-charge, debt, and tangible net worth ratios. The Company expects to draw on the commitment when, and if, the acquisition is consummated. If we consummate the acquisition, we expect that our liquidity will be adversely impacted and we will be dependent upon our ability to generate positive cash flow from operations.

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

SFAS No. 123(R) includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123(R) amounts in the income statement. Our adoption of SFAS No. 123(R) on January 1, 2006 is expected to have a material impact on our consolidated results of operations. We are currently evaluating the impact of this standard and its transitional alternatives.

Risk Factors

On October 17, 2005 we announced that we had entered into an agreement to acquire Bio-Logic Systems Corp. for cash in a transaction wherein Bio-Logic Systems would become our wholly owned subsidiary (“the acquisition”). There are numerous risks associated with our having entered into this agreement

We cannot assure you that all conditions to the acquisition will be completed and the acquisition consummated. The acquisition is subject to the satisfaction of closing conditions, including the approval of Bio-Logic’s stockholders, and we cannot assure you that the acquisition will be completed. In the event the acquisition is not completed, we may be subject to many risks, including the costs related to the proposed acquisition, such as legal, accounting and advisory fees, which must be paid even if the acquisition is not completed, and in certain circumstances, the possible payment to Bio-Logic of a termination fee of $2 million.

The completion of the acquisition may not result in improved operating results for us, or in our achieving a superior financial condition superior to that which we would have achieved had we not completed the acquisition. The acquisition could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. In this event, the acquisition could result in reduced earnings of Natus as compared to the per-share earnings that would have been achieved by Natus if the acquisition had not occurred.

We will use virtually all of our existing cash resources to complete the acquisition, and will also incur indebtedness under a new bank facility for a portion of the purchase price. This usage of cash will have an adverse impact on our liquidity, and will force us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected. If we are required to seek additional external financing to support our need for cash, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both.

We will enter into a senior secured borrowing facility to obtain a portion of the funds needed to complete the acquisition. This loan will cause us to incur interest charges for such time as the loan is outstanding. In addition, the loan will contain various covenants by us that will directly or indirectly restrict our ability to engage in activities that we may otherwise believe to be in the best interest of the company. The loan will be secured by the assets of the company, and this security interest may also negatively effect our flexibility to engage in financing or other activities in future periods.

If we fail to successfully integrate the operations of Natus and Bio-Logic, we may not realize the potential benefits of the acquisition. If the acquisition is completed, the integration of the operations of Natus and Bio-Logic will be a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. Bio-Logic’s primary offices are located in Mundelein, Illinois and it also has employees and contractors in, among other places, Israel and Poland. The geographical distance between Bio-Logic’s and our facilities may further adversely affect our ability to integrate these operations. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs, and delays involved in integrating these operations:

•	Failure to successfully manage relationships with customers and other important business partners;

•	Failure of customers to continue using the products and services of the combined company;

•	The loss of key employees;

•	Challenges encountered in managing larger, more geographically dispersed operations;

•	Diversion of the attention of management from other ongoing business concerns; and

•	Potential impairment charges incurred to write down the carrying amount of intangible assets generated as a result of the acquisition.

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

In recent years, and continuing through the end of 2004, we incurred significant annual net losses and we may incur net losses in the future. As of December 31, 2004, we had accumulated deficits of $36.9 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. We have relatively few sources of supply for some of the components used in our products and in some cases we rely entirely on sole-source suppliers. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. For example, during 2002, we experienced delays on the part of a supplier to provide us with volume production of our Flexicoupler supplies. In 2005 we relied on a single supplier of cables used in our ALGO hearing-screening devices to help us complete a field replacement program of those cables. If these or other suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profit profits to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the members of these GPOs now receive volume discounts off our normal selling price and may sometimes receive other special pricing considerations from us. Sales to members of one GPO, Novation, LLC, accounted for 20%, 22%, and 29% of our total revenue in the twelve months ended December 31, 2004, 2003 and 2002 respectively. Sales to members of GPOs accounted for 46%, 39%, and 47% of our total revenue the twelve months ended December 31, 2004, 2003, and 2002 respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profit profits could decline.

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

We may not be successful in integrating the businesses that we acquire, or such businesses may not be accretive to earnings or perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, we acquired the assets of Neometrics Inc. and affiliated entities during 2003, and we acquired Fischer-Zoth in 2004. On October 16, 2005, the Company and Bio-logic Systems Corp. entered into an Agreement and Plan of Acquisition, pursuant to which the Company will acquire all the outstanding stock of Bio-logic. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with GPOs, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, our plan to seek approval to sell our products in additional countries, and all statements related to the potential acquisition of Bio-logic Systems.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net loss would have correspondingly increased or decreased by an immaterial amount for the three months ended September 30, 2005.

Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at September 30, 2005 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2005, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2005. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

There was no significant change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2005, we used proceeds from our initial public offering to purchase equipment costing approximately $263,000 and for working capital needs

ITEM 5. Other Information.

On October 16, 2005, the Company, Bio-logic Systems Corp. (“Bio-logic”) and Summer Acquisition Corporation, a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger pursuant to which Merger Sub is to merge with and into Bio-logic with Bio-logic surviving and becoming a wholly owned subsidiary of the Company (the “Merger”). This description of the Agreement and Plan of Merger does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Pursuant to the Agreement and Plan of Merger, each outstanding share of Bio-logic common stock will convert into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock will be cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The acquisition of the shares and options (“the acquisition”) is conditioned upon, among other things, the approval of Bio-logic’s stockholders and other customary conditions. We estimate that the total consideration to be paid in acquiring the common stock and options will be approximately $66 million. The Company currently expects that the acquisition will be consummated in early January 2006.

In anticipation of the acquisition, the Company sold 600,000 shares of the Company’s common stock in a private placement to the D3 Family Funds for $11.88 per share, the then current trading price for the shares at the time that the Company and the D3 Family Funds agreed in principle to such sale. The Company completed this sale on October 18, 2005. A copy of the Common Stock Purchase Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Agreement and Plan of Merger dated October 16, 2005, by and among Natus Medical Incorporated, Bio-logic Systems Corp. and Summer Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2005).

10.2	Common Stock Purchase Agreement dated October 16, 2005, by and between Natus Medical Incorporated and the D3 Family Funds (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2005).

31.1	Certification of Principal Executive Officer pursuant Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 14, 2005	By:	/S/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2005	By:	/S/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.

10.1	Agreement and Plan of Merger dated October 16, 2005, by and among Natus Medical Incorporated, Bio-logic Systems Corp. and Summer Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2005).

10.2	Common Stock Purchase Agreement dated October 16, 2005, by and between Natus Medical Incorporated and the D3 Family Funds (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2005).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.