Form 10-K
period 2005-12-31
NATUS MEDICAL INC
filed 2006-03-16
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Industrial Road, San Carlos, California 94070

(Address of principal executive offices, including zip code)

(650) 802–0400

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of Registrant’s most recently completed second fiscal quarter there were 17,261,048 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2005) was approximately $148,758,000. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 1, 2006, there were 17,864,201 shares of Registrant’s common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2006 Annual Meeting of Stockholders.

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
Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the following: the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our expectations regarding growth in international sales, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

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

Natus®, AABR®, AOAE®, ALGO®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler®, MiniMuffs® and neoBLUE® are registered trademarks of Natus Medical Incorporated. EchoLinkTM, NeometricsTM, and AccuscreenTM are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Bio-logic®, AuDX®, ABaer®, Ceegraph®, MASTER®, Navigator®, Sleepscan®, and Traveler® are registered trademarks of Bio-logic Systems Corp. CHAMP™ and Smartpack™ are non-registered trademarks of Bio-logic.

Overview

Natus is a leading provider of healthcare products used for screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, newborn jaundice and newborn metabolic testing. We design our products to deliver accurate results in a rapid and reliable manner. In addition, our products address guidelines for standard medical practices as adopted by various medical-industry associations such as the American Academy of Pediatrics (“AAP”) and the Joint Committee on Infant Hearing (“JCIH”).

We have received clearance from the Food and Drug Administration to market the following product lines. Our ALGO Newborn Hearing Screener (“ALGO screener”) is a product line for hearing screening in newborns. Our Echo-Screen OAE screener is a product line that can be used either for hearing screening in newborns or to monitor the hearing in young children and adults. These two product lines consist of medical devices and single-use disposable supplies. Our line of neoBLUE LED Phototherapy devices (“neoBLUE phototherapy devices”) are medical devices and our Biliband Eye Protectors are single-patient disposable supplies for the treatment of newborn jaundice. Our lines of neonatal oxygen delivery hoods and heat shields are designed to provide a stable environment of oxygen and humidity for newborns with special needs. Our MiniMuffs neonatal noise attenuators are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units or other noisy environments.

Our ALGO screening products use our clinically validated Automated Auditory Brainstem Response (“AABR”) technology to enable simple, noninvasive and accurate screening for hearing impairment in newborns. The ALGO screener delivers sound stimuli to a newborn’s ears and analyzes the resulting brain wave responses to automatically produce a “Pass” or “Refer” result. The procedure can be performed within hours after birth. In addition, ALGO screening products meet AAP and JCIH guidelines without requiring a trained clinician to conduct the screening or interpret the results.

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

Our neoBLUE phototherapy devices are designed for use in the treatment of newborn jaundice. Phototherapy is the standard of care treatment for newborn jaundice and consists of exposing the skin of a patient to a light source to accelerate the elimination of bilirubin from the body. Our neoBLUE phototherapy devices are based on Light Emitting Diode, or LED, technology and generate a narrow spectrum of blue light that is most effective in converting bilirubin to a form that is easily excreted by the body. Compared to other available light sources, we believe our neoBLUE phototherapy devices have the advantages of emitting less ultraviolet and infrared light, sustaining longer bulb life, and generating less heat. In October 2005 we received Federal Drug Administration (“FDA”) 510(k) clearance to market our newest phototherapy device, the neoBLUE Cozy, which provides a light source from below the patient. We expect to begin selling the neoBLUE Cozy during the first quarter of 2006. Our Biliband Eye Protector is a single-patient use product that is used when a newborn is undergoing phototherapy.

Our Neometrics suite of newborn screening data management products consists of proprietary software that collects, tracks, manages and reports newborn screening data to regional government health labs and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. Recently some states have begun using tandem mass spectrometry in their newborn metabolic screening programs, which has greatly increased the number of treatable disorders that can be detected.

Our Oxydome, Oxypod, Oxy-Igloo, and Foldadome are neonatal oxygen delivery hoods, and our Igloo is a neonatal heatshield. These products are designed to provide a stable environment of oxygen and humidity for newborns with special needs in neonatal units and nurseries. These products, and our Biliband Eye Protector, are licensed from Australia-based Nascor Pty Ltd.

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

On January 5, 2006, we acquired Bio-logic Systems Corp. (“Bio-logic”) pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. Pursuant to the terms of the merger agreement, each outstanding share of Bio-logic common stock was converted into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock was cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The total aggregate payment by the Company to the former stockholders and option holders of Bio-logic was approximately $68.8 million, exclusive of direct costs associated with the acquisition. In their Form 10-K for the year ended February 28, 2005 filed with the Securities and Exchange Commission, Bio-logic reported revenue of $30.5 million and net income of $1.9 million.

The discussion that follows provides an overview of the business of Natus prior to the acquisition of Bio-logic. The discussion has been supplemented with information regarding the impact of the acquisition of Bio-logic on the business of Natus. Unless noted, the information and other disclosures presented herein refer to Natus prior to the acquisition and thus exclude related information pertaining to Bio-logic.

Our Products

Our proprietary products are designed, manufactured and packaged into product families that offer what we believe is superior quality and clinical performance at a competitive value for our customers. We currently sell our products into over 80 countries, through several distribution channels including: our direct sales force and distributor network in the United States (“U.S.”), our distributor network outside of the United States; and via several private label partnership agreements with such companies as Fisher & Paykel Healthcare, GN Otometrics, and Welch Allyn.

Hearing Screening

Overview

Hearing impairment is the most common treatable chronic disorder in newborns, affecting as many as five babies out of every 1,000 newborns. It is estimated that 20,000 hearing-impaired babies are born in the U.S. every year, and as many as 60,000 more in the rest of the developed world. Until the introduction of universal newborn hearing screening programs, screening was generally performed only on those newborns who had risk factors for hearing impairment, including a family history of hearing impairment, infection prior to birth, low birth weight, skull or facial anomalies, or bacterial meningitis. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.

Early identification of hearing impairment and early intervention has been shown to improve language development significantly. Babies identified as hearing impaired at birth will typically begin therapy immediately and can learn and progress at a rate comparable to children with normal hearing, regardless of the severity of hearing loss. However, undetected hearing impairment often results in the failure to learn, process spoken language, and speak. If hearing impairment is not detected prior to discharge from the hospital it is often not detected until the child is 18 months of age or older. A 1997 study conducted at the University of Colorado, Boulder evaluated the impact of hearing impairment on language and speech. All of the children evaluated in the study were born with a hearing impairment but differed by the age at which the hearing impairment was detected. The study concluded that those children whose hearing loss was detected and who received treatment early had significantly better language skills and vocabularies than those children whose hearing loss was detected later.

Newborn Hearing Screening in the United States

Newborn hearing screening has been performed in the U.S. since 1964. However, until 1993 when the National Institutes of Health and, in 1994, the Joint Committee on Infant Hearing endorsed universal newborn hearing screening, screening had generally been limited to babies with risk factors for hearing impairment. In recent years, clinical evidence in support of early detection for hearing impairment, combined with the introduction of new screening technology, has increased support for universal newborn hearing screening programs. The combined clinical benefit and cost savings encouraged additional highly populated states to adopt mandates for universal newborn hearing screening as early as 1997. We estimate that today approximately 90 to 95% of the children born in the U.S. are being tested for hearing impairment prior to discharge from the hospital. In 1999, the American Academy of Pediatrics Task Force on Newborn and Infant Hearing published guidelines for universal newborn hearing screening programs. These guidelines are intended to establish the standard of care and provide that:

•	At least 95% of all newborns should be screened;

•	The screening method used must have the ability to detect all infants with a hearing impairment of at least 35 decibels, normal hearing level (dB nHL), a common audiological unit to measure hearing, in the better ear;

•	The screening method should not refer more than 4% of all children tested for further evaluation;

•	No more than 3% of children with normal hearing who are screened should receive results that indicate they have a hearing impairment, a screening error known as a false positive or false refer result; and

•	No child whose hearing is impaired should receive a normal result, a screening error known as a false negative or false pass result.

Because positive results are referred to an audiologist or physician for additional testing and evaluation, limiting the number of “refers” stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional trauma for parents.

In order to meet the guidelines set forth by the American Academy of Pediatrics, a screening method must focus on two parameters: sensitivity and specificity. Sensitivity is the capacity to detect the disease or disorder in those infants with the disease or disorder. A sensitivity of 100% indicates that no newborn with a hearing impairment receive results indicating the absence of a hearing impairment. Specificity is the capacity to detect those infants without the disease or disorder. A specificity of 100% indicates that no normal-hearing newborn receive results indicating the presence of a hearing impairment.

Newborn Hearing Screening Techniques

Traditional methods of screening for hearing impairment include subjective behavioral tests and more expensive objective diagnostic processes. We believe widespread acceptance of screening newborns for hearing impairment requires a relatively inexpensive screening method that produces sensitive, specific, and reliable results. The two traditional technologies used to screen newborns and infants for hearing impairment are auditory brainstem response and otoacoustic emissions.

In addition, guidelines published in 2000 by the Joint Commission on Infant Hearing (“JCIH”) address the need for surveillance hearing screening of infants and children. The JCIH recommends that ongoing audiologic and medical monitoring and surveillance should be administered to those infants at risk for delayed or late-onset hearing loss.

Auditory brainstem response (“ABR”).    Auditory brainstem response technology is the most accurate and comprehensive method for diagnosing hearing impairment in adults and infants. Auditory brainstem response technology uses sensors placed on the head to measure the response of the brain and auditory nerves to sounds delivered through earphones. Hearing impairment is evaluated by monitoring the brain’s response to varying frequency and volume of sounds. Trained clinicians must operate the auditory brainstem response screening equipment, and the screening results must be interpreted by an audiologist or trained physician. Non-automated auditory brainstem response technology is primarily used to assess the degree of hearing impairment in adults and children and is not widely used for newborn screening due to the high cost, lengthy procedure time, and unavailability of trained specialists in many neonatal nurseries. Enhanced auditory brainstem response devices automate portions of the screening process, such as providing pre-determined parameter menus, to make these devices easier to use or the results easier to interpret. The user has discretion to set some or all of the screening parameters and, as a result, many enhanced auditory brainstem response devices require substantial user training. A physician, audiologist, or other trained specialist may also be required to review a pass or refer result because these products permit discretion in setting screening parameters.

Otoacoustic emissions (“OAE”).    Otoacoustic emissions screening is a method of detecting hearing impairment in adults and children, by measuring the function of the cochlea. Otoacoustic emissions are sounds created by the active biomechanical processes within the sensory cells of normal ears. Since otoacoustic emissions are present in normal ears, an absence of otoacoustic emissions is a sign of irregular function of these sensory cells, which could be an indicator for hearing impairment. Otoacoustic emissions screening uses a probe placed in the ear to deliver auditory stimuli and measures the response of the sensory cells with a sensitive microphone. However, otoacoustic emissions screening does not evaluate the function of the entire hearing pathway because it does not assess the neural pathways. Therefore, otoacoustic emissions technology can fail to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Different studies have found that as many as 15% of hearing impaired children have “normal” inner and middle ear function, and are hearing impaired because of disorders of the neural pathways. There are several different types of OAE technologies, however, the two most commonly used for hearing screening are transient evoked otoacoustic emissions (“TEOAE”), and distortion product otoacoustic emissions (“DPOAE”).

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

ALGO Newborn Hearing Screening Products

Our ALGO hearing screening product family utilizes proprietary signal detection technology to provide accurate and non-invasive hearing screening for newborns. Our ALGO screening product family utilizes automated auditory brainstem response technology to provide accurate and non-invasive hearing screening for newborns. The ALGO screener delivers thousands of soft clicking sounds to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits a series of identifiable brain waves, which are detected by disposable sensors placed on the baby’s forehead, shoulder, and nape of the neck. This methodology will detect hearing loss at 35 dB nHL or higher. The ALGO screener automatically extracts the infant’s brainwave responses resulting from the clicks and differentiates them from other brain activity resulting from muscle activity, ambient sounds, or other stimuli affecting the brain. These brainwave responses are then compared to a template based on the brainwave responses of infants with normal hearing. The ALGO screener issues a “Pass” result when it collects sufficient data to establish that the baby’s responses are consistent with the responses of a normal hearing child to a 99.96% level of statistical confidence. If a determination cannot be reached after 15,000 sweeps, the ALGO screener issues a “Refer” result, indicating that the infant should be referred for more detailed clinical evaluation, including repeating the hearing screening by an audiologist or other specialist. Once the result of the second hearing screening is available, if the result is still a “Refer”, the specialist will conduct additional tests to determine the type and severity of the hearing impairment. We believe that our ALGO newborn hearing screening products, which use automated auditory brainstem response technology, provide the following benefits:

Accuracy and objectivity.    Our AABR technology has the highest documented specificity and sensitivity for newborn hearing screening devices not requiring a trained audiologist. The documented sensitivity of the

ALGO system exceeds 99%, while the specificity is greater than 96%. Our test produces an objective “Pass” or “Refer” result, which does not require further interpretation by a specialist. Our “Refer” result provides an indication that the baby’s brainwave response is not consistent with a normal hearing child, but does not quantify the severity of the possible hearing impairment.

Compliant with standard of care guidelines; Easy to use.    Our ALGO screener meets the requirements and recommendations of the American Academy of Pediatrics and the Joint Commission on Infant Hearing for universal newborn hearing screening for low refer rates, minimizing parental anxiety and the cost of re-screening. In addition, our test does not require an audiologist or physician to conduct the screening or interpret the results.

Immediate crib-side results.    Our screening tests can be conducted within hours after birth. Middle ear fluid and ear canal debris, which are often still present in the first 12 to 24 hours of after birth, do not significantly impact the ALGO’s ability to obtain test results. ALGO hearing screenings can be performed and results are most often obtained prior to discharge from the hospital.

The ALGO newborn hearing screening product line was first introduced in 1985. We acquired the ALGO product line in 1987, and we have since introduced seven new versions of the ALGO screener using the same AABR technology. We currently market the ALGO 3 and our latest hearing screening product, the handheld ALGO 3i screener.

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

•	Transient Evoked Otoacoustic Emissions. Transient Evoked OAE tests measure the echoes recorded after a brief stimuli over a range of frequencies. TEOAE technology tests several parts of the cochlea individually and simultaneously.

•	Distortion Product Otoacoustic Emissions. Distortion Product OAE tests are those echoes recorded after continuous and more intense stimuli are introduced at specific frequencies which test one part of the cochlea at a time.

To address the needs of hearing screening programs requiring a low cost device for the surveillance screening of newborns, infants, and children, we provide the Echo-Screen hearing screening product line. Unlike our AABR technology, which is designed to screen newborns prior to six months of age, the Echo-Screen device uses OAE technology, which makes it suitable for screening a wider range of patients, including newborns, infants and children. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Nonetheless, our
Echo-Screen product provides the following benefits in specific markets:

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

Effective for multiple patient populations.    After about six months of age, a child’s brain response to auditory stimuli changes. Because of these changes in response, our AABR technology is no longer as effective in identifying hearing impairment. Otoacoustic emissions technology is effective in identifying hearing impairment in newborns, children, and adults. Guidelines published by the Joint Commission on Infant Hearing establish that all children at risk of hearing impairment be monitored for possible hearing loss through age three.

Multiple technologies in one device.    The Echo-Screen line of products can be configured with any combination of up to three hearing screening technologies in one handheld device. These technologies are: (1) Transient evoked otoacoustic emissions, (2) Distortion product otoacoustic emissions, and (3) Automated auditory brainstem response. Both TEOAE and DPOAE technologies can be complementary as they test the cochlea in different ways. TEOAE testing can be more valuable when used for screening purposes while DPOAE testing will be more valuable when evaluating hearing impairment at specific frequencies.

The Echo-Screen product line, based on clinically validated automated otoacoustic emissions technology (“AOAE”) delivers clicks or tone bursts to the patient’s ear canal via a probe which is inserted within the ear canal. The patient’s cochlea generates sound waves in response to these clicks or tone bursts. The ear probe, which contains a very sensitive microphone, then measures and records the sound wave responses of the patient’s cochlea. The Echo-Screen device analyzes the patient’s response and automatically provides a “pass” or “refer” result.

Hearing Screening Supply Products

•	ALGO Screening Supply Kits. For infection control, accuracy, and ease of use, our ALGO screening devices are designed so that each newborn hearing test conducted with the ALGO screener is carried out with screening supplies designed specifically for use with our AABR technology. Natus offers a variety of packaging options that include single-use earphones, which we call Ear Couplers or Flexicouplers, and electrodes, which we call Jelly Tab sensors. All of our screening supplies are alcohol and latex-free, and our adhesives are specially formulated for use on the sensitive skin of newborns.

•	Echo-Screen Supply Products. For infection control, accuracy, and ease of use, our Echo-Screen devices are designed so that each hearing test conducted with the Echo-Screen screener is carried out with screening supplies designed specifically for use with our AOAE and AABR technology. Natus offers a variety of screening supply options that include single-use probe tips in a variety of sizes and single-use earphones. We also offer disposable electrodes for use with the AABR screening software.

•	MiniMuffs Neonatal Noise Attenuators. Our MiniMuffs, which are not designed for hearing screening, are disposable earmuffs designed to decrease noise exposure for babies in neonatal intensive care units. The MiniMuffs fit securely over a baby’s ear and reduce sound levels by at least seven decibels, representing a reduction of sound pressure of more than 50%. Our MiniMuffs product is sold worldwide and meets health care infection control standards through its single-use design.

Jaundice Management

Overview

Babies are generally born with a quantity of red blood cells necessary for fetal life but in excess of their needs as newborns. The body, in a normal process known as hemolysis, breaks down excess red blood cells. Two byproducts of hemolysis are a yellow pigment called bilirubin and a proportional amount of carbon monoxide. Abnormal rates of hemolysis cause abnormal levels of bilirubin and carbon monoxide. An abnormal rate of hemolysis may also be an indicator of a number of other disorders including anemia, infection, and some genetic disorders.

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

Depending on its cause, jaundice can be treated by helping the newborn to excrete the bilirubin or to reduce bilirubin production. In early stages, jaundice can be treated with phototherapy, hydration, and frequent feedings. Dangerous or toxic levels of bilirubin are treated by blood exchange transfusion, which is a high-risk procedure for newborns. The standard of care treatment for severe jaundice is phototherapy. During phototherapy, the patient is exposed to a light source, which converts the bilirubin to a form that is more easily excreted by the body. The optimal color of light to cause this conversion is in the blue range at a wavelength of approximately 450 nanometers. Most phototherapy lights use either fluorescent or halogen light sources. While these other light sources produce light that is effective in converting bilirubin, they also produce light outside the optimal color range that may include harmful ultraviolet and/or infrared light. Ultraviolet light can cause skin damage similar to that resulting from overexposure to the sun. In addition, fluorescent, and, in particular, halogen light sources generate heat energy, which can result in dehydration of the newborn.

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

•	neoBLUE Mini Phototherapy Device. In September 2004, we introduced our neoBLUE Mini phototherapy device. Designed as a smaller counterpart to our existing overhead neoBLUE phototherapy device, the neoBLUE mini system offers clinicians a more compact and portable alternative to other brands of phototherapy devices currently on the market. The neoBLUE mini device’s adjustable arm with pole mount facilitates attachment to a variety of patient care apparatuses such as incubators and radiant warmers, which are often used during phototherapy treatment.

•	neoBLUE Cozy Phototherapy Device. In October 2005, we received FDA 510(k) clearance for the newest extension of our neoBLUE line of LED Phototherapy lights. The neoBLUE Cozy, with its streamlined, oval design conforms to the shape of the baby and provides a light source from underneath the patient. The light source exposes the full length of the baby from head to toe, covering a larger surface area than standard phototherapy blankets, pads, or beds. We will begin marketing the neoBLUE Cozy in the first quarter of 2006.

•	Biliband Eye Protector. In October 2003, we began selling the Biliband Eye Protector, a single-patient use supply product designed to block light from reaching the eyes of newborns undergoing phototherapy treatment. Test results from an independent study demonstrate that the Biliband blocks more light than other leading brands of phototherapy eye shields. Moreover, unlike other phototherapy shields that may not stay in place very well, the Biliband’s unique Y-shaped design allows it to conform to various head shapes and remain in place.

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

These rapid advances in screening are providing an increasing ability to develop effective treatments for a wider range of metabolic disorders. The availability of accurate demographic and other information is a key component in the identification of at-risk infants and the timely application of these treatments. Testing for a broader range of metabolic disorders in newborns has created the need for more efficient and complex data management. New federal and state initiatives, focusing on the security of medical information, are coupled with a desire to increase the utility of newborn metabolic screening data. Key to this utility is the integration of public health data into a central repository.

Data Management Products

Our Neometrics newborn screening data management products consist of an integrated suite of software modules that collect and analyze demographic data and test results associated with the newborn screening process. The suite of products assists laboratory personnel in quickly and accurately identifying infants with possible life-threatening disorders and to relay this information to appropriate medical personnel. With protocols customized to the specific rules and regulations of each state, the applications then assist in the management of patient follow-up and treatment. The key to the effectiveness of these applications is their ability to meet the specific requirements of high-volume, state-based newborn screening laboratories. The modular-based system utilizes an advanced database engine and is highly configurable. In addition, the latest designs of the modules utilize a standard and familiar graphical user interface format for ease of customer use. Comprehensive help systems and well-planned modules contain advanced look-up and retrieval features which provide rapid access to an individual patient record and all associated results. The primary modules are:

•	Metabolic Screening Database System (“MSDS”). MSDS is the core database module in a system that provides the newborn screening laboratory with a tool for the processing of laboratory test results and demographic data. The module is configured in a client-server system utilizing a state-of-the-art database engine. Sub-modules of MSDS provide for look-up and retrieval of specimen information, comprehensive on-line help systems, flexible reporting, and extensive data exporting capabilities.

•	Case Management System (“CMS”). Follow-up of presumptive cases is a time-consuming and laborious effort. The CMS module helps to automate the entire process by organizing daily workflow for follow-up staff according to their specific requirements. Linked to MSDS, the case management system uses a library of preprogrammed actions to highlight time-critical tasks. Many of these tasks, such as the generation of letters to parents and physicians, can occur automatically.

•	Voice Response System (“VRS”). The voice response system provides on-demand spoken test results over a touch-tone phone to physicians and other authorized personnel. This module reduces the workload of lab staff by eliminating or reducing requests for newborn screening results.

•	Tandem Mass Spectrometry Testing Upgrade. Many customers have already invested in this next generation of newborn metabolic screening technology known as tandem mass spectrometry (“MS/MS”) in order to test each newborn for up to 40 or more disorders. Our MS/MS upgrade allows users to easily incorporate increasing numbers of metabolic screening tests and present the data and results in a useful manner.

•	Automated Newborn Screening Data Transfer Utility (“iNSIST”). This software utility automatically transfers data from state laboratories to the National Newborn Screening Information System (NNSIS) at the University of Texas, which acts as a data collection facility and clearing house for the Centers for Disease Control (CDC). The iNSIST application can interface with Neometrics MSDS and CMS applications as well as other data management systems

•	Lead Follow-Up. This software provides the case management team with the ability to track lab specimens by geographic location and provide “one to many” analysis. An example of this would be to determine if lead exposure is caused at a school. Geographic tracking is critical when monitoring exposure to lead, as effective follow up and remediation must not only address the needs of the patient, but also the source of the exposure.

Thermoregulation

Overview

A full-term baby normally loses large amounts of heat and water vapor through the skin because of its relatively large amount of body surface area relative to its body weight. Newborns also sustain increased evaporative water loss due to the immaturity of the outer skin layers, resulting in a reduced ability to retain body water. In pre-term babies, this water loss is more exaggerated and can contribute to a high degree of body water loss. As the water passes through the newborn’s skin and evaporates from the skin surface, it contributes to a loss of body heat. This heat loss can be problematic, especially for premature babies, since newborns are limited in their ability to generate and conserve body heat.

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

Pulmonary Function

Overview

Prior to delivery, the fetus depends on the placenta to provide the normal gas exchange functions of ventilation, the removal of carbon dioxide, and respiration, the oxygenation of blood. At delivery, the newborn loses the placental support and is then required to initiate breathing so that its lungs can support these necessary gas exchange functions. This transition requires that the lungs expand and fill with air while eliminating the amniotic fluid previously contained in the lungs. Some newborns have difficulty clearing the fluid from their lungs and thus require assistance with normal gas exchange. These newborns usually have some form of respiratory distress that compromises the ability of their lungs to eliminate carbon monoxide or absorb oxygen. These newborns typically have difficulty breathing, which may appear as rapid breathing, grunting with breathing efforts, or cyanosis, a blueness due to lack of oxygen. In particular, pre-term babies often suffer from immature lung development whereby their lungs are stiff and difficult to inflate. These pre-term babies often need to work harder in order to breathe, and they may still not be able to absorb adequate amounts of oxygen. Some pre-term or full-term babies will require supplemental oxygen due to other disease processes such as infection, or aspiration of substances that cause lung irritation.

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

Bio-logic Product Lines

Through our acquisition of Bio-logic in January 2006, we have now extended our product offerings beyond those targeted solely for the care of newborns. In particular, we now have product offerings in three distinct new markets: diagnostic hearing assessment by audiologists and Ear, Nose and Throat (“ENT”) physicians, EEG monitoring for neurology, and computerized polysomnography used to detect sleep disorders. Bio-logic also markets a product line that is similar to our hearing screening products. These four product lines are described below.

Diagnostic Hearing Assessment by Audiologists and ENT Physicians

We design and manufacture a variety of products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems. The technology used in most of these systems is either electrodiagnostic in nature or measures a response from the cochlea known as an otoacoustic emission. In 2004, Bio-logic added an enhancement to their hearing products line that facilitate testing of functional speech intelligibility in noise (HINT Pro).

Electrodiagnostic systems record electrical activity generated in the central nervous system. An electrodiagnostic testing device delivers acoustic stimuli to the ears while electrodes placed on the scalp record the brain’s electrical response. The most common auditory test performed with electrodiagnostic equipment is the auditory brainstem response (ABR) test. This test, which records brain waves that correspond to responses from the inner ear and brain stem, is used to screen for and define hearing loss characteristics, particularly for patients who cannot reliably verbally respond to standard behavioral tests of hearing. A technician with minimal training can operate an instrument that performs an automated ABR screening test. More advanced ABR testing techniques that either define the nature of the hearing loss or that screen for other auditory abnormalities such as an acoustic tumor, require the expertise of a trained clinician, usually an audiologist or an ENT physician, an understanding of the technology being used, and the ability to interpret complex waveforms that represent the brain’s electrical activity.

Our diagnostic hearing assessment product line consists of the Navigator Pro system, which is augmented by discrete software applications that are marketed as enhancements to the system.

•	Navigator Pro. The Navigator Pro EP System is a PC-based, configurable device that utilizes Evoked Potentials for use in the recording and display of human physiological data, for auditory screening purposes, and to assist in determining possible auditory and hearing-related disorders. Auditory stimuli are presented to the patient’s ear through an earphone or headphones, and the corresponding auditory brainstem responses from the patient are recorded using EEG electrodes placed on the scalp. The Navigator Pro EP System can be used for patients of all ages, from children to adults, including infants and geriatric patients. The device can be configured with additional software to upgrade the system with a combination of OAE and ABR screening as well as additional diagnostic functions as described below.

•	Stacked ABR. A modification of the standard ABR measure, developed to improve the sensitivity of ABR as a screening tool for auditory nervous system abnormalities. Currently, patients suspected of having an acoustic tumor, for example, are routinely referred for expensive Magnetic Resonance Imaging (MRI) tests because a less expensive screening method that has acceptable sensitivity to the presence of small tumors is not available. Based on the research and clinical data collected to date, stacked ABR holds significant promise as a viable, sensitive screening tool for auditory nervous system abnormalities, such as small acoustic tumors.

•	CHAMP. The Cochlear Hydrops Assessment Masking Procedure module is licensed from House Ear Institute and incorporated into our Navigator Pro product. CHAMP assists in the evaluation of cochlear hydrops, a fluid imbalance condition in the inner ear often associated with Meniere’s disease. CHAMP is a modified ABR test that uses unique acoustic stimuli and response measures to elicit a response pattern characteristic of cochlear hydrops.

•	M.A.S.T.E.R. The M.A.S.T.E.R. technology, which Bio-logic introduced in 2003, defines the magnitude of hearing loss at specific frequencies, and is suitable in situations where patients cannot actively participate in the testing process. M.A.S.T.E.R allows both ears to be tested simultaneously and with multiple frequencies to define hearing loss characteristics quickly. This product incorporates computer-assisted interpretation features to meet the expanding needs of hearing health care givers who are involved in the follow-up of patients referred with the suspicion of hearing loss.

EEG Monitoring for Neurology

We design, manufacture and market a full line of computerized instruments (electroencephalographs or “EEGs” ) used to help diagnose the presence of seizure disorders, look for causes of confusion, and evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain. This type of testing is also done to confirm brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses (EEGs). Routine EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists review and interpret the results.

Routine outpatient EEG testing is performed both in private physicians’ offices and hospital EEG laboratories, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEG and behavior is used to determine if surgical solutions are appropriate.

Our diagnostic EEG monitoring product line for neurology consists of our Ceegraph VISION computer workstation, the Netlink EEG amplifier, the Netlink LTM, and the Netlink Traveler. These devices are typically used in concert, as part of an EEG “system” by the Neurology department of a hospital to assist in the diagnosis of assorted neurological conditions.

•	Ceegraph VISION. The Ceegraph VISION line of computerized EEG systems includes a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 128 channels, and powerful physician review stations with advanced quantitative EEG analysis capabilities.

•	Netlink EEG. A proprietary amplifier that interfaces the patient and computer and incorporates recent advances in amplifier and ergonomic design. Recent innovations in electronics technology and advanced internet-protocol data transmission enable Netlink EEG to provide recordings of up to 32 channels of digital data using Ethernet communication. Its custom cart allows the instrument to be moved easily and adjusted to the configuration needed.

•	Netlink LTM. Designed for use in long-term epilepsy monitoring applications allowing laboratories to place amplifiers and recording PCs anywhere in the facility using Ethernet data transmission, eliminating commonly encountered connectivity and associated data quality issues. We also offer two automated spike and seizure detection software options that assist in the identification of clinical events indicative of epilepsy: Stellate and Persyst. Stellate Systems’ patented algorithms include newborn seizure, seizure onset, and state-dependent seizure detection. Persyst’s Reveal is a neural network algorithm that detects spikes and seizures in adults and children.

•	Netlink Traveler. A solid-state, battery-operated ambulatory recorder for seizure monitoring that records continuous information from up to 32 channels and saves data on removable flash card media. Data can immediately be reviewed and analyzed using Ceegraph VISION and automatic spike and seizure programs.

A digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain, is available for Ceegraph VISION systems utilizing Netlink EEG and LTM amplifiers, and for Ceegraph XL. SmartPack, a patented software option available with the Ceegraph line, is an innovative data compression process that reduces the size of data files by as much as 60%. Data compression is performed in real-time with no loss of information. Universal Reader is a physician’s review station that permits fast and easy data analysis in a graphical format using Ceegraph software.

Computerized Polysomnography (Diagnostic Sleep Analysis)

Increasing public awareness of sleep disorders has made sleep medicine a rapidly growing specialty. The analysis of respiratory patterns, brain electrical activity and other physiological data has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. We offer a broad range of products for the contemporary sleep laboratory, including fully configured laboratory systems, portable systems, and ambulatory recorders for home monitoring. Our Sleepscan systems provide flexible report generation capabilities, expert analysis modules, and many advanced features.

Our diagnostic EEG monitoring product line for polysomnography consists of our Sleepscan VISION computer workstation and the Sleepscan Netlink headbox, which are typically used together as a system for overnight sleep studies to assist in the diagnosis of several sleep disorders.

•	Sleepscan VISION. A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrocardiogram (“EKG”), and other parameters. These recordings result in over 1,000 pages of data that must be reviewed, analyzed, scored by a specialist, and summarized in a report—typically a costly and time-consuming process. Our Sleepscan system stores all of this information digitally and provides time-saving features and software for acquiring and analyzing data. Its flexibility enables the user to specify rules and personal preferences to be used during analysis. Once these rules and preferences are set, the system rapidly performs the analysis, summarizing the results graphically and incorporating them into a readily available detailed report. The user has the ability to verify the analysis, manually override sections as needed, modify parameters, and then re-analyze the data. The Sleepscan VISION’s customized analysis includes color-coded sleep stages, flow loop analysis, and other important features. Sleepscan Netlink systems, available in both desktop or laptop versions, include 40-channel recording capability and a built-in oximeter, a device that measures the oxygen content in the blood.

•	Sleepscan Netlink. Sleepscan console and laptop products feature the Netlink data acquisition system, which incorporates recent developments in superior amplifiers for sleep analysis. In addition to exceptional signal quality, the Sleepscan Netlink headbox includes a built-in oximeter, and allows the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room. Sleepscan Netlink also offers a convenient electrode testing device for quality control.

We also market a broad line of disposables and accessories for the polysomnography laboratory. The Airflow Pressure Transducer uses pressure changes as an indicator of patient airflow levels, as contrasted to other monitoring devices that use temperature to indicate these levels. This product detects shallow breathing in situations where temperature related transducers might remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

Hearing Screening

Our hearing screening product line developed by Bio-logic consists of the AuDX and ABaer hearing screeners. The AuDX hearing screener uses proprietary software to efficiently screen patients of any age for hearing loss using OAE technology. Our ABaer hearing screener is marketed primarily for the screening of newborns for hearing loss and can be configured to process both ABR and OAE screening technologies.

•	AuDX. Our AuDX product line consists of hand-held OAE hearing screening devices that are offered in a variety of configurations. They are suitable for use with newborns as well as older children and adults. Bio-logic expanded the flexibility of these devices in 2004 by offering a test protocol that can be used to screen adults for hearing loss. This protocol expands the market for AuDX screening into the internal medicine and family practice areas for use on those adults where mild amounts of hearing loss pose little communication barrier for an adult listener. Adults whose hearing loss does impact their ability to effectively communicate would be referred to an audiologist for a full evaluation.

•	ABaer. The ABaer Hearing Screening System utilizes the patented Point Optimized Variance Ratio (“POVR”) algorithm, developed by researchers at House Ear Institute, to provide ABR and OAE screening on the same product platform. This device, which can easily be operated by an untrained technician, also has the capability to export data to a variety of third party databases, which are used to track the results of each test.

Segment and Geographic Information

We currently operate in one reportable segment. With the exception of our Neometrics newborn screening data management products (“Neometrics product line”), the nature of our products and production processes as well as type of customers and distribution methods are consistent among all of our product lines. Our Neometrics product line is differentiated from our other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA, and revenue is recognized under the percentage of completion basis. We acquired our Neometrics product line on July 1, 2003. We previously reported segment operating results for the Neometrics product line. However, for the year ending December 31, 2005, the product line did not meet the quantitative thresholds for segment reporting and is therefore included in the category titled All Other in Note 13—Segment, Customer and Geographic Information of our consolidated financial statements included in this report. We also believe that revenue and earnings from the Neometrics product line will not be of continuing significance in the future, particularly given the impact on our future results of our acquisition of Bio-logic in January 2006. Segment information for the years ended December 31, 2004 and 2003 has been restated to reflect the change in the structure of our reportable segments.

The accounting policies of the Company’s reportable segment are the same as those described in Note 1—Organization and Significant Accounting Polices of our consolidated financial statements contained in this report. The Company allocates resources to and evaluates the performance of its segment based on operating income. Direct revenue and costs of the segment are allocated to the segment, including depreciation expense and amortization of intangible assets. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. Asset totals disclosed by segment are directly managed by those segments and include accounts receivable, inventory, certain fixed assets, intangible assets and goodwill, and certain other assets. Assets that are not allocated specifically to the segment primarily include cash and cash equivalents, short-term investments, and deferred tax assets.

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 13—Segment, Customer and Geographic Information of our consolidated financial statements included in this report.

Our Customers

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.

Devices and Systems

Devices and systems revenue results from the sale of our ALGO, Echo-Screen and neoBLUE medical devices, and our Neometrics’ data management system.

We have sold approximately 6,900 ALGO newborn hearing screening devices and 2,300 neoBLUE phototherapy devices worldwide, including approximately 4,500 ALGO devices that have been installed in the U.S. Approximately 6,500 Echo-Screen devices have been sold, including those sold by Fischer-Zoth prior to our acquisition of the company in September 2004. While the majority of our device and systems sales have been to customers in the U.S., we have also sold ALGO hearing screening devices in 38 other countries. Our Neometrics newborn screening data management system is currently installed in 15 state-based newborn metabolic screening programs in the U.S.

Supplies and Services

Supplies and services revenue results from sales of disposable supplies for our ALGO and Echo-Screen medical devices, products licensed from Nascor, Minimuffs, software maintenance agreements for our Neometrics data management system, as well extended service agreements on our medical devices.

We sold ALGO hearing screening supplies to conduct approximately 2.5 million newborn hearing screenings in 2005, 2.5 million newborn hearing screenings in 2004, and 2.3 million newborn hearing screenings in 2003. Our largest customer, whose purchases of ALGO hearing screening supplies represented 10% of total unit sales in 2004, reduced their purchase by half in 2005. Beginning in the first quarter of 2006, this customer is again purchasing disposable supplies on a unit basis at approximately the same rate they did in 2004.

While the majority of our sales of supplies have been to customers in the U.S., we have also sold ALGO hearing screening supplies in 31 other countries. Sales of our ALGO hearing screening supplies in international markets increased by 40% on a unit basis in 2005, compared to 2004. Because of the nature of the packaging and variety of supplies used with our Echo-Screen line of hearing screeners it is difficult to determine the number of screens conducted with this product line. In 2003, the Company also began selling a line of disposable and semi-disposable newborn care products manufactured by Nascor Pty. Ltd. through our distribution network in North America and Europe.

In 2005, 2004 and 2003, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Revenue by Product Category

Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2005, 2004 and 2003 is as follows:

	Devices and Systems	Supplies and Services	Total
2005	46%	54%	100%
2004	39%	61%	100%
2003	30%	70%	100%

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

Direct Sales

In the U.S. we sell our products directly to our customers utilizing a direct sales approach. This direct sales organization is a significant benefit to the Company, allowing us to maintain a higher level of customer service and satisfaction than would otherwise be possible by another distribution method. Revenue from our direct sales channels as a percent of total revenue was 84%, 79% and 83% in 2005, 2004 and 2003, respectively. We previously had direct sales organizations in Japan and the United Kingdom (“U.K.”). However, in 2004 we ceased selling through a direct sales force in Japan and began to sell through a distributor, and in February 2006 we ceased selling through a direct sales force in the U.K. and began to sell through a distributor.

Distributor Sales

Outside the U.S. we rely exclusively on our distributor sales channel, which consists of distributors selling Natus products into more than 80 countries as of December 31, 2005. We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products directly to their customer, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques. Revenue from sales through our network of distributors was approximately 16%, 21% and 17% of our revenue in 2005, 2004 and 2003, respectively.

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. Direct purchases by members of group purchasing organizations accounted for approximately 28%, 46% and 39% of our revenue in 2005, 2004 and 2003, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 15%, 20% and 22% of our revenue in 2005, 2004 and 2003, respectively. Our revenue recognition policies related to sales to GPO members are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this report.

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

Customer Service and Support

We provide a one-year warranty on all medical device products. We also sell extended service agreements on our medical device products. Service for our domestic customers is provided by a Company-owned service center that performs all service, repair, and calibration services. Service for our international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

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

Our manufacturing, service, and repair facilities are subject to periodic inspection by federal, state, and foreign regulatory authorities. Our quality assurance system is subject to regulation by the FDA and other state government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. Our San Carlos, California manufacturing, service, and repair facility is registered and/or licensed by the FDA and the State of California. We have passed all quality system regulations inspections of our facilities conducted by the FDA and respective states. In addition, our San Carlos facility has received ISO 13485 certification. ISO 13485 certification standards for quality operations have been developed to ensure that medical device companies know the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allowed us to place a CE mark on our products after assembling appropriate documentation.

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

Our research and development expenses were $4.3 million in 2005, $3.7 million in 2004, and $3.7 million in 2003.

Proprietary Rights

We protect our intellectual property through a combination of patent, copyright, trade secret, and trademark laws. At December 31, 2005, the Company held 22 U.S. patents, which will expire at various times from 2007 to 2023, and 20 foreign patents, and had eight U.S. and 51 foreign patent applications pending. Our patents and patent applications address various aspects of our current products and those in development including, but not limited to, the earphones used with our ALGO screeners, and certain features of our neoBLUE phototherapy devices. We attempt to protect our intellectual property rights by filing patent applications for new features and products we develop. We enter into confidentiality or license agreements with our employees, consultants, and corporate partners, and seek to control access to our intellectual property, distribution channels, documentation, and other proprietary information. However, we believe that these measures afford only limited protection.

The original patent for an algorithm for analyzing auditory brainstem responses, which we licensed on a nonexclusive basis from a third party and upon which we developed our automated auditory brainstem response technology, expired in late 1999, and that subject matter is in the public domain. With respect to our neoBLUE phototherapy devices, the basic concept of using blue lights for phototherapy is well established in the technical literature and is therefore not patentable. However, we have several patents pending that pertain to some of the features in and designs of our neoBLUE phototherapy devices, and the design and manufacturing methods we use are proprietary to us. We cannot be certain that the patent applications we have filed to protect the features of our products will be allowed, and if allowed will be enforceable, and if enforceable will deter others from using similar technologies.

We capitalize the cost of purchased technology and intellectual property, as well as certain costs incurred in obtaining patent rights, and amortize these costs over the estimated economic lives of the related assets.

Competition

We sell our products in intensely competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations, and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. In the U.S., we sell our supply products in a mature market. Because these products can generate high margins, we expect that our products, particularly our hearing screening supply products, could face increasing competition, including competitors offering lower prices, which could have an adverse affect on our revenue and margins.

We believe the principal factors that will draw clinicians and other buyers to our newborn testing, monitoring, or treatment products, including hearing screening, jaundice management, and newborn metabolic screening products, include:

•	Level of specificity, sensitivity, and reliability of the product;

•	Time required to obtain results with the product, such as to test for or treat a clinical condition;

•	Relative ease of use of the product;

•	Depth and breadth of the products features;

•	Quality of customer support for the product;

•	Frequency of product updates;

•	Extent of third-party reimbursement of the cost of the product or procedure;

•	Extent to which the products conform to standards of care guidelines; and

•	Price of the product.

We believe that our primary competitive strength relates to the functionality and reliability of our products. Different competitors may have competitive advantages in one or more of the categories listed above and they may be able to devote greater resources to the development, promotion, and sale of their products.

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device that we propose to market in the U.S. must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:

•	Clearance via Section 510(k); or

•	Premarket approval via Section 515 if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy, and uncertain. Premarket approval generally takes from one to three years, but can take even longer. We cannot be sure that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or premarket approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives to be associated with the device and a determination of whether the product is a type of device that is substantially equivalent to devices that are already legally marketed. The FDA places devices deemed to pose relatively less risk in either class I or class II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to an existing legally marketed device that is a class I, class II, pre-amendment class III device, or any of those for which the FDA has not yet called for submission of a premarket approval.

The FDA has classified our ALGO and Echo-Screen hearing screeners and our neoBLUE phototherapy devices as class II devices. The FDA has classified our Nascor line of neonatal heatshields and oxygen delivery systems as class I devices. The FDA to date has not regulated data management software, including our Neometrics newborn screening data management system.

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

The following chart shows the regulatory approvals of our products in the U.S., Europe, Japan, Oceania, and Canada:

Natus Device	FDA 510(k)	CE Mark	Japan (Shonin)	Oceania	Canada
ALGO 3i screener	X	X	X	X	X
ALGO 3 screener	X	X	X	X	X
Echo-Screen screener	X	X	X	X	X
MiniMuffs	X	X	X	X
neoBLUE phototherapy device	X	X	X	X	X
neoBLUE mini phototherapy device	X	X		X	X
neoBLUE cozy phototherapy device	X	X		X	X

FDA Regulation

Numerous FDA regulatory requirements apply to our marketed devices. These requirements include:

•	FDA quality system regulations which require manufacturers to create, implement, and follow design, testing, control, documentation, and other quality assurance procedures;

•	Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products; and

•	FDA general prohibitions against promoting products for unapproved uses.

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

Foreign Regulation

In the foreign countries in which we sell or plan to sell our FDA-regulated products, these products are also regulated as medical devices, and are subject to regulatory requirements by foreign governmental agencies similar to those of the FDA. Our manufacturing facilities are audited and have been certified to be ISO900l/EN46001 compliant, which allows us to sell our products in Europe. Our manufacturing facilities are subject to CE Mark and ISO 9001 inspection by TÜV Rheinland. We plan to seek approval to sell our products in additional countries. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

Employees

On December 31, 2005, we had approximately 117 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. On March 1, 2006, and primarily as a result of our acquisition of Bio-logic, we increased our headcount to approximately 220 full time employees.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2006:

Name	Age	Position(s)
James B. Hawkins	50	President, Chief Executive Officer and Director
Steven J. Murphy	54	Vice President Finance and Chief Financial Officer
William L. Mince	54	Vice President Operations
Kenneth M. Traverso	45	Vice President Marketing and Sales
D. Christopher Chung, M.D.	42	Vice President Medical Affairs, R&D, and Engineering

James B. Hawkins has served as President and Chief Executive Officer, and as a member of the Board of Directors since joining Natus in April 2004. Mr. Hawkins has over 25 years of combined medical device and financial management experience. Prior to joining Natus, he was President and Chief Executive Officer of Invivo Corporation (Nasdaq: SAFE) for 19 years. Invivo Corporation, maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation (Nasdaq: IMGC). He earned a Bachelor of Commerce degree, specialized in Management from Santa Clara University and a Masters of Business Administration—Finance degree from San Francisco State University.

Steven J. Murphy has served as Chief Financial Officer since February 2006, Vice President Finance since June 2003, and joined Natus in September 2002 as Director of Finance. From February 2002 through September 2002, Mr. Murphy was interim Controller at Travel Nurse International, a temporary staffing firm that was acquired by Medical Staffing Network in December 2002. From October 1998 through January 2002, Mr. Murphy was Controller of AdvisorTech Corporation, an international software development company providing IT-based solutions in the field of investments, where he was responsible for financial reporting of domestic, Asian and European operations with significant reporting responsibilities to the board of directors and investor groups. From 1996 to 1998 he was Vice President Finance of RWS Group, LLC, an international service company providing management of language-related projects. Mr. Murphy holds a Bachelor of Science degree in Business Administration from California State University, Chico. Mr. Murphy is a certified public accountant.

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

D. Christopher Chung, M.D., has served as our Vice President R&D and Engineering since June 2003, and has served as our Vice President Medical Affairs since February 2003. Dr. Chung also served as our Medical Director from October 2000 to February 2003. From August 2000 to present, Dr. Chung has also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics.

ITEM 1A.	Risk Factors

On January 5, 2006 we completed our acquisition of Bio-logic Systems Corp. There are numerous risks associated with having completed the acquisition

The completion of the acquisition may not result in improved operating results for us, or in our achieving financial condition superior to that which we would have achieved had we not completed the acquisition. The acquisition could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, the acquisition could result in reduced earnings of Natus as compared to the per-share earnings that would have been achieved by Natus if the acquisition had not occurred.

We used virtually all of our existing cash resources to complete the acquisition, and have also incurred indebtedness under a new credit facility for a portion of the purchase price. This usage of cash has had an adverse impact on our liquidity, and will force us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected. If we are required to seek additional external financing to support our need for cash, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may obtain additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both.

We entered into a senior secured borrowing facility to obtain a portion of the funds needed to complete the acquisition. The loan causes us to incur interest charges for such time as the loan is outstanding. In addition, the loan contains various covenants by us that directly or indirectly restrict our ability to engage in activities that we may otherwise believe to be in the best interests of the company. The loan is secured by the assets of the Company, and this security interest may also negatively effect our flexibility to engage in financing or other activities in future periods.

If we fail to successfully integrate the operations of Natus and Bio-logic, we may not realize the potential benefits of the acquisition. The integration of the operations of Natus and Bio-logic is a time consuming and expensive process and may disrupt our operations if it is not completed in a timely and efficient manner. Bio-logic’s primary offices are located in Mundelein, Illinois and it also has employees and contractors in, among other places, Israel and Poland. The geographical distance between Bio-logic’s and our facilities may further adversely affect our ability to integrate these operations. If this integration effort is not successful, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs and delays involved in integrating these operations:

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

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses, including net losses for the years 2002, 2003 and 2004, and we may incur net losses in the future. As of December 31, 2005, we had an accumulated deficit of approximately $30.8 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results, and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities, in the U.S. and internationally;

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services, by government agencies or hospital systems;

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	Length and unpredictability of our sales cycle, particularly for our Neometrics products which may have sales cycles that are longer or different from the sales cycles of our other products; and

•	Marked changes caused by rapidly evolving technology.

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

We anticipate that it will become increasingly difficult for us to manage our expenses as we:

•	Continue to invest in research and development to enhance our hearing-screening and phototherapy product lines, the technologies we acquired from Bio-logic, and other products and technologies;

•	Develop additional applications for our current technology;

•	Increase our marketing and selling activities, particularly outside the U.S.;

•	Develop additional infrastructure and hire required management and other employees to keep pace with our growth

As a result of these factors, we may need to generate proportionately higher revenue to maintain profitability. We cannot be certain that we will be able to sustain profitability in the future.

Our operations may be restricted by the terms of our debt, which could adversely affect us

The credit facility that we entered into to finance a portion of the purchase price of Bio-Logic includes a number of restrictive covenants. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things, restrict our ability to:

•	Incur more debt;

•	Create liens;

•	Pay dividends and make distributions or repurchase stock;

•	Make large capital expenditures; and

•	Merge, consolidate, or make other changes to our corporate structure, or transfer or sell assets.

In addition, our credit agreement requires us to maintain certain financial ratios and meet other financial covenants. Our failure to comply with these ratios or covenants would cause a default that, if not cured or waived, could result in our being required to repay the borrowing under our credit facility before its due date. If we are unable to make this repayment or otherwise refinance the borrowing, the lender under our credit agreement could foreclose on our assets. If we refinance the borrowing on less favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and rates. In addition, our failure to maintain covenants related to our credit agreement could have an impact on our other contractual arrangements that require us to maintain third-party credit related covenants.

We may be unable to service our debt

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets. We cannot assure you that we would be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with less favorable covenants, which could further restrict our business operations.

We have relied, and expect to continue to rely, on sales of our newborn screening products for the majority of our revenue, and a decline in sales of these products could cause our revenue to fall

We expect that the revenue from our newborn hearing screening products will continue to account for a majority of our revenue for at least the next year. Any factors adversely affecting the pricing of our newborn hearing screening devices and related supplies, or demand for our newborn hearing screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

In the United States we sell our newborn hearing screening products in a mature market

We face competition from other companies in all of our product lines. Our competitors range from small privately held companies to multinational corporations, and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

We derive a significant portion of our revenue from the sale of disposable supplies that are used with our hearing screening devices. In the U.S., we sell our supply products in a mature market. Because these products can generate high margins, we expect that our products, particularly our hearing screening supply products, could face increasing competition, including competitors offering lower prices, which could have an adverse affect on our revenue and margins.

We believe that our primary competitive strength relates to the functionality and reliability of our products. Our competitors may have certain competitive advantages which include the ability to devote greater resources to the development, promotion and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, to maintain or improve our position.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products

We intend to develop and acquire additional products and technologies for the screening, detection, treatment, monitoring and tracking of common medical ailments. Developing and acquiring new products, and improving our existing products, to meet the needs of current and future customers requires significant investments in research and development. If we fail to successfully sell new products or update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

In order to accurately recognize revenue on long-term development and implementation contracts associated with our Neometrics newborn screening data management systems, we must be able to accurately estimate the total cost of completing a project. In arriving at these estimates, we must make assumptions about future costs that may prove to be inaccurate.

We recognize revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, on the percentage of completion basis over the development and implementation period of the associated installation. The development and implementation period typically ranges from six to nine months. In order to determine percentage of completion, we must be able to accurately estimate the total cost of the development and implementation process. If our estimates of the future costs to be incurred are understated, our future gross profit would be negatively impacted, and the impact could be material to our results of operations.

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors on the effectiveness of our products we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency, and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity, and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices, and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies, and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:

•	Publication of clinical study results that demonstrate a lack of efficacy or cost-effectiveness of our products;

•	Changing governmental and physician group guidelines;

•	Performance, quality, price, and total cost of ownership of our products relative to other such products;

•	Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;

•	Changes in state and third-party payor reimbursement policies for our products; and

•	Adoption of federal, state and foreign laws mandating or requiring universal newborn hearing screening and metabolic screening.

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

The domestic market for our ALGO hearing screening products is mature and we plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. Following our acquisition of Fischer-Zoth in September 2004, sales of our Echo-Screen OAE device have contributed to a significant portion of our sales outside the U.S. We have only begun over the past five years to significantly develop our distributor sales force outside the U.S. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

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

Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased with our decision in 2004 to close our Japanese sales subsidiary and sell through a distributor in Japan, and our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

We may be subject to foreign laws governing our relationships with our international distributors. These laws may require us to make payments to our distributors if we terminate our relationship for any reason, including for cause. Some countries require termination payments under local law or legislation that may supersede our contractual relationship with the distributor. These payments could be equal to a year or more of gross profit on sales of our products that the distributor would have earned. We have terminated our relationship with certain distributors in the past. To date, we have not been required to make any material termination payments under local laws. Any required payments would adversely affect our operating results.

Our operating results may suffer because of foreign currency exchange rate fluctuations and may require us to engage in foreign currency hedging

Substantially all of our sales contracts to our U.S. based customers provide for payment in U.S. dollars. In addition, sales to most of our international distributors provide for payment in U.S. dollars. However, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. To date we have not undertaken any foreign currency hedging transactions and, as a result, our future revenue and expenses may be unpredictable due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies.

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling new products or technologies

Clinicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

Adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party health care payors, particularly those in countries and regions outside the U.S. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. In a managed care system the cost of our products may not be incorporated into the overall payment for childbirth and newborn care or there may not be adequate reimbursement for our products separate from reimbursement for the procedure. Unless the cost of screening or treatment is reimbursed as a standard component of newborn care, universal screening is unlikely to occur and the number of infants likely to be screened with our products will be substantially reduced.

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. We have relatively few sources of supply for some of the components used in our products and in some cases we rely entirely on sole-source suppliers. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. For example, during 2002, we experienced delays on the part of a supplier to provide us with volume production of our new Flexicoupler supplies. In 2005, we relied on a single supplier of cables used in our ALGO hearing screening devices to help us complete a field replacement program of those cables. If these or other suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

Replacement or alternative sources might not be readily obtainable due to regulatory requirements and other factors applicable to our manufacturing operations. Incorporation of components from a new supplier into our products may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we may not be able to obtain the necessary regulatory clearance or approval. This could create supply disruptions that would harm our product sales and operating results.

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the members of these GPOs now receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of one GPO, Novation, LLC, accounted for approximately 15%, 20%, and 22%, of our total revenue in the twelve months ended December 31, 2005, 2004 and 2003, respectively. Sales to members of GPOs accounted for approximately 28%, 46%, and 39% of our total revenue during the 12 months ended December 31, 2005, 2004, and 2003, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

If material weaknesses in the adequacy of our internal control over financial reporting are identified and reported as a result of the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. We completed an implementation project in preparation for our first Section 404 reporting requirement that was effective for the year ending December 31, 2005 and the report of management is contained herein. This report contains an assessment by management of the effectiveness of the Company’s internal controls over financial reporting. In addition, our independent registered public accounting firm that has audited our financial statements for the year ended December 31, 2005 also attested to and reported on management’s assessment of the effectiveness of our internal control over financial reporting, as well as the operating effectiveness of our internal controls, and their attestation is contained herein.

While we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that in the future we will not comply with all of the requirements imposed by Section 404. If we do not continue to maintain an effectively designed and operating system of internal control, we may be unable to comply with the requirements of Section 404 in the future. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

•	Clearance via Section 510(k) of the federal Food, Drug, and Cosmetics Act of 1938, as amended; or

•	Premarket approval via Section 515 of the Food, Drug, and Cosmetics Act if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval is much more costly, lengthy and uncertain. Premarket approval generally takes from one to three years, but can take even longer. The FDA may not grant either 510(k) clearance or premarket approval for any product we propose to market. Furthermore, if the FDA concludes that future products using our technology do not meet the requirements to obtain 510(k) clearance, we would have to seek premarket approval. The FDA may impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from the development of new products or the enhancement of existing products.

Our business may suffer if we are required to revise our labeling or promotional materials, or the FDA takes an enforcement action against us for off-label uses

We may not promote or advertise the ALGO and Echo-Screen devices, MiniMuffs, neoBLUE phototherapy device products, or any future cleared or approved devices, for uses not within the scope of our clearances or approvals or make unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances or are unsupported it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

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

If we, or our suppliers, fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed

Every manufacturer of a finished medical device, including Natus and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. We or our contract manufacturers, may fail to pass future quality system regulation inspections. If we, or our contract manufacturers, fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we can demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulation inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations or require us, among other things, to recall our products, either of which would harm our business.

Governmental, environmental, health and safety regulations could adversely affect our operations.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations. We are subject to a varied and complex body of laws and regulations. Existing laws and regulations may be revised or reinterpreted, or new laws and regulations may become applicable to us, that may have a negative effect on our business and results of operations.

We may not be successful in integrating the businesses that we acquire, or such businesses may not be accretive to earnings or perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, and we acquired the assets of Neometrics Inc. and affiliated entities during 2003, we acquired Fischer-Zoth in 2004 and we acquired Bio-logic Systems Corp. in early 2006. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

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

Our acquisitions of products, technology assets, or businesses may have a negative impact on our business if we fail to achieve the anticipated financial, strategic, and other benefits of acquisitions or investments, and our operating results may suffer because of this.

Future changes in technology or market conditions result in adjustments to our recorded asset balance for intangible assets, resulting in additional charges that could significantly impact our operating results

At December 31, 2005, we had significant intangible assets, including goodwill and other acquired intangibles. As a result of our acquisition of Bio-logic, these assets will increase significantly. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions where our products are no longer competitive. Any future determination that these assets are carried at greater than their fair value could result in additional charges, which could significantly impact our operating results.

We may not be able to preserve the value of our intellectual property because we may not be able to protect access to our intellectual property or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. Despite our efforts to protect our proprietary rights, others may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our technology is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation. Our means of protecting our proprietary rights may be inadequate. Enforcing our intellectual property rights could be costly and time consuming and may divert our management’s attention and resources. Failing to enforce our intellectual property rights could also result in the loss of those rights.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award

The medical technology industry has, in the past, been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening products may become increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

•	Result in costly litigation and damage awards;

•	Divert our management’s attention and resources;

•	Cause product shipment delays or suspensions; or

•	Require us to seek to enter into royalty or licensing agreements.

A successful claim of infringement against us could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology, or design and build non-infringing products, could prevent us from selling our products and adversely affect our business and financial results.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates

The sale and use of our products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. Our product liability insurance may not protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. Our future success also will depend, in part, on the continued service of our key management personnel, software engineers, and other research and development employees and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Hiring research and development, engineering, sales, marketing and customer service personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of pediatric audiology, neonatal jaundice management, and neonatal metabolic screening. We may be unable to attract and retain personnel necessary for the development of our business.

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

As of December 31, 2005, we had a total federal and state net operating loss carryforwards of approximately $20.4 million and $7.0 million, respectively, available to reduce future taxable income. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008 through 2025 for state and/or federal income tax purposes. If we continue to have net losses, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

In addition, U.S. income tax law imposes limitations on the ability of corporations to use net operating loss carryforwards if the corporation experiences a more than 50% change in ownership during any three-year period. We may take actions, such as the issuance of additional stock, which would cause an ownership change to occur. Accordingly, we may be limited to the amount we can use in any given year, so even if we have substantial net income, we may not be able to use our net operating loss carryforwards before they expire. In addition, the net operating loss carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination. We have not undertaken a study to determine whether such limitations exist, and if so, the extent of such limitations. However, we believe it is probable that some amount of our net operating losses will be affected.

If we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial results may suffer.

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

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties

Our corporate headquarters are located in San Carlos, California. The facilities cover approximately 35,000 square feet. It houses substantially all of our employees involved in ALGO hearing screener and neoBLUE device manufacturing, research and development, and related customer support services, as well as all worldwide marketing, administration, and finance employees. Leases for these facilities expire during 2010. We rent on a month-to-month basis office and production facilities outside Munich, Germany for research, development, and manufacturing of our Echo-Screen line of products. In addition, we lease small facilities in New York, and London, England under leases that expire between 2005 and 2007. We expect that our current leased facilities will be sufficient for our needs over the next 12 months. Related to our acquisition of Bio-logic, we now also lease facilities in Mundelein, Illinois; Haifa, Israel; Gliwice, Poland; and Krakow, Poland.

ITEM 3.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol “BABY” since our initial public offering in July 2001. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended December 31, 2005:
Fourth Quarter	$18.72	$11.30
Third Quarter	13.46	9.91
Second Quarter	11.44	7.40
First Quarter	9.30	6.52

Fiscal Year Ended December 31, 2004:
Fourth Quarter	$8.88	$6.70
Third Quarter	7.25	5.07
Second Quarter	6.60	3.82
First Quarter	6.90	3.65

As of March 1, 2006, there were 17,864,201 shares of our common stock issued and outstanding and held by approximately 55 stockholders of record. We estimate that there are approximately 8,400 beneficial owners of our common stock.

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

Use of Proceeds

During 2005, we used proceeds from our initial public offering: (1) to purchase equipment costing $931,000, and (2) for working capital needs. In January 2006, we used all of the remaining proceeds from our initial public offering in our acquisition of Bio-logic. We used approximately $46 million of our own funds to complete that acquisition, including $7.1 million we received in a private placement of our stock in October 2005.

ITEM 6.	Selected Consolidated Financial Data

Our selected consolidated financial data is presented below as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years in the five-year period ended December 31, 2005, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2003, 2002, and 2001 and the consolidated statements of operations data for the years ended December 31, 2002 and 2001 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2005	2004*	2003*	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$43,045	$36,506	$31,006	$27,013	$27,401
Cost of revenue	16,092	15,015	12,786	12,122	10,843

Gross profit	26,953	21,491	18,220	14,891	16,558

Operating expenses:
Marketing and selling	11,396	11,305	12,775	13,673	12,863
Research and development	4,318	3,672	3,682	4,752	4,282
General and administrative	5,806	6,626	4,984	5,018	4,235
Acquired in process research and development	—	470	—	—	—
Restructuring	—	776	—	234	—

Total operating expense	21,520	22,849	21,441	23,677	21,380

Income (loss) from operations	5,433	(1,358)	(3,221)	(8,786)	(4,822)
Other income, net	1,228	310	597	1,296	942

Income (loss) before provision for income taxes	6,661	(1,048)	(2,624)	(7,490)	(3,880)
Provision for income tax (benefit) expense	509	297	4	(38)	3

Income (loss) from continuing operations	$6,152	$(1,345)	$(2,628)	$(7,452)	$(3,883)

Income (loss) per share from continuing operations:
Basic	$0.35	$(0.08)	$(0.16)	$(0.46)	$(0.51)

Diluted	$0.33	$(0.08)	$(0.16)	$(0.46)	$(0.51)

Weighted average shares used to compute:
Basic income (loss) per share	17,429	16,837	16,411	16,056	7,540
Diluted income (loss) per share	18,693	16,837	16,411	16,056	7,540

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$52,209	$35,743	$37,635	$44,918	$53,086
Working capital	57,495	40,826	44,720	50,883	58,642
Total assets	77,396	59,257	57,020	59,340	64,935
Total stockholders’ equity	68,965	52,728	52,632	54,687	61,029

•	Results of operations of Neometrics and Fischer-Zoth are included from their acquisition dates of July 2003 and September 2004, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2005 Overview. A summary of key information concerning the financial results for 2005 and changes from 2004.

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require critical judgments and estimates.

•	Results of Operations. An analysis of our results of operations for the three years presented in the financial statements.

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations, and interest rate hedging.

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact on our results of operations, financial position or cash flows.

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations about future periods.

Business

Natus is a leading provider of healthcare products used for screening detection, treatment, monitoring, and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, newborn jaundice and newborn metabolic testing. We design our products to deliver accurate results in a rapid and reliable manner. In addition, our products address guidelines for standard medical practices as adopted by various medical-industry associations such as the American Academy of Pediatrics (“AAP”) and the Joint Committee on Infant Hearing (“JCIH”). Currently, our principal product lines consist of our ALGO screening products for hearing screening, our Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our neoBLUE LED line of phototherapy devices (“neoBLUE phototherapy devices”) for the treatment of newborn jaundice, our Neometrics newborn screening data management system (“Neometrics product line”), our MiniMuffs Neonatal Noise Attenuators (“MiniMuffs”) products for the attenuation of noise for newborns, and the Nascor product line of heatshields and oxygen delivery hoods.

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

On January 5, 2006, we acquired Bio-logic Systems Corp. (“Bio-logic”) pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. Pursuant to the terms of the merger agreement, each outstanding share of Bio-logic common stock was converted into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock was cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The total aggregate payment by the Company to the former stockholders and option holders of Bio-logic was approximately $68.8 million, exclusive of direct costs associated with the acquisition. In their Form 10-K for the year ended February 28, 2005 filed with the Securities and Exchange Commission, Bio-logic reported revenue of $30.5 million and net income of $1.9 million.

On January 9, 2006, the Company initiated an integration plan (the “Plan”) related to the acquisition of Bio-logic. Under the Plan, the Company will be reducing the size of its combined workforce by approximately 23 employees, representing approximately 10% of the workforce of the Company. The objectives of the Plan are to eliminate redundant costs resulting from the merging of the Company and Bio-logic and improve efficiencies in operations. The Company expects that total employee severance costs related to the staff reductions will be approximately $3.0 million, including costs related to change of control provisions in the employment contracts of the chief executive officer, chief operating officer, and two vice-presidents of Bio-logic totaling approximately $2.7 million. These costs will be recorded as a liability assumed as of the consummation date of the merger.

As a result of the acquisition of Bio-logic and the integration plan, which are more fully described in Note 17—Subsequent Events of our consolidated financial statements contained in this report, the Company had approximately 220 employees on March 1, 2006.

The following management’s discussion and analysis of financial condition and results of operations of Natus relates primarily to historical information prior to the acquisition of Bio-logic. The discussion has been supplemented with information regarding the impact of the acquisition of Bio-logic on the business of Natus. Unless noted, the information and other disclosures presented herein refer to Natus prior to the acquisition and thus exclude related information pertaining to Bio-logic.

Year 2005 Overview

During 2005 Natus completed its first full year of profitability since the year 2000. The company reported net income of $6.2 million and diluted earnings per share of $0.33. The Company benefited from the operating cost reduction plan that was implemented in June 2004 as well as the acquisition of Fischer-Zoth, which was completed in September 2004.

In March 2005, we signed a private label agreement with Fisher & Paykel Healthcare, a leading manufacturer of neonatal warmers, resuscitators and respiratory care devices. Under the agreement, Fisher & Paykel markets a customized model of the Company’s neoBLUE mini LED phototherapy light that mounts onto the Fisher & Paykel CosyCot(R) Infant Warmer. The device retains the neoBLUE mini LED phototherapy brand name under the Fisher & Paykel corporate label.

In April 2005, Natus announced that more than 15 million newborns had been screened worldwide with the Company’s ALGO newborn hearing screener and Echo-Screen hearing screener devices. Natus also provided further evidence of its leadership position in the hearing screening market, reporting that more than 11,500 units of its ALGO and Echo-Screen devices have been sold.

In October, the Company launched the first two installations of its Neometrics Internet Newborn Screening Information System Transfer (“iNSIST”) software application for the National Newborn Screening Information System (“NNSIS”) in Tennessee and Alabama. NNSIS is a collaborative effort designed by the National Newborn Screening and Genetics Resource Center (“NNSGRC”), funded by a grant from the Health Resources and Services Administration (HRSA), and developed by the Company’s Neometrics division. NNSIS is a secure, real-time data collection and reporting system, which allows states and U.S. territories to report newborn screening results and statistics to the NNSGRC through a convenient web browser interface.

In October, Natus received FDA 510(k) clearance for the newest extension of its neoBLUE line of LED Phototherapy lights. The neoBLUE Cozy, with its streamlined, oval design conforms to the shape of the baby and provides a light source from underneath the patient. The light source exposes the full length of the baby from head to toe, covering a larger surface area than standard phototherapy blankets, pads, or beds. The Company will begin marketing the neoBLUE Cozy in the first quarter of 2006.

We estimate that approximately 90 to 95% of the children born in the U.S. are currently being tested for hearing prior to discharge from the hospital. As such, the U.S. market is a mature and competitive market. We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. Because these products can generate high margins, we may face increasing competition. We believe that our primary competitive advantage relates to the functionality and reliability of our products and that other suppliers may compete against us by offering lower prices.

We sell our products through a direct sales force in the U.S. and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross margins due to the discount from our list prices the distributors receive. Revenue from international sales as a percent of total sales was 36%, 27% and 23% of our revenue during 2005, 2004 and 2003, respectively. For the year ended February 28, 2005, Bio-logic reported that 18% of their revenue was generated through international sales. Consequently, we believe that our international revenue as a percent of total revenue will decrease in 2006, although we expect that we will continue to experience revenue growth in our international markets.

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

As of December 31, 2005, we had total federal and state net operating loss carryforwards of approximately $20.4 million and $7.0 million, respectively, available to reduce future taxable income. If not utilized to offset taxable income in future periods, the federal net operating loss carryforwards will expire in various amounts beginning in 2008 and continuing through 2025, and the state net operating loss carryforwards expire through 2015. If we have net losses in the future, or if we are unable to generate sufficient taxable income in the future to fully utilize the net operating loss carryforwards before they expire, the benefit of our net operating loss carryforwards may be limited. In addition, U.S. income tax law imposes limitations on the amount of net operating loss carryforwards we can use in any given year and on the ability to use net operating loss carryforwards if we experience a more than 50% change in ownership during any three-year period.

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

Terms of sales to distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from our Neometrics newborn screening data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to 18 months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

More than 90% of the hospitals in the U.S. are members of one or more group purchasing organizations which negotiate volume purchase prices for member hospitals, group practices, and other clinics. We have entered into agreements with several GPOs that typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

GPOs do not generally purchase products from us. Hospitals, group practices, and other clinics that are members of a GPO purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than as an expense. Revenue from sales to members of GPOs is otherwise consistent with our general revenue recognition policies as previously described.

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

At December 31, 2005 our deferred revenue under extended service and maintenance agreements, and billings in excess of recognized revenue on percentage-of-completion contracts was approximately $326,000. Other advance payments from customers were not material at December 31, 2005. Our allowance for estimated uncollectible accounts receivable was $173,000 at December 31, 2005.

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

At December 31, 2005, we had inventories with a carrying value of $3.5 million.

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

At December 31, 2005 we had goodwill and other intangible assets with a net carrying value of approximately $10.0 million. Our goodwill and other intangible assets will increase significantly as a result of our acquisition of Bio-logic.

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

At December 31, 2005 our reserve for product warranties was $248,000.

Valuation allowance for deferred tax assets

We record a valuation allowance against our deferred tax assets, which result primarily from net operating loss and credit carryforwards that expire over time, and temporary differences between book and tax results that will reverse in the future. In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed sufficient future taxable income to completely offset tax loss carryforwards in the tax jurisdictions in which we operate. To the extent we establish a valuation allowance, or increase this allowance in a period, we include an offsetting expense within the tax provision in the consolidated statement of operations. Future income generation in these tax jurisdictions could lead to the reversal of these valuation allowances and additional income recognition.

At December 31, 2005, our net deferred tax assets were zero, net of a $9.9 million valuation allowance.

Results of Operations

The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Years Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of revenue	37.4	41.1	41.2

Gross profit	62.6	58.9	58.8

Operating expenses:
Marketing and selling	26.5	30.9	41.2
Research and development	10.0	10.1	11.9
General and administrative	13.5	18.2	16.1
Acquired IPR&D	—	1.3	—
Restructuring	—	2.1	—

Total operating expenses	50.0	62.6	69.2

Income (loss) from operations	12.6	(3.7)	(10.4)
Other income, net	2.9	.8	1.9

Income (loss) before provision for income taxes	15.5	(2.9)	(8.5)
Income tax provision	1.2	.8	—

Income (loss) from continuing operations	14.3	(3.7)	(8.5)
Discontinued operations	—	(2.9)	(.4)

Net income (loss)	14.3%	(6.6)%	(8.9)%

Comparison of 2005 and 2004

Our revenue increased $6.5 million, or 18%, to $43.0 million in 2005 from $36.5 million in 2004. Revenue from devices and systems grew to $19.4 million in 2005 from $14.1 million in 2004. Approximately $2.6 million, or 49% of the increase, was attributable to sales of the Company’s neoBLUE line of phototherapy lights, including the new neoBLUE mini product, which was introduced in September 2004. The balance of the increase came from sales of hearing screening devices, including $2.0 million from the Echo-Screen OAE device, which Natus gained through its acquisition of Fischer-Zoth in September 2004. partially offset by a decrease in revenue from installations of our Neometrics product line. Revenue from supplies and services increased $1.1 million, or 5%, to $23.2 million in 2005, from $22.1 million in 2004. Substantially all of our revenue increases mentioned above, and in the narrative to follow, were from increased unit sales of our products, as average selling prices remained relatively stable among most of our product lines. Revenue from supplies and services was 54% of total revenue in 2005 compared to 61% of total revenue in 2004. No end-customer accounted for more than 10% of our revenue in either 2005 or 2004.

Revenue from sales outside the U.S. was $15.6 million for 2005, up $5.6 million, or 56% from $10.0 million for 2004. Approximately 35% of the increase was attributable to sales of our Echo-Screen OAE device and approximately 22% of the increase was attributable to sales of disposable supplies used with our ALGO hearing screening products. Sales in the U.K. and Europe contributed to 65% of total international revenue in 2005, compared to 62% in 2004.

Our cost of revenue increased $1.1 million, or 7%, to $16.1 million in 2005 up from $15.0 million in 2004. Gross profit increased $5.5 million, or 25%, to $27.0 million in 2005 from $21.5 million in 2004. Gross profit as a percentage of revenue improved to 62.6% in 2005 from 58.9% in 2004. The improvement in our gross profit percentage in 2005 was attributable to reductions manufacturing overhead as a percent of revenue, as it is largely fixed. In addition, we benefited from sales of our high-margin Echo-Screen OAE device, which we acquired in September 2004.

Total operating costs decreased by $1.3 million or 6%, to $21.5 million in 2005, compared to $22.8 million in 2004. In June 2004 we initiated an operating cost reduction plan (“2004 operating cost reduction plan”) that resulted in the immediate reduction of 25 employees, and we also initiated a plan to liquidate our Japanese subsidiary. The effect of the 2004 operating cost reduction plan resulted in decreases in our operating costs in 2005 compared to 2004, as more fully described below. In addition, we incurred costs in 2004 that did not recur in 2005 related to the restructuring, the write-off of acquired in-process research and development, and costs associated with the departure of our former chief executive officer. These cost savings were partially offset by operating costs of our Fischer-Zoth subsidiary, which we acquired in September 2004.

Our marketing and selling expenses increased $91,000, or 1%, to $11.4 million in 2005 from $11.3 million in 2004. We benefited from the effect of the 2004 operating cost reduction plan. Reductions in marketing salaries and other discretionary marketing expenditures of approximately $300,000 and cost reductions related to the liquidation of our Japanese subsidiary were offset by additional marketing costs associated with our Fischer-Zoth subsidiary.

Our research and development expenses increased $646,000, or 18%, to $4.3 million in 2005 from $3.7 million in 2004. Approximately 68% of the increase was attributable to research and development costs of our Fischer-Zoth subsidiary. We also incurred increased outside consulting costs related to an ongoing development project for a point-of-care device that we expect to release in 2007. Savings from the 2004 operating costs reduction plan partially offset these increases.

Our general and administrative expenses decreased $820,000, or 12%, to $5.8 million in 2005 from $6.6 million in 2004. During the 2004 period, we recorded $870,000 of costs associated with the departure of our former chief executive officer; this cost did not recur in 2005. We incurred increased costs associated with our Fischer-Zoth subsidiary of approximately $252,000, costs of complying with the Sarbanes-Oxley Act of approximately $750,000, and increased incentive-based salary costs. The effects of the 2004 operating cost reduction plan offset these cost increases.

During 2004 the Company recorded $470,000 of costs associated with an in-process research and development (“IPR&D”) project related to our acquisition of Fischer-Zoth in September 2004, as well as $776,000 of restructuring costs associated with a cost reduction plan initiated in June 2004. These costs did not recur in 2005.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, net currency exchange gains and losses, and other miscellaneous income and expenses. Other income (expense) net was $1.2 million in 2005, compared to $310,000 in 2004. The increase in other income (expense) net in 2005 was primarily related to higher investment income of $1.2 million in 2005, compared to $454,000 in 2004, which was primarily attributable to higher short-term interest rates in 2005. Net foreign currency gains and losses were zero in 2005 compared to net foreign currency losses of $28,000 in 2004. Our foreign currency gains and losses result primarily from fluctuations in local currency equivalents of the U.S. dollar in the U.K. and Europe. Unrealized translation gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income.

We recorded income tax expense of $509,000 in 2005, an increase of 71% over $297,000 recorded in 2004. We have significant U.S. Federal net operating loss carryforwards. However, our tax loss carryforwards do not offset taxable income for purposes of the Federal corporate alternative minimum tax, for which there is an effective tax rate of 2.5% on our U.S. operating income. Income tax expense related to our international operations was also higher in the 2005 period.

Segment Results

We currently operate in one reportable segment, our Medical Devices and Related Supplies segment. Additional financial information about our segments is set forth in Note 13—Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies

Revenue from the medical devices and related supplies segment increased $7.1 million, or 21%, to $40.8 million in 2005 from $33.7 million in 2004. The increase was attributable to sales of the Company’s neoBLUE line of phototherapy lights, including the new neoBLUE mini product, which was introduced in September 2004. The balance of the increase came from sales of hearing screening devices, including $2.0 million from the Echo-Screen OAE device, which Natus gained through its acquisition of
Fischer-Zoth in September 2004.

The medical device and related supplies segment reported income from operations of $5.6 million in 2005, including approximately $1.7 million of depreciation and amortization costs. The segment reported income from operations of $1.0 million in 2004, including approximately $1.4 million of depreciation and amortization costs. The results in 2005 were favorably impacted by an improvement in our gross profit percentage and a reduction in operating costs resulting from the restructuring initiatives implemented in mid 2004. In addition, we benefited from a full year of operations of Fischer-Zoth.

All Other

A reconciliation of segment operating results to consolidated operating results, is set forth in Note 13—Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

Comparison of 2004 and 2003

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. Although the employee reductions came from production, marketing and sales, research and development, and administrative, approximately 62% of the costs associated with the restructuring came from administrative, and business development, which is a component of marketing and sales. The remainder of the charge was associated with the liquidation of the Company’s sales subsidiary in Japan, which was substantially completed in 2004. All of the costs associated with the restructuring were recorded in 2004.

Our revenue increased $5.5 million, or 18%, to $36.5million in 2004 from $31.0 million in 2003. Revenue from devices and systems grew to $14.1 million in 2004 from $9.4 million in 2003. Approximately $1.6 million, or 28% of the increase, was attributable to sales of the Company’s neoBLUE line of phototherapy lights, including the new neoBLUE mini product, which was introduced in September 2004. The balance of the increase came from sales of hearing screening devices, including $1.8 million from the Echo-Screen OAE device, which Natus gained through its recent acquisition of Fischer-Zoth, partially offset by a decrease in revenue from installations of the Neometrics metabolic screening database systems. Revenue from supplies and services increased $839,000, or 4%, to $22.1 million in 2004 from $21.2 million in 2003. Substantially all of the revenue increases mentioned above, and in the narrative to follow, were from increased unit sales of our products, as average selling prices remained relatively stable among most of our product lines. Revenue from supplies and services were 61% of total revenue in 2004 compared to 69% of total revenue in 2003. No end-customer accounted for more than 10% of our revenue in either 2004 or 2003.

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

Our general and administrative expenses increased $1.6 million, or 33%, to $6.6 million in 2004 from $5.0 million in 2003. In January 2004 the Company entered into a Transition Agreement and Release with the Company’s former chief executive officer that provided for payment of the executive’s then-current salary and medical benefits for 18 months thereafter. We recorded charges of $518,000 related to the severance benefits as well as $352,000 of stock compensation related to a modification of the terms of certain stock options granted to the individual. In addition we incurred costs of approximately $142,000 related to the search for a new CEO. We also experienced increases in costs of outside consultants and insurance as well as increased administrative costs associated with Neometrics and Fischer-Zoth.

We recorded $470,000 of costs associated with an in-process research and development project related to our acquisition of Fischer-Zoth. The project further develops the capabilities of Fischer-Zoth’s existing proprietary automated otoacoustic emissions technology for use as an automated hearing diagnostic tool. We valued the technology using an excess-earnings approach over a ten-year projection period. Although the project is currently in a clinical testing phase, we consider the project to have significant risk and do not at this time know whether the project will result in a commercially viable product.

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

In June 2004 the Company announced its intent to divest the Neogenesis line of products, which were acquired in July 2003, as part of our acquisition of Neometrics. On September 30, 2004 the Neogenesis line of products was sold to a privately-held company. Assets with a book value of approximately $300,000 were sold for $10,000 cash and a $364,000 promissory note payable in equal monthly payments of approximately $3,500 beginning April 2005 and continuing through October 2009, at which time the balance of $200,000 becomes due. The entire value of the promissory note was reserved for because of the uncertainty of its collectability. In 2004, we reported a loss from discontinued operations of $1.1 million. The divestiture of the Neogenesis line of products was completed in 2004 and we not expect to record additional losses from discontinued operations related to Neogenesis.

Segment Results

We currently operate in one reportable segment, our Medical Devices and Related Supplies segment. Management considers the costs associated with the transition of the Company’s former CEO and costs associated with the restructuring initiatives implemented in June 2004 to be non-recurring, and those costs have been excluded from the discussion and analysis of the results of our reportable segment. Additional financial information about our segment is set forth in Note 13—Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

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

All Other

A reconciliation of segment operating results to consolidated operating results, is set forth in Note 13—Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

Liquidity and Capital Resources

At December 31, 2005, we reported cash, cash equivalents, and short-term investments of $52.2 million, an increase of $16.5 million from $35.7 million reported at December 31, 2004. We reported working capital of $57.5 million at December 31, 2005, compared to $40.8 million at December 31, 2004.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. Therefore, liquidity cannot be considered separately from capital resources that consist of our current funds and the potential to increase those funds in the future. We plan to use our capital resources in meeting our commitments and in achieving our business objectives.

Bio-logic Acquisition; Wells Fargo Bank $10 Million Financing

On January 5, 2006 we acquired Bio-logic Systems Corp. in a cash acquisition valued at $68.8 million, excluding direct costs of the acquisition. In addition to using cash acquired from Bio-logic, we used $46 million of our available cash, including $7.1 million we received in a private placement of our stock in October 2005, to fund the acquisition. In addition, we borrowed $10 million on a senior secured credit facility with Wells Fargo Bank. The outstanding principal balance under this facility as of the close of business on January 30, 2006 is payable in installments over 48 months, with a final installment consisting of all remaining unpaid principal due and payable in full on December 31, 2009.

The credit facility contains covenants, including covenants relating to financial reporting and notification, compliance with laws, maintenance of books and records, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The credit facility provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect.

Following this acquisition our cash reserves and working capital have been significantly reduced. However, we believe that our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

Comparison of 2005 and 2004

Net cash provided by operations increased by $5.1 million to $7.9 million in 2005 from $2.8 million in 2004. The increase was favorably impacted by our results of operations, as we reported net income of $6.2 million for the year, compared to a net loss of $2.4 million reported in 2004. In addition, a reduction in inventories and an increase in accrued liabilities together provided an additional $1.8 million in 2005, offset by an increase in accounts receivable of $1.6 million. Our accounts receivable increased because sales in the fourth quarter of 2005 were approximately $2.1 million greater than in 2004.

Excluding purchases and sales of short-term investments, cash used in investing activities decreased by $6.5 million, to $1.4 million in 2005, from $6.9 million in 2004. In 2005 we paid $480,000 in additional purchase consideration related to our acquisition of Fischer-Zoth. In 2004, we acquired Fischer-Zoth for $5.4 million, net of cash acquired. Investment in capital assets of $931,000 in 2005 was approximately $945,000 less than the amount invested in 2004. Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. We exclude the impact of purchases and sales of short-term investments in our analysis of cash provided by or used in investing activities.

Related to our acquisitions of Fischer-Zoth and Neometrics are the potential for additional purchase consideration to be paid subject to these business lines achieving certain financial goals. The Company believes the additional purchase consideration to be paid in the future will not exceed $1.4 million, a portion of which is denominated in Euro. If paid, the additional purchase consideration will be paid out over periods through December 31, 2010.

Net cash provided by financing activities increased by $8.2 million, to $10.2 million in 2005, from $2.0 million in 2004. In anticipation of our acquisition of Bio-logic, we raised $7.1 million in a private placement of our common stock in October 2005 at the then current trading price for our shares. We also generated cash from financing activities in both 2005 and 2004 through purchases of our stock pursuant to our stock option plans and our employee stock purchase plan.

Comparison of 2004 and 2003

Net cash provided by operations was $2.8 million in 2004, compared to cash used in operations of $2.6 million in 2003. In June 2004, we implemented an operating cost reduction plan that resulted in an immediate reduction of 25 employees, representing approximately 19% of our then current workforce. This action contributed significantly to the $2.4 million income from continuing operations we reported in the second half of 2004. We also reported approximately $1.4 million of non-cash charges for depreciation and amortization expense in 2004. These factors contributed to the net increase in cash provided by operations in 2004. In addition, cash provided by operations in 2004 was significantly impacted by a reduction in inventories and an increase in accrued liabilities, offset by an increase in accounts receivable. In late 2003 we temporarily increased the inventory of our hearing screening supply product because our supplier was moving their production facility. Our accounts receivable increased because sales in the fourth quarter of 2004 were approximately $900,000 more than the comparable period in 2003. Accrued expenses increased due to a number of factors including severance and employee transition obligations, as well as other accrued compensation.

Excluding purchases and sales of short-term investments, cash used in investing activities increased by $1.8 million in 2004 to $6.9 million, from $5.1 million in 2003. In 2004 we acquired Fischer-Zoth for $5.4 million, and in 2003 we acquired Neometrics for $3.7 million, both net of cash acquired. In addition we invested $1.9 million and $1.3 million in property and equipment in 2004 and 2003, respectively. The expenditures in 2004 were primarily related to an investment to upgrade manufacturing equipment and warehousing facilities. We had no material capital expenditure commitments as of December 31, 2004. Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. We exclude the impact of purchases and sales of short-term investments in our analysis of cash provided by or used in investing activities.

Cash provided by financing activities increased by $1.7 million to $2.0 million in 2004 from $343,000 in 2003. Purchases of our stock by employees pursuant to our stock option and purchase plans increased by $1.8 million to $2.3 million in 2004, compared to $504,000 in 2003. Our restructuring in June 2004 triggered a significant portion of the stock purchases in 2004, as employees who were part of the employee reduction exercised stock options. Payments on borrowings of $161,000 in 2003 were primarily related to our acquisition of Neometrics and did not recur in 2004.

Future Liquidity

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The impact that our contractual obligations and commercial commitments as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$5,417	$5,391	$26	$—	$—
Operating lease obligations	2,085	486	1,367	232	—

Total	$7,502	$5,877	$1,393	$232	$—

Unconditional purchase obligations relate primarily to purchase orders with our suppliers for materials used in our production processes. The table above does not include obligations under employment agreements for services rendered in the normal course of business.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2005. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2005 through the date of maturity on those investments.

The fair value of our available-for-sale securities is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2005, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2005. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

We invest our excess cash in short-term investments that carry relatively short maturities because our intent is to have cash resources available for potential acquisitions of additional technologies, products, or businesses, and these acquisitions could be significant.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service period under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company expects that implementation of SFAS No. 123(R) will result in additional expense related to share-based compensation of approximately $1.4 million before tax in 2006, based on awards outstanding as of December 31, 2005. The actual expense in 2006 will depend on a number of factors, including the extent to which existing unvested awards expire pursuant to the terms of the awards, the fair value of future awards at the time of grant, and the number of share-based awards granted in 2006.

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
Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our expectation regarding growth in international sales, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is set forth in the section entitled Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth where indicated in Item 15 of this report.

Quarterly Results of Operations (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Certain amounts in the attached table have been reclassified to conform to the current year presentation. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(in thousands)
Revenue	$12,624	$10,551	$10,168	$9,702	$10,526	$9,011	$8,398	$8,571
Cost of revenue	4,658	3,645	3,919	3,870	3,645	3,864	3,748	3,758

Gross profit	7,966	6,906	6,249	5,832	6,881	5,147	4,650	4,813
Gross profit percentage	63.1%	65.5%	61.5%	60.1%	65.4%	57.1%	55.4%	56.2%
Operating expenses:
Marketing and selling	3,041	2,916	2,834	2,605	2,906	2,318	3,110	2,971
Research and development	1,085	1,162	1,078	993	1,024	670	1,072	906
General and administrative	1,735	1,521	1,187	1,363	1,422	1,180	2,655	1,369
Acquired IPR&D	—	—	—	—	(80)	550	—	—
Restructuring	—	—	—	—	—	—	776	—

Total operating expenses	5,861	5,599	5,099	4,961	5,272	4,718	7,613	5,246

Income (loss) from operations	2,105	1,307	1,150	871	1,609	429	(2,963)	(433)
Other income (expense), net	441	319	276	192	130	88	(78)	170

Income (loss) before provision for income taxes	2,546	1,626	1,426	1,063	1,739	517	(3,041)	(263)
Provision for income tax	83	111	162	153	231	65	—	1

Income (loss) from continuing operations	2,463	1,515	1,264	910	1,508	452	(3,041)	(264)
Discontinued operations	—	—	—	—	10	(305)	(584)	(183)

Net income (loss)	$2,463	$1,515	$1,264	$910	$1,518	$147	$(3,625)	$(447)

Earnings (loss) per share:

Basic:
Continuing operations	$0.13	$0.09	$0.08	$0.05	$0.09	$0.03	$(0.18)	$(0.02)
Discontinued operations	—	—	—	—	—	(0.02)	(0.04)	(0.01)

Net income (loss)	$0.13	$0.09	$0.08	$0.05	$0.09	$0.01	$(0.22)	$(0.03)

Diluted:
Continuing operations	$0.13	$0.08	$0.07	$0.05	$0.08	$0.03	$(0.18)	$(0.02)
Discontinued operations	—	—	—	—	—	(0.02)	(0.04)	(0.01)

Net income (loss)	$0.13	$0.08	$0.07	$0.05	$0.08	$0.01	$(0.22)	$(0.03)

Weighted average shares used in the calculation of net income/(loss) per share:
Basic	18,036	17,292	17,377	17,156	17,093	17,011	16,638	16,579
Diluted	19,724	18,877	18,756	18,435	18,218	17,899	16,638	16,579

In September 2004 we purchased substantially all of the assets of privately held Fischer-Zoth GmbH and related entities for $5.8 million in cash with the potential for additional consideration contingent upon Fischer-Zoth achieving certain financial results. Results of operations of Fischer-Zoth are included above from the date of acquisition forward.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 12, 2003, we dismissed Deloitte & Touche, LLP (“Deloitte”) as our outside auditors. The audit committee of the Board of Directors recommended the dismissal. On July 1, 2003 we acquired privately held Neometrics Inc. (“Neometrics”). Approximately two years prior to being acquired by Natus, Neometrics agreed to act as a subcontractor to Deloitte Consulting LLP on a consulting project with a state government agency. Deloitte Consulting LLP subsequently submitted a bid to the government agency and on or about September 4, 2003 a contract was awarded to Deloitte Consulting LLP to perform the work. Thus, as of September 4, 2003, we determined that the Neometrics division might provide services to Deloitte Consulting LLP. We further determined that if the Neometrics division initiated negotiation of a material subcontract with Deloitte Consulting LLP, the independence of Deloitte could be impaired.

Deloitte’s report on our consolidated financial statements as of and for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal year ended December 31, 2002, and the subsequent interim period through September 12, 2003, there were no disagreements, as that term is used in Item 304(a)(1)(iv) of Regulation S-K, between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports. No “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K, occurred during our fiscal year ended December 31, 2002, or the subsequent interim period through September 12, 2003.

On October 14, 2003, we appointed BDO Seidman, LLP as our independent registered public accountants. The audit committee of the Board of Directors recommended the appointment. We had not consulted with BDO Seidman, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K during our fiscal year ended December 2002, or the subsequent interim period through October 14, 2003.

On August 15, 2005, we dismissed BDO Seidman, LLP as our independent registered public accounting firm. The audit committee of the Board of Directors recommended the dismissal. The reports of BDO Seidman, LLP on our consolidated financial statements for each of the years ended December 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2004 and 2003, and the subsequent interim period through August 15, 2005, there were no disagreements between us and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements for such years. None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the years ended December 31, 2004 and 2003, or during the subsequent interim period through August 15, 2005.

On August 19, 2005 we appointed Deloitte as our new independent registered public accounting firm. The audit committee of the Board of Directors recommended the appointment. During the years ended December 31, 2004 and 2003, and the subsequent interim period through August 19, 2005, we did not consult with Deloitte regarding any of the matters or events set forth in Item 304(a)(2)(i) of Regulation S-K, except that Deloitte acted as our independent registered public accounting firm for our unaudited interim financial statements for the three months ended March 31, 2003, and the three and six months ended June 30, 2003 and in that capacity Deloitte discussed the application of accounting principles with us. During the years ended December 31, 2004 and 2003, and the subsequent interim period through August 19, 2005, we did not consult with Deloitte on any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the reports that we file or submit under The Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

The Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Principal Executive Officer and our Principal Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is designed to provide reasonable, not absolute assurance that reported financial information is materially accurate.

Management, under the supervision and with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The Company’s independent registered public accounting firm, Deloitte & Touche, LLP, has audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report that appears on page 2 of our consolidated financial statements contained in this report.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K. Notwithstanding such incorporation, the sections of our 2006 Proxy Statement entitled Report of the Audit Committee, Report of the Compensation Committee, and Performance Graph shall not be deemed to be “filed” as part of this Report.

ITEM 10.	Directors and Executive Officers of the Registrant

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

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of our Board of Directors are Ken Ludlum, Robert A. Gunst, and Mark D. Michael. Our Board of Directors has determined that Ken Ludlum is an audit committee financial expert. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Awards Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,675,055	$5.81	6,766,674
Equity compensation plans not approved by security holders	—	—	—

Total	2,675,055	$5.81	6,766,674

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, and rights, 505,883 shares related to outstanding options under our 1991 Stock Option Plan, 1,336,436 shares related to outstanding options under our 2000 Stock Awards Plan, 300,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, and 190,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 2,428,331 shares remained available for future issuance under our 2000 Stock Awards Plan, 420,716 shares remained available for future issuance under our 2000 Director Option Plan, and 2,595,496 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Awards Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under our 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the 2000 Employee Stock Purchase Plan.

Additional information required by this item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2006 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2006 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense		Deductions	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$472	$(253	)(a)	$(46)	$173
Inventory reserve	543	25		(425)	143
Accrued warranty costs	253	206		(211)	248
Year ended December 31, 2004
Allowance for doubtful accounts	395	82		(5)	472
Inventory reserve	830	529		(816)	543
Accrued warranty costs	298	83		(128)	253
Year ended December 31, 2003
Allowance for doubtful accounts	250	201		(56)	395
Inventory reserve	695	179		(44)	830
Accrued warranty costs	200	192		(94)	298
(a)	Reversal of allowance for doubtful accounts

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.1	Agreement and Plan of Merger dated October 16, 2005, by and among Natus Medical Incorporated, Bio-logic Systems Corp. and Summer Acquisition Corporation	8-K	10.1	000-33001	10/19/2005

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	S-1	3.2	333-44138	08/18/2000

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Voting Agreement dated February 14, 2003 between Natus Medical Incorporated and Perry Corp.	8-K	4.3	000-33001	02/25/2003

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.4	Natus Medical Incorporated 2000 Director Option Plan	S-1	10.4	333-44138	08/18/2000

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	Patent License Agreement dated June 30, 1998 between Natus Medical Incorporated and The Leland Stanford Junior University	S-1	10.7	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.7	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.9	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.10	6th Amendment to Lease Agreement dated June 30, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy

10.11*	Memorandum of Understanding dated December 7, 2000 between Natus Medical Incorporated and The Ludlow Company LP	S-1	10.14	333-44138	08/18/2000

10.12	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.12.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.23	Employment Agreement dated as of November 18, 2002 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.23	000-33001	03/27/2003

10.24*	Transition Agreement and Release dated January 30, 2004 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.26	000-33001	04/08/2004

10.25	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.24	000-33001	03/27/2003

10.26	Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 12, 2004	10-Q	10.28	000-33001	05/13/2004

10.27	Agreement and General Release dated July 30, 2004 between Natus Medical Incorporated and George Ryan	10-Q	10.29	000-33001	08/13/2004

10.28	Agreement and General Release dated August 6, 2004 between Natus Medical Incorporated and Mark Foster	10-Q	10.30	000-33001	08/13/2004

10.29	Common Stock Purchase Agreement dated October 16, 2005, by and between Natus Medical Incorporated and the D3 Family Funds	8-K	10.2	000-33001	10/19/2005

10.30	Credit Agreement dated as of January 4, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association

10.31	Term Commitment Note in the principal amount of $10,000,000, dated January 4, 2006 in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	01/09/2006

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.32	Security Agreement dated as of January 4, 2006 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.3	000-33001	01/09/2006

16.1	Letter regarding change in certifying accountants	10-K	16.1	000-33001	04/08/2004

16.2	Letter regarding change in certifying accountants	8-K	16.1	000-33001	08/19/2005

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 62)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.

(c) Exhibits

See Item 15(a)(3) above.

(d) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized in the City of San Carlos, California, on March 15, 2006.

NATUS MEDICAL INCORPORATED

By	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James B. Hawkins and Steven J. Murphy, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed on behalf of the Registrant by the following persons and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2006

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 15, 2006

/s/ Doris Engibous (Doris Engibous)	Director	March 15, 2006

/s/ Ken Ludlum (Ken Ludlum)	Director	March 15, 2006

/s/ Mark D. Michael (Mark D. Michael)	Director	March 15, 2006

/s/ William M. Moore (William M. Moore)	Director	March 15, 2006

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also included the 2005 consolidated financial statement schedule included in Item 15(a)2. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2005 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche, LLP

San Francisco, California

March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Natus Medical Incorporated

We have audited the accompanying consolidated balance sheet of Natus Medical Incorporated and subsidiaries as of December 31, 2004, and the related statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of Natus Medical Incorporated and subsidiaries for the years ended December 31, 2004 and 2003. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2004 and 2003 included in Item 15(a)(2) in the Annual Report on Form 10-K of the Company. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natus Medical Incorporated and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referenced above, when considered in relation to the basic consolidated financial statements as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

San Francisco, California

March 4, 2005

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,046	$16,239
Short-term investments	12,163	19,504
Accounts receivable, net of allowance for doubtful accounts of $173 and $472	8,460	6,640
Inventories	3,482	4,347
Prepaid expenses and other current assets	1,041	625

Total current assets	65,192	47,355

Property and equipment, net	2,116	2,503
Deposits and other assets	78	32
Intangible assets	6,174	6,848
Goodwill	3,836	2,519

Total assets	$77,396	$59,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Current liabilities:
Accounts payable	$1,817	$1,947
Accrued liabilities	5,441	4,303
Deferred revenue	439	279

Total current liabilities	7,697	6,529
Deferred income taxes	734	—

Total liabilities	8,431	6,529

Commitments and contingencies (Notes 7, 9, 13, and 15)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 18,444,753 and 17,140,339	99,634	89,373
Accumulated deficit	(30,750)	(36,902)
Accumulated other comprehensive income	81	257

Total stockholders’ equity	68,965	52,728

Total liabilities and stockholders’ equity	$77,396	$59,257

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue	$43,045	$36,506	$31,006
Cost of revenue	16,092	15,015	12,786

Gross profit	26,953	21,491	18,220

Operating expenses:
Marketing and selling	11,396	11,305	12,775
Research and development	4,318	3,672	3,682
General and administrative	5,806	6,626	4,984
Acquired in-process research and development	—	470	—
Restructuring	—	776	—

Total operating expenses	21,520	22,849	21,441

Income (loss) from operations	5,433	(1,358)	(3,221)
Interest income	1,189	454	559
Interest expense	—	(3)	(15)
Other income, net	39	(141)	53

Income (loss) before provision for income tax	6,661	(1,048)	(2,624)
Provision for income tax	509	297	4

Income (loss) from continuing operations	6,152	(1,345)	(2,628)
Discontinued operations	—	(1,062)	(116)

Net income (loss)	$6,152	$(2,407)	$(2,744)

Earnings (loss) per share:
Basic:
Continuing operations	$0.35	$(0.08)	$(0.16)
Discontinued operations	—	$(0.06)	$(0.01)

Net income (loss)	$0.35	$(0.14)	$(0.17)

Diluted:
Continuing operations	$0.33	$(0.08)	$(0.16)
Discontinued operations	—	$(0.06)	$(0.01)

Net income (loss)	$0.33	$(0.14)	$(0.17)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	17,429	16,837	16,411

Diluted	18,693	16,837	16,411

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances	16,267,700	$86,593	$(219)	$(31,751)	$64	$54,687
Exercise of stock options	157,512	232				232
Employee stock purchase plan	86,662	269				269
Nonqualified Options Expense		3				3
Amortization of deferred stock compensation			178			178
Cancellation of deferred stock compensation		(59)	8			(51)
Unrealized gain on available-for-sale short term investments					(139)	(139)	$(139)
Foreign currency translation adjustment					197	197	197
Net loss				(2,744)		(2,744)	(2,744)

Comprehensive loss							$(2,686)

Balances, December 31, 2003	16,511,874	87,038	(33)	(34,495)	122	52,632
Exercise of stock options	608,548	2,064				2,064
Repurchase of stock	(59,866)	(307)				(307)
Employee stock purchase plan	79,783	244				244
Nonqualified options expense		2				2
Amortization of deferred stock compensation			33			33
Accelerated option vesting		352				352
Cancellation of deferred stock compensation		(20)				(20)
Unrealized gain on available for sale-short-term investments					107	107	$107
Foreign currency translation adjustment					28	28	28
Net loss				(2,407)		(2,407)	(2,407)

Comprehensive loss							$(2,272)

Balances, December 31, 2004	17,140,339	89,373	—	(36,902)	257	52,728
Exercise of stock options	618,921	2,555				2,555
Tax effect of option exercises		101				101
Issuance of stock	600,000	7,128				7,128
Employee stock purchase plan	85,493	477				477
Nonqualified options expense
Amortization of deferred stock compensation
Accelerated option vesting
Unrealized gain on available for sale-short-term investments					(20)	(20)	$(20)
Foreign currency translation adjustment					(156)	(156)	(156)
Net income				6,152		6,152	6,152

Comprehensive income							$5,976

Balances, December 31, 2005	18,444,753	$99,634	$—	$(30,750)	$81	$68,965

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$6,152	$(2,407)	$(2,744)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Acquired in process research and development	—	470	—
Accounts receivable reserves	(253)	82	201
Inventory reserves	25	529	179
Depreciation and amortization	1,988	1,849	1,469
Loss on disposal of property and equipment	—	643	48
Warranty reserves	206	83	192
Stock based compensation	—	367	127
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(1,567)	(769)	200
Inventories	840	903	(732)
Other assets	(465)	(95)	135
Accounts payable	(131)	(125)	(329)
Accrued liabilities	928	1,487	(514)
Deferred revenue	160	(221)	(823)

Net cash provided by (used in) operating activities	7,883	2,796	(2,591)

Investing activities:
Acquisition of businesses, including post-acquisition payments, net of cash acquired	(480)	(5,401)	(3,735)
Acquisition of property and equipment	(931)	(1,876)	(1,346)
Deposits and other assets	10	79	(5)
Purchases of short-term investments	(24,866)	(31,976)	(49,855)
Sales of short-term investments	32,188	40,779	48,666
Redemption (purchase) of long-term investment	—	341	(7)

Net cash provided by (used in) investing activities	5,921	1,946	(6,282)

Financing activities:
Issuance of common stock	10,160	2,308	504
Purchase of treasury stock	—	(307)	—
Payments on borrowings	—	—	(161)

Net cash provided by financing activities	10,160	2,001	343

Exchange rate effect on cash and equivalents	(157)	61	197

Net increase (decrease) in cash and equivalents	23,807	6,804	(8,333)
Cash and cash equivalents, beginning of year	16,239	9,435	17,768

Cash and cash equivalents, end of year	$40,046	$16,239	$9,435

Non-cash investing and financing activities:
Reversal of deferred stock compensation relating to cancellation of stock options	—	$(20)	$(59)
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$15
Cash paid for income taxes	$302	$82	$1

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus develops, manufactures, and markets products for the detection, treatment, monitoring, and tracking of common disorders that may occur during the time from conception to a baby’s first birthday. Natus products are marketed under well-recognized brand names such as ALGO, Neometrics, Echo-Screen, and neoBLUE. Headquartered in San Carlos, California, Natus markets and sells its products worldwide through a direct sales force in the U.S. and through distributors in over 80 other countries. Additional information about Natus Medical can be found at www.natus.com.

In July 2003 the Company created and incorporated, Natus Acquisition Corporation, a U.S. based subsidiary, which acquired the assets of U.S. based, privately-held Neometrics, Inc. In September 2004 the Company acquired Fischer-Zoth Diagnosesysteme GmbH and related entities located near Munich, Germany.

In July 2000, the Company created and incorporated a wholly-owned subsidiary in Japan; this subsidiary was substantially liquidated during 2004. In December 2000, the Company created and incorporated a wholly-owned subsidiary in the U.K. In February 2006, The Company ceased selling through a direct sales force in the U.K. and began to sell through a distributor. The Company is currently evaluating whether or not it will maintain its U.K. subsidiary as a legal entity.

In January 2006, the Company acquired Bio-logic Systems Corp. as more fully described in Note 17— Subsequent Events.

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

Revenue Recognition

The Company recognizes revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers (generally upon shipment), when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sales to distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from the Neometrics newborn screening

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to 18 months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. The Company generally does not provide rights of return on products. The Company accepts trade-ins of its own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. The Company has entered into agreements with several GPOs that typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from the Company;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

GPOs do not generally purchase products from Natus. Hospitals, group practices, and other clinics that are members of a GPO purchase products directly from Natus under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products rather than as an expense. Revenue from sales to members of GPOs is otherwise consistent with our general revenue recognition policies as previously described.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company classifies its short-term investments as available-for-sale securities in accordance with the provision of the Statements of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value of securities judged to be other than temporary are included as a component of interest income.

Allowance for Doubtful Accounts

The Company must exercise judgment when assessing the sufficiency of its allowance for estimated uncollectible accounts receivable. These estimates are based on the Company’s historical collection experience

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

within the markets in which the Company operates as well as assessment of its average accounts receivable aging days and any other specific information of which the Company may be aware, such as bankruptcy filings or liquidity problems of its customers. When the Company determines that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that the Company’s allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and reduce its results of operations.

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

The Company sells its products primarily to hospitals and medical institutions. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for estimated potential bad debt losses. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2005 or 2004.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. The Company capitalizes costs associated with acquiring and installing software to be used for internal purposes.

Long-Lived Assets

The Company reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the years presented.

We test our goodwill for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value may be impaired. No impairment was recorded.

The Company is currently amortizing its acquired intangible assets with definite lives on a graded basis over periods ranging from 10 to 15 years. The Company ceased amortization of goodwill at the beginning of 2002 when it adopted SFAS No. 142.

Advertising Costs

Advertising costs are expensed as incurred, and totaled $74,000 in 2005, $134,000 in 2004, and $248,000 in 2003.

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

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2005, net foreign currency transaction gains and losses netted to zero. In both 2004 and 2003, net foreign currency transaction gains were approximately $28,000 and $5,000, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, and the British Pound Sterling and Euro.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to report by major components and as a single total the change in its net assets during the period from non-owner sources. The consolidated statement of comprehensive loss has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income consists of net unrealized gains and losses on available for sale securities and net translation gains and losses on foreign operations.

Net Income (Loss) per Common Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are shares underlying options under the Company’s stock option plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation when there is a loss, as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the year ended December 31, 2005, common stock equivalents of approximately 1,263,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share, and common stock equivalents of approximately 38,000 shares, outstanding as of December 31, 2005, were excluded from the calculation of diluted income per share because the exercise price of the such options was greater than the average market price of the stock during the period. For the years ended December 31, 2004 and 2003, common stock equivalents of approximately 2,772,047 and 2,332,319, determined as of the end of the respective years and without regard to the treasury stock method, were excluded from the weighted average shares outstanding used to calculate diluted (loss) per share because of their anti-dilutive effect.

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

The Company periodically performs a detailed analysis of the historical experience of the exercise and cancellation of options granted to employees dating back to January 1, 1995. The purpose of these analyses are primarily to re-evaluate one of the highly subjective assumptions used as an input in the Black-Scholes

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

calculation. In determining the expected life of options granted to employees, the Company must look to actual historical experience, and then determine if that experience will be representative of experience in the future, taking into account other relevant information. For the years ended December 31, 2005 and 2004, the Company has used Black-Scholes inputs that are based on these analyses, which indicate that the input for expected life should be 2.4 years.

Had compensation expense for the Company’s employee stock option awards been determined based on the fair value method at the grant dates using the Black-Scholes option pricing model consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts presented in the following table:

	Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$6,152	$(2,407)	$(2,744)
Add: Stock based compensation included in reported results, net of related tax effects	—	367	127
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(1,913)	(1,326)	(1,916)

Pro forma net income (loss)	$4,239	$(3,336)	$(4,533)

Basic earnings (loss) per share:
As reported	$0.35	$(0.14)	$(0.17)

Pro forma	$0.24	$(0.20)	$(0.28)

Diluted earnings (loss) per share:
As reported	$0.33	$(0.14)	$(0.17)

Pro forma	$0.23	$(0.20)	$(0.28)

The Company will adopt the provisions of SFAS No. 123(R), Share-Based Payment, effective January 1, 2006, using the modified prospective method. See Recently Issued Accounting Standards for a discussion of the estimated impact in 2006.

Deferred Stock Compensation

During the year ended December 31, 2001, the Company recorded deferred stock compensation expense of $2.7 million related to certain stock options granted to employees prior to the Company’s initial public offering. This amount was recorded as a reduction of stockholders’ equity and amortized on a graded vesting method over the option vesting periods. During the years ended December 31, 2004 and 2003, net deferred stock compensation amortization was $33,000 and $127,000, respectively. At December 31, 2004 no remaining deferred stock compensation was carried in stockholders equity.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides guidance regarding the adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis. On April 14, 2005, the SEC issued Release 2005-57, announcing their decision to delay the effective date of SFAS No. 123(R) from June 30, 2005 to January 1, 2006. SFAS No. 123(R) will be effective for the first quarter of the Company’s fiscal year beginning January 1, 2006.

SFAS No. 123(R) includes two transition methods. Upon adoption, the Company will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS No. 123(R) amounts in the income statement. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25, and as such, the Company generally recognizes no compensation cost for employee stock options.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service period under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company expects that implementation of SFAS No. 123(R) will result in additional expense related to share-based compensation of approximately $1.4 million before tax in 2006. This estimate is based on awards granted as of December 31, 2005. However, the actual expense in 2006 will depend on a number of factors, including the extent to which existing unvested awards expire pursuant to the terms of the awards, the fair value of future awards at the time of grant, and the number of share-based awards granted in 2006.

2—SHORT-TERM INVESTMENTS

At December 31, 2005, the weighted average maturities of the Company’s available-for-sale short-term investments was 40 days. The following table summarizes the estimated fair value these securities (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Balances at December 31, 2005
U.S. Government treasury bonds and corporate bonds	$12,116	$47	$—	$12,163

Balances at December 31, 2004
U.S. Government treasury bonds and corporate bonds	$19,407	$97	$—	$19,504

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2005	2004
Raw materials and subassemblies	$1,695	$1,968
Finished goods	1,787	2,379

Total	$3,482	$4,347

The balances at December 31, 2005 and 2004 reflect valuation reserves of approximately $143,000 and $543,000, respectively, related primarily to inventory deemed to have a fair market value less than cost.

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2005	2004
Office furniture and equipment	$3,223	$3,017
Computer software and hardware	2,925	2,538
Demonstration and loaned equipment	2,273	1,968
Leasehold improvements	499	466

	8,920	7,989

Accumulated depreciation and amortization	(6,804)	(5,486)

Total	$2,116	$2,503

Depreciation and amortization expense on property and equipment was $1.3 million and $1.4 million in the years ending December 31, 2005 and 2004, respectively.

5—GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,552	$(255)	$1,297	$1,556	$(167)	$1,389
Licensed technology	4,493	(1,108)	3,385	4,493	(658)	3,835
Tradenames and customer relationships	1,808	(316)	1,492	1,808	(184)	1,624

Amortizable intangible assets	7,853	(1,679)	6,174	7,857	(1,009)	6,848
Goodwill	3,864	(28)	3,836	2,547	(28)	2,519

Total amortizable intangibles assets and goodwill	$11,717	$(1,707)	$10,010	$10,404	$(1,037)	$9,367

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The goodwill of our U.K. subsidiary is denominated in British pounds sterling, and may fluctuate in carrying amount from period to period as the result in changes in exchange rates between the U.S. dollar and the U.K. currency.

Expected annual amortization expense related to amortizable intangible assets is as follows:

December 31,
2006	$624
2007	611
2008	610
2009	610
Thereafter	3,719

Total expected annual amortization expense	$6,174

Amortization expense related to amortizable intangible assets was as follows:

	Years Ended December 31,
	2005	2004	2003
Patents	$88	$20	$12
Licensed technology	450	274	183
Tradenames and customer relationships	132	107	77

Total amortization	$670	$401	$272

6—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2005	2004
Compensation and related benefits	$2,020	$2,054
Accrued federal, state, and local taxes	1,137	1,072
Accrued professional fees	777	305
Warranty reserve	248	253
Other	1,259	619

Total	$5,441	$4,303

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

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

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial one-year warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On the Company’s new products, where the Company does not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, they are relieved from the reserve.

Activity in the warranty reserve for the years ended December 31, 2005, 2004 and 2003 is presented in Item 15(a)(2) Exhibits and Financial Statement Schedules, Schedule II, Valuation and Qualifying Accounts.

8—STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share. On July 19, 2001, the Company completed an initial public offering of its shares pursuant to which it issued 5,750,000 common shares for proceeds of approximately $56,451,000, net of issuance costs.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2005, no shares of preferred stock were issued and outstanding.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Stock Option Plans

Effective August 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. In March 2005 and June 2005, respectively, the Board of Directors and Stockholders of the Company approved the Amended and Restated 2000 Stock Awards Plan (the “Restated Plan”). The Restated Plan was amended to broaden the types of equity awards available. In particular, the Restated Plan now allows for the grant of restricted stock awards, stock bonuses, stock appreciation rights, and restricted stock units. Each year beginning January 1, 2002, the aggregate number of shares reserved under the Restated Plan will automatically increase by the lesser of (i) 1,500,000, (ii) 7% of the shares of common stock outstanding at the end of preceding year, or (iii) an amount determined by the Board of Directors. On January 1, 2006, the number of shares reserved under the Restated Plan increased by 1,291,133 shares. The Restated Plan provides for the granting of: (i) incentive stock options to employees, and (ii) nonqualified stock options, restricted stock, stock bonuses, stock appreciation rights, or restricted stock units to employees, directors, and consultants.

Under the Restated Plan, incentive and nonqualified stock options may be issued at not less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options issued under the Restated Plan become exercisable as determined by the Board of Directors and expire no more than ten years after the date of grant. Most options vest ratably over four years. For those optionees who, at the time the option is granted, own stock representing more than 10% of the voting power of all classes of stock of the Company, stock options may be issued at not less than 110% of the fair market value of the stock at the date of grant, and the options expire five years after the date of grant. At December 31, 2005, 3,150,253 shares were available for grant of future options under the Restated Plan. The Company also has the 1991 Stock Option Plan (the “1991 Plan”) and the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which provided for the granting of incentive stock options to employees and nonqualified stock options to employees and consultants. Options outstanding under the 1991 Plan and Supplemental Plan generally were governed by the same terms as those under the 2000 Plan. At the time of the Company’s initial public offering, the 1991 Plan and Supplemental Plan were terminated such that no new options may be granted under these plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

In addition, effective August 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). The Director Plan provides for an initial grant to new nonemployee directors of options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for six months. The Company reserved a total of 400,000 shares of common stock under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. At December 31, 2005, 424,751 shares were available for grant of future options under the Director Plan. On January 1, 2006, the number of shares reserved under the Director Plan increased by 92,224 shares.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

A summary of option activity under various option plans is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2002 (884,263 shares exercisable at a weighted average exercise price of $3.41 per share)	2,368,819	$4.26

Granted (weighted average fair value of $2.10 per share)	653,516	$4.17
Exercised	(178,830)	$1.83
Cancelled	(511,186)	$4.75

Outstanding, December 31, 2003 (981,681 shares exercisable at a weighted average exercise price of $3.78 per share)	2,332,319	$4.32

Granted (weighted average fair value of $1.69 per share)	1,439,950	$4.71
Exercised	(608,548)	$3.39
Cancelled	(391,647)	$5.96

Outstanding, December 31, 2004 (1,258,179 shares exercisable at a weighted average exercise price of $4.51 per share)	2,772,074	$4.52
Granted (weighted average fair value of $3.92 per share)	606,250	$10.03
Exercised	(618,921)	$4.13
Cancelled	(84,348)	$5.32

Outstanding, December 31, 2005 (1,249,337 shares exercisable at a weighted average exercise price of $5.01 per share)	2,675,055	5.81

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding as of 12/31/05	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$ 0.25 – $ 3.45	356,886	$3.00	6.06	300,726	$2.93
$ 3.46 – $ 3.84	174,380	$3.60	7.13	125,992	$3.60
$ 3.85 – $ 4.07	500,000	$4.07	8.27	91,666	$4.07
$ 4.08 – $ 4.50	158,067	$4.30	7.36	95,158	$4.26
$ 4.51 – $ 4.51	309,542	$4.51	8.13	141,023	$4.51
$ 4.52 – $ 6.25	418,000	$5.74	6.45	330,734	$5.83
$ 6.26 – $10.00	153,030	$7.54	8.80	44,123	$7.64
$10.01 – $10.03	522,900	$10.03	9.44	84,893	$10.03
$10.04 – $14.38	77,250	$11.07	7.94	35,022	$11.28
$14.39 – $18.09	5,000	$18.09	9.95	—	$0.00

$ 0.25 – $18.09	2,675,055		7.80	1,249,337

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Fair values of the options granted under the stock option plans were estimated at grant dates using a Black-Scholes option pricing model. The Company used the multiple option award approach and the following assumptions:

	Years Ended December 31,
	2005	2004	2003
Expected life in years—Stock options	2.4	2.4	5.5
Risk free interest rate—Stock options	3.9%	2.7%	2.7%
Expected volatility	71%	59%	54%
Dividend yield	None	None	None

Employee Stock Purchase Plan

In August 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “Purchase Plan”) and reserved 1,000,000 shares of the Company’s common stock for issuance thereunder. Each year, beginning January 1, 2003, the aggregate number of shares reserved for issuance under the Purchase Plan will automatically increase by a number of shares equal to the lesser of (i) 650,000, (ii) 4% of the shares of common stock outstanding on the last day of the preceding fiscal year or (iii) an amount determined by the Board of Directors. Adoption of the Purchase Plan became effective at the time of the initial public offering. Under the Purchase Plan, eligible employees can elect to have salary withholdings of up to 15% of their base compensation to purchase shares of common stock. On December 29, 2005, the Board of Directors of the Company approved certain amendments to the Purchase plan to (i) terminate ongoing Offerings as of December 31, 2005, (ii) provide for future Offerings to commence on January 1, 2006 (ending on April 30, 2006), and each November 1 and May 1 (respectively ending on each April 30 and October 31) thereafter until further amended, and (iii) further provide that the purchase price for Offerings commencing after December 31, 2005 shall be 85% of the fair market value on the date of purchase rather than 85% of the lower of the fair market value on the first day of the Offering and the last date of the Offering. The amendments did not require stockholder approval. There were 85,493 shares issued under the Purchase Plan in 2005. At December 31, 2005, 3,160,003 shares were reserved for future issuance under the Purchase Plan. The number of shares reserved under the Purchase Plan increased by 650,000 shares on January 1, 2006.

9—COMMITMENTS

Leases

The Company has entered into noncancelable operating leases for its facilities located in the U.S. through June 2010. Minimum lease payments under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2006	$486
2007	481
2008	432
2009	454
Thereafter	232

Total minimum lease payments	$2,085

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled approximately $844,000, $902,000, and $943,000 in 2005, 2004 and 2003, respectively.

Purchase Commitments

The Company had various firm purchase commitments for inventory totaling approximately $5.2 million at December 31, 2005.

10—RESTRUCTURING RESERVE

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was initiated in June 2004, including the write-down of capital assets, inventory, and prepaid expenses of $80,000, facilities-related costs of $38,000, and accrued professional-service fees related to the liquidation totaling $29,000. Employees involved in the workforce reduction were not required to render additional services to the Company and their employment with the Company ceased on June 30, 2004. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs were accrued as incurred. The Company did not record any additional restructuring costs in the year ended December 31, 2005, and believes it will not record any additional restructuring charges related to the June 2004 cost reduction plan. As of December 31, 2005, all of the obligations related to the restructuring have been satisfied.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the June 2004 operating cost reduction plan (in thousands):

	Beginning Balance	Expenses Accrued	Paid/ Written off	Ending Balance
Year ending December 31, 2004:
Employee termination benefits	$—	$629	$(454)	$175
Japan subsidiary liquidation	—	147	(147)	—

Totals	$—	$776	$(601)	$175

Year ending December 31, 2005:
Employee termination benefits	$175	$—	$(175)	$—
Japan subsidiary liquidation	—	—	—	—

Totals	$175	$—	$(175)	$—

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

11—INCOME TAXES

The components of the Company’s income tax expense for the years ended December 31, 2005, 2004, and 2003 consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current
U.S. Federal	$83	$—	$—
U.S. State and local	36	29	4
Non-U.S.	485	268	—

Total current tax expense	604	297	4

Deferred
U.S. Federal	—	—	—
U.S. State and local	—	—	—
Non-U.S.	(95)	—	—

Total deferred tax (benefit)	(95)	—	—

Total income tax expense	$509	$297	$4

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$7,351	$7,246
Credit carryforwards	1,176	829
Accruals deductible in different periods	729	1,082
Basis difference in fixed and intangible assets	523	875
Employee benefits	139	132

Total net deferred tax assets	9,918	10,164
Valuation allowance	(9,918)	(10,164)

Total deferred tax assets	$—	$—

Deferred tax liabilities:
Basis difference in fixed an intangible assets	$(734)	$—

Total net deferred tax liabilities	$(734)	$—

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The Company’s amount of income tax recorded differs from the amount using the federal statutory rate of 34%, 35% and 35%, for 2005, 2004, and 2003 respectively are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Federal statutory tax expense (benefit)	$2,257	$(739)	$(960)
State tax expense (benefit)	270	(121)	(158)
Difference in US and foreign rates	22	356	—
Valuation allowance	(2,167)	380	1,286
Acquired in process research and development	—	191	—
Stock compensation expense on incentive stock options	—	149	9
California net operating loss limitation	—	—	57
Adjustment of prior-year research and development credit	—	—	(228)
Other	127	81	(2)

Total expense	$509	$297	$4

At December 31, 2005, the Company had total federal and state net operating loss carryforwards of approximately $20.4 million and $7.0 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008 through 2025, and the state net operating loss carryforwards expire through 2015. At December 31, 2006 the Company had credit carryforwards available of approximately $701,000 for federal tax purposes that expire through 2023, and $475,000 for California purposes of which a portion will expire through 2009.

The extent to which the federal and California operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $9.9 million and $10.2 million were recorded during the years ended December 31, 2005 and 2004 respectively. Approximately $2.2 million of the valuation allowance on the deferred tax assets is related to deductions arising from the exercise of employee stock options, the benefit of which will be allocated to paid in capital rather than current expense when recognized. The impact of the valuation allowance on the effective tax rate does not include the impact of the stock option deduction, as this portion of the valuation allowance is recorded in additional paid in capital.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2005 we recorded approximately $101,000 of additional paid in capital related to exercises of non-qualified stock options by employees. In 2004 and 2003 we did not record any additional paid in capital related to non-qualified stock option exercises by employees.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2005 because such earnings are intended to be reinvested indefinitely. Approximately $1.1 million of foreign earnings would be subject to tax if repatriated, resulting in U.S. taxes of approximately $450,000.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

12—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. Employer matching contributions were $72,000 in 2005, while there were no employer matching contributions in 2004 or 2003. Employer contributions vest ratably over two years from date of employment.

13—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

The Company currently operates in one reportable segment, the Medical Devices and Related Supplies segment. With the exception of the Company’s Neometrics newborn screening data management products (“Neometrics product line”), the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all of the Company’s product lines. The Neometrics product line is differentiated from the Company’s other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA, and revenue is recognized under the percentage of completion basis. We acquired the Company’s Neometrics product line on July 1, 2003. We previously reported segment operating results for the Neometrics product line. However, for the year ending December 31, 2005, the product line did not meet the quantitative thresholds for segment reporting and is therefore included in all the other reconciling line. We also believe that revenue and earnings from the Neometrics product line will not be of continuing significance in the future, particularly given the impact of the Company’s acquisition of Bio-logic in January 2006 on the Company’s future results.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

The table below presents information about the Company’s reportable segments (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenue:
Medical devices and related supplies	$40,777	$33,665	$29,291
All other	2,268	2,851	1,715

Total consolidated revenue	$43,045	$36,506	$31,006

Operating income (loss):
Medical devices and related supplies	$5,644	$1,035	$(3,197)
All other	(211)	(747)	(24)

Segment sub-total	5,433	288	(3,221)
Non-recurring charges	—	(1,646)	—

Total consolidated operating loss	$5,433	$(1,358)	$(3,221)

Depreciation and amortization:
Medical devices and related supplies	$1,692	$1,440	$1,298
All other	296	409	171

Total consolidated depreciation and amortization	$1,988	$1,849	$1,469

Assets:
Medical devices and related supplies	$20,955	$19,646	$15,002
All other	4,232	3,868	4,042
Corporate assets	52,209	35,743	37,976

Total consolidated assets	$77,396	$59,257	$57,020

Substantially all of the amounts reported above as “all other” relate to the Neometrics product line.

The following is revenue and long-lived asset information by geographic region (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenue:
United States	$27,494	$26,537	$23,875
Foreign countries	15,551	9,969	7,131

	$43,045	$36,506	$31,006

Long-lived assets:
United States	$5,988	$6,681	$7,217
Foreign countries	6,138	5,189	233

	$12,126	$11,870	$7,450

In 2005, 2004 and 2003, sales to no single customer, and sales in no single country, accounted for greater than 10% of revenue.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

14—BUSINESS COMBINATIONS

Fischer-Zoth

In September 2004, the Company purchased all the common stock of privately held Fischer-Zoth Diagnosesysteme GmbH and affiliated entities (Fischer-Zoth), as well as intangible assets held individually by the owners of
Fischer-Zoth, for $5.7 million in cash, including direct costs of the acquisition. In addition, there is the potential for additional purchase consideration contingent upon the purchased entities achieving certain performance objectives.

During 2005 the Company paid EUR 407,000 (approximately $480,000 at the then current USD/EUR exchange rate) of additional purchase consideration related to sales results of the Fischer-Zoth Echo-Screen product. The amount was recorded as an increase of goodwill. The maximum amount of additional purchase consideration related sales of the product during the 12-month periods ending September 30, 2006 and 2007 is 1.0 million Euro in total (approximately $1.2 million based on the USD/EUR exchange rate at December 31, 2005).

In March 2006, EUR 8,300 (approximately $15,000 at the then current USD/EUR exchange rate) of additional purchase consideration was paid related to sales results of the Fischer-Zoth Cochlea-Scan Product. The additional purchase consideration will be recorded as an increase of goodwill. The maximum amount of additional purchase consideration related to sales of product in the five 12-month periods ending December 31, 2006 through 2010 is not capped; however, the Company has a reasonable expectation that the amount will not exceed 210,000 Euro in total (approximately $450,000 based on the USD/EUR exchange rate at December 31, 2005).

In June 2004 the Company announced its intent to divest its Neogenesis line of products, which it acquired in July 2003. This component is accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for all periods presented.

15—DISCONTINUED OPERATIONS

On September 30, 2004 the Company sold its Neogenesis line of products to a privately-held company. This component is accounted for as a discontinued operation in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets for all periods presented. Assets with a book value of approximately $300,000 were sold for $10,000 cash and a $364,000 promissory note. The Company reserved for the entire promissory note because of the uncertainty of its collectability. The divestiture of the Neogenesis line of products was completed in 2004 and the Company does not expect to record additional losses from discontinued operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

Amounts reported in discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Loss from operations of discontinued unit:
Revenue	$—	$608	$596
Cost of revenue	—	598	462

Gross profit	—	10	134
Operating expenses	—	782	250

Discontinued Operations	—	(772)	(116)

Reported loss on disposal:
Gain on sale of discontinued operations	—	64	—
Less amount reserved based on collectability	—	(354)	—

Reported loss on sale of discontinued operations	—	(290)	—

Total consolidated revenue	$—	$(1,062)	$(116)

The Company received no tax benefit from the losses from discontinued operations.

The promissory note is payable in equal monthly payments of approximately $3,500 beginning April 2005 and continuing through October 2009, at which time the balance of $200,000 becomes due. During the year ended December 31, 2005, the Company received approximately $24,600 of payments associated with the promissory note, which were recorded as components of interest income and other income net.

16—INDEMNIFICATIONS

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2005.

17—SUBSEQUENT EVENTS

Acquisition of Bio-logic System Corp.

On January 5, 2006, the Company acquired Bio-logic Systems Corp. (“Bio-logic”) pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. Pursuant to the terms of the merger agreement,

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2005, 2004 and 2003

each outstanding share of Bio-logic common stock was converted into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock was cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The total aggregate payment by the Company to the former stockholders and option holders of Bio-logic was approximately $68.8 million, exclusive of direct costs associated with the acquisition.

Wells Fargo Senior Credit Facility

On January 4, 2006, the Company entered into (i) a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), (ii) a Term Commitment Note (the “Note”) in favor of Wells Fargo and (iii) a Security Agreement in favor of Wells Fargo (the “Security Agreement”, and together with the Credit Agreement and the Note, the “Credit Facility Documents”).

Pursuant to the terms of the Credit Facility Documents, on January 5, 2006, Wells Fargo made an advance to the Company of $10 million secured by a security interest in the assets of the Company. The proceeds of such advance were used solely to assist in financing the acquisition of Bio-logic. The outstanding principal balance under the Note as of the close of business on January 30, 2006 is payable in installments over forty-eight (48) months, with a final installment consisting of all remaining unpaid principal due and payable in full on December 31, 2009. The outstanding principal balance under the Note will bear interest, at either a floating rate or a fixed rate at the election of the Company as follows (i) a fluctuating rate per annum one-quarter percent (0.25%) above the Prime Rate (as defined in the Note) in effect from time to time, or (ii) at a fixed rate per annum determined by Wells Fargo to be two and one-half percent (2.50%) above LIBOR (as defined in the Note) in effect on the first day of applicable one-, two- or three-month Fixed Rate Terms (as defined in the Note). The Note can be prepaid without penalty, (i) at any time if the Company elects to have interest determined under a fluctuating rate, or (ii) at the completion of any one-, two-, or three-month Fixed Rate Term.

The Credit Agreement contains covenants, including covenants relating to liquidity and other financial measurements, financial reporting and notification, compliance with laws, maintenance of books and records, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations, and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect.

Integration Plan

On January 9, 2006, the Company initiated an integration plan (the “Plan”) related to the acquisition by the Company of
Bio-logic. Under the Plan, the Company will reduce the size of its combined workforce by approximately 23 employees, representing approximately 10% of the workforce of the Company. The objectives of the Plan are to eliminate redundant costs resulting from merging the Company and Bio-logic and improve efficiencies in operations. A majority of notifications to employees was completed during the week of January 9, 2006, and the Company expects that substantially all of the staff reductions will be completed by March 31, 2006. The Company anticipates its combined workforce will be approximately 220 employees once the Plan is completed.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

2.1	Agreement and Plan of Merger dated October 16, 2005, by and among Natus Medical Incorporated, Bio-logic Systems Corp. and Summer Acquisition Corporation	8-K	10.1	000-33001	10/19/2005

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	S-1	3.2	333-44138	08/18/2000

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Voting Agreement dated February 14, 2003 between Natus Medical Incorporated and Perry Corp.	8-K	4.3	000-33001	02/25/2003

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.4	Natus Medical Incorporated 2000 Director Option Plan	S-1	10.4	333-44138	08/18/2000

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	Patent License Agreement dated June 30, 1998 between Natus Medical Incorporated and The Leland Stanford Junior University	S-1	10.7	333-44138	08/18/2000

10.7	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.9	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.10	6th Amendment to Lease Agreement dated June 30, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy

10.11*	Memorandum of Understanding dated December 7, 2000 between Natus Medical Incorporated and The Ludlow Company LP	S-1	10.14	333-44138	08/18/2000

10.12	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.12.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.23	Employment Agreement dated as of November 18, 2002 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.23	000-33001	03/27/2003

10.24*	Transition Agreement and Release dated January 30, 2004 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.26	000-33001	04/08/2004

10.25	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.24	000-33001	03/27/2003

10.26	Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 12, 2004	10-Q	10.28	000-33001	05/13/2004

10.27	Agreement and General Release dated July 30, 2004 between Natus Medical Incorporated and George Ryan	10-Q	10.29	000-33001	08/13/2004

10.28	Agreement and General Release dated August 6, 2004 between Natus Medical Incorporated and Mark Foster	10-Q	10.30	000-33001	08/13/2004

10.29	Common Stock Purchase Agreement dated October 16, 2005, by and between Natus Medical Incorporated and the D3 Family Funds	8-K	10.2	000-33001	10/19/2005

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.30	Credit Agreement dated as of January 4, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association

10.31	Term Commitment Note in the principal amount of $10,000,000, dated January 4, 2006 in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	01/09/2006

10.32	Security Agreement dated as of January 4, 2006 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.3	000-33001	01/09/2006

16.1	Letter regarding change in certifying accountants	10-K	16.1	000-33001	04/08/2004

16.2	Letter regarding change in certifying accountants	8-K	16.1	000-33001	08/19/2005

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see page 62)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.