Form 10-Q
period 2006-03-31
NATUS MEDICAL INC
filed 2006-05-15
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 11, 2006, was 18,607,211

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2006 (unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,000	$40,046
Short-term investments	—	12,163
Accounts receivable, net of allowance for doubtful accounts of $518 and $173	12,880	8,460
Inventories, net	7,439	3,482
Prepaid expenses and other current assets	848	1,041
Deferred tax asset	601	—

Total current assets	31,768	65,192

Property and equipment, net	8,752	2,116
Intangible assets	29,422	6,174
Goodwill	26,692	3,836
Other non-current assets	759	78

Total assets	$97,393	$77,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,410	$1,817
Accrued liabilities	8,266	5,441
Current portion of note payable	2,500	—
Deferred revenue	1,563	439

Total current liabilities	16,739	7,697

Non-current deferred tax liability	7,937	734
Non-current portion of note payable	6,875	—

Total liabilities	31,551	8,431

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 18,570,933 and 18,444,753	101,341	99,634
Accumulated deficit	(35,429)	(30,750)
Accumulated other comprehensive income (loss)	(70)	81

Total stockholders’ equity	65,842	68,965

Total liabilities and stockholders’ equity	$97,393	$77,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue	$19,383	$9,702
Cost of revenue	7,294	3,870

Gross profit	12,089	5,832

Operating expenses:
Marketing and selling	5,161	2,605
Research and development	2,490	993
General and administrative	2,155	1,363
Acquired in-process research and development	5,900	—

Total operating expenses	15,706	4,961

Income (loss) from operations	(3,617)	871
Other income (expense), net	(113)	192

Income (loss) before provision for income tax	(3,730)	1,063
Provision for income tax	949	153

Net income (loss)	$(4,679)	$910

Earnings (loss) per share:
Basic	$(0.25)	$0.05

Diluted	$(0.25)	$0.05

Weighted average shares used in the calculation of net income per share
Basic	18,485	17,156
Diluted	18,485	18,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$(4,679)	$910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Acquired in process research and development	5,900	—
Accounts receivable reserves	28	9
Inventory reserves	96	—
Depreciation and amortization	1,003	464
Warranty reserves	226	37
Stock based compensation	357	—
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(270)	1,205
Inventories	(1,833)	873
Other assets	371	44
Accounts payable	1,455	(1,331)
Accrued liabilities	(3,353)	(250)
Deferred revenue	304	78

Net cash provided by (used in) operating activities	(395)	2,039

Investing activities:
Acquisition of business, net of cash acquired	(51,580)	—
Acquisition of property and equipment	(661)	(302)
Deposits and other assets	523	—
Purchases of short-term investments	—	26,000
Sales of short-term investments	12,165	(18,188)

Net cash provided by (used in) investing activities	(39,553)	7,543

Financing activities:
Proceeds from stock option exercises and ESPP	680	168
Borrowing on credit facility	10,000	—
Payments on borrowings	(625)	—

Net cash provided by financing activities	10,055	168

Exchange rate effect on cash and cash equivalents	(153)	165

Net increase (decrease) in cash and cash equivalents	(30,046)	9,915
Cash and cash equivalents, beginning of period	40,046	16,239

Cash and cash equivalents, end of period	$10,000	$26,154

Non-cash investing and financing activities:
Tax benefit of exercised options relating to acquisition of Bio-logic	$670	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$165	$—
Cash paid for income taxes	$342	$41

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1- Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). Except as updated below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission and they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated in consolidation.

Shipping Terms

Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, contains the Company’s revenue recognition policies. Those policies remain unchanged, except that shipping terms for some neurology and sleep-diagnostic systems gained through our acquisition of Bio-logic Systems Corp. (“Bio-logic”) are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery.

Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$(4,679)	$910
Unrealized gain on available-for-sale securities	2	4
Foreign currency translation adjustment	(153)	163

Comprehensive income (loss)	$(4,830)	$1,077

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended March 31,
	2006	2005
Beginning balance	$68,965	$52,728
Net income (loss)	(4,679)	910
Proceeds from stock option exercises and ESPP	680	168
Tax benefit upon exercise of non-qualified stock options	1,026	—
Comprehensive income (loss)	(151)	167

Ending balance	$65,842	$53,973

2- Basic and Diluted Net Income (Loss) Per Common Share

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

For the three months ended March 31, 2006, common stock equivalents of approximately 1,782,000 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the three months ended March 31, 2005, common stock equivalents of approximately 1,278,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the same period, approximately 50,000 shares of common stock equivalents were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the period.

3- Business Combinations

Bio-logic Systems Corp.

On January 5, 2006, the Company acquired Bio-logic pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. The Company made this acquisition to supplement its hearing screening business with the addition of Bio-logic’s diagnostic hearing products as well as to open up new market opportunities in the areas of EEG diagnosis and monitoring of neurological dysfunction and sleep disorders. Pursuant to the terms of the merger agreement, each outstanding share of Bio-logic common stock was converted into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock was cancelled, with the holder of the option receiving for each share covered by the option an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The total purchase price was $69.5 million, including the payment of $68.8 million to the former stockholders and option holders of Bio-logic and $650,000 of direct costs incurred by the Company.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Bio-logic at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $23.4 million. No portion of this goodwill is expected to be deductible for tax purposes. Bio-logic’s results of operations are included in our consolidated financial statements from the date of acquisition.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The determination of estimated fair value required management to make significant estimates and assumptions. We hired independent third parties to assist in the valuation of assets. The purchase price allocation is preliminary. The release of valuation allowance for deferred tax assets has been estimated and may change pending the finalization of a study of potential limitations on tax net operating loss and credit carryforwards, and final determination of deferred tax liabilities associated with the acquisition (see Note 10). The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$17,875
Accounts receivable	4,179
Property and equipment	6,412
Identifiable intangible assets:
Core technology	17,100
Developed technology	4,200
Tradenames	2,500
Goodwill	23,380
Other assets	3,094
Release of valuation allowance for deferred tax assets	4,886
Deferred tax liabilities	(11,488)
Other liabilities assumed	(8,583)
In-process research and development	5,900

Total purchase price	$69,455

Intangible assets included in the purchase allocation consist of: (1) core technology of $17.1 million assigned a weighted average economic life of 19 years, (2) developed technology of $4.2 million assigned a weighted average economic life of 10 years, and, (3) tradenames valued at $2.5 that have an indefinite life. The core technology is being amortized on a combination of straightline and graded methods of amortization depending upon the extent to which the technology has changed over time. The developed technology is being amortized on a graded method.

There are several methods that can be used to determine the estimated fair value of the acquired intangible assets and in-process research and development (“IPR&D”). We utilized the multi-period excess earnings method (“MPEE”), which is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible assets are then discounted to their present value. The projections are based on factors such as relevant market size and acceptance of the technology, patent protection, historical pricing of similar products, and expected industry trends. The MPEE method was applied to six discreet Bio-logic product lines and the IPR&D. We used discount rates ranging from 20% to 23% in valuing the acquired core technology and developed technology, and 28% for the IPR&D.

The IPR&D represents a development project for an ambulatory recorder/amplifier for the Bio-logic Ceegraph and Sleepscan systems. At the date of the acquisition there was a significant risk associated with the technological viability of the device. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on this new technology. In accordance with FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, these IPR&D intangible assets have been written off by a charge to income immediately subsequent to the acquisition because the ambulatory recorder/amplifier does not have any alternative future use. This charge is not deductible for tax purposes. The ongoing activity with respect to the project under development is not material to our research and development expenses.

The following unaudited pro forma combined results of operations of Natus for the three months ended March 31, 2006 and 2005 are presented as if the acquisition of Bio-logic had occurred on the first day of the periods presented.

Unaudited Pro Forma Financial Information:

	Three months ended March 31,
	2006	2005
	(in thousands, except per share data)
Combined Statements of Operations Data
Revenue	$19,486	$17,646

Net income (loss)	$(7,251)	$1,035

Pro forma diluted earnings (loss) per share	$(0.39)	$0.06

Shares used in computing pro forma basic or diluted earnings (loss) per share	18,485	18,435

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had we acquired Bio-logic on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

For the period of January 1, 2006 through January 4, 2006, the following material, nonrecurring items are included in the pro forma results of operations (in thousands):

Accruals related to integration plan (See Note 12)	2,927
Employer payroll taxes upon acceleration of stock option vesting	487

Neometrics

In July 2003, the Company purchased substantially all of the assets of Neometrics, Inc. for $3.6 million in cash plus the assumption of certain liabilities. During the three months ended March 31, 2006, the Company resolved certain claims related to the acquisition and received $400,000 cash from the sellers as a settlement. The amount was recorded as a reduction of goodwill.

Natus Neonatal, Ltd.

During the three months ended March 31, 2006, the Company ceased selling through a direct sales force in the U.K. and began to sell through a distributor. Related to this action the Company wrote off approximately $75,000 of goodwill associated with the Company’s U.K. subsidiary. At March 31, 2006 the U.K. subsidiary has no employees and insignificant assets or liabilities other than cash and accounts receivable.

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets acquired through the Company’s acquisitions of Neometrics, Fischer-Zoth, and Bio-logic for the three months ended March 31, 2006 and 2005 was $566,000 and $173,000, respectively.

4- Inventories

Inventories consisted of (in thousands):

	March 31, 2006	December 31, 2005
Raw materials and subassemblies	$3,694	$1,695
Finished goods	3,745	1,787

Total	$7,439	$3,482

The balances at March 31, 2006 and December 31, 2005 reflect valuation reserves of $695,000 and $143,000, respectively, related primarily to specific inventory that has a cost basis that is potentially greater than its net realizable value.

5- Property and Equipment

Property and equipment consisted of (in thousands):

	March 31, 2006	December 31, 2005
Land	$3,729	$—
Building	2,200	—
Leasehold improvements	507	499
Office furniture and equipment	3,562	3,223
Computer software and hardware	3,117	2,925
Demonstration and loaned equipment	2,515	2,273

	15,630	8,920
Accumulated depreciation	(6,878)	(6,804)

Total	$8,752	$2,116

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Substantially all of the $6.7 million increase in the cost basis of property and equipment from December 31, 2005 to March 31, 2006 resulted from the acquisition of Bio-logic.

6- Wells Fargo Credit Facility

On January 4, 2006, the Company entered into (i) a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, (ii) a Term Commitment Note (the “Note”) in favor of Wells Fargo and (iii) a Security Agreement in favor of Wells Fargo (the “Security Agreement”), (collectively the “Credit Facility Documents”).

Pursuant to the terms of the Credit Facility Documents, on January 5, 2006, Wells Fargo advanced $10 million to the Company, which obligation is represented by the Note and secured by a security interest in the Company’s assets. The proceeds of such advance were used solely to assist in financing the acquisition of Bio-logic. The outstanding principal balance under the Note as of the close of business on January 30, 2006 is payable in installments over forty-eight (48) months, with a final installment consisting of all remaining unpaid principal due and payable in full on December 31, 2009. The outstanding principal balance under the Note will bear interest, at either a floating rate or a fixed rate at the election of the Company as follows: (i) a fluctuating rate per annum one-quarter percent (0.25%) above the Prime Rate (as defined in the Note) in effect from time to time, or (ii) a fixed rate per annum determined by Wells Fargo to be two and one-half percent (2.50%) above LIBOR (as defined in the Note) in effect on the first day of applicable one-, two- or three-month Fixed Rate Terms (as defined in the Note). The Note can be prepaid without penalty, (i) at any time if the Company elects to have interest determined under a fluctuating rate, or (ii) at the completion of any one-, two-, or three-month Fixed Rate Term.

The Credit Agreement contains covenants, including covenants relating to liquidity and other financial measures and provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company is in compliance with all covenants currently in effect.

Balances on the note were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Note payable	$9,375	$—
Less current portion	(2,500)	—

Non-current portion of note payable	$6,875	$—

7- Reserve For Product Warranties

The Company provides a one-year warranty on all medical device products. The Company also sells extended service agreements on its medical device products. Service for domestic customers is provided by Company-owned service centers that perform all service, repair and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial one-year warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where the Company does not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, the reserve is reduced.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Activity in the warranty reserve during the three months ended March 31, 2006 and 2005 consisted of (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance - beginning of period	$554	$253
Warranty accrued for the period	226	37
Repairs for the period	(34)	(49)

Balance – end of period	$746	$241

8- Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2006	2005
Investment income	$169	$183
Interest expense	(165)	—
Foreign currency exchange gain (loss)	(128)	9
Other	11	—

Total other income (expense), net	$(113)	$192

9- Stock-Based Compensation

Stock Based Compensation - Prior to January 1, 2006, the Company accounted for employee equity-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 and Statement of Financial Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Since the Company granted options with exercise prices equal to the fair value of the Company’s stock on the date of the grant, no intrinsic value and therefore no expense was recorded for these options under APB 25.

Effective January 1, 2006 the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective approach, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements that were used in calculating pro forma stock-based compensation expense under SFAS 123. However, in preparation for adopting SFAS 123R, the Company reviewed the inputs for volatility under the Black-Scholes valuation methodology and determined that the volatility inputs originally used for grants of options in 2004 and 2005 were higher than they should have been, which had the effect of overstating the pro forma cost of those options. Accordingly, the Company is now using a historical volatility of 35% to determine the fair value of those options, rather than 71% as originally reported. This change did not have a material impact on the reported pro forma expense associated with those options. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four-year vesting period.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $357,000, which reduced gross profit by $24,000, increased the loss before provision for income tax by $357,000, and increased the net loss by $211,000. The impact on basic and diluted net loss per share for the three months ended March 31, 2006 was to increase the loss per share by $0.01. For the three months ended March 31, 2005, the Company did not recognize any stock-based compensation expense under the intrinsic value method. On a pro forma basis, the Company’s stock-based compensation during the three months ended March 31, 2005 was $306,000.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2006, such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of FAS 123R and for the three months ended March 31, 2006, the Company did not record a cumulative adjustment to account for the expected forfeitures of stock-based awards granted to non-employees prior to January 1, 2006, (primarily consultants to the Company), for which the Company previously recorded an expense, as this adjustment is not material.

Stock Plans - Effective August 2000, the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) and reserved 1,500,000 shares of common stock for issuance under the 2000 Plan. Each year beginning January 1, 2002, the aggregate number of shares reserved for issuance under the 2000 Plan will automatically increase by the lesser of (i) 1,500,000, (ii) 7% of the shares of common stock outstanding at the end of preceding year, or (iii) an amount determined by the Board of Directors. In March 2005 and June 2005, respectively, the Board of Directors and Stockholders of the Company approved the Amended and Restated 2000 Stock Awards Plan (the “Restated Plan”). The Restated Plan was amended to broaden the types of equity awards available. In particular, the Restated Plan now allows for the grant of restricted stock awards, stock bonuses, stock appreciation rights, and restricted stock units. On January 1, 2006, the number of shares reserved for issuance under the Restated Plan increased by 1,291,133 shares. The Restated Plan provides for the granting of: (i) incentive stock options to employees, and (ii) nonqualified stock options, restricted stock, stock bonuses, stock appreciation rights, or restricted stock units to employees, directors, and consultants.

Under the Restated Plan, incentive and nonqualified stock options may be issued at not less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options issued under the Restated Plan become exercisable as determined by the Board of Directors and expire no more than ten years after the date of grant. Most options vest ratably over four years. For those optionees who at the time the option is granted own stock representing more than 10% of the voting power of all classes of stock of the Company, stock options may be issued at not less than 110% of the fair market value of the stock at the date of grant, and the options expire five years after the date of grant.

The Company also has adopted the 1991 Stock Option Plan (the “1991 Plan”) and the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which provided for the granting of incentive stock options to employees and nonqualified stock options to employees and consultants. Options outstanding under the 1991 Plan and Supplemental Plan generally were governed by the same terms as those under the 2000 Plan. At the time of the Company’s initial public offering, the 1991 Plan and Supplemental Plan were terminated such that no new options may be granted under these plans. Outstanding options at the date of the initial public offering remain outstanding under their original terms.

In August 2000, the Company adopted the 2000 Director Option Plan (the “Director Plan”). The Director Plan provides for an initial grant to new nonemployee directors of options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director will be granted an option to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the director has served on the board of directors for six months. The Company reserved a total of 400,000 shares of common stock for issuance under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. On January 1, 2006, the number of shares reserved for issuance under the Director Plan increased by 92,224 shares.

Employee Stock Purchase Plan - In August 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) and reserved 1,000,000 shares of the Company’s common stock for issuance thereunder. Each year, beginning January 1, 2003, the aggregate number of shares reserved for issuance under the ESPP will automatically increase by a number of shares equal to the lesser of (i) 650,000, (ii) 4% of the shares of common stock outstanding on the last day of the preceding fiscal year or (iii) an amount determined by the Board of Directors. Adoption of the ESPP became effective at the time of the initial public offering. Under the ESPP, eligible employees can elect to have salary withholdings of up to 15% of their base compensation to purchase shares of common stock.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

On December 29, 2005, the Board of Directors of the Company approved certain amendments to the ESPP to (i) terminate ongoing 24-month offering periods as of December 31, 2005, (ii) provide for future 6-month offering periods to commence on January 1, 2006 (ending on April 30, 2006), and each November 1 and May 1 (respectively ending on each April 30 and October 31) thereafter until further amended, and (iii) further provide that the purchase price for each offering period commencing after December 31, 2005 shall be 85% of the fair market value on the date of purchase rather than 85% of the lower of the fair market value on the first day of the offering period and the last date of the offering period. On January 1, 2006, the number of shares reserved for issuance under the ESPP increased 650,000 shares.

Stock Option Activity – Stock option activity under the Company’s stock option plans for the three months ended March 31, 2006 is summarized as follows (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Price Per share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,675	$5.81
Options granted	150	15.32
Options exercised	(126)	5.39
Options cancelled/forfeited/expired	(11)	9.77

Outstanding at March 31, 2006	2,688	$6.35	7.69	$36,965

Exercisable at March 31, 2006	1,294	$5.10	6.78	$19,415

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on March 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on March 31, 2006. The total intrinsic value of options exercised in the three months ended March 31, 2006 was $1,818,000. The weighted average grant date fair value of options granted in the three months ended March 31, 2006 and 2005 was $15.32 and $7.98, respectively.

Cash received from option exercises and purchases under the ESPP for the three months ended March 31, 2006 and 2005 was $680,000 and $168,000 respectively.

Black-Scholes Inputs - The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.3%	3.9%
Expected volatility	35%	35%
Expected term (in years)	5.7	2.4
Forfeiture rate	20%	n/a

The Company has no history or expectation of paying dividends on its common stock.

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Expected volatility is based exclusively on historical volatility data of the Company’s stock.

The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by SEC Staff Accounting Bulletin 107.

Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used a pre-vesting forfeiture rate of 20% in the calculation of equity-based compensation for three months ended March 31, 2006, based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Because the ESPP does not have lookback feature, the compensation cost associated with the plan is not measured by use of the Black-Scholes pricing model, but rather by measuring the difference between market value of the Company’s stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the market value. During the three months ended March 31, 2006, the Company recorded $22,000 of compensation expense associated with the ESPP.

Three months ended March 31, 2005 - Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value method at the grant dates, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income and earnings per share would have been equal to the pro forma amounts presented in the following table:

Three months ended March 31, 2005
Net income, as reported	$910
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(306)

Pro forma net income	$604

Basic and diluted earnings per share:
As reported	$0.05

Pro forma	$0.03

10- Income Taxes

Provision for Income Tax

The Company recorded income tax expense of $949,000 and $153,000 in the three months ended March 31, 2006 and 2005, respectively. Taking into account the $5.9 million IPR&D charge associated with the acquisition of Bio-logic, which is on an after-tax basis, the effective rate in the three months ended March 31, 2006 was 43.7%, compared to an effective tax rate of 14.4% in the 2005 period. Prior to the acquisition of Bio-logic, the Company generated tax losses and maintained a full valuation allowance on its deferred tax assets. Tax expense historically consisted of: (i) a provision for the U.S. federal corporate alternative minimum tax, (ii) minimal domestic state taxes, and (iii) foreign taxes at statutory rates. The Company released its valuation allowance through goodwill as part of the purchase accounting for Bio-logic. Since there are no longer any unrecognized deferred tax assets, the 2006 effective tax rate in the three months ended March 31, 2006 increased to near the statutory rates in the jurisdiction in which we file tax returns. The effective rate was higher than the statutory rate of 40.5% because of non-deductible expenses in our book income, including equity-based compensation.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Deferred Income Taxes

The Company reported deferred tax assets of $9.9 million at December 31, 2005, for which it provided a full valuation allowance. In its Form 10-K for the year ended December 31, 2005, the Company disclosed the following related to its deferred tax assets:

At December 31, 2005, the Company had total federal and state net operating loss carryforwards of approximately $20.4 million and $7.0 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008 through 2025, and the state net operating loss carryforwards expire through 2015. At December 31, 2005 the Company had credit carryforwards available of approximately $701,000 for federal tax purposes that expire through 2023, and $475,000 for California purposes of which a portion will expire through 2009

The extent to which the federal and California operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

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

The Company is currently performing an analysis of its deferred tax assets to determine whether and to the extent to which any of its operating loss and credit carryforwards will be limited. The analysis involves determining if there was a more than 50% change of control (by reference to the value of the Company’s stock) in any year from 1999 through 2005 in which the Company reported taxable net operating losses and, if so, the extent to which those net operating losses may be limited. Although this analysis has not been completed, the Company has made the following preliminary determinations: (i) approximately $13 million of the federal operating loss carryforward may be limited because of the application of IRS Code Section 382, (ii) approximately $1 million of the state operating loss carryforward may be limited because of state regulations similar to IRS Code Section 382, and (iii) approximately $550,000 of the federal credit carryforwards may be limited. The limitation of these tax loss and credit carryforwards will reduce the Company’s deferred tax assets by $5.0 million to $4.9 million.

Because of the application of purchase accounting rules associated with the acquisition of Bio-logic, a valuation allowance is no longer provided for the Company’s deferred tax assets, as the Company now believes that it is more likely than not that those deferred tax assets will be fully realized. Consequently, during the three months ended March 31, 2006 the Company (i) reversed the valuation allowance that it had previously provided for its deferred tax assets through a decrease to goodwill associated with the acquisition, and (ii) recognized a deferred tax asset of $4.9 million. Under U.S. GAAP, deferred taxes are presented in net current and net non-current amounts on the balance sheet, i.e., the net deferred tax asset or liability is presented. There could be one net current amount and one net non-current amount. At March 31, 2006, after netting the Company’s deferred tax assets with deferred tax liabilities associated with the acquisition of Bio-logic, the Company has a net current deferred tax asset of $601,000 and a net non-current deferred tax liability of $7.9 million.

The Company expects that it will take more than six weeks to complete the IRS Code Section 382 and related analyses of the operating loss and credit carryforwards. Upon completion of the full analysis, the Company may need to make additional adjustments. If the final analysis indicates that the Company’s operating loss and credit carryforwards are other than as stated above, this will result in an adjustment to goodwill, with an offsetting adjustment to the net non-current deferred tax liability.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

11- Segment, Customer and Geographic Information

The Company currently operates in one reportable segment, the Medical Devices and Related Supplies segment. With the exception of our Neometrics newborn screening data management systems (“Neometrics Product Line”), the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all product lines, including the product lines the Company gained through its acquisition of Bio-logic. The Neometrics Product Line is differentiated from our other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA and revenue is recognized under the percentage of completion basis. For the three months ending March 31, 2006, the Neometrics Product Line did not meet the quantitative thresholds for segment reporting and is therefore included in the “all other” reconciling line.

The accounting policies of the Company’s reportable segment are the same as those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in this interim report. The Company allocates resources to and evaluates the performance of its reportable segment based on operating income, excluding items that the Company considers non-recurring to the Company’s operations which for the three months ended March 31, 2006 consists of a charge for in-process research and development associated with the Company’s acquisition of Bio-logic. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The asset totals disclosed by the segment are directly managed by the segment and include accounts receivable, inventory, certain fixed assets, intangible assets and goodwill, and certain other assets. Assets that are not allocated specifically to the segment primarily include cash and cash equivalents, short-term investments and deferred tax assets.

For the three months ended March 31, 2006, the Company has excluded from segment income a $5.9 million charge for in-process research and development related to the Company’s acquisition of Bio-logic.

The table below presents information about the Company’s reportable segment (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Medical devices and related supplies	$18,827	$9,228
All other	556	474

Total consolidated revenue	$19,383	$9,702

Operating income:
Medical devices and related supplies	$2,321	$1,146
All other	(38)	(275)

Segment sub-total	2,283	871
Acquired in-process research and development	(5,900)	—

Total income (loss) from operations	$(3,617)	$871

Depreciation and amortization
Medical devices and related supplies	$935	$395
All other	68	69

Total consolidated depreciation and amortization	$1,003	$464

	March 31, 2006	December 31, 2005
Assets:
Medical devices and related supplies	$83,667	$20,955
All other	3,726	4,232
Corporate assets	10,000	52,209

Total consolidated assets	$97,393	$77,396

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The following is revenue and long-lived asset information by geographic region (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
United States	$13,972	$6,084
Foreign Countries	5,411	3,618

Totals	$19,383	$9,702

	March 31, 2006	Dec 31, 2005
Long-lived assets:
United States	$58,992	$5,988
Foreign Countries	5,874	6,138

Totals	$64,866	$12,126

Long-lived assets include property and equipment (net), intangible assets and goodwill. During the three months ended March 31, 2006, no single customer or foreign country contributed to more than 10% of revenue.

12- Restructuring Reserve

On January 9, 2006, the Company initiated an integration plan (the “Plan”) related to the acquisition Bio-logic. Under the Plan, the Company reduced the size of its combined workforce by approximately 23 employees, representing approximately 10% of the workforce of the Company. Under the Plan, the Company seeks to eliminate redundant costs resulting from the acquisition of Bio-logic and improve efficiencies in operations. A majority of notifications to employees was completed during the week of January 9, 2006, and substantially all of the staff reductions were completed by March 31, 2006.

The Plan has been accounted for in accordance with FASB, Emerging Issues Task Force Issue 95.3, Recognition of Liabilities in Connection with a Purchase Business Combination. All costs associated with the Plan were recognized as a liability assumed as of the consummation date of the merger. Substantially all of the costs associated with the Plan will result in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Plan (in thousands):

	Beginning Balance	Expenses Accrued	Paid	Ending Balance
Three months ending March 31, 2006
Employee termination benefits	$—	$2,827	$(2,711)	$116
Other	—	100	—	100

Totals	$—	$2,927	$(2,711)	$216

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

13- Indemnification

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements it has entered into, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has a directors’ and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, AOAE®, ALGO®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler®, MiniMuffs® and neoBLUE® are registered trademarks of Natus Medical Incorporated. EchoLink™, Neometrics™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Bio-logic®, AuDX®, ABaer®, Ceegraph®, MASTER®, Navigator®, Sleepscan®, and Traveler® are registered trademarks of Bio-logic Systems Corp. CHAMP™ and Smartpack™ are non-registered trademarks of Bio-logic.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2006 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2006;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and require critical judgments and estimates;

•	Results of Operations. An analysis of the Company’s results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

Business

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

Currently, our principal product lines consist of our ALGO and ABaer screening products for newborn hearing screening, our Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our Navigator and AuDX products for diagnostic hearing assessment in children and adults, our neoBLUE LED line of Phototherapy devices for the treatment of newborn jaundice, our Ceegraph VISION product line for diagnostic electroencephalograph (“EEG”) monitoring, our Sleepscan VISION product line for EEG monitoring of sleep disorders, and our Neometrics newborn screening data management systems (“MSDS”).

Our revenue is generated almost exclusively from the sale of supplies and services, which are generally recurring, and related devices and systems. Devices and systems revenue results from the sale of our ALGO, ABaer, Echo-Screen, AuDX, Navigator, neoBLUE, Ceegraph, and Sleepscan devices, and installation of our Neometrics’ newborn screening data management systems. Supplies and services revenue results from sales of disposable supplies used with the abovementioned devices, the Nascor product line, software maintenance agreements for our Neometrics data management systems, as well as extended service agreements on our medical devices.

We sell our products through a direct sales force in the United States (“U.S.”), and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 28% of our revenue during the three months ended March 31, 2006 and 37% of our revenue during the same period in 2005. The reduction in international sales as a percent of total sales in the 2006 period, as compared to 2005, was attributable to our acquisition of Bio-logic, as their international sales comprise a lower percentage of their total sales than Natus. We anticipate that international revenue will increase as a percent of revenue in the future.

2006 First Quarter Overview

During the three months ended March 31, 2006, Natus recognized $19.4 million of revenue, an increase of $9.7 million or 100% from $9.7 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 50% to $5.4 million for the 2006 period, compared with $3.6 million in the first quarter 2005.

Our gross profit improved to 62.4% for the three months ended March 31, 2006, compared with 60.1% for the first quarter of 2005. For the three months ended March 31, 2006, total operating expenses increased by $10.7 million, or 216.6%, to $15.7 million, compared with $5.0 million for the first quarter of 2005.

Net loss for the three months ended March 31, 2006 was $4.7 million, or $0.25 per basic share, compared to net income of $910,000, or $0.05 per diluted share, reported in the same period in the prior year.

On January 5, 2006, we acquired Bio-logic Systems Corp. (“Bio-logic”) pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. Pursuant to the terms of the merger agreement, each outstanding share of Bio-logic common stock was converted into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock was cancelled, with the holder of the option receiving, for each share covered by the option, an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The total aggregate payment by the Company to the former stockholders and option holders of Bio-logic was approximately $68.8 million. We also incurred $650,000 of direct costs associated with the acquisition. In their Form 10-K for the year ended February 28, 2005 filed with the Securities and Exchange Commission, Bio-logic reported revenue of $30.5 million and net income of $1.9 million.

On January 9, 2006, we initiated an integration plan (the “Plan”) related to the acquisition of Bio-logic. Under the Plan, we announced that the combined workforce of the Company would be reduced by approximately 23 employees, representing approximately 10% of the workforce of the Company. The objectives of the Plan are to eliminate redundant costs resulting from the merging of the Company and Bio-logic and improve efficiencies in operations. We expect that total employee severance costs related to the staff reductions will be approximately $3.0 million, including costs related to change of control provisions in the employment contracts of the chief executive officer, chief operating officer, and two vice-presidents of Bio-logic totaling approximately $2.7 million. These costs were recorded as a liability assumed as of the consummation date of the merger.

During the first quarter 2006 we began marketing the latest extension of our product line for the treatment of newborn jaundice. The neoBLUE cozy provides a light treatment source from underneath the baby, utilizing the same blue light emitting diodes (LEDs) used in our line of neoBLUE overhead phototherapy lights.

On March 7, 2006 we announced that Welch Allyn, Inc., a leading manufacturer of frontline medical products and solutions, has partnered with Natus to bring to market an innovative hearing loss detection solution that will improve clinical efficiencies by allowing pediatricians to objectively screen for hearing loss in infants, toddlers, preschool, and school age children.

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

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point, however, terms of sale for neurology and sleep-diagnostic systems are usually FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from the Neometrics newborn screening data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to 18 months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually as of October 1st of each year; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. Similarly, we test our definite-lived intangible assets for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins. If these estimates or their related assumptions change in the future, we may be required to record impairment charges, which could have a significant impact on our operating results.

Liability for product warranties

Our medical device products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our medical device products during these service periods. We base the liability in part upon our historical experience; however, estimates of the costs to honor our warranties are often difficult to determine due to uncertainty surrounding the extent to which new products will require servicing and the costs that will be incurred to service those products. Until we have historical experience of the cost to honor warranties on new products, we base additions to the reserve on a combination of factors including the standard cost of the product, experience with similar products, and other judgments, such as the degree to which the product incorporates new technology. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

Equity-based compensation

On January 1, 2006, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective approach. With the adoption of SFAS 123R, the Company is required to record the fair value of stock-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected dividend yield, risk-free interest rate, expected stock price volatility, expected term and forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, expected life, and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates. Following is a summary of the criteria the company considers when making these estimates:

•	Expected volatility is based exclusively on historical volatility data of the Company’s common stock, measured by reference to the average of the high and low price of the stock on the same day of each week.

•	The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107.

•	Stock-based compensation expense is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its pre-vesting forfeiture rate on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of revenue	37.6	39.9

Gross profit	62.4	60.1

Operating expenses:
Marketing and selling	26.6	26.9
Research and development	12.9	10.2
General and administrative	11.1	14.0
Acquired in-process research and development	30.4	—

Total operating expenses	81.0	51.1

Income (loss) from operations	(18.6)	9.0
Other income (expense), net	(0.6)	2.0

Income (loss) before provision for income taxes	(19.2)	11.0
Income tax provision	4.9	1.6

Net income (loss)	(24.1)%	9.4%

Three Months Ended March 31, 2006 and 2005

Consolidated Results

Our revenue increased $9.7 million, or 100%, to $19.4 million in the three months ended March 31, 2006, from $9.7 million in the same period in 2005. Bio-logic contributed to $9.4 million of the increase. Revenue from devices and systems grew to $10.7 million in 2006 from $4.3 million in 2005. Revenue from Bio-logic’s hearing diagnostic, neurology and sleep diagnostic product lines contributed to $7.1 million of the increase, as did a 23% increase in sales of our neo-BLUE line of phototherapy lights to $1.1 million. These increases were offset by reductions in sales of our ALGO and Echo-Screen devices.

Revenue from supplies and services increased $3.1 million, or 59%, to $8.4 million in 2006, from $5.3 million in 2005. Sales of supplies used with Bio-logic’s hearing screening and diagnostic devices contributed to $1.6 million of the increase, with the remainder coming primarily from supplies used with our ALGO and Echo-Screen devices. Revenue from supplies and services was 43% of total revenue in the first quarter of 2006 compared to 54% of total revenue in 2005. The relative decrease in the 2006 period was primarily related to the addition of Bio-logic’s neurology and sleep diagnostic product lines, as the supply component of these product lines represents a lower percent of total sales than has been the case for Natus products. No end-customer accounted for more than 10% of our revenue in the three months ended March 31, 2006 or 2005.

Revenue from sales outside the U.S. was $5.4 million for the three months ended March 31, 2006, up $1.8 million, or 50% from $3.6 million for the same period in 2005. Bio-logic contributed to $2.3 million of the increase, which was offset by reductions in sales of our ALGO and Echo-Screen devices.

Our cost of revenue increased $3.4 million, or 89%, to $7.3 million in the three months ended March 31, 2006, from $3.9 million in 2005. Gross profit increased $6.3 million, or 107%, to $12.1 million in 2006 from $5.8 million in 2005. Gross profit as a percentage of revenue improved to 62.4% in the 2006 period, from 60.1% in 2005. The improvement in our gross profit percentage in 2006 was primarily attributable to the results of Bio-logic and product mix.

Total operating costs increased by $10.8 million to $15.7 million in the three months ended March 31, 2006, compared to $5.0 million in the same period in 2005. The increase was primarily attributable to a $5.9 million charge for in-process research and development associated with our acquisition of Bio-logic on January 5, 2006, as well as $4.3 million of Bio-logic operating costs. We also recorded $333,000 of equity-based compensation related to our adoption of SFAS 123R on January 1, 2006, which is included in costs of sales and operating expenses. The net increase in total operating costs from factors other than the foregoing was primarily attributable to an increase in domestic sales compensation of $138,000 and a $125,000 increase in outside consulting costs.

Our marketing and selling expenses increased $2.6 million, or 98%, to $5.2 million in the three months ended March 31, 2006 from $2.6 million in the same period in 2005. $2.4 million of the increase was attributable to Bio-logic, with the remainder coming primarily from a $138,000 increase in domestic sales compensation resulting from higher sales.

Our research and development expenses increased $1.5 million, or 151%, to $2.5 million in the three months ended March 31, 2006 from $993,000 in the same period in 2005. Bio-logic contributed to $1.4 million of the increase, with the remainder of the increase coming from increases in salaries and increased outside consulting costs.

Our general and administrative expenses increased $792,000, or 58%, to $2.2 million in the three months ended March 31, 2006 from $1.4 million in the same period in 2005. Bio-logic contributed to $442,000 of the increase, with the remainder coming primarily from equity-based compensation expense of $137,000, as well as a $125,000 increase in outside consulting costs.

During the three months ended March 31, 2005 we recorded $5.9 million of costs associated with an in-process research and development (“IPR&D”) project related to our acquisition of Bio-logic. The acquired IPR&D represents a development project for an ambulatory recorder/amplifier for the Bio-logic Ceegraph and Sleepscan systems. At the date of the acquisition there was a significant risk associated with the technological viability of the device. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on this new technology. The technology under development has no alternative use.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported a net other expense of ($113,000) in the three months ended March 31, 2006, compared to net other income of $192,000 in the same period in 2005. The reduction in our other income resulted primarily from the decrease in our investment portfolio and interest expense related to our note payable, both of which were related to our acquisition of Bio-logic for $69.5 million on January 5, 2006.

We recorded income tax expense of $949,000 in the three months ended March 31, 2006, compared to $153,000 in the same period in 2005. Taking into account the $5.9 million IPR&D charge, which is deemed to be on an after-tax basis, our effective rate in the 2006 period was 43.7%, compared to an effective tax rate of 14.4% in the 2005 period. The increase in our effective tax rate is a direct result of our acquisition of Bio-logic. Prior to our acquisition of Bio-logic, we generated tax losses and maintained a full valuation allowance on our deferred tax assets. Our tax expense historically consisted of: (i) a provision for the U.S. federal corporate alternative minimum tax, (ii) minimal domestic state taxes, and (iii) foreign taxes at statutory rates. We released our valuation allowance through goodwill as part of the purchase accounting for Bio-logic. Since we no longer have unrecognized deferred tax assets, we expect our 2006 effective tax rate to be closer to the statutory rates in the jurisdiction in which we file tax returns, although we expect that the tax rate will be higher than the statutory rate of 40.5% because of non-deductible expenses in our book income, including equity-based compensation.

Segment Results

We currently operate in one reportable segment, our Medical Devices and Related Supplies segment. Additional financial information about our segments is set forth in Note 11 – Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

Medical Devices and Related Supplies

Revenue from the medical devices and related supplies segment increased $9.6 million, or 104%, to $18.8 million in the three months ended March 31, 2006, from $9.2 million in the same period in 2005. Bio-logic contributed to $9.4 million of the increase, primarily from sales of their hearing diagnostic, neurology, and sleep diagnostic product lines, as did a 23% increase in sales of our neoBLUE line of phototherapy lights to $1.1 million. These increases were offset by reductions in sales of our ALGO and Echo-Screen devices.

The medical device and related supplies segment reported income from operations of $2.3 million in the three months ended March 31, 2006, including approximately $935,000 of depreciation and amortization costs. The segment reported income from operations of $1.1 million in the same period in 2005, including approximately $395,000 of depreciation and amortization costs. The results in the 2006 period were favorably impacted by the operations of Bio-logic.

All Other

A reconciliation of segment operating results to consolidated operating results, is set forth in Note 11 – Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

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

As of March 31, 2006, we had cash, cash equivalents, and short-term investments of $10.0 million, stockholders’ equity of $65.8 million, and working capital of $15.0 million, compared with cash, cash equivalents, and short-term investments of $52.2 million, stockholders’ equity of $69.0 million, and working capital of $57.5 million as of December 31, 2005. The reduction in our cash, cash equivalents and short-term investments is related to our acquisition of Bio-logic on January 5, 2006 for $69.5 million of which we used $51.6 million of our cash.

In anticipation of the acquisition of Bio-logic we raised $7.1 million in a private placement of our stock in October 2005. We also borrowed $10 million on a senior secured credit facility in January 2006. The outstanding principal balance under this facility as of the close of business on January 30, 2006 is payable in installments over 48 months, with a final installment consisting of all remaining unpaid principal due and payable in full on December 31, 2009.

The credit facility contains covenants, including covenants relating to liquidity and other financial measurements and provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We are in compliance with all covenants currently in effect.

Following this acquisition our cash reserves and working capital have been significantly reduced. However, we believe that our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital. In April 2006 we filed a shelf registration statement on Form S-3 with the SEC for our sale of up to $100 million of our common stock.

Net cash used in operations was $395,000 for the three months ended March 31, 2006 compared to net cash provided by operations of $2.0 million for the same period in 2005. In the 2006 period, the Company reduced accrued liabilities by $3.4 million, which were primarily related to the acquisition of Bio-logic, including payment of $2.7 million related to the change of control provision in Bio-logic employment agreements, as well as other integration plan and acquisition related costs. The Company expects that for the remainder of the year its operations will provide additional cash resources because of expectations for continued profitability and the extent of non-cash depreciation and amortization included in those financial results.

Excluding purchases and sales of short-term investments, and approximately $51.6 million of the Company’s cash used to acquire Bio-logic, cash used in investing activities in the three months ended March 31, 2006 was $661,000, primarily to acquire equipment, offset by a reduction in deposits and other assets. This compares to $302,000 of cash used in investing activities for the three months ended March 31, 2005.

Cash provided by financing activities was $10.1 million in the three months ended March 31, 2006, compared to $168,000 in the same period in 2005. We borrowed $10 million on a senior secured credit facility with Wells Fargo Bank related to our acquisition of Bio-logic during the 2006 period. Principal on the note is payable in 48 equal monthly installments. We expect to generate sufficient cash from our operations to meet the debt service on this note. Other sources of cash from financing activities were primarily from purchases of our stock pursuant to our stock option plans and our employee stock purchase plan, in the amount of $680,000 and $168,000 in the three months ended March 31, 2006 and 2005, respectively.

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. In addition, during the three months ended March 31, 2006, we borrowed $10.0 million on a senior credit facility with Wells Fargo Bank, reflected as “note payable” in the table below. The impact that our contractual obligations and commercial commitments as of March 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$5,417	$5,391	$26	$—	$—
Note payable	9,375	2,500	6,875	—	—
Operating lease obligations	2,085	486	1,367	232	—

Total	$16,877	$8,377	$8,268	$232	$—

Unconditional purchase obligations relate primarily to purchase orders with our suppliers for materials used in our production processes. The table above does not include obligations under employment agreements for services rendered in the normal course of business.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. On March 29, 2005, the SEC issued SAB No. 107, which provides guidance regarding the adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis.

The Company adopted SFAS No. 123R on January 2006 using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service period under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company expects that implementation of SFAS No. 123R will result in additional expense related to share-based compensation of approximately $1.6 million before tax in 2006. The actual expense in 2006 will depend on a number of factors, including the extent to which existing unvested awards expire pursuant to the terms of the awards, the fair value of future awards at the time of grant, and the number of share-based awards granted in 2006.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another a derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 as of January 1, 2007, and does not expect that this statement will have a material impact on our results of operations, financial position, or cash flows.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our ability to service our debt; our effective tax rate in 2006, the cost of equity-based compensation under SFAS 123R, our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our expectation regarding growth in international sales, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in Part II, Item 1A of this report for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S. and sell those products primarily in the U.S., Europe, Asia, and Oceania. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. With the acquisition of Fischer-Zoth in September 2004, a portion of our sales are now denominated in the Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2006. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments and cash equivalents carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at March 31, 2006 through the date of maturity on those investments.

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2006, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2006. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

We invest our excess cash in short-term investments that carry relatively short maturities because our intent is to have cash resources available for potential acquisitions of additional technologies, products, or businesses, and these acquisitions could be significant.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006.

Under the rules of the Securities and Exchange Commission, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

Under the rules of the Securities and Exchange Commission, “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

On January 5, 2006 we completed our acquisition of Bio-logic. There are numerous risks associated with the acquisition

The acquisition of Bio-logic may not result in improved operating results for us, or in our achieving financial condition superior to that which we would have achieved had we not completed the acquisition. The acquisition could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, the acquisition could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

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

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses, including net losses for the years 2003 and 2004, and we may incur net losses in the future. As of March 31, 2006, we had an accumulated deficit of approximately $35.4 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities;

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services by government agencies or hospital systems;

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	Length and unpredictability of our sales cycle; and

•	Marked changes caused by rapidly evolving technology.

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

In addition, our credit agreement requires us to maintain certain financial ratios and meet other financial covenants. Our failure to comply with these ratios or covenants would cause a default that, if not cured or waived, could result in our being required to repay the borrowing under our credit facility before its due date. If we are unable to make this repayment or otherwise refinance the borrowing, the lender under our credit agreement could foreclose on our assets. If we refinance the borrowing on less favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and rates. In addition, our failure to maintain covenants related to our credit agreement could have an impact on our other contractual arrangements that require us to maintain third-party credit-related covenants.

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

In the past, we have relied on sales of our newborn screening products for the majority of our revenue, and these products will continue to contribute to a substantial portion of our revenue; a decline in sales of these products could cause our revenue to fall

We expect that the revenue from our newborn hearing screening products will continue to account for a substantial portion of our revenue for at least the next year. Any factors adversely affecting the pricing of our newborn hearing screening devices and related supplies, or demand for our newborn hearing screening products, including physician acceptance or the selection of competing products, could cause our revenue to decline and our business to suffer.

Our markets are very competitive and in the United States we sell certain of our products in a mature market

We face competition from other companies in all of our product lines. Our competitors range from small, privately-held companies to multinational corporations, and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

The markets for certain of our products in the U.S., including the newborn hearing screening and EEG monitoring markets, are mature and we are unlikely to see significant growth for such products in the U.S. In the U.S. we derive a significant portion of our revenue from the sale of disposable supplies that are used with our hearing screening devices. Because these disposable supply products can generate high margins, we expect that our products, particularly our hearing screening disposable supply products, could face increasing competition, including competitors offering lower prices, which could have an adverse affect on our revenue and margins.

We believe that our primary competitive strength relates to the functionality and reliability of our products. Our competitors may have certain competitive advantages, which include the ability to devote greater resources to the development, promotion and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, to maintain or improve our position.

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

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors on the effectiveness of our products, we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If more clinicians, government agencies and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:

•	Publication of clinical study results that demonstrate a lack of efficacy or cost-effectiveness of our products;

•	Changing governmental and physician group guidelines;

•	Performance, quality, price and total cost of ownership of our products relative to other competitive products;

•	Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;

•	Changes in state and third-party payor reimbursement policies for our products; and

•	Rescission of laws requiring universal newborn hearing screening and metabolic screening.

Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business

A majority of customers for our products are hospitals, physician offices, and clinics. Many factors, including public policy spending provisions, available resources, and economic cycles have a significant effect on the capital spending policies of these entities and therefore the amount that they can spend on our equipment products. If budget resources limit the capital spending of our customers, they will be unlikely to either purchase any new equipment from us or upgrade to any of our newer equipment products. These factors can have a significant effect on the demand for our products.

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

The domestic market for our newborn hearing screening products is mature and we plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We have only begun over the past five years to significantly develop our distributor network outside the U.S. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased health care spending by foreign governments that would reduce international demand for our produces;

•	A strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because most of our international sales are denominated in the U.S. dollar;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business.

If guidelines mandating universal newborn screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenues may not grow

We estimate that approximately 90% to 95% of the children born in the U.S. are currently being tested for hearing impairment prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period varies from several months to several years. The widespread adoption of these guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn screening as well as the use of our products to perform the screening and monitoring. Our revenues may not grow if governments do not require universal newborn screening prior to hospital discharge, or if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased because of our decisions in 2004 and 2005 to close our Japanese and U.K. sales subsidiaries and sell through distributors in those countries, and because of our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling new products or technologies

Clinicians, hospitals and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the infant has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, it is unlikely that our products will ever achieve significant market acceptance. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding and health care payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. We have relatively few sources of supply for some of the components used in our products and in some cases we rely entirely on sole-source suppliers. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. For example, during 2002, we experienced delays on the part of a supplier to provide us with volume production of our Flexicoupler supplies, and in 2005, we relied on a single supplier of cables used in our ALGO hearing screening devices to help us complete a field replacement program of those cables. If these or other suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, or GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of one GPO, Novation, LLC, accounted for approximately 15%, 20%, and 22%, of our total revenue in the twelve months ended December 31, 2005, 2004 and 2003, respectively. Sales to members of GPOs accounted for approximately 28%, 46%, and 39% of our total revenue during the 12 months ended December 31, 2005, 2004, and 2003, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

If material weaknesses in the adequacy of our internal control over financial reporting are identified and reported as a result of the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K, and the first such report of our management is contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business

Our products and manufacturing operations are subject to extensive regulation in the United States by the Food and Drug Administration, or the FDA, and by similar regulatory agencies in many other countries in which we do business. Unless an exemption applies, each medical device that we propose to market in the U.S. must first receive one of the following types of FDA premarket review authorizations:

•	Clearance via Section 510(k) of the Food, Drug, and Cosmetics Act of 1938, as amended; or

•	Premarket approval via Section 515 of the Food, Drug, and Cosmetics Act if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy and uncertain. Premarket approval generally takes from one to three years, but can take even longer. The FDA may not grant either 510(k) clearance or premarket approval for any product we propose to market. Furthermore, if the FDA concludes that future products using our technology do not meet the requirements to obtain 510(k) clearance, we would have to seek premarket approval via Section 515. The FDA may impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from the development of new products or the enhancement of existing products.

Domestic regulation of our products and manufacturing operations, other than that which is administered by the FDA, includes the Environmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these acts.

Our business may suffer if we are required to revise our labeling or promotional materials, or the FDA takes an enforcement action against us for off-label uses

We are prohibited by the FDA from promoting or advertising our medical device products for uses not within the scope of our clearances or approvals, or from making unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances, or are unsupported, it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed.

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

If we, or our suppliers, fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed

Every manufacturer of a finished medical device, including Natus and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. We, or our contract manufacturers, may fail to pass future quality system regulation inspections. If we, or our contract manufacturers, fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we can demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulation inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations or require us, among other things, to recall our products, either of which would harm our business.

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

We may not be successful in integrating the businesses that we acquire, or such businesses may not be accretive to earnings or perform as projected

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; we acquired Fischer-Zoth in 2004; and we acquired Bio-logic in early 2006. We expect to make additional acquisitions of products, technology assets or businesses in the future as part of our efforts to increase revenue and expand our product offerings. In addition to direct costs, acquisitions pose a number of risks, including:

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, resulting in additional charges that could significantly impact our operating results

At December 31, 2005, we had significant intangible assets, including goodwill and other acquired intangible assets. As a result of our acquisition of Bio-logic in January 2006, these assets have increased significantly. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions where our products are no longer competitive. Any future determination that these assets are carried at greater than their fair value could result in additional charges, which could significantly impact our operating results.

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

We license intellectual property rights from third parties and would be adversely affected if our licensors do not appropriately defend their proprietary rights or if we breach any of the agreements under which we license commercialization rights to products or technology from others

We license rights from third parties for products and technology that are important to our business. If our licensors are unsuccessful in asserting and defending their proprietary rights, including patent rights and trade secrets, we may lose the competitive advantages we have through selling products that we license from third parties. Additionally, if it is found that our licensors infringe on the proprietary rights of others, we may be prohibited from marketing our existing products that incorporate those proprietary rights. Under our licenses, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license.

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

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

As of December 31, 2005, we had a total federal and state net operating loss carryforwards of approximately $5.4 million and $5.0 million, respectively, available to reduce future taxable income. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008 through 2025 for state and/or federal income tax purposes. If we have net losses in the future, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

In addition, U.S. income tax law imposes limitations on the ability of corporations to use net operating loss carryforwards if the corporation experiences a more than 50% change in ownership during any three-year period. We may take actions, such as the issuance of additional stock, which would cause an ownership change to occur. Accordingly, we may be limited to the amount we can use in any given year, so even if we have substantial net income, we may not be able to use our net operating loss carryforwards before they expire. In addition, the net operating loss carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination. We are currently performing an analysis of our deferred tax assets to determine if any of our net operating loss and other credit carryforwards will be limited, however this analysis is not complete. However, we believe it is possible that some amount of our net operating losses will be affected.

If we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial condition may suffer.

Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us, even though such events may be beneficial to our stockholders

We maintain a stockholder rights plan that is designed to deter unsolicited takeover activity with respect to our Company. In addition, provisions of our restated certificate of incorporation, bylaws, and Delaware law, including provisions providing for a staggered board of directors, could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest or acquire us, even if doing so would benefit our stockholders.

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

During the three months ended March 31, 2006, we used all of the remaining proceeds from our initial public offering in our acquisition of Bio-logic. We used approximately $46 million of our own funds to complete that acquisition, including $7.1 million we received in a private placement of our stock in October 2005.

ITEM 6. Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Credit Agreement dated as of January 4, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.30	000-33001	03/16/2006

10.2	Term Commitment Note in the principal amount of $10,000,000, dated January 4, 2006 in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	01/09/2006

10.3	Security Agreement dated as of January 4, 2006 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.3	000-33001	01/09/2006

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 15, 2006	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2006	By:	/s/ Steven J. Murphy
Steven J. Murphy, Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Credit Agreement dated as of January 4, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.30	000-33001	03/16/2006

10.2	Term Commitment Note in the principal amount of $10,000,000, dated January 4, 2006 in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	01/09/2006

10.3	Security Agreement dated as of January 4, 2006 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.3	000-33001	01/09/2006

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002