Form 10-Q
period 2006-06-30
NATUS MEDICAL INC
filed 2006-08-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 5, 2006, was 18,617,066.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2006	December 31, 2005(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,493	$40,046
Short-term investments	—	12,163
Accounts receivable, net of allowance for doubtful accounts of $471 and $173	12,303	8,460
Inventories, net	8,321	3,482
Prepaid expenses and other current assets	598	1,041

Total current assets	30,715	65,192

Property and equipment, net	9,229	2,116
Intangible assets	28,873	6,174
Goodwill	21,675	3,836
Other non-current assets	849	78

Total assets	$91,341	$77,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$3,066	$1,817
Accrued liabilities	8,926	5,441
Current portion of note payable	2,500	—
Deferred revenue	1,672	439
Deferred tax liabilities	290	—

Total current liabilities	16,454	7,697

Non-current deferred tax liabilities	2,001	734
Non-current portion of note payable	5,250	—

Total liabilities	23,705	8,431

Commitments and contingencies

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 18,615,540 and 18,444,753	101,905	99,634
Accumulated deficit	(34,058)	(30,750)
Accumulated other comprehensive income (loss)	(211)	81

Total stockholders’ equity	67,636	68,965

Total liabilities and stockholders’ equity	$91,341	$77,396

(1)	Derived from the consolidated audited financial statements at December 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$19,966	$10,168	$39,349	$19,870
Cost of revenue	7,216	3,919	14,509	7,790

Gross profit	12,750	6,249	24,840	12,080

Operating expenses:
Marketing and selling	4,993	2,834	10,156	5,439
Research and development	2,459	1,078	4,949	2,070
General and administrative	2,779	1,187	4,933	2,551
Acquired in-process research and development	—	—	5,900	—

Total operating expenses	10,231	5,099	25,938	10,060

Income (loss) from operations	2,519	1,150	(1,098)	2,020

Other income (expense), net	(18)	276	(131)	468

Income (loss) before provision for income tax	2,501	1,426	(1,229)	2,488

Provision for income tax	1,130	162	2,079	315

Net income (loss)	$1,371	$1,264	$(3,308)	$2,173

Earnings (loss) per share:
Basic	$0.07	$0.07	$(0.18)	$0.13

Diluted	$0.07	$0.07	$(0.18)	$.0.12

Weighted average shares used in the calculation of net income (loss) per share
Basic	18,597	17,377	18,541	17,267
Diluted	19,923	18,756	18,541	18,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(3,308)	$2,173
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	5,900	—
Accounts receivable reserves	60	22
Inventory reserves	160	69
Depreciation and amortization	2,003	1,065
Warranty reserves	300	30
Share based compensation	546	—
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	275	1,628
Inventories	(2,779)	561
Other assets	284	106
Accounts payable	110	(603)
Accrued liabilities Accounts payable	(3,437)	(277)
Deferred revenue	413	(50)

Net cash provided by operating activities	527	4,724

Investing activities:
Acquisition of business, net of cash acquired	(51,380)
Acquisition of property and equipment	(1,570)	(565)
Deposits and other assets	525	—
Purchases of short-term investments	—	(85,260)
Sales of short-term investments	12,165	92,077

Net cash provided by (used in) investing activities	(40,260)	6,252

Financing activities:
Proceeds from stock option exercises and ESPP	1,040	570
Borrowing on credit facility	10,000	—
Excess tax benefits on the exercise of stock options	685	—
Payments on borrowings	(2,250)	—

Net cash provided by financing activities	9,475	570

Exchange rate effect on cash and cash equivalents	(295)	(602)

Net increase (decrease) in cash and cash equivalents	(30,553)	10,944
Cash and cash equivalents, beginning of period	40,046	16,239

Cash and cash equivalents, end of period	$9,493	$27,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$339	$—

Cash paid for income taxes	$410	$77

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; significant intercompany transactions have been eliminated in consolidation.

Shipping Terms

Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains the Company’s revenue recognition policies. Those policies remain unchanged, except that shipping terms for some neurology and sleep-diagnostic systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery.

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$1,371	$1,264	$(3,308)	$2,173
Unrealized gain (loss) on available-for-sale securities	—	—	—	4
Foreign currency translation adjustment	(142)	(225)	(295)	(602)

Comprehensive income (loss)	$1,229	$1,009	$3,013	$1,575

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning Balance	$65,842	$53,973	$68,965	$52,728
Net income (loss)	1,371	1,264	(3,308)	2,173
Proceeds from stock option exercises and ESPP	360	402	1,040	570
Share-based compensation expense	189	—	546	—
Tax benefit upon exercise of non-qualified stock options	15	—	685	—
Comprehensive income (loss)	(141)	(778)	(292)	(610)

Ending balance	$67,636	$54,861	$67,636	$54,861

2- Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options and restricted stock under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three months ended June 30, 2006, common stock equivalents of approximately 1,325,900 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the six months ended June 30, 2006, common stock equivalents of approximately 1,439,278 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the three months ended June 30, 2006, common stock equivalents of approximately 18,000 shares were excluded from the calculation of diluted income per share because the exercise price of such options were greater than the average market price of the stock for the period. For the three and six months ended June 30, 2005, common stock equivalents of approximately 1,379,000 shares and 1,260,000 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For the three and six months ended June 30, 2005, common stock equivalents of approximately 560,000 shares were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the respective periods.

3- Business Combinations

Bio-logic Systems Corp.

On January 5, 2006, the Company acquired Bio-logic Systems Corp. (“Bio-logic”) pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. The Company made this acquisition to supplement its hearing screening business with the addition of Bio-logic’s diagnostic hearing products as well as to open up new market opportunities in the areas of EEG diagnosis and monitoring of neurological dysfunction and sleep disorders. Pursuant to the terms of the merger agreement, each outstanding share of Bio-logic common stock was converted into the right to receive $8.77 in cash. Each outstanding option to acquire Bio-logic common stock was cancelled, with the holder of the option receiving for each share covered by the option an amount equal to the excess (if any) of $8.77 over the exercise price per share of the option. The total purchase price was approximately $69.3 million, including the payment of $68.8 million to the former stockholders and option holders of Bio-logic and approximately $430,000 of direct costs associated with the acquisition.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Bio-logic at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $18.4 million. No portion of this goodwill is expected to be deductible for tax purposes. Bio-logic’s results of operations are included in our consolidated financial statements from the date of acquisition.

The determination of estimated fair value required management to make significant estimates and assumptions. The Company hired independent third parties to assist in the valuation of intangible assets, in-process research and development, buildings, and land. As more fully described in Note 10 – Income Taxes, during the three months ended June 30, 2006 the Company released $5.0 million of its valuation allowance for deferred tax assets as a result of an evaluation of the Company’s tax loss carryforwards. The preliminary purchase price allocation was adjusted by increasing the release of valuation allowance for deferred tax assets by $5.0 million, to $9.9 million, with an offsetting reduction of goodwill of $5.0 million, to $18.4 million. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

Cash	$17,875
Accounts receivable	4,179
Property and equipment	6,412
Identifiable intangible assets:
Core technology	17,100
Developed technology	4,200
Tradenames	2,500
Goodwill	18,364
Other assets	3,094
Release of valuation allowance for deferred tax asset	9,930
Deferred tax liabilities	(11,716)
Change of control and restructuring liabilities	(3,000)
Other liabilities assumed	(5,583)
In-process research and development	5,900

Total purchase price	$69,255

Intangible assets included in the purchase allocation consist of: (1) core technology of $17.1 million assigned a weighted average economic life of 19 years, (2) developed technology of $4.2 million assigned a weighted average economic life of 10 years, and (3) tradenames valued at $2.5 million that have an indefinite life. The core technology is being amortized on a combination of straightline and graded methods of amortization depending upon the extent to which the technology has changed over time. The developed technology is being amortized on a graded method.

There are several methods that can be used to determine the estimated fair value of the acquired intangible assets and in-process research and development (“IPR&D”). The Company utilized the multi-period excess earnings method (“MPEE”), which is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible assets are then discounted to their present value. The projections are based on factors such as relevant market size and acceptance of the technology, patent protection, historical pricing of similar products and expected industry trends. The MPEE method was applied to six discreet Bio-logic product lines and the IPR&D. We used discount rates ranging from 20% to 23% in valuing the acquired core technology and developed technology, and 28% for the IPR&D.

The IPR&D represents a development project for an ambulatory recorder/amplifier for the Bio-logic Ceegraph and Sleepscan systems. At the date of the acquisition there was a significant risk associated with the technological viability of the device. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on this new technology. In accordance with FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, these IPR&D intangible assets were written off by a charge to income immediately subsequent to the acquisition because the ambulatory recorder/amplifier does not have any alternative future use. This charge is not deductible for tax purposes. The development project is ongoing and activity with respect to the project is not material to our research and development expenses.

The following unaudited pro forma combined results of operations of Natus for the three and six months ended June 30, 2005, and the six months ended June 30, 2006 are presented as if the acquisition of Bio-logic had occurred on the first day of the periods presented.

Unaudited Pro Forma Financial Information

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2006	2005
	(in thousands, except per share data)
Revenue	$17,622	$39,452	$35,268
Net income (loss)	$1,572	$(5,880)	$2,607
Pro forma diluted earnings (loss) per share	$0.08	$(0.32)	$0.14
Shares used in computing pro forma basic or diluted earnings (loss) per share	18,756	18,541	18,527

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had we acquired Bio-logic on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

For the period from January 1, 2006 through January 4, 2006, the following material, nonrecurring items are included in the pro forma results of operations (in thousands):

Accruals related to integration plan (See Note 12)	$2,927
Employer payroll taxes upon acceleration of stock option vesting	487

Neometrics

In July 2003, the Company purchased substantially all of the assets of Neometrics, Inc. for $3.6 million in cash plus the assumption of certain liabilities. During the first quarter 2006, the Company resolved certain claims related to the acquisition and received $400,000 cash from the sellers as a settlement. The amount was recorded as a reduction of goodwill.

Natus Neonatal, Ltd.

During the first quarter 2006, the Company ceased selling through a direct sales force in the U.K. and began to sell through a distributor. Related to this action the Company wrote off approximately $75,000 of goodwill associated with the Company’s U.K. subsidiary. At June 30, 2006 the U.K. subsidiary has no employees and insignificant assets or liabilities other than cash and accounts receivable.

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s acquisitions of Neometrics, Fischer-Zoth, and Bio-logic for the three months ended June 30, 2006 and 2005 was $568,000 and $173,000, respectively, and for the six months ended June 30, 2006 and 2005 was $1,1 million and $346,000, respectively.

4- Inventories

Inventories consisted of (in thousands):

	June 30, 2006	December 31, 2005
Raw materials and subassemblies	$3,716	$1,695
Finished goods	4,605	1,787

Total	$8,321	$3,482

The balances at June 30, 2006 and December 31, 2005 reflect valuation reserves of approximately $695,000 and $143,000, respectively, related primarily to specific inventory that has a cost basis that is potentially greater than its net realizable value.

5- Property and Equipment

Property and equipment consisted of (in thousands):

	June 30, 2006	December 31, 2005
Land	$3,729	$—
Building	2,200	—
Leasehold improvements	507	499
Office furniture and equipment	3,699	3,223
Computer software and hardware	3,529	2,925
Demonstration and loaned equipment	2,876	2,273

	16,540	8,920
Accumulated depreciation	(7,311)	(6,804)

Total	$9,229	$2,116

Approximately $6.4 million of the increase in the cost basis of property and equipment from December 31, 2005 to June 30, 2006 resulted from the acquisition of Bio-logic

6- Wells Fargo Credit Facility

On January 4, 2006, the Company entered into (i) a Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), (ii) a Term Commitment Note in favor of Wells Fargo (the “Note”) and (iii) a security Agreement in favor of Wells Fargo (collectively, the “Credit Facility Documents”).

Pursuant to the Credit Facility Documents, on January 5, 2006, Wells Fargo advanced $10 million to the Company, which obligation is represented by the Note and secured by a security interest in the Company’s assets. The proceeds of such advance were used solely to assist in financing the acquisition of Bio-logic. The outstanding principal balance under the Note as of the close of business on January 30, 2006 is payable in installments over forty-eight (48) months, with a final installment consisting of all remaining unpaid principal due and payable in full on December 31, 2009. The outstanding principal balance under the Note will bear interest, at either a floating rate or a fixed rate at the election of the Company as follows: (i) a fluctuating rate per annum one-quarter percent (0.25%) above the Prime Rate (as defined in the Note) in effect from time to time, or (ii) a fixed rate per annum determined by Wells Fargo to be two and one-half percent (2.50%) above LIBOR (as defined in the Note) in effect on the first day of applicable one-, two- or three-month Fixed Rate Terms (as defined in the Note). The Note can be prepaid without penalty, (i) at any time if the Company elects to have interest determined under a fluctuating rate, or (ii) at the completion of any one-, two- or three-month Fixed Rate Term.

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

During the three months ended June 30, 2006 the Company made additional principal payments of $1.0 million in advance of their scheduled payment.

Balances on the Note were as follows (in thousands):

Three Months Ended June 30, 2006
Note payable	$7,750
Less current portion	(2,500)

Non-current portion of note payable	$5,250

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

Activity in the warranty reserve during the three and six months ended June 30, 2006 and 2005 consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance - beginning of period	$746	$241	$554	$253
Warranty accrued for the period	74	37	300	74
Repairs for the period	(117)	(54)	(151)	(103)

Balance – end of period	$703	$224	$703	$224

8- Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income	$75	$253	$244	$436
Interest expense	(174)		(339)
Foreign currency exchange gain (loss)	(10)	—	(138)	—
Other	91	23	102	32

Total other income (expense), net	$(18)	$276	$(131)	$468

9- Share-based Compensation

Share-Based Compensation — Prior to January 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based compensation – Transition and Disclosures. Since the Company granted options with exercise prices equal to the fair value of the Company’s stock on the date of grant, no intrinsic value and therefore no expense was recorded for these options under APB 25.

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, share-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards are being expensed under the single-option straightline method using the same fair value measurements that were used in calculating pro forma share-based compensation expense under SFAS 123. However, in adopting SFAS 123R, the Company reviewed the inputs for volatility under the Black-Scholes valuation methodology and determined that the volatility inputs originally used for grants of options in 2004 and 2005 were higher than they should have been, which had the effect of overstating the pro forma cost of those options presented in supplemental schedules. Accordingly, the Company is now using a historical volatility of 36% to determine the fair value of those options, rather than 71% as originally reported. This change did not have a material impact on the reported pro forma expense associated with those options. For share-based awards granted on or after January 1, 2006, the Company is amortizing share-based compensation expense under the single-option straightline method over the requisite service period, which is generally a four-year vesting period.

For the three and six months ended June 30, 2006, the Company recorded share-based compensation expense of $189,000 and $546,000, respectively, which reduced gross profit by $18,000 and $42,000, respectively, increased operating expenses by $171,000 and $504,000, respectively, decreased net income for the three months ended June 30, 2006 by $103,000, and increased net loss for the six months ended June 30, 2006 by $299,000. The impact on basic and diluted net income per share for the three months ended June 30, 2006 was to decrease net income per share by $0.01, and for the six months ended June 30, 2006, to increase the loss per share by $0.02. For the three and six months ended June 30, 2005, the Company did not recognize any share-based compensation expense under the intrinsic value method. On a pro forma basis, the Company’s share-based compensation during the three and six months ended June 30, 2005 was $413,000 and $798,000, respectively.

Under SFAS No. 123R, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Because (1) the Company’s employee stock options have characteristics significantly different from those of traded options and (2) changes in the subjective input assumptions can materially affect the estimated fair value.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2006, such that expense was recorded only for those share-based awards that are expected to vest. Under APB 25, to the extent awards were forfeited prior to vesting, the previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS 123R and for the three and six months ended June 30, 2006, the Company did not record a cumulative adjustment to account for the expected forfeitures of share-based awards granted to non-employees prior to January 1, 2006 (primarily consultants to the Company), for which the Company previously recorded an expense, as this adjustment is not material.

Stock Plans – In July 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) to be effective upon the closing of the Company’s initial public offering and reserved 1,500,000 shares of common stock for issuance thereunder. Each year beginning January 1, 2002, the aggregate number of shares reserved for issuance under the 2000 Plan will automatically increase by the lesser of (i) 1,500,000 shares, (ii) 7% of the shares of common stock outstanding at the end of the preceding year, or (iii) an amount determined by the Board of Directors. In March 2005 and June 2005, respectively, the Board of Directors and the stockholders of the Company approved the Amended and Restated 2000 Stock Awards Plan (the “Restated Plan”). The Restated Plan was amended to broaden the types of equity awards available for grant thereunder. In particular, the Restated Plan now allows for the grant of restricted stock awards, stock bonuses, stock appreciation rights and restricted stock units. On January 1, 2006, the number of shares reserved for issuance under the Restated Plan increased by 1,291,133 shares. The Restated Plan provides for the granting of: (i) incentive stock options to employees, and (ii) nonqualified stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units to employees, directors and consultants.

Under the Restated Plan, incentive stock options may be issued at not less than the fair market value of the stock on the date of grant, as determined by the Board of Directors. Options issued under the Restated Plan become exercisable as determined by the Board of Directors and expire no more than 10 years after the date of grant. Most options vest ratably over four years. For those optionees who at the time the option is granted own stock representing more than 10% of the voting power of all classes of stock of the Company, stock options may be issued at not less than 110% of the fair market value of the stock on the date of grant, and the options expire five years after the date of grant.

The Company also has adopted the 1991 Stock Option Plan (the “1991 Plan”) and the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which provided for the granting of incentive stock options to employees and nonqualified stock options to employees and consultants. Options outstanding under the 1991 Plan and the Supplemental

Plan generally were governed by the same terms as those under the 2000 Plan. At the time of the Company’s initial public offering, the 1991 Plan and Supplemental Plan were terminated such that no new options may be granted under these plans. Outstanding options at the date of the initial public offering remained outstanding pursuant to their original terms.

In July 2000, the Company adopted the 2000 Director Stock Option Plan (the “Director Plan”) to be effective upon the closing of the Company’s initial public offering. The Director Plan provides for an initial grant to new nonemployee directors of options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director is granted options to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the Director has served on the Board of Directors for six months. In June 2006, the Board of Directors amended the Directors Plan to reduce the number of shares granted to nonemployee directors upon their appointment to the Board from 30,000 shares to 22,500 shares and to reduce the annual option grants awarded under the Director Plan from 10,000 shares to 7,500 shares. In addition, the Board reduced the term of all options granted under the Director Plan from 10 years to six years. The amendments did not require stockholder approval. The Company reserved a total of 400,000 shares of common stock for issuance under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning on January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. On January 1, 2006, the number of shares reserved for issuance under the Director Plan increased by 92,224 shares.

Employee Stock Purchase Plan – In July 2000, the Board of Directors approved the adoption of the 2000 Employee Stock Purchase Plan (the “ESPP”) effective upon the closing of the Company’s initial public offering and reserved 1,000,000 shares of the Company’s common stock for issuance thereunder. Each year, beginning January 1, 2002, the aggregate number of shares reserved for issuance under the ESPP will automatically increase by a number of shares equal to the lesser of (i) 650,000 shares, (ii) 4% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. Under the ESPP, eligible employees can elect to have salary withholdings of up to 15% of the sum of their W-2 cash compensation and 401(k) contributions withheld during the offering period, to purchase shares of common stock.

On December 29, 2005, the Board of Directors of the Company approved certain amendments to the ESPP to (i) terminate the ongoing 24-month offering periods as of December 31, 2005, (ii) provide for future six-month offering periods to commence on January 1, 2006 (ending on April 30, 2006), and each November 1 and May 1 (respectively ending on each April 30 and October 31) thereafter until further amended, and (iii) further provide that the purchase price for each offering period commencing after December 31, 2005 shall be 85% of the fair market value on the date of purchase rather than 85% of the lower of the fair market value on the first day of the offering period or the last day of the offering period. On January 1, 2006, the number of shares reserved for issuance under the ESPP increased by 650,000 shares.

Stock Option Activity – Stock option activity under the Company’s stock awards plans for the six months ended June 30, 2006 is summarized as follows (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,675	$5.81	—	—
Options granted	520	12.56	—	—
Options exercised	(161)	5.48	—	—
Options canceled/forfeited/expired	(41)	8.36	—	—

Outstanding at June 30, 2006	2,993	6.97	7.27	$10,853

Exercisable at June 30, 2006	1,415	5.19	6.70	$7,070

The aggregate intrinsic value in the above table represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on June 30, 2006 and the exercise price for in-the-

money options) that would have been received by the option holders if all options had been exercised on June 30, 2006. The total intrinsic value of options exercised in the three and six months ended June 30, 2006 was $368,000 and $2.2 million respectively. The weighted average grant date fair value of options granted in the three and six months ended June 30, 2006 was $11.44 and $12.56, respectively, and for the three and six months ended June 30, 2005 was $7.98 and $9.89, respectively.

Cash received from options exercises and purchases under the ESPP for the three and six months ended June 30, 2006 was $360,000 and $1.0 million, respectively and for the three and six months ended June 30, 2005 was $402,000 and $570,000, respectively.

Restricted Stock Activity – The following table summarizes the activity for restricted stock awards during the six months ended June 30, 2006 (in thousands):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	—	—
Granted	60	$11.32
Vested	—	—
Cancelled	—	—

Unvested at June 30, 2006	60	$11.32

The weighted average remaining contractual life for unvested restricted stock awards and units at June 30, 2006 was 3.7 years. No restricted stock awards vested during the three or six months ended June 30, 2006.

Black-Scholes Inputs – The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0	0.0	0.0	0.0
Risk-free interest rate	5.1%	3.1%	5.1%	3.1%
Expected volatility	36%	64%	36%	64%
Expected term (in years)	5.2	2.5	5.2	2.5
Forfeiture rate	20%	20%	20%	20%

The Company has no history or expectation of paying dividends on its common stock.

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Expected volatility is based exclusively on historical volatility data of the Company’s stock.

The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by SEC Staff Accounting Bulletin 107.

Prior to June 2006 the Board of Directors of the Company approved grants of options that had a term of 10 years. In June 2006 the Board of Directors determined that future grants of options, including options granted to employees and directors on or after June 15, 2006, will have a term of six years. For the three months ended June 30, 2006, this change in policy had an immaterial impact upon the Black-Scholes input for expected term; however, the Company expects that over time this new policy will have the effect of reducing the input for expected term, which will reduce the fair value of future options calculated under the Black-Scholes method.

Share-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used a pre-vesting forfeiture rate of 20% in the calculation of share-based compensation expense for the three and six months ended June 30, 2006, based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Because the ESPP does not have a look back feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of the Company’s stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. During the three and six months ended June 30, 2006, the Company recorded $15,000 and $37,000, respectively, of compensation expense associated with the ESPP.

Three and Six Months ended June 30, 2005 — Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value method at grant dates, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts presented in the following table:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$1,264	$2,173
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(413)	(798)

Pro forma net income (loss)	$851	$1,375

Basic and diluted earnings (loss) per share: As reported	$0.08	$0.13

Pro forma	$0.05	$0.08

10- Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $1.1 million for the quarter ended June 30, 2006, compared to a provision of $162,000 for the same period in 2005. Our effective tax rates for the quarters ended June 30, 2006 and 2005 were 45.2% and 11.4%, respectively. Taking into account the $5.9 million IPR&D charge associated with the acquisition of Bio-logic that was recorded during the three months ended March 31, 2006, which is on an after-tax basis, our effective tax rates in the six-month periods ended June 30, 2006 and 2005 were 44.5% and 12.7%, respectively.

Prior to the acquisition of Bio-logic, the Company generated tax losses and maintained a full valuation allowance on its deferred tax assets. Tax expense historically consisted of: (i) a provision for the U.S. Federal corporate alternative minimum tax, (ii) minimal domestic state taxes, and (iii) foreign taxes at statutory rates. The Company released its valuation allowance through goodwill as part of the purchase accounting for Bio-logic. Since there are no longer any unrecognized deferred tax assets, the 2006 effective tax rate in the three and six months ended June 30, 2006 increased to near the statutory rates in the jurisdictions in which we file tax returns. The effective tax rate is higher than the statutory rate of approximately 40.5% because of non-deductible expenses in our book income, including share-based compensation expense.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Prior to the acquisition of Bio-logic we provided for a full valuation allowance for our deferred tax assets, which were valued at approximately $9.9 million. Because of the application of purchase accounting rules associated with the acquisition of Bio-logic, a valuation allowance is no longer provided for the Company’s deferred tax assets, as the Company now believes that it is more likely than not that those deferred tax assets will be fully realized.

In its Form 10-K for the year ended December 31, 2005 the Company reported that it had total Federal and state net operating loss carryforwards of approximately $20.4 million and $7.0 million, respectively, available to reduce future taxable income. The Company also reported federal and state credit carryforwards of approximately $700,000 and $475,000, respectively. In connection with the acquisition of Bio-logic on January 5, 2006, during the three months ended March 31, 2006 the Company initiated an analysis of its deferred tax assets to determine whether and the extent to which any of its operating loss and credit carryforwards will be limited. Based on this preliminary analysis, the Company released $4.9 million of valuation allowance for its deferred tax assets as part of the purchase accounting for Bio-logic.

During the three months ended June 30, 2006, the Company completed a formal study of its tax loss carryforwards and determined that the loss carryforwards will be limited by approximately $650,000. The Company expects to benefit from approximately $19.7 million of federal tax loss carryforwards and $7.0 million of state loss carryforwards. During the three months ended June 30, 2006 the Company released an additional $5.0 million of valuation allowance for its deferred tax assets, which resulted in adjustments to the purchase accounting for Bio-logic. At June 30, 2006, the Company’s deferred tax assets and liabilities consist of net current deferred tax liabilities of approximately $290,000 and net non-current deferred tax liabilities of approximately $2.0 million.

11- Segment, Customer and Geographic Information

The Company currently operates in one reportable segment, the Medical Devices and Related Supplies segment. With the exception of our Neometrics newborn screening data management systems (“Neometrics Product Line”), the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all product lines, including the product lines the Company gained through its acquisition of Bio-logic. The Neometrics Product Line is differentiated from our other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA and revenue is recognized under the percentage of completion basis. For the three and six months ended June 30, 2006, the Neometrics Product Line did not meet the quantitative thresholds for segment reporting and is therefore included in the “all other” reconciling line.

The accounting policies of the Company’s reportable segment are the same as those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in this interim report. The Company allocates resources to and evaluates the performance of its reportable segment based on operating income, excluding items that the Company considers non-recurring to the Company’s operations, which for the six months ended June 30, 2006 consists of a $5.9 million charge for in-process research and development recognized in connection with the Company’s acquisition of Bio-logic. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The asset totals disclosed by the segment are directly managed by the segment and include accounts receivable, inventory, certain fixed assets, intangible assets and goodwill, and certain other assets. Assets that are not allocated specifically to the segment primarily include cash and cash equivalents, short-term investments and deferred tax assets.

The table below presents information about the Company’s reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Medical devices and related supplies	$19,161	$9,522	$37,988	$18,749
All other	805	646	1,361	1,121

Total consolidated revenue	$19,966	$10,168	$39,349	$19,870

Operating income (loss):
Medical devices and related supplies	$2,243	$1,142	$4,564	$2,288
All other	276	8	238	(268)

Segment sub-total	2,519	1,150	4,802	2,020
Acquired in-process research and development	—	—	(5,900)	—

Total income (loss) from operations	$2,519	$1,150	$(1,098)	$2,020

	June 30, 2006	December 31, 2005
Assets:
Medical devices and related supplies	$78,012	$20,955
All other	3,836	4,232
Corporate assets	9,493	52,209

Total consolidated assets	$91,341	$77,396

The following is revenue and long-lived asset information by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
United States	$14,675	$6,416	$28,639	$12,500
Foreign countries	5,291	3,752	10,710	7,370

Totals	$19,966	$10,168	$39,349	$19,870

	June 30, 2006	Dec 31, 2005
Long-lived assets:
United States	$53,987	$5,988
Foreign countries	5,790	6,138

Totals	$59,777	$12,126

Long-lived assets include property and equipment (net), intangible assets and goodwill. During the three and six months ended June 30, 2006, no single customer or foreign country contributed to more than 10% of revenue.

12- Restructuring Reserve

On January 9, 2006, the Company initiated an integration plan (the “Plan”) related to the acquisition of Bio-logic. Under the Plan, the Company reduced the size of its combined workforce by approximately 23 employees, representing approximately 10% of the workforce of the Company. Under the Plan, the Company seeks to eliminate redundant costs resulting from the acquisition of Bio-logic and improve efficiencies in operations. A majority of notifications to employees was completed during the week of January 9, 2006, and substantially all of the staff reductions were completed by June 30, 2006.

The Plan has been accounted for in accordance with FASB, Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All costs associated with the Plan were recognized as a liability assumed as of the consummation date of the merger. Substantially all of the costs associated with the Plan will result in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Plan (in thousands):

	Beginning Balance	Expenses Accrued	Paid	Ending Balance
Six months ending June 30, 2006
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

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has a directors’ and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of June 30, 2006.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2006 Second Quarter Overview. A summary of key information concerning the financial results for the three and six months ended June 30, 2006;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and which require critical judgments and estimates;

•	Results of Operations. An analysis of the Company’s results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

Our Business

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

Currently, our principal product lines consist of our ALGO and ABaer screening products for newborn hearing screening, our AuDX and Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our Navigator products for diagnostic hearing assessment in children and adults, our neoBLUE LED line of phototherapy devices for the treatment of newborn jaundice, our Ceegraph VISION product line for diagnostic electroencephalograph (“EEG”) monitoring, our Sleepscan VISION product line for EEG monitoring of sleep disorders, and our Neometrics newborn screening data management systems (“MSDS”).

Our revenue is generated almost exclusively from the sale of devices and systems, which are generally non-recurring, and related supplies and services, which are generally recurring. Devices and systems revenue results from the sale of our ALGO, ABaer, Echo-Screen, AuDX, Navigator, neoBLUE, Ceegraph, and Sleepscan devices, and installation of our Neometrics’ newborn screening data management systems. Supplies and services revenue results from sales of disposable supplies used with the abovementioned devices, the Nascor product line, software maintenance agreements for our Neometrics data management systems, as well as extended service agreements on our medical devices.

In the United States we sell our product lines primarily through a direct sales force. Our diagnostic hearing devices are sold in the U.S. through distributors. We sell our products internationally in over 80 other countries through distributors. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 27% of our revenue during the three and six months ended June 30, 2006, compared to 37% of our revenue during the respective periods in 2005. The reduction in international sales as a percent of total sales in the 2006 periods, as compared to 2005, was attributable to our acquisition of Bio-logic, as their international sales comprise a lower percentage of their total sales than Natus. We anticipate that international revenue will increase as a percent of revenue in the future.

2006 Second Quarter Overview

During the three months ended June 30, 2006, Natus recognized $20.0 million of revenue, an increase of $9.8 million or 96% from $10.2 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 41% to $5.3 million for the second quarter 2006, compared with $3.8 million in the comparable quarter in 2005.

Our gross profit improved to 63.9% for the three months ended June 30, 2006, compared with 61.5% for the second quarter of 2005. For the three months ended June 30, 2006, total operating expenses increased by $5.1 million, or approximately 100%, to $10.2 million, compared with $5.1 million for the second quarter of 2005.

Net income for the three months ended June 30, 2006 was $1.4 million, or $0.07 per diluted share, compared to net income of $1.3 million, or $0.07 per diluted share, reported in the same period in the prior year.

In order to more fully understand the comparison of the results of operations for the second quarter of 2006 as compared to the same period in 2005, it is important to note that we acquired Bio-logic on January 5, 2006, which had a material impact on our results of operations for the three months ended June 30, 2006.

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

During the six months ended June 30, 2006, there were no changes in the application of critical accounting policies as described in our Form 10-K for the year ended December 31, 2005, except for those related to share-based compensation expense associated with our adoption of SFAS 123R as of January 1, 2006, as more fully described below.

Revenue Recognition

We recognize revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point, however, terms of sale for some neurology and sleep-diagnostic systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Revenue from the Neometrics newborn screening data management systems, which are generally highly configurable, is recognized on the percentage of completion basis over the development and implementation period of the associated installation, which typically ranges from six to 18 months. Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized.

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

We do not sell our products to GPOs. Hospitals, group practices and other clinics that are members of a GPO purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products. Revenue from sales to members of GPOs is otherwise consistent with our general revenue recognition policies as previously described.

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate, assessment of our average accounts receivable aging days, and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Any future determination that our allowance for estimated uncollectible accounts receivable is understated could result in increased operating expense and reduce our results of operations.

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

Share-based compensation

On January 1, 2006, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective approach. With the adoption of SFAS 123R, the Company is required to record the fair value of share-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected dividend yield, risk-free interest rate, expected stock-price volatility, expected term, and forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, expected life, and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates. Following is a summary of the criteria the Company considers when making these estimates:

•	Expected volatility is based exclusively on historical volatility data of the Company’s common stock, measured by reference to the average of the high and low price of the stock on the same day of each week.

•	The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107.

•	Share-based compensation expense is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its pre-vesting forfeiture rate on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.1	38.5	36.9	39.2

Gross profit	63.9	61.5	63.1	60.8

Operating expenses:
Marketing and selling	25.0	27.9	25.8	27.4
Research and development	12.3	10.6	12.6	10.4
General and administrative	13.9	11.7	12.5	12.8
Acquired in-process research and development	—	—	15.0	—

Total operating expenses	51.2	50.2	65.9	50.6

Income (loss) from operations	12.7	11.3	(2.8)	10.2
Other income (expense), net	(0.1)	2.7	(0.3)	2.3

Income (loss) before provision for income taxes	12.6	14.0	(3.1)	12.5
Income tax provision	5.7	1.6	5.3	1.6

Net income (loss)	6.9%	12.4%	(8.4)%	10.9%

Three and Six Months Ended June 30, 2006 and 2005

Bio-logic Acquisition

In order to more fully understand the comparison of the results of operations for the three and six months ended June 30, 2006, as compared to the respective periods in 2005, it is important to note that we acquired Bio-logic on January 5, 2006 which had a material impact on our financial position and results of operations for the 2006 periods.

Consolidated Results

Our revenue increased $9.8 million, or 96%, to $20.0 million in the three months ended June 30, 2006, from $10.2 million in the same period in 2005. Bio-logic contributed to $8.6 million of the increase. Our revenue increased $19.5 million, or 98%, to $39.3 million in the six months ended June 30, 2006, from $19.9 million in the same period in 2005. Bio-logic contributed to $18.0 million of the increase.

Revenue from devices and systems was $10.9 million in the three months ended June 30, 2006, up from $4.3 million in the same period in 2005. Revenue from Bio-logic’s hearing diagnostic, neurology and sleep diagnostic product lines contributed to $6.3 million of the increase. Revenue from devices and systems was $21.6 million in the six months ended June 30, 2006, from $8.7 million in the same period in 2005. Revenue from Bio-logic’s hearing diagnostic, neurology and sleep diagnostic product lines contributed to $13.4 million of the increase

Revenue from supplies and services increased $3.0 million, or 52%, to $8.7 million in the three months ended June 30, 2006, from $5.7 million in the same period in 2005. Sales of supplies used with Bio-logic’s hearing screening and diagnostic devices contributed to $2.2 million of the increase, with the remainder coming primarily from supplies used with our ALGO and Echo-Screen devices. Revenue from supplies and services increased $6.1 million or 55%, to $17.1 million in the six months ended June 30, 2006 from $11.0 million in the same period in 2005. Sales of supplies used with Bio-logic’s hearing screening and diagnostic devices contributed to $4.7 million of the increase, with the remainder coming primarily from supplies used with our ALGO and Echo-Screen devices. Revenue from supplies and services was 43% and 44%, respectively, of total revenue in the three and six month ended June 30, 2006, compared to 57% and 55%, in the respective periods in 2005. The decrease in supplies and services revenue as a percent of total in the 2006 periods, compared to the respective periods in 2005, is associated with the product mix of Bio-logic. No end-customer accounted for more than 10% of our revenue in the three or six months ended June 30, 2006 or 2005.

Revenue from sales outside the U.S. was $5.3 million and $10.7 million, respectively, for the three and six months ended June 30, 2006, from $3.8 million and $7.4 million in the same periods in 2005. Bio-logic contributed to $1.6 million and $4.0 million, respectively, of the increase in three and six months ended June 30, 2006.

Our gross profit increased $6.5 million, or 105%, to $12.8 million in the three months ended June 30, 2006, from $6.2 million in 2005. Our gross profit increased $12.8 million, or 106%, to $24.8 million in the six months ended June 30, 2006, from $12.0 million in 2005. Gross profit as a percentage of revenue improved to 63.9% and 63.1%, respectively, in the three and six months ended June 30, 2006, from 61.5% and 60.8% in the respective periods in 2005. The improvement in our gross profit percentage in 2006 was primarily attributable to the results of Bio-logic and product mix.

Total operating costs increased by $5.1 million to $10.2 million in the three months ended June 30, 2006, from $5.1 million in the same period in 2005. Total operating costs increased by $15.9 million, to $25.9 million, in the six months ended June 30, 2006, from $10.1 million in the same period in 2005. The increases were primarily attributable to a $5.9 million charge for in-process research and development associated with our acquisition of Bio-logic, as well as $4.0 million and $8.3 million, respectively, of Bio-logic operating costs in the three and six months ended June 30, 2006. During the three and six months ended June 30, 2006, we also recorded $189,000 and $546,000, respectively, of employee share-based compensation expense related to our adoption of SFAS 123R on January 1, 2006, which is included in cost of sales and operating expenses. We did not record employee equity based compensation in 2005. The net increase in total operating costs from factors other than the foregoing was primarily attributable to an increase in outside consulting fees of $572,000 and $697,000, respectively, in the three and six months ended June 30, 2006, and to a lesser extent, increased domestic sales compensation in the 2006 periods.

Our marketing and selling expenses increased $2.2 million, or 76%, to $5.0 million in the three months ended June 30, 2006, from $2.8 million in the same period in 2005. Marketing and selling expenses increased $4.7 million, or 87%, to $10.2 million in the six months ended June 30, 2006, from $5.4 million in the same period in 2005. The increases in both periods were primarily attributable to Bio-logic, which contributed to $2.1 million and $4.7 million, respectively, of the increase in the three and six months ended June 30, 2006, compared to the same periods in 2005.

Our research and development expenses increased $1.4 million, or 128%, to $2.5 million in the three months ended June 30, 2006, from $1.1 million in the same period in 2005. Research and development expenses increased $2.9 million, to $4.9 million, in the six months ended June 30, 2006, compared to $2.0 million in the comparable period in 2005. Bio-logic contributed to $1.0 million and $2.7 million, respectively, of the increase for the three and six months ended June 30, 2006, with the remainder of the increase coming primarily from salaries and outside consulting costs.

Our general and administrative expenses increased $1.6 million, or 134%, to $2.8 million in the three months ended June 30, 2006, from $1.2 million in the same period in 2005. General and administrative expenses increased by $2.4 million, or 93%, to $4.9 million for the six months ended June 30, 2006, compared to $2.6 million reported in the same period in 2005. Bio-logic contributed to $475,000 and $917,000, respectively, of the increase in the three and six months ended June 30, 2006. Employee share-based compensation expense was $110,000 and $247,000 for the three and six months ended June 30, 2006, while we had no employee share-based compensation expense in 2005. Outside consulting costs also increased by $400,000 and $525,000, respectively, in the three and six months ended June 30, 2006, compared to the same periods in 2005.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported a net other expense of ($18,000) in the three months ended June 30, 2006, compared to net other income of $276,000 in the same period in 2005. Net other expense for the six months ended June 30, 2006 was ($131,000)

compared to net other income of $468,000 in the same period in 2005. The reduction in other income (expense) resulted primarily from the decrease in our investment portfolio and an increase in interest expense related to our note payable, both of which were related to our acquisition of Bio-logic for $69.3 million.

We recorded a provision for income tax of $1.1 million for the quarter ended June 30, 2006, compared to a provision of $162,000 for the same period in 2005. For the six months ended June 30, 2006 we recorded a provision for income tax of $2.1 million, compared to $315,000 recorded in the same period in 2005. Our effective tax rates for the quarters ended June 30, 2006 and 2005 were 45.2% and 11.4%, respectively. Taking into account the $5.9 million IPR&D charge associated with the acquisition of Bio-logic that was recorded during the three months ended March 31, 2006, which is on an after-tax basis, our effective tax rates in the six-month periods ended June 30, 2006 and 2005 were 44.5% and 12.7%, respectively.

Prior to the acquisition of Bio-logic, the Company generated tax losses and maintained a full valuation allowance on its deferred tax assets. Tax expense historically consisted of: (i) a provision for the U.S. Federal corporate alternative minimum tax, (ii) minimal domestic state taxes, and (iii) foreign taxes at statutory rates. The Company released its valuation allowance through goodwill as part of the purchase accounting for Bio-logic. Since there are no longer any unrecognized deferred tax assets, the 2006 effective tax rate in the three and six months ended June 30, 2006 increased to near the statutory rates in the jurisdictions in which we file tax returns. The effective tax rate is higher than the statutory rate of approximately 40.5% because of non-deductible expenses in our book income, including share-based compensation expense.

Segment Results

We currently operate in one reportable segment, our Medical Devices and Related Supplies segment. Additional financial information about our segment is set forth in Note 11 – Segment, Customer and Geographic Information, of our condensed consolidated financial statements contained in this report.

Medical Devices and Related Supplies Segment

Revenue from the medical devices and related supplies segment increased by $9.7 million, or 100%, to $19.3 million in the three months ended June 30, 2006, from $9.6 million in the same period in 2005. For the six months ended June 30, 2006, revenue from our medical devices and related supplies segment increased by $19.2 million, or 102%, to $38 million from $18.8 million in the same period in 2005. Bio-logic contributed to $8.6 million and $18 million of the increase, respectively, for the three and six month periods, as did an increase in sales of our neoBLUE phototherapy lights.

The medical device and related supplies segment reported income from operations of $2.3 million in the three months ended June 30, 2006, including approximately $1.0 million of depreciation and amortization costs, compared to $1.1 million in the same period in 2005. The segment reported income from operations of $4.6 million in the six months ended June 30, 2006, including approximately $1.9 million of depreciation and amortization costs, compared to $2.3 million in the same period in 2005. The results in 2006 were favorably impacted by the operations of Bio-logic.

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

As of June 30, 2006, we had cash, cash equivalents, and short-term investments of $9.5 million, stockholders’ equity of $67.6 million, and working capital of $15.4 million, compared with cash, cash equivalents, and short-term investments of $52.2 million, stockholders’ equity of $69.0 million, and working capital of $57.5 million as of December 31, 2005. The reduction in our cash, cash equivalents and short-term investments is related to our acquisition of Bio-logic on January 5, 2006 for approximately $69.3 million of which we used $51.4 million of our cash.

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

During the three months ended June 30, 2006, the Company completed a formal study of its tax loss carryforwards and determined that the loss carryforwards will be limited by approximately $650,000. The Company expects to benefit from approximately $19.7 million and $7.0 million, respectively, of federal and state tax loss carryforwards. Additionally, the Company expects to benefit from approximately $700,000 and $475,000, respectively, of federal and state tax credit carryforwards. The tax effected value of the tax loss and credit carryforwards is approximately $10 million dollars. The Company expects that it will realize the benefit of these deferred tax assets over the next two or more years, where it expects to pay taxes at a rate of less than 15%.

Net cash provided by operations was $527,000 for the six months ended June 30, 2006 compared to $4.7 million for the same period in 2005. In the 2006 period, the Company reduced accrued liabilities by $3.4 million, which were primarily related to the acquisition of Bio-logic, including $2.7 million of obligations related to change of control provisions in Bio-logic employment agreements, as well as other integration plan and acquisition-related costs. In addition we increased our inventory by $2.8 million in the 2006 period, primarily associated with our acquisition of Bio-logic. The Company expects that for the remainder of the year its operations will provide additional cash resources.

Excluding purchases and sales of short-term investments, and approximately $51.4 million of the Company’s cash used to acquire Bio-logic, cash used in investing activities in the six months ended June 30, 2006 was $1.0 million, primarily to acquire equipment, offset by a reduction in deposits and other assets. This compares to $565,000 of cash used in investing activities for the six months ended June 30, 2005.

Cash provided by financing activities was $9.5 million in the six months ended June 30, 2006, compared to $570,000 in the same period in 2006. We borrowed $10 million on a note under a senior secured credit facility with Wells Fargo Bank related to our acquisition of Bio-logic during the 2006 period. Principal on the note is payable in 48 equal monthly installments. We expect to generate sufficient cash from our operations to meet the debt service on this note. Other sources of cash from financing activities were primarily from purchases of our stock pursuant to our stock option plans and our employee stock purchase plan in the amount of $1.0 million and $570,000 in the six months ended June 30, 2006 and 2005, respectively. We also realized an excess tax benefit of $565,00 on the exercise of employee stock options for the six months ended June 30, 2006 that was recorded as an increase to stockholders’ equity.

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. In addition, during the six months ended June 30, 2006, we borrowed $10.0 million on a senior credit facility with Wells Fargo Bank, reflected as “note payable” in the table below. The impact that our contractual obligations and commercial commitments as of June 30, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$8,173	$8,140	$33	$—	$—
Note payable	7,750	2,500	5,250	—	—
Operating lease obligations	1,840	484	1,356	—	—

Total	$17,763	$11,124	$6,639	$—	$—

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

The Company adopted SFAS No. 123R on January 2006 using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service period under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company expects that implementation of SFAS No. 123R will result in additional expense related to share-based compensation of approximately $1.4 million before tax in 2006. The actual expense in 2006 will depend on a number of factors, including the extent to which existing unvested awards expire pursuant to the terms of the awards, the fair value of future awards at the time of grant, and the number of share-based awards granted in 2006.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements. The Company does not expect that this statement will have a material impact on our results of operations, financial position, or cash flows.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 as of January 1, 2007, and does not expect that this statement will have a material impact on our results of operations, financial position, or cash flows.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and must be adopted by the Company no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. The Company is evaluating the impact of adopting FIN 48.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our ability to service our debt; our effective tax rate in 2006, the cost of share-based compensation expense under SFAS 123R, our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our expectation regarding growth in international sales, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S. and sell those products primarily in the U.S., Europe, Asia, and Oceania. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. With the acquisition of Fischer-Zoth in September 2004, a portion of our sales is denominated in the Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended June 30, 2006. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments and cash-equivalents carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at June 30, 2006 through the date of maturity on those investments.

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2006, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2006. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

We invest our excess cash in short-term investments that carry relatively short maturities because our intent is to have cash resources available for potential acquisitions of additional technologies, products, or businesses, and these acquisitions could be significant.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006.

Under the rules of the Securities and Exchange Commission, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

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

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into a senior secured borrowing facility to obtain a portion of the funds needed to complete the acquisition. The loan causes us to incur interest charges for such time as the loan is outstanding. In addition, the loan contains various covenants by us that directly or indirectly restrict our ability to engage in activities that we may otherwise believe to be in the best interests of the Company. The loan is secured by the assets of the Company, and this security interest may have a negative effect on our ability to engage in financing or other activities in future periods.

If we fail to successfully manage the combined operations of Natus and Bio-logic, we may not realize the potential benefits of the acquisition. Bio-logic’s primary offices are located in Mundelein, Illinois and it also has employees and contractors in, among other places, Israel and Poland. The geographical distance between Bio-logic’s and our facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs and delays involved in managing these operations:

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

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses, including net losses for the years 2003 and 2004, and we may incur net losses in the future. As of June 30, 2006, we had an accumulated deficit of approximately $34.0 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

We may be unable to service our debt or maintain sufficient liquidity and working capital

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to service our debt or to fund our other liquidity and working capital needs. If we are unable to meet our debt obligations or fund our other liquidity and working capital needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets. We cannot assure you that we would be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with less favorable covenants, which could further restrict our business operations.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products

We intend to develop and acquire additional products and technologies for the screening, detection, treatment, monitoring and tracking of common medical ailments. Developing and acquiring new products, and improving our existing products, to meet the needs of current and future customers requires significant investments in research and development. If we fail to successfully sell new products, update our existing products, or timely react to changes in technology, our operating results may decline as our existing products reach the end of their commercial life cycles.

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

Our sales efforts through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits from these sales

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, or GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of one GPO, Novation LLC, accounted for approximately 15%, 20%, and 22%, of our total revenue in the twelve months ended December 31, 2005, 2004 and 2003, respectively. Sales to members of GPOs accounted for approximately 28%, 46%, and 39% of our total revenue during the 12 months ended December 31, 2005, 2004, and 2003, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

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

We could lose the ability to use net operating loss carryforwards, which may adversely affect our financial results

U.S. income tax law imposes limitations on the ability of corporations to use net operating loss carryforwards if the corporation experiences a more than 50% change in ownership during any three-year period. We may take actions, such as the issuance of additional stock, which would cause an ownership change to occur. Accordingly, we may be limited to the amount of our tax loss carryforwards we can use in any given year, so even if we have substantial net income, we may not be able to use our net operating loss carryforwards before they expire. In addition, the net operating loss carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination.

During the second quarter of 2006 we completed a formal study to determine whether and the extent to which any of our tax loss and credit carryforwards will be limited. Based on the results of that study, we determined that approximately $650,000 of federal tax loss carryforwards existing as of December 31, 2005 will be limited.

As of December 31, 2005, we had total federal and state net operating loss carryforwards of approximately $19.7 million and $7.0 million, respectively, available to reduce future taxable income. These net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008 through 2025 for state and/or federal income tax purposes. If we have net tax losses in the future, we may not be able to utilize some or all of our net operating loss carryforwards before they expire.

If we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial condition may suffer.

Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us, even though such events may be beneficial to our stockholders

We maintain a stockholder rights plan that is designed to deter unsolicited takeover activity with respect to our Company. In addition, provisions of our restated certificate of incorporation, bylaws, and Delaware law, including provisions providing for a staggered board of directors, could make it more difficult for a third party to remove our management. Further, these provisions may make it more difficult to acquire a large portion of our securities to initiate a tender offer or a proxy contest or acquire us, even if doing so would benefit our stockholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

On June 15, 2006, we held our Annual Meeting of Stockholders. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 10, 2006. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1. Election of Doris Engibous and William M. Moore directors until the Annual Meeting of Stockholders in 2009 or until their successors are elected.

Nominee	In Favor	Withheld
Doris Engibous	17,538,233	107,779
William M. Moore	13,546,938	4,099,074

2. The ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ending December 31, 2006:

For	Against	Abstain
14,110,237	3,520,816	14,959

Other directors whose terms of office as Directors continued after the meeting are:

Director	Term Expires
Robert A. Gunst	2007
James B. Hawkins	2007
Kenneth Ludlum	2008
Mark D. Michael	2008

ITEM 6. Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Amendment No. 2 to Credit Agreement dated as of January 4, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.01	000-33001	6/14/06

10.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan

10.3	2000 Director Stock Option Plan as amended through June 15, 2006

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 9, 2006	By:	/S/ JAMES B. HAWKINS
James B. Hawkins
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2006	By:	/S/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Amendment No. 2 to Credit Agreement dated as of January 4, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.01	000-33001	06/14/2006

10.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan

10.3	2000 Director Stock Option Plan as amended through June 15, 2006

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002