Form 10-Q
period 2006-09-30
NATUS MEDICAL INC
filed 2006-11-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 6, 2006, was 21,304,636.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$37,155	$40,046
Short-term investments	—	12,163
Accounts receivable, net of allowance for doubtful accounts of $506 and $173	16,107	8,460
Inventories	8,912	3,482
Deferred income taxes	562	—
Prepaid expenses and other current assets	1,402	1,041

Total current assets	64,138	65,192

Property and equipment, net	7,510	2,116
Intangible assets	30,131	6,174
Goodwill	22,372	3,836
Deferred income taxes	410	—
Other assets	871	78

Total assets	$125,432	$77,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$5,228	$1,817
Accrued liabilities	11,985	5,441
Current portion of note payable	7,125	—
Deferred revenue	1,810	439

Total current liabilities	26,148	7,697

Deferred income taxes	—	734

Total liabilities	26,148	8,431

Commitments and contingencies (note 14)

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding: 21,274,917 and 18,444,753	131,720	99,634
Accumulated deficit	(32,189)	(30,750)
Accumulated other comprehensive income (loss)	(247)	81

Total stockholders’ equity	99,284	68,965

Total liabilities and stockholders’ equity	$125,432	$77,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$21,806	$10,551	$61,156	$30,422
Cost of revenue	8,299	3,645	22,809	11,435

Gross profit	13,507	6,906	38,347	18,987

Operating expenses:
Marketing and selling	4,809	2,916	14,965	8,355
Research and development	2,438	1,162	7,387	3,233
General and administrative	2,994	1,521	7,928	4,071
Acquired in-process research and development	—	—	5,900	—

Total operating expenses	10,241	5,599	36,180	15,659

Income from operations	3,266	1,307	2,167	3,328

Other income, net	146	319	16	787

Income before provision for income tax	3,412	1,626	2,183	4,115

Provision for income tax	1,543	111	3,622	426

Net income (loss)	$1,869	$1,515	$(1,439)	$3,689

Earnings (loss) per share:
Basic	$0.09	$0.09	$(0.08)	$0.21

Diluted	$0.09	$0.08	$(0.08)	$0.20

Weighted average shares used in the calculation of net income (loss) per share:
Basic	19,749	17,292	18,949	17,224
Diluted	20,860	18,877	18,949	18,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income (loss)	$(1,439)	$3,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	5,900	—
Accounts receivable reserves	60	(22)
Excess tax benefits on the exercise of stock options	730	—
Inventory reserves	262	(278)
Depreciation and amortization	2,914	1,556
Warranty reserves	479	(41)
Share based compensation	965	—
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(3,174)	783
Inventories	(2,286)	737
Other assets	(280)	160
Accounts payable	434	(270)
Accrued liabilities Accounts payable	(2,521)	154
Deferred revenue	551	38

Net cash provided by (used in) operating activities	2,595	6,506

Investing activities:
Acquisition of businesses, net of cash acquired	(56,478)	—
Sale of land, net of costs	2,492	—
Acquisition of property and equipment	(2,204)	(829)
Deposits and other assets	626	13
Purchases of short-term investments	—	(24,866)
Sales of short-term investments	12,165	30,703

Net cash provided by (used in) investing activities	(43,339)	5,021

Financing activities:
Proceeds from stock option exercises and ESPP	1,078	759
Borrowing on credit facility	10,000	—
Proceeds from issuance of common stock, net of issuance cost	29,313	—
Excess tax benefits on the exercise of stock options	730	—
Payments on borrowings	(2,875)	—

Net cash provided by financing activities	38,246	759

Exchange rate effect on cash and cash equivalents	(333)	(358)

Net increase (decrease) in cash and cash equivalents	(2,891)	11,928
Cash and cash equivalents, beginning of period	40,046	16,239

Cash and cash equivalents, end of period	$37,155	$28,167

Supplemental disclosure of cash flow information:
Cash paid for interest	$498	$—

Cash paid for income taxes	$1,094	$121

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for fair presentation of our financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,869	$1,515	$(1,439)	$3,689
Unrealized gain (loss) on available-for-sale securities	3	(24)	5	(20)
Foreign currency translation adjustment	(38)	258	(333)	(358)

Comprehensive income (loss)	$1,834	$1,749	$(1,767)	$3,311

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning Balance	$67,636	$54,861	$68,965	$52,728
Net income (loss)	1,869	1,515	(1,439)	3,689
Proceeds from stock option exercises and ESPP	37	188	1,078	759
Proceeds from stock offering	29,313	—	29,313	—
Share-based compensation expense	419	—	965	—
Tax benefit upon exercise of non-qualified stock options	45	—	730	—
Comprehensive income (loss)	(35)	234	(328)	(378)

Ending balance	$99,284	$56,798	$99,284	$56,798

Stockholder Rights Plan

The Company adopted a Stockholder Rights Plan in September 2002 (the “Rights Plan”), as amended in October 2002, February 2003, March 2005, and September 2006. Pursuant to the Rights Plan, the Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock (the “Rights”) and each such Right has an exercise price of $23.00. The Rights become exercisable, unless redeemed by the Company, upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for the Company’s Common Stock or the acquisition of a specified percentage of the Company’s Common Stock by a third party.

2- Basic and Diluted Net Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three months ended September 30, 2006, common stock equivalents of approximately 1,111,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the nine months ended September 30, 2006, common stock equivalents of approximately 1,350,000, shares were excluded from the calculation of diluted net loss per share because of their anti-dilutive effect. For the three months ended September 30, 2006, common stock equivalents of 174,000 shares were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the period.

For the three and nine months ended September 30, 2005, common stock equivalents of approximately 1,585,000 shares and 1,349,000 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For the three and nine months ended September 30, 2005, common stock equivalents of approximately 888,000 shares were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the respective periods.

3- Business Combinations

Nascor

In September 2006 the Company completed the purchase of certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. (the “Nascor” assets) for $953,000 in cash including direct costs of the acquisition. In addition, the Company is also obligated to make future payments of up to $675,000 over a three-year period based primarily on the achievement of certain revenue targets. If the required achievements are met, the additional payments will be recorded as goodwill associated with the purchase. The Company previously distributed certain Nascor products, including the Biliband and Oxydome, in the United States and certain other countries. This acquisition provides the Company with worldwide distribution rights and is expected to improve its margins.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Nascor at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $442,000, which is expected to be deductible for tax purposes. The results of operations from this acquisition are included in our consolidated financial statements from the date of acquisition.

Intangible assets included in the purchase allocation consist of developed technology of $201,000 assigned an economic life of 15 years that are being amortized using the straightline method, and trademarks of $161,000 that have an indefinite life and will not be amortized.

Deltamed S.A.

In September 2006 the Company purchased all the common stock of privately held Deltamed S.A. headquartered in Paris, France, and its wholly owned subsidiaries, Raciar-Alvar, located in Bordeaux, France, and IT-Med, located near Frankfurt, Germany (collectively “Deltamed”) for approximately $4.1 million cash including direct costs of the acquisition. Deltamed is a leading European manufacturer of medical devices used in the detection of neurological dysfunction, epilepsy, and sleep disorders through the use of electroencephalograph (“EEG”) and polysomnography (“PSG”) technologies. The acquisition adds to the Company’s international growth opportunities by broadening its product offerings and leveraging its distribution organization.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Deltamed at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the approximate amount of $674,000, which is not expected to be deductible for tax purposes. Deltamed’s results of operations are included in our consolidated financial statements from the date of acquisition.

The determination of estimated fair value requires management to make significant estimates and assumptions. The Company hired independent third parties to assist in the valuation of intangible assets and goodwill. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted :

Accounts receivable	$355
Property and equipment	635
Inventory	1,054
Deferred tax asset	203

Identifiable intangible assets:
Patents and developed technology	400
Customer-related intangibles	400
Trademarks and tradenames	500

Goodwill	3,518
Accounts payable	(1,838)
Accrued expenses and other liabilities	(1,083)

Total purchase price	$4,144

Because this acquisition was completed late in the quarter ended September 30, 2006, the purchase price allocation is still preliminary.

Intangible assets included in the purchase allocation consist of: (1) patents and developed technology of $400,000 assigned a weighted average economic life of 15 years being amortized on the straightline method, (2) customer-related intangibles of $400,000 assigned a weighted average economic life of 10 years being amortized on a graded method, and (3) trademarks valued at $500,000 that have an indefinite life and are not being amortized.

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

The determination of estimated fair values requires management to make significant estimates and assumptions. The Company hired independent third parties to assist in the valuation of intangible assets, in-process research and development, buildings, and land. During the three months ended September 30, 2006 the Company recorded an adjustment to the preliminary purchase price allocation to account for: (1) the tax benefit of an approximate $9.0 million tax net operating loss carryforward reported in the short-period Federal income tax return of Bio-logic for the period March 1, 2005 through January 5, 2006, and (2) an approximate $3.9 million difference between the fair market value and tax basis of land and a building included in the acquisition. The result of the adjustment was to increase deferred tax assets by $5.4 million and increase deferred tax liabilities by $2.1 million, with an offsetting reduction to goodwill of $3.3 million. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted:

Cash	$17,875
Accounts receivable	4,179
Property and equipment	6,258

Identifiable intangible assets:
Core technology	17,100
Developed technology	4,200
Tradenames	2,500

Goodwill	15,382
Other assets	3,094
Release of preexisting valuation allowance for deferred tax asset	9,930
Deferred tax assets	5,414
Deferred tax liabilities	(13,816)
Change of control and restructuring liabilities	(3,000)
Other liabilities assumed	(5,761)
In-process research and development	5,900

Total purchase price	$69,255

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

The following unaudited pro forma combined results of operations of Natus for the three months ended September 30, 2005, and the nine months ended September 30, 2006 and 2005 are presented as if the acquisition of Bio-logic had occurred on the first day of the periods presented.

Unaudited Pro Forma Financial Information

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005
	(in thousands, except per share data)
Revenue	$19,103	$61,258	$54,371
Net income (loss)	$2,237	$(4,011)	$4,844
Pro forma diluted earnings (loss) per share	$0.12	$(0.21)	$0.26
Shares used in computing pro forma basic or diluted earnings (loss) per share	18,877	18,949	18,574

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

For the period from January 1, 2006 through January 4, 2006, the following material, nonrecurring items are included in the pro forma results of operations (in thousands):

Accruals related to integration plan (See Note 13)	$2,927
Employer payroll taxes upon acceleration of stock option vesting	487

Neometrics, Inc.

In July 2003, the Company purchased substantially all of the assets of Neometrics, Inc. (“Neometrics”) for $3.6 million in cash plus the assumption of certain liabilities. During the first quarter 2006, the Company resolved certain claims related to the acquisition and received $400,000 cash from the sellers as a settlement. The amount was recorded as a reduction of goodwill.

Natus Neonatal Ltd.

During the first quarter 2006, the Company ceased selling through a direct sales force in the U.K. and began to sell through a distributor. Related to this action the Company wrote off approximately $75,000 of goodwill associated with the Company’s U.K. subsidiary. At September 30, 2006 the U.K. subsidiary had no employees and no significant assets or liabilities other than cash and accounts receivable.

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s acquisitions of Neometrics, Fischer-Zoth, Bio-logic, the Nascor assets, and Deltamed for the three months ended September 30, 2006 and 2005 were $552,000 and $171,000, respectively, and for the nine months ended September 30, 2006 and 2005 were $1.7 million and $517,000, respectively.

4- Inventories

Inventories consisted of (in thousands):

	September 30, 2006	December 31, 2005
Raw materials and subassemblies	$5,327	$1,695
Finished goods	3,585	1,787

Total	$8,912	$3,482

The balances at September 30, 2006 and December 31, 2005 reflect valuation reserves of approximately $854,000 and $143,000, respectively, related primarily to specific inventory that has a cost basis that is potentially greater than its net realizable value.

5- Property and Equipment

Property and equipment consisted of (in thousands):

	September 30, 2006	December 31, 2005
Land	$900	$—
Building	2,200	—
Leasehold improvements	507	499
Office furniture and equipment	4,314	3,223
Computer software and hardware	2,482	2,925
Demonstration and loaned equipment	3,061	2,273

	13,464	8,920
Accumulated depreciation	(5,954)	(6,804)

Total	$7,510	$2,116

Approximately $3.4 million of the increase in the cost basis of property and equipment from December 31, 2005 to September 30, 2006 resulted from the acquisition of Bio-logic. During the three months ended September 30, 2006 the Company sold undeveloped land with a cost basis of approximately $2.8 million adjacent to the Bio-logic production facility in Mundelein, Illinois. Because the land was recorded at its fair market value in January 2006, pursuant to the terms of a contingent sale, no gain or loss was recognized upon its sale.

The Company recorded depreciation expense of $358,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively, and $320,000 and $1.0 million for the three and nine months ended September 30, 2005, respectively.

6- Wells Fargo Credit Facility

On January 4, 2006, the Company entered into (i) a Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), (ii) a Term Commitment Note in favor of Wells Fargo (the “Term Note”) and (iii) a Security Agreement in favor of Wells Fargo (collectively, the “Term Credit Facility”).

Pursuant to the Term Credit Facility, on January 5, 2006, Wells Fargo advanced $10 million to the Company, which obligation is represented by the Note and secured by a security interest in the Company’s assets. The proceeds of such advance were used solely to assist in financing the acquisition of Bio-logic. The outstanding principal balance under the Note as of the close of business on January 30, 2006 is payable in installments over forty-eight (48) months, with a final installment consisting of all remaining unpaid principal due and payable in full on December 31, 2009. The outstanding principal balance under the Term Note will bear interest, at either a floating rate or a fixed rate at the election of the Company as follows: (i) a fluctuating rate per annum one-quarter percent (0.25%) above the Prime Rate (as defined in the Note) in effect from time to time, or (ii) a fixed rate per annum determined by Wells Fargo to be two and one-half percent (2.50%) above LIBOR (as defined in the Term Note) in effect on the first day of applicable one-, two- or three-month Fixed Rate Terms (as defined in the Term Note). The Term Note can be prepaid without penalty at any time if the Company elects to have interest determined under a fluctuating rate, or at the completion of any one-, two- or three-month Fixed Rate Term.

The Term Credit Facility contains covenants, including covenants relating to liquidity and other financial measures and provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company is in compliance with all covenants currently in effect. The Term Credit Facility also contains provisions that limit the ability of the Company to pay dividends.

On September 12, 2006, the Company and Wells Fargo Bank entered into the Third Amendment to the Term Credit Facility primarily to modify certain terms and covenants in the agreement associated with the Company’s planned acquisition of Deltamed. The Company completed the acquisition of Deltamed on September 13, 2006.

As more fully described in Note 15 - Subsequent Events, on November 8, 2006 the Company entered into a $15 million Revolving Credit Facility with Wells Fargo Bank. At that time, the Term Note was paid off and the Term Credit Facility and Term Note were terminated. At September 30, 2006 the outstanding balance of the Term Note has been classified as a current liability.

Balances on the Note were as follows (in thousands):

Three Months Ended September 30, 2006
Term Note payable	$7,125
Less current portion	7,125

Non-current portion of note payable	$—

7- Stock Offering

In August 2006, the Company issued 2,645,000 shares of its common stock in a registered offering. The offering was priced at $11.66 per share, which was the closing price of the Company’s stock on the day prior to the offering. The Company raised $29.3 million, net of underwriting fees and other costs of the offering.

8- Reserve For Product Warranties

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

Activity in the warranty reserve during the three and nine months ended September 30, 2006 and 2005 consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance - beginning of period	$703	$223	$248	$253
Warranty accrued for the period	179	44	479	117
Warranty obligations of acquired businesses	58	—	364	—
Repairs for the period	(74)	(54)	(225)	(157)

Balance – end of period	$866	$213	$866	$213

Warranty obligations of acquired businesses represent the fair market value of warranty obligations of acquired businesses recorded through business purchase accounting.

9- Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$247	$314	$491	$750
Interest expense	(160)	—	(498)	—
Foreign currency exchange gain (loss)	64	—	(64)	—
Other	(5)	5	87	37

Total other income (expense), net	$146	$319	$16	$787

10- Share-Based Compensation

Share-Based Compensation — Prior to January 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Since the Company granted options with exercise prices equal to the fair value of the Company’s stock on the date of grant, no intrinsic value and therefore no expense was recorded for these options under APB 25.

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

For the three and nine months ended September 30, 2006, the Company recorded share-based compensation expense of $419,000 and $965,000, respectively, which reduced gross profit by $47,000 and $116,000, respectively, increased operating expenses by $372,000 and $849,000, respectively, decreased net income for the three months ended September 30, 2006 by $229,000, and increased net loss for the nine months ended September 30, 2006 by $529,000. The impact on basic and diluted net income per share for the three months ended September 30, 2006 was to decrease net income per share by $0.01, and for the nine months ended September 30, 2006, to increase the loss per share by $0.03. For the three and nine months ended September 30, 2005, the Company did not recognize any share-based compensation expense under the intrinsic value method. On a pro forma basis, the Company’s share-based compensation during the three and nine months ended September 30, 2005 was $563,000 and $1,348,000, respectively.

Under SFAS No. 123R, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Consequently, the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect their estimated fair value.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2006, such that expense was recorded only for those share-based awards that are expected to vest. Under APB 25, to the extent awards were forfeited prior to vesting, the previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS 123R and for the three and nine months ended September 30, 2006, the Company did not record a cumulative adjustment to account for the expected forfeitures of share-based awards granted to non-employees prior to January 1, 2006 (primarily consultants to the Company), for which the Company previously recorded an expense, as the adjustment was not material.

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

Stock Option Activity – Stock option activity under the Company’s stock awards plans for the nine months ended September 30, 2006 is summarized as follows (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,684	$5.80	—	—
Options granted	527	12.57	—	—
Options exercised	(176)	5.28	—	—
Options canceled/forfeited/expired	(41)	8.41	—	—

Outstanding at September 30, 2006	2,994	6.99	7.27	$10,853

Exercisable at September 30, 2006	1,612	5.51	6.70	$7,070

The aggregate intrinsic value in the above table represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on September 30, 2006. The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was $146,000 and $2.3 million respectively. The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2006 was $13.09 and $12.57, respectively, and for the three and nine months ended September 30, 2005 was $10.90 and $9.97, respectively.

Cash received from options exercises and purchases under the ESPP for the three and nine months ended September 30, 2006 was $38,000 and $1.1 million, respectively, and for the three and nine months ended September 30, 2005 was $186,000 and $761,000, respectively.

Restricted Stock Activity – The following table summarizes the activity for restricted stock awards during the nine months ended September 30, 2006 (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	—	—
Granted	60	$11.32
Vested	—	—
Cancelled	—	—

Unvested at September 30, 2006	60	$11.32

The weighted average remaining contractual life for unvested restricted stock awards and units at September 30, 2006 was 3.7 years. No restricted stock awards vested during the three or nine months ended September 30, 2006.

Black-Scholes Inputs – The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0	0.0	0.0	0.0
Risk-free interest rate	4.8%	3.3%	4.8%	3.3%
Expected volatility	36%	67%	36%	67%
Expected term (in years)	5.2	2.5	5.2	2.5
Forfeiture rate	20%	20%	20%	20%

The Company has no history or expectation of paying dividends on its common stock.

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

Expected volatility is based exclusively on historical volatility data of the Company’s stock.

The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by SEC Staff Accounting Bulletin (“SAB”) No.107.

Prior to June 2006 the Board of Directors of the Company approved grants of options that had a term of 10 years. In June 2006 the Board of Directors determined that future grants of options, including options granted to employees and directors on or after June 15, 2006, will have a term of six years. For the three months ended September 30, 2006, this change in policy had an immaterial impact upon the Black-Scholes input for expected term; however, the Company expects that over time this new policy will have the effect of reducing the input for expected term, which will reduce the fair value of future options calculated under the Black-Scholes method.

Share-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used a pre-vesting forfeiture rate of 20% in the calculation of share-based compensation expense for the three and nine months ended September 30, 2006, based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of the Company’s stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. During the three and nine months ended September 30, 2006, the Company recorded $17,000 and $54,000, respectively, of compensation expense associated with the ESPP.

Three and Nine Months ended September 30, 2005 – Had compensation expense for the Company’s stock option awards been determined based on the Black-Scholes fair value method at grant dates, consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts presented in the following table:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,515	$3,689
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(563)	(1,348)

Pro forma net income	$952	$2,341

Basic earnings per share:
As reported	$0.09	$0.21

Pro forma	$0.06	$0.14

Diluted earnings per share:
As reported	$0.08	$0.20

Pro forma	$0.05	$0.13

11- Income Taxes

Provision for Income Tax

The Company recorded provisions for income tax of $1.5 and $3.6 million for the three and nine-months ended September 30, 2006, and $111,000 and $426,000 for the same periods in 2005. Our effective tax rates for the quarters ended September 30, 2006 and 2005 were 45.2% and 6.8%, respectively. In the first quarter 2006 we recorded a $5.9 million IPR&D charge associated with the acquisition of Bio-logic that is on an after-tax basis.

Prior to the acquisition of Bio-logic, the Company generated tax losses and maintained a full valuation allowance on its deferred tax assets. Tax expense historically consisted of a provision for the U.S. Federal corporate alternative minimum tax, minimal domestic state taxes, and foreign taxes at statutory rates. The Company released its valuation allowance through goodwill as part of the purchase accounting for Bio-logic. Since there are no longer any unrecognized deferred tax assets, the 2006 effective tax rate in the three and nine months ended September 30, 2006 increased to near the statutory rates in the jurisdictions in which we file tax returns. The effective tax rate is higher than the statutory rate of approximately 40.5% because of non-deductible expenses in our book income, including share-based compensation expense.

Deferred Income Taxes

At September 30, 2006 the Company reported a net current deferred income tax asset of approximately $562,000 and a net non-current deferred income tax asset of approximately $410,000. At December 31, 2005, the Company reported a net non-current deferred income tax liability of approximately $743,000. A full valuation allowance of approximately $9.9 million was provided for deferred income tax assets at December 31, 2005.

During the three months ended September 30, 2006 the Company recorded an adjustment to its deferred taxes to account for: (1) the tax benefit of an approximate $9.0 million tax net operating loss carryforward reported in the short-period Federal income tax return of Bio-logic for the period March 1, 2005 through January 5, 2006, that had not previously been recognized through purchase accounting, and (2) the tax benefit of an approximate $3.9 million difference between the fair market value and tax basis of land and a building obtained through the acquisition of Bio-logic that had not previously been recognized through purchase accounting. The result of the adjustment was to increase the Company’s deferred tax assets by approximately $3.3 million.

12- Segment, Customer and Geographic Information

The Company currently operates in one reportable segment, the Medical Devices and Related Supplies segment. With the exception of our Neometrics newborn screening data management systems (“Neometrics Product Line”), the nature of the Company’s products and production processes as well as type of customers and distribution methods are consistent among all product lines, including the product lines the Company gained through its acquisition of Bio-logic. The Neometrics Product Line is differentiated from our other product lines in that it is not a medical device or related supply product, is not currently regulated by the FDA and revenue is recognized under the percentage of completion basis. For the three and nine months ended September 30, 2006, the Neometrics Product Line did not meet the quantitative thresholds for segment reporting and is therefore included in the “all other” reconciling line.

The accounting policies of the Company’s reportable segment are the same as those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended

December 31, 2005, as updated in this interim report. The Company allocates resources to and evaluates the performance of its reportable segment based on operating income, excluding items that the Company considers non-recurring to the Company’s operations, which for the nine months ended September 30, 2006 consists of a $5.9 million charge for in-process research and development recognized in connection with the Company’s acquisition of Bio-logic. For management reporting purposes, corporate expenses are charged predominantly to the Medical Devices and Related Supplies segment. The asset totals disclosed by the segment are directly managed by the segment and include accounts receivable, inventory, certain fixed assets, intangible assets and goodwill, and certain other assets. Assets that are not allocated specifically to the segment primarily include cash and cash equivalents, short-term investments and deferred tax assets and liabilities.

The table below presents information about the Company’s reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Medical devices and related supplies	$21,261	$10,070	$59,250	$28,821
All other	545	481	1,906	1,601

Total consolidated revenue	$21,806	$10,551	$61,156	$30,422

Operating income (loss):
Medical devices and related supplies	$3,235	$1,440	$7,798	$3,708
All other	31	(133)	269	(380)

Segment sub-total	3,266	1,307	8,067	3,328
Acquired in-process research and development	—	—	(5,900)	—

Total income (loss) from operations	$3,266	$1,307	$2,167	$3,328

	September 30, 2006	December 31, 2005
Assets:
Medical devices and related supplies	$84,566	$20,955
All other	3,721	4,232
Corporate assets	37,155	52,209

Total consolidated assets	$125,432	$77,396

The following is revenue and long-lived asset information by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
United States	$16,298	$6,661	$44,938	$19,161
Foreign countries	5,508	3,890	16,218	11,261

Totals	$21,806	$10,551	$61,156	$30,422

	September 30, 2006	December 31, 2005
Long-lived assets:
United States	$48,807	$5,988
Foreign countries	11,206	6,138

Totals	$60,013	$12,126

Long-lived assets include property and equipment (net), intangible assets and goodwill. During the three and nine months ended September 30, 2006, no single customer or foreign country contributed to more than 10% of revenue.

13- Restructuring Reserve

On January 9, 2006, the Company initiated an integration plan (the “Plan”) related to the acquisition of Bio-logic. Under the Plan, the Company reduced the size of its combined workforce by approximately 23 employees, representing approximately 10% of the workforce of the Company. Under the Plan, the Company seeks to eliminate redundant costs resulting from the acquisition of Bio-logic and improve efficiencies in operations. A majority of notifications to employees was completed during the week of January 9, 2006, and substantially all of the staff reductions were completed by September 30, 2006.

The Plan has been accounted for in accordance with FASB, Emerging Issues Task Force Issue 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All costs associated with the Plan were recognized as a liability assumed as of the consummation date of the merger. Substantially all of the costs associated with the Plan will result in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Plan (in thousands):

	Beginning Balance	Expenses Accrued	Paid	Ending Balance
Nine months ending September 30, 2006
Employee termination benefits	$—	$2,827	$(2,755)	$72
Other	—	100	—	100

Totals	$—	$2,927	$(2,755)	$172

14- Commitments and Contingencies

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements it has entered into, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has a directors’ and officers’ liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any amounts paid resulting from the indemnification of its directors and officers. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of September 30, 2006.

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

We currently are, and may from time to time, become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed the eminent matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

15- Subsequent Events

Acquisition of Business

On October 16, 2006, the Company acquired privately held Olympic Medical Corp. for approximately $16.6 million cash, plus the immediate satisfaction of approximately $2.7 million of Olympic Medical obligations associated with the acquisition. Olympic Medical, based in Seattle, Washington, develops and markets medical products used in the neonatal intensive care unit (“NICU”) and pediatric department of the hospital, including devices for the detection of neurologic function of newborns. The acquisition is intended to enhance the Company’s growth opportunities by broadening its product offerings, which the Company plans to leverage through its direct sales force in the U.S. and international distribution organization. The Company plans to retain Olympic Medical’s operations, as well as their established brands and existing products. Olympic Medical has approximately 100 employees and recorded sales of $16.0 million during calendar year 2005.

Wells Fargo Revolving Credit Facility

On November 8, 2006, the Company entered into (i) a Revolving Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), (ii) a Credit Commitment Note (the “Note”) in favor of Wells Fargo and (iii) a Security Agreement in favor of Wells Fargo (collectively, the “Revolving Credit Facility”).

Pursuant to the Revolving Credit Facility, on November 8, 2006, Wells Fargo committed to advance, from time to time for one year, a maximum of $15 million to the Company, which obligation is represented by the Note and secured by a security interest in the Company’s assets. The proceeds of such advances can be used for working capital needs. In addition, the Company can use up to $10 million of the commitment for the acquisition of businesses without prior approval of Wells Fargo. The Revolving Credit Facility carries an unused commitment fee equal to one quarter of one percent of the average unused commitment, payable quarterly. Outstanding advances under the Note will bear interest, at either a floating rate or a fixed rate at the election of the Company as follows: (i) a fluctuating rate per annum one-quarter percent (0.25%) below the Prime Rate (as defined in the Note) in effect from time to time, or (ii) a fixed rate per annum determined by Wells Fargo to be two percent (2%) above LIBOR (as defined in the Note) in effect on the first day of applicable one-, two- or three-month Fixed Rate Terms (as defined in the Note). The Note can be prepaid without penalty at any time if the Company elects to have interest determined under a fluctuating rate, or at the completion of any one-, two- or three-month Fixed Rate Term.

The Revolving Credit Facility contains covenants, including covenants relating to liquidity and other financial measures and provides for events of default, including failure to pay interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect.

Wells Fargo Term Commitment Note

Concurrent with executing the Revolving Credit Facility, on November 8, 2006, the Company paid off the remaining balance of its Term Note with Wells Fargo and the Term Credit Facility and Term Note were terminated.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, AOAE®, ALGO®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler®, MiniMuffs® and neoBLUE® are registered trademarks of Natus Medical Incorporated. EchoLink™, Neometrics™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Bio-logic®, AuDX®, ABaer®, Ceegraph®, MASTER®, Navigator®, Sleepscan®, and Traveler® are registered trademarks of Bio-logic Systems Corp. CHAMP™ and Smartpack™ are non-registered trademarks of Bio-logic. Coherence is a non-registered trademark of Deltamed.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2006 Third Quarter Overview. A summary of key information concerning the financial results for the three and nine months ended September 30, 2006;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and which require critical judgments and estimates;

•	Results of Operations. An analysis of the Company’s results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recently Issued Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact upon the Company’s results of operations, financial position or cash flows; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

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

Currently, our principal product lines consist of our ALGO and ABaer screening products for newborn hearing screening, our AuDX and Echo-Screen OAE device for hearing screening in newborns and hearing monitoring in young children and adults, our Navigator products for diagnostic hearing assessment in children and adults, our neoBLUE LED line of phototherapy devices for the treatment of newborn jaundice, our Ceegraph VISION, Sleepscan VISION, and Coherence product lines for electroencephalograph (“EEG”) and polysomnography (“PSG”) monitoring and diagnosis of neurologic dysfunction and sleep disorders, and our Neometrics newborn screening data management systems (“MSDS”).

Our revenue is generated almost exclusively from the sale of devices and systems, which are generally non-recurring, and related supplies and services, which are generally recurring. Devices and systems revenue results from the sale of our ALGO, ABaer, Echo-Screen, AuDX, Navigator, neoBLUE, Ceegraph, Sleepscan, and Coherence 3NT devices, and installation of our Neometrics’ newborn screening data management systems. Supplies and services revenue results from sales of disposable supplies used with the abovementioned devices, the Nascor product line, software maintenance agreements for our Neometrics data management systems, as well as extended service agreements on our medical devices.

In the United States we sell our products primarily through a direct sales force. Our diagnostic hearing devices are sold in the U.S. through distributors. We sell our products internationally in over 80 other countries through distributors. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 27% of our revenue during the three and nine months ended 30, 2006, compared to 37% of our revenue during the respective periods in 2005. The reduction in international sales as a percent of total sales in the 2006 periods, as compared to 2005, was attributable to our acquisition of Bio-logic, as their international sales comprise a lower percentage of their total sales than Natus. We anticipate that international revenue will increase as a percent of revenue in the future.

2006 Third Quarter Overview

In August 2006 we issued 2,645,000 shares of our stock in a registered offering priced at $11.66 per share, raising $29.3 million after deducting costs associated with the offering. In September 2006 we completed the acquisitions of The Nascor assets for cash of $953,000 and Deltamed for cash of $4.1 million. On September 26, we completed the sale of an undeveloped parcel of land we obtained through our acquisition of Bio-logic, netting approximately $2.5 million. In addition, after the end of the third quarter of 2006, on October 16, we completed the acquisition of Olympic Medical for $19.3 million including the immediate satisfaction of $2.7 million dollars of Olympic Medical obligations associated with the acquisition. Olympic Medical has approximately 100 employees and recorded sales of $16.0 million during calendar year 2005.

During the three months ended September 30, 2006, Natus recognized $21.8 million of revenue, an increase of $11.3 million or 107% from $10.6 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 42% to $5.5 million for the third quarter 2006, compared with $3.9 million in the comparable quarter in 2005.

Our gross profit decreased to 61.9% for the three months ended September 30, 2006, compared with 65.4% for the third quarter of 2005. For the three months ended September 30, 2006, total operating expenses increased by $4.6 million, or approximately 82.9%, to $10.2 million, compared with $5.6 million for the third quarter of 2005.

Net income for the three months ended September 30, 2006 was $1.8 million, or $0.09 per diluted share, compared to net income of $1.5 million, or $0.08 per diluted share, reported in the same period in the prior year.

In order to more fully understand the comparison of the results of operations for the third quarter of 2006 as compared to the same period in 2005, it is important to note that we acquired Bio-logic on January 5, 2006, which had a material impact on our results of operations for the three months ended September 30, 2006. The acquisition of Deltamed did not have a significant impact on our results of operations for the three months ended September 30, 2006.

Application of Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). In so doing, we must often make estimates and use assumptions that can be subjective and, consequently, our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

During the nine months ended September 30, 2006, there were no changes in the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2005, except for those related to share-based compensation expense associated with our adoption of SFAS 123R as of January 1, 2006, as more fully described below.

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

Share-based compensation

On January 1, 2006, the Company adopted the provision of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, using the modified prospective approach. With the adoption of SFAS 123R, the Company is required to record the fair value of share-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected dividend yield, risk-free interest rate, expected stock-price volatility, expected term, and forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, expected life, and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates. Following is a summary of the criteria the Company considers when making these estimates:

•	Expected volatility is based exclusively on historical volatility data of the Company’s common stock, measured by reference to the average of the high and low price of the stock on the same day of each week.

•	The expected term of stock options granted is based exclusively on historical data and represents the period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by SAB No. 107.

•	Share-based compensation expense is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company bases its pre-vesting forfeiture rate on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.1	34.6	37.3	37.6

Gross profit	61.9	65.4	62.7	62.4

Operating expenses:
Marketing and selling	22.1	27.6	25.4	27.5
Research and development	11.2	11.0	12.1	10.6
General and administrative	13.7	14.4	13.0	13.4
Acquired in-process research and development	—	—	9.6	—

Total operating expenses	47.0	53.0	59.2	51.5

Income from operations	14.9	12.4	3.5	10.9

Other income, net	0.7	3.0	—	2.6

Income before provision for income taxes	15.6	15.4	3.5	13.5

Income tax provision	7.0	1.0	5.9	1.4

Net income (loss)	8.6%	14.4%	(2.4)	%12.1%

Three and Nine Months Ended September 30, 2006 and 2005

Acquisitions

In order to more fully understand the comparison of the results of operations for the three and nine months ended September 30, 2006, as compared to the respective periods in 2005, it is important to note that we acquired Bio-logic on January 5, 2006, which had a material impact on our financial position and results of operations during 2006. The acquisitions of The Nascor assets and Deltamed did not have a significant impact upon our results of operations for the three months ended September 30, 2006.

Consolidated Results

Our revenue increased $11.3 million, or 106.7%, to $21.8 million in the three months ended September 30, 2006, from $10.6 million in the same period in 2005. Bio-logic contributed to $10.2 million of the increase. Our revenue increased $30.7 million, or 101%, to $61.2 million in the nine months ended September 30, 2006, from $30.4 million in the same period in 2005. Bio-logic contributed to $28.3 million of the increase.

Revenue from devices and systems increased 186% to $12.6 million in the three months ended September 30, 2006, compared to $4.4 million in the same period in 2005. Revenue from Bio-logic’s hearing diagnostic, neurology and sleep diagnostic product lines contributed to $7.7 million of the increase. Revenue from devices and systems increased 162% to $34.2 million in the nine months ended September 30, 2006, from $13.0 million in the same period in 2005. Revenue from Bio-logic’s hearing diagnostic, neurology and sleep diagnostic product lines contributed to $21.2 million of the increase

Revenue from supplies and services increased $2.8 million, or 46.7%, to $8.9 million in the three months ended September 30, 2006, from $6.0 million in the same period in 2005. Sales of supplies used with Bio-logic’s hearing screening and diagnostic devices contributed to $2.4 million of the increase, with the remainder coming primarily from supplies used with our ALGO and Echo-Screen devices. Revenue from supplies and services increased $8.9 million or 52%, to $26 million in the nine months ended September 30, 2006 from $17.1 million in the same period in 2005. Sales of supplies used with Bio-logic’s hearing screening and diagnostic devices contributed to $6.9 million of the increase, with the remainder coming primarily from supplies used with our ALGO and Echo-Screen devices. Revenue from supplies and services was 41% and 43%, respectively, of total revenue in the three and nine months ended September 30, 2006, compared to 57% and 56%, in the respective periods in 2005. The decrease in supplies and services revenue as a percent of total revenue in the 2006 periods, compared to the respective periods in 2005, is associated with the product mix of Bio-logic. No end-customer accounted for more than 10% of our revenue in the three or nine months ended September 30, 2006 or 2005.

Revenue from sales outside the U.S. was $5.5 million and $16.2 million, respectively, for the three and nine months ended September 30, 2006, from $3.9 million and $11.3 million in the same periods in 2005. Bio-logic contributed to $1.3 million and $5.3 million, respectively, of the increase in three and nine months ended September 30, 2006.

Our gross profit increased $6.6 million, or 95%, to $13.5 million in the three months ended September 30, 2006, from $6.9 million in 2005. Our gross profit increased $19.4 million, or 102%, to $38.3 million in the nine months ended September 30, 2006, from $19 million in 2005. Gross profit as a percentage of revenue was 61.9% and 62.7%, respectively, in the three and nine months ended September 30, 2006, from 65.4% and 62.4% in the respective periods in 2005. The improvement in our gross profit percentage for the nine months ended September 30, 2006 was primarily attributable to the results of Bio-logic and product mix. The deterioration in our gross profit for the three months ended September 30, 2006 was primarily related to product mix, as well as increases to our warranty and inventory reserves.

Total operating costs increased by $4.6 million to $10.2 million in the three months ended September 30, 2006, from $5.6 million in the same period in 2005. Total operating costs increased by $20.5 million, to $36.2 million, in the nine months ended September 30, 2006, from $15.7 million in the same period in 2005. The increase in the nine-month period in 2006 was primarily attributable to $12.1 million of Bio-logic operating costs and a $5.9 million charge for in-process research and development associated with our acquisition of Bio-logic. Operating costs of Bio-logic contributed to $3.8 million of the increase for the three months ended in September 2006. During the three and nine months ended September 30, 2006, we also recorded $372,000 and $849,000, respectively, of employee share-based compensation expense. We did not record employee equity based compensation in 2005. The net increase in total operating costs from factors other than the foregoing was primarily attributable to an increase in outside consulting fees of $432,000 and $1.2 million, respectively, in the three and nine months ended September 30, 2006, and, to a lesser extent, increased domestic sales compensation in the 2006 periods.

Our marketing and selling expenses increased $1.9 million, or 64.9%, to $4.8 million in the three months ended September 30, 2006, from $2.9 million in the same period in 2005. Marketing and selling expenses increased $6.6 million, or 79%, to $15.0 million in the nine months ended September 30, 2006, from $8.3 million in the same period in 2005. The increases in both periods were attributable to Bio-logic, which contributed to $2.0 million and $6.6 million, respectively, of the increase in the three and nine months ended September 30, 2006, compared to the same periods in 2005.

Our research and development expenses increased $1.3 million, or 109%, to $2.4 million in the three months ended September 30, 2006, from $1.2 million in the same period in 2005. Research and development expenses increased 129%, or $4.2 million, to $7.4 million, in the nine months ended September 30, 2006, compared to $3.2 million in the comparable period in 2005. Bio-logic contributed to $1.3 million and $4.0 million, respectively, of the increase for the three and nine months ended September 30, 2006, with the remainder of the increase coming primarily from salaries and outside consulting costs.

Our general and administrative expenses increased $1.5 million, or 97%, to $3 million in the three months ended September 30, 2006, from $1.5 million in the same period in 2005. General and administrative expenses increased by $3.9 million, or 95%, to $7.9 million for the nine months ended September 30, 2006, compared to $4.1 million reported in the same period in 2005. Bio-logic contributed to $583,000 and $1.5 million, respectively, of the increase in the three and nine months ended September 30, 2006. Employee share-based compensation expense was $230,000 and $490,000 for the three and nine months ended September 30, 2006, while we had no employee share-based compensation expense in 2005. Outside consulting costs also increased by $360,000 and $870,000, respectively, in the three and nine months ended September 30, 2006, compared to the same periods in 2005.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported a net other expense of $146,000 in the three months ended September 30, 2006, compared to net other income of $319,000 in the same period in 2005. Net other expense for the nine months ended September 30, 2006 was $16,000 compared to net other income of $787,000 in the same period in 2005. The reduction in other income (expense) resulted primarily from the decrease in our investment portfolio and an increase in interest expense related to our note payable, both of which were related to our acquisition of Bio-logic.

We recorded a provision for income tax of $1.5 million for the quarter ended September 30, 2006, compared to a provision of $111,000 for the same period in 2005. For the nine months ended September 30, 2006 we recorded a provision for income tax of $3.6 million, compared to $426,000 recorded in the same period in 2005. Our effective tax rates for the quarters ended September 30, 2006 and 2005 were 45.2% and 6.8%, respectively. In the first quarter 2006 we recorded a $5.9 million IPR&D charge associated with the acquisition of Bio-logic that is on an after-tax basis.

Prior to the acquisition of Bio-logic, the Company generated tax losses and maintained a full valuation allowance on its deferred tax assets. Tax expense historically consisted of: (i) a provision for the U.S. Federal corporate alternative minimum tax, (ii) minimal domestic state taxes, and (iii) foreign taxes at statutory rates. The Company released its valuation allowance through goodwill as part of the purchase accounting for Bio-logic. Since there are no longer any unrecognized deferred tax assets, the 2006 effective tax rate in the three and nine months ended September 30, 2006 increased to near the statutory rates in the jurisdictions in which we file tax returns. The effective tax rate is higher than the statutory rate of approximately 40.5% because of non-deductible expenses in our book income, including share-based compensation expense.

Segment Results

We currently operate in one reportable segment, our Medical Devices and Related Supplies segment. Additional financial information about our segment is set forth in Note 12 – Segment, Customer and Geographic Information, of our condensed consolidated financial statements contained in this report.

Medical Devices and Related Supplies Segment

Revenue from the medical devices and related supplies segment increased by $11.2 million, or 111%, to $21.3 million in the three months ended September 30, 2006, from $10.1 million in the same period in 2005. For the nine months ended September 30, 2006, revenue from our medical devices and related supplies segment increased by $30.4 million, or 106%, to $59.2 million from $28.8 million in the same period in 2005. Bio-logic contributed to $8.6 million and $18 million of the increase, respectively, for the three and nine month periods. The higher sales in 2006 were also due to an increase in sales of our neoBLUE phototherapy lights.

The medical device and related supplies segment reported income from operations of $3.2 million in the three months ended September 30, 2006, including approximately $1.0 million of depreciation and amortization costs, compared to $1.4 million in the same period in 2005. The segment reported income from operations of $7.8 million in the nine months ended September 30, 2006, including approximately $2.9 million of depreciation and amortization costs, compared to $3.7 million in the same period in 2005. The results in 2006 were favorably impacted by the operations of Bio-logic.

All Other

Information regarding segment operating results is set forth in Note 12 – Segment, Customer, and Geographic Information of our consolidated financial statements contained in this report.

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

As of September 30, 2006, we had cash, cash equivalents, and short-term investments of $37.2 million, stockholders’ equity of $99.3 million, and working capital of $38.0 million, compared with cash, cash equivalents, and short-term investments of $52.2 million, stockholders’ equity of $69.0 million, and working capital of $57.5 million as of December 31, 2005. The reduction in our cash, cash equivalents and short-term investments is primarily related to our acquisition of Bio-logic on January 5, 2006 for approximately $69.3 million for which we used $51.4 million of our cash.

In August 2006, we issued 2,645,000 shares of our common stock in a registered offering. The offering was priced at $11.66 per share, which was the closing price of our stock on the day prior to the offering. We raised $29.3 million, net of underwriting fees and other costs of the offering.

On October 16, 2006, we acquired privately held Olympic Medical Corp. in a cash acquisition valued at approximately $19.3 million, including the immediate satisfaction of approximately $2.7 million of Olympic Medical obligations associated with the acquisition. We used approximately $1.2 million of Olympic Medical cash to complete the acquisition. Olympic Medical has approximately 100 employees and recorded sales of $16.0 million during calendar 2005.

On November 8, 2006 we entered into a $15 million revolving credit facility, at which time we paid off the outstanding principal balance of an existing term credit facility. The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We were in compliance with all covenants of our term credit facility during the three months ended September 30, 2006.

Following our acquisitions of Bio-logic, Deltamed, and Olympic Medical, our cash reserves and working capital have been significantly reduced. However, we believe that our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

For the nine months ended September 30, 2006, net cash used in operations was $2.6 million compared to net cash provided by operations of $6.5 million for the same period in 2005. In the 2006 period, the Company reduced accrued liabilities by $2.5 million, which were primarily related to the acquisition of Bio-logic, including $2.7 million of obligations related to change of control provisions in Bio-logic employment agreements, as well as other integration plan and acquisition-related costs. In addition accounts receivable and inventories increased by $3.2 million and $2.3 million, respectively, in the 2006 period, primarily related to the increased activities of Bio-logic.

Excluding purchases and sales of short-term investments, and approximately $56.5 million of the Company’s cash used to acquire Bio-logic, DeltaMed and the Nascor assets, cash used in investing activities in the nine months ended September 30, 2006 was $2.0 million, primarily to acquire equipment, offset by proceeds from the sale of land of $2.5 million and a reduction in deposits and other assets. This compares to $816,000 of cash used in investing activities for the nine months ended September 30, 2005.

Cash provided by financing activities was $38.2 million in the nine months ended September 30, 2006, compared to $759,000 in the same period in 2005. During the 2006 period, we raised $29.3 million in a common stock offering and borrowed $10 million on a note under a senior secured credit facility with Wells Fargo Bank. Other sources of cash from financing activities were primarily from exercises of stock options pursuant to our stock option plans and employee contributions to our Employee Stock Purchase Plan in the amount of $1.1 million and $759,000 in the nine months ended September 30, 2006 and 2005, respectively. We also realized an excess tax benefit of $730,000 on the exercise of employee stock options for the nine months ended September 30, 2006 that was recorded as an increase to stockholders’ equity.

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. In January 2006 we borrowed $10.0 million on a senior credit facility with Wells Fargo Bank, reflected as “note payable” in the table below. The impact that our contractual obligations and commercial commitments as of September 30, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$7,664	$7,638	$26	$—	$—
Note payable	7,125	7,125	—	—	—
Operating lease obligations	1,905	533	1,372	—	—

Total	$16,694	$15,276	$1,398	$—	$—

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and must be adopted by the Company no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its tax returns. The Company is evaluating the impact of adopting FIN 48.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting SFAS 157.

In September 2006, the SEC issued SAB No. 108, Guidance re: the Use of a Cumulative Effect Adjustment to Correct Immaterial Misstatements. Registrants are required to apply the provisions of SAB No. 108 no later than the annual financial statements for their first fiscal year ending after November 15, 2006. The application of SAB No. 108 is not expected to have a material impact on the Company’s financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S. and sell those products primarily in the U.S., Europe, Asia, and Oceania. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. With the acquisition of Fischer-Zoth in September 2004 and Deltamed in September 2006, a portion of our sales is denominated in the Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended September 30, 2006. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments and cash-equivalents carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at September 30, 2006 through the date of maturity on those investments.

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2006, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2006. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Solely because of the material weakness in our internal control over financial reporting described in the following paragraph, our chief executive officer and chief financial officer determined that as of September 30, 2006 our disclosure controls and procedures were not effective for the purpose set forth above.

The Company identified control deficiencies relating to purchase price allocation under SFAS 141, Business Combinations, as it relates to accounting for deferred income taxes. These deficiencies include a lack of sufficient internal tax accounting expertise, inadequate internal staffing for tax accounting, inadequate communication with outside tax consultants that assist the Company in purchase accounting, and inadequate review of the work of outside tax consultants. The Company has determined that these matters represented a material weakness in its internal control over financial reporting as of September 30, 2006. A material weakness is a significant deficiency, as defined in Public Company Accounting Oversight Board Auditing Standard No. 2, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. The Company has begun to develop a remediation plan to address these deficiencies.

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

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

We have completed a number of acquisitions and expect to complete additional acquisitions in the future. There are numerous risks associated with acquisitions and we may not achieve the expected benefit of any of our acquisitions

In January 2006 we completed the acquisition of Bio-logic. In September and October 2006 we completed the acquisitions Deltamed and Olympic Medical, and certain assets from Nascor. We expect to continue to pursue opportunities to acquire other businesses in future periods. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving financial condition superior to that which we would have achieved had we not completed them. Our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, the acquisition could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisitions had not occurred.

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Bio-logic’s primary offices are located in Mundelein, Illinois, Deltamed’s operations are in France and Germany, and Olympic Medical’s operations are in Seattle, Washington. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs and delays involved in managing these operations:

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

Our acquisitions have included in-process research and development assets (“IPR&D assets”) for which we have assigned significant value; our results of operations could be adversely affected if we are unable to bring these assets to market

Through our acquisitions of other businesses, we have acquired IPR&D assets for which we have assigned significant value. There is inherent risk in bringing these IPR&D assets to market and we may be unable to realize the full value we have assigned to them. We may be unable to complete the development of these IPR&D assets within a timely manner, or we may encounter technological difficulties that prevent us from completing their development. If we are unable to derive future revenue from our IPR&D assets, our results of operations could be impacted.

We acquired Olympic Medical in October 2006, including their Cool-Cap product, which is in the final stage of an FDA Premarket Approval (“PMA”) process. If cleared by the FDA, this product will likely be classified as a class III medical device

Olympic Medical is in the final stage of an FDA PMA process for a product called the Cool-Cap. This is a product that has been under development for more than 8 years and is designed to mitigate the effects of

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses, including net losses for the years 2003 and 2004, and we may incur net losses in the future. As of September 30, 2006, we had an accumulated deficit of approximately $34.0 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

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

Our operations may be restricted by the terms of our debt, which could adversely affect us

We have entered into a credit facility with a commercial lending institution and in the future may enter into new credit facilities. These credit facilities contain covenants that could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants may, among other things, restrict our ability to:

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

We may be unable to service our debt or maintain sufficient liquidity and working capital

Our ability to make required payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us to enable us to service our debt or to fund our other liquidity and working capital needs. If we are unable to meet our debt obligations or fund our other liquidity and working capital needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets. We cannot assure you that we would be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with less favorable covenants, which could further restrict our business operations.

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

Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased because of our decisions in 2004 and 2005 to close our Japanese and U.K. sales subsidiaries and sell through distributors in those countries, and because of our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. We may also sell Deltamed products through distributors in countries outside of France and Germany. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

While we have expended significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that in the future we will not comply with all of the requirements imposed by Section 404. In this regard, we have reported that a material weakness existed in our internal control over financial reporting as of September 30, 2006. If we do not maintain an effectively designed and operating system of internal control, we may be unable to comply with the requirements of Section 404 in the future. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We expect to introduce a new product that will potentially expose us to greater products liability exposure and FDA regulation

Olympic Medical is in the final stage of the FDA approval process for a product called the Cool-Cap, a product designed to lower the cerebral temperature of children born with a particular medical condition. This product is a minimally invasive medical device, and as such we may be subject to an increased product liability risk relative to our other, non-invasive products. In addition, this type of product is subject to greater FDA oversight than our other products and there is greater risk that development of the product could be delayed, or that sales of the product could be interrupted, due to the approval and oversight processes of the FDA and other regulatory bodies.

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, resulting in additional charges that could significantly impact our operating results

At December 31, 2005, we had significant intangible assets, including goodwill and other acquired intangible assets. As a result of our acquisitions in 2006, these assets have increased significantly. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Any future determination that these assets are carried at greater than their fair value could result in additional charges, which could significantly impact our operating results.

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

ITEM 5. Other Information

As more fully described in Note 15 - Subsequent Events, of Item 1, Financial Statements, in this Quarterly Report on Form 10-Q, on November 8, 2006 the Company entered into a $15 million Revolving Credit Facility with Wells Fargo Bank, which disclosure is incorporated herein by reference. The Revolving Credit Facility agreements are filed as Exhibits 10.1, 10.2, and 10.3 to this Quarterly Report.

ITEM 6. Exhibits

Exhibit No.	Exhibit
10.1	Credit Agreement dated as of November 8, 2006 by and between the Company and Wells Fargo Bank, National Association

10.2	Revolving Line of Credit Note dated November 8, 2006 in the principal amount of $15,000,000 in favor of Wells Fargo Bank National Association

10.3	Security Agreement dated as of November 8, 2006 by the Company in favor of Wells Fargo Bank National Association

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 9, 2006	By:	/S/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2006	By:	/S/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.1	Credit Agreement dated as of November 8, 2006 by and between the Company and Wells Fargo Bank, National Association

10.2	Revolving Line of Credit Note dated November 8, 2006 in the principal amount of $15,000,000 in favor of Wells Fargo Bank National Association

10.3	Security Agreement dated as of November 8, 2006 by the Company in favor of Wells Fargo Bank National Association

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002