Form 10-K
period 2006-12-31
NATUS MEDICAL INC
filed 2007-03-16
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of June 30, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, there were 18,615,540 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on June 30, 2006) was $146,282,268. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 8, 2007, the registrant had 21,469,094 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2007 Annual Meeting of Stockholders.

NATUS MEDICAL INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the following: our expectations regarding the sufficiency of our cash to meet cash flow requirements, the cost of share-based compensation expense under SFAS 123R, our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our expectation regarding growth in international sales, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

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

Natus®, AABR®, AOAE®, ALGO®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler®, MiniMuffs® and neoBLUE® are registered trademarks of Natus Medical Incorporated. EchoLink™, Neometrics™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Bio-logic®, AuDX®, ABaer®, Ceegraph®, MASTER®, Navigator®, Sleepscan®, and Traveler® are registered trademarks of Bio-logic Systems Corp. CHAMP™ and Smartpack™ are non-registered trademarks of Bio-logic. Coherence™ is a non-registered trademark of Deltamed. Cool-Cap® is a registered trademark of Tiara Medical Systems, Inc. VAC-PAC® is a registered trademark of Olympic Medical Bili-Lite Pad™, Bili-Lite™, Billi-Bassinet™, Bili-Mask™, Bili-Meter™, Papoose Boards™, Circumstraint™, Warm-Lamp™, and Warmettes™ are non-registered trademarks of Olympic Medical.

Overview

Natus is a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care. We develop, manufacture, and market advanced neurodiagnostic and newborn care products to healthcare professionals in over 80 countries. Our product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of the company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, and Bio-logic, Deltamed, and Olympic in 2006.

Product Families

We categorize our products into the following product families:

•	Newborn Hearing Screening

•	Diagnostic Hearing Assessment

•	Monitoring Systems for Neurology (Electroencphalograph or “EEG”)

•	Diagnostic Sleep Analysis (Polysomnography or “PSG”)

•	Newborn Care, including treatment for Brain Injury and Jaundice

Our principal product offerings within these product families are presented in the table below:

Our Product Offerings

Newborn Hearing Screening

Overview

Hearing impairment is the most common treatable chronic disorder in newborns, affecting as many as five babies out of every 1,000 newborns. It is estimated that 20,000 hearing-impaired babies are born in the United States (“U.S.”) every year, and as many as 60,000 more in the rest of the developed world. Until the introduction of universal newborn hearing screening programs, screening was generally performed only on those newborns who had risk factors for hearing impairment, including a family history of hearing impairment, infection prior to birth, low birth weight, skull or facial anomalies, or bacterial meningitis. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.

Early identification of hearing impairment and early intervention has been shown to improve language development significantly. Babies identified as hearing impaired at birth will typically begin therapy immediately and can learn and progress at a rate comparable to children with normal hearing, regardless of the severity of hearing loss. However, undetected hearing impairment often results in the failure to learn, process spoken language, and speak. If hearing impairment is not detected prior to discharge from the hospital it is often not detected until the child is 18 months of age or older. A 1997 study conducted at the University of Colorado, Boulder evaluated the impact of hearing impairment on language and speech. All of the children evaluated in the study were born with a hearing impairment but differed by the age at which the hearing impairment was detected. The study concluded that those children whose hearing loss was detected early and who received appropriate treatment had significantly better language skills and vocabularies than those children whose hearing loss was detected later.

Newborn Hearing Screening in the United States

We estimate that today approximately 95% of the children born in the U.S. are being tested for hearing impairment prior to discharge from the hospital. In 1994, the American Academy of Pediatrics Task Force on Newborn and Infant Hearing published guidelines for universal newborn hearing screening programs. In 2000, the Joint Committee on Infant Hearing published a position statement addressing principles and guidelines for early hearing detection and intervention programs. These principles and guidelines are intended to establish the standard of care and provide that:

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

Because “positive” results are referred to an audiologist or Ear, Nose and Throat (“ENT”) physician for additional testing and evaluation, limiting the number of “refers” stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional trauma for parents.

Newborn Hearing Screening Techniques

The two traditional technologies used to screen newborns and infants for hearing impairment are auditory brainstem response and otoacoustic emissions.

Auditory brainstem response (“ABR”).    Auditory brainstem response technology is the most accurate and comprehensive method for screening and diagnosing hearing impairment. Auditory brainstem response technology is based on detecting the brain’s electric impulses resultant from a specific auditory stimulus. ABR screening devices, used for newborn hearing screening, detect and analyze the brainwave response resulting from audible click stimuli presented to the infant’s ears. Automated Auditory Brainstem Response (“AABR”) devices were developed to automatically analyze the ABR waveform resulting from the auditory stimuli with computerized detection algorithms and statistical analysis. These devices can be used by any level of hospital personnel with a minimal amount of training and will deliver a clinically valid and accurate screen. The detection algorithms indicate a PASS or REFER result that requires no interpretation, thereby reducing staffing requirements, test times, and total hearing screening program costs. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation.

Otoacoustic emissions (“OAE”).    OAEs are sounds created by the active biomechanical processes within the sensory cells of the cochlea. They occur both spontaneously and in response to acoustic stimuli. OAE screening uses a probe placed in the ear to deliver auditory stimuli and to measure the response of the sensory cells with a sensitive microphone. OAE screening devices have technology that allow them to discriminate between randomly occurring OAEs, OAEs created by interfering room noise present in the test environment, and the OAEs that are a response to specific test stimuli. Automated OAE screening devices are capable of filtering non-specific OAEs in order to detect and analyze the OAEs that lead to an accurate screen of the infant’s hearing. While a PASS test result indicates a proper functioning cochlea, a REFER test result indicates that the OAEs are absent or small compared to normal data. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Estimates of the incidence rate of auditory neuropathy among hearing impaired newborns vary widely, but are thought to be in the range of 5% to 15%.

Newborn Hearing Screening Product Lines

Our newborn hearing screening product lines consist of the ALGO, ABaer, AuDX, and Echo-Screen newborn hearing screeners. These hearing screening products utilize proprietary signal detection technologies to provide accurate and non-invasive hearing screening for newborns and are designed to detect hearing loss at 35 dB nHL or higher. Each of these devices is designed to generate a PASS or REFER result.

•

ALGO 3 and 3i Newborn Hearing Screeners.    These AABR devices deliver thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child, and analyzed by the screening device. These devices use our proprietary AABR signal detection algorithm.

•

ABaer Newborn Hearing Screener.    The ABaer, which is a PC-based newborn hearing screening device, offers a combination of automatic ABR, OAE, and diagnostic ABR technologies in one system. The automatic ABR technology utilizes our patented Point Optimized Variance Ratio (“POVR”) signal detection algorithm developed by the House Ear Institute. Like our ALGO newborn hearing screeners, this device delivers thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child, and analyzed by the screening device. The ABaer OAE software is the same technology used in our AuDX product and the diagnostic ABR software is the same technology used in our Navigator diagnostic hearing assessment product.

•	AuDX and Echo-Screen. Our AuDX and Echo-Screen products are hand-held OAE screening devices that can be used for newborn hearing screening, as well as on patients of all ages, from children through adult. These devices record and analyze OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

Hearing Screening Supply Products

For infection control, accuracy, and ease of use, the supply products used with our newborn hearing screening devices are designed as single-use, disposable products. Each screening supply product is designed for a specific hearing screening technology.

•

ABR Screening Supply Kits.    Each ABR screen is carried out with single-use earphones and electrodes, which are alcohol and latex-free. The adhesives used in these supply products are specially formulated for use on the sensitive skin of newborns. To meet the needs of our customers we offer a variety of packaging options.

•	OAE Supply Products. Each OAE screen is carried out with single-use probe tips that are supplied in a variety of sizes and packaging options.

Diagnostic Hearing Assessment

Overview

We design and manufacture a variety of products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems. The technology used in most of these systems is either electrodiagnostic in nature or measures a response from the cochlea known as an otoacoustic emission.

Electrodiagnostic systems record electrical activity generated in the central nervous system. An electrodiagnostic testing device delivers acoustic stimuli to the ears while electrodes placed on the scalp record the brain’s electrical response. The most common auditory test performed with electrodiagnostic equipment is the auditory brainstem response (ABR) test. This test, which records brainwaves that correspond to responses from the inner ear and brainstem, is used to screen for and define hearing loss characteristics, particularly for patients who cannot reliably respond to standard behavioral tests of hearing, either verbally or through motor response. A technician with minimal training can operate an instrument that performs an automated ABR screening test. More advanced ABR testing techniques that either define the nature of the hearing loss or that screen for other auditory abnormalities such as an acoustic tumor, require the expertise of a trained clinician, usually an audiologist or an ENT physician, an understanding of the technology being used, and the ability to interpret complex waveforms that represent the brain’s electrical activity.

Diagnostic Hearing Assessment Product Lines

Our diagnostic hearing assessment products consist of the Navigator Pro system, the Scout Sport portable diagnostic device, the HINT PRO, the AuDX PRO, and our Cochlea-Scan.

•

Navigator PRO.    Our Navigator PRO for hearing assessment consists of a base system that is augmented by discrete software applications that are marketed as enhancements to the system. The Navigator Pro System is a PC-based, configurable device that utilizes Evoked Potentials, which are electrical signals recorded from the central nervous system that appear in response to repetitive stimuli, such as a clicking noise. The evoked potentials are used to record and display human physiological data associated with auditory and hearing-related disorders. The Navigator Pro System can be used for patients of all ages, from children to adults, including infants and geriatric patients. The device can be configured with additional proprietary software programs for various applications. These additional software programs include: Stacked ABR, CHAMP, MASTER, AEP, VEMP, BioMAP, and Scout.

•

Scout SPORT.    The Scout SPORT is a PC-based OAE system. The ultra portable Scout Sport can be carried from one computer to another to test in different locations. For office-based environments, the Scout Sport can be used with a dedicated notebook computer to create an independent portable system.

•

HINT PRO.    Our Hearing in Noise Test application uses test sentences, procedures, and headphone norms developed by the House Ear Institute. The system features computerized administration, scoring, report generation, and data storage. The HINT measures the patient’s ability to recognize and repeat short sentences presented in quiet or in noise. The speech and noise sources can be spatially separated to measure binaural directional hearing and spatial unmasking. The patient’s sentence recognition threshold is measured in quiet and in three noise conditions.

•

AuDX PRO.    The AuDX Pro is a hand-held OAE screening device with a large color display that can be used for patients of all ages, newborns through geriatrics. The AuDX records and analyzes OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

•

Cochlea-Scan.    The Cochlea-scan is an easy to use handheld device to assess hearing loss. It utilizes Distortion Product Otoacoustic Emissions (“DPOAE”) technology, which allows the user to quantify hearing loss using physiologic measures instead of relying upon a patient’s behavioral response.

•

Centor.    The Centor is a portable Audio-Evoked Potentials (“AEP”) product that records auditory evoked responses (“AERs”) in order to perform objective diagnoses as well as hearing-loss screening for adults and neonates. The system records AERs with standard or automatic protocols, such as Auditory Brainstem Response (“ABR”), Middle Latency Audio-Evoked Potentials (“MLAEP”), ElectroCochleoGraphy (“EcochG”), Vestibular Evoked Myogenic Potentials (“VEMP”), as well as pure tone or vocal stimulation.

Diagnostic Hearing Supply Products

For infection control, accuracy, and ease of use, most supply products used with our diagnostic hearing devices and systems are designed as single-use, disposable products. Each screening supply product is designed for a specific diagnostic hearing technology, and is similar in nature to our previously described OAE supply products for use in newborn hearing screening.

Monitoring Systems for Neurology (Electroencephalograph or “EEG”)

Overview

We design, manufacture, and market a full line of computerized instruments used to help diagnose the presence of seizure disorders, look for causes of confusion, and evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain. This type of testing is also done to diagnose brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses (EEGs). Routine EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists review and interpret the results.

Routine outpatient EEG testing is performed both in private physicians’ offices and hospital EEG laboratories, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEGs and behavior is used to determine if surgical solutions are appropriate.

Diagnostic EEG Monitoring Product Lines

Our diagnostic EEG monitoring product lines for neurology consist of our Ceegraph VISION and Coherence software running on aftermarket computer workstations, and the Netlink EEG, Netlink LTM, and Netlink Traveler amplifiers. These devices are typically used in concert, as part of an EEG “system” by the Neurology department of a hospital to assist in the diagnosis of assorted neurological conditions.

•

Ceegraph VISION.    The Ceegraph VISION line of computerized EEG systems includes a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 128 channels, and powerful physician review stations with advanced quantitative EEG analysis capabilities.

•

Coherence.    The Coherence line of computerized EEG systems is suitable for routine EEG, long-term epilepsy monitoring, ambulatory EEG and sleep studies. The Coherence system has a leading position in pediatric departments and high-end epilepsy monitoring installations in Europe.

•

Netlink EEG.    A proprietary amplifier that interfaces the patient and computer and incorporates recent advances in amplifier and ergonomic design. Recent innovations in electronics technology and advanced internet-protocol data transmission enable Netlink EEG to provide recordings of up to 32 channels of digital data using Ethernet communication. Its custom cart allows the instrument to be moved and easily adjusted to the configuration needed.

•

Netlink LTM.    Designed for use in long-term epilepsy monitoring applications, laboratories using the Netlink LTM amplifier can place amplifiers and recording PCs anywhere in the facility using standard Ethernet communications. Automated spike and seizure detection software options, provided by third parties, assist in the identification of clinical events indicative of epilepsy. These options utilize patented algorithms to detect seizure onset and state-dependent seizures.

•

Netlink Traveler.    A solid-state, battery-operated ambulatory recorder for seizure monitoring that records continuous information from up to 32 channels and saves data on removable flash card media. Data can be reviewed and analyzed immediately using Ceegraph VISION with automatic spike and seizure programs.

Several additional options are available to enhance our EEG products, some of which are: a digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain; our patented SmartPack software option, which is an innovative data compression process that reduces the size of data files by as much as 60%, and our Universal Reader which is a physician’s review station that permits fast and easy data analysis in a graphical format.

Diagnostic Sleep Analysis (Polysomnography or “PSG”)

Overview

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

Diagnostic Sleep Analysis Product Lines

Our diagnostic PSG monitoring product lines for polysomnography consist of our Sleepscan VISION computer workstation and our Coherence Digital Polygraph product, which are both used with our Sleepscan Netlink headbox as a system for overnight sleep studies to assist in the diagnosis of several sleep disorders.

•

Sleepscan VISION.    A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrocardiogram (“ECG”), and other parameters.

These recordings result in over 1,000 pages of data that are reviewed, analyzed, and scored by a specialist, and summarized in a report. Our Sleepscan system stores all of this information digitally and provides time-saving features and software for acquiring and analyzing the data. It enables users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in a detailed report. The Sleepscan VISION’s customized analysis includes color-coded sleep stages and flow loop analysis.

•

Coherence Digital Polygraph.    The Coherence Digital Polygraph, marketed primarily in Europe, allows the physician to perform automatic or manual scoring and event detection. User definable report templates, long-term frequency and amplitude trending, as well as wavelet event detection provide analysis and reporting tools. These systems utilize a Pulse Transit Time device for the detection of respiratory events and arousals.

•

Sleepscan Netlink.    Our Sleepscan Netlink data acquisition system incorporates recent developments in superior amplifiers for sleep analysis. In addition to exceptional signal quality, the Netlink headbox includes a built-in oximeter, and allows the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

We also market a broad line of disposable products and accessories for the polysomnography laboratory. The Airflow Pressure Transducer uses pressure changes as an indicator of patient airflow levels, as contrasted to other monitoring devices that use temperature to indicate these levels. This product detects shallow breathing in situations where temperature related transducers might remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

Newborn Care Products

Natus manufactures a wide variety of products used in the medical care of newborns. These product lines include products to diagnose and treat newborn brain injury, as well as a line of phototherapy lights to treat newborn jaundice. The Company also sells a variety of newborn care products to meet the needs of clinicians in the nursery and Neonatal Intensive Care Unit.

Newborn Brain Injury

Overview

For many years, newborn infants admitted to the neonatal intensive care unit of a hospital have routinely been monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Only recently has it also been considered important to monitor brain activity using continuous electroencephalopgraphy (“EEG”). A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity.

Neurological Assessment and Treatment Options

Early diagnosis of brain injury in newborns, when combined with early intervention, has been shown to reduce the severity of these brain injuries and in some cases, save the patient’s life. These brain injuries, which can occur in as many as three out of every 1,000 newborns, are caused by conditions such as hypoxic ischemic encephalopathy (“HIE”), subclinical seizures, or neurological disorders. Diagnosing these conditions shortly after birth is imperative, as patients who undergo therapy within six hours after birth show a greater potential for improved outcomes.

Clinical studies have also shown that recent advancements in two primary technologies can have a marked and positive impact upon newborn brain injury. These technologies are amplitude-integrated EEG and servo-controlled patient cooling.

Newborn Brain Injury Product Line

Olympic CFM-6000 System.    The Cerebral Function Monitor (“CFM”) provides the Neurologist with the technology to diagnose neurological disorders or brain injury in the newborn. The device continuously monitors and records brain activity, aiding in the detection and treatment of HIE and seizures. The device also monitors the effects of drugs and other therapies on brain activity and improves the accuracy of newborn neurological examinations. The Olympic CFM-6000 helps determine the need for further neurological examination or transport to a trauma-center. The CFM is used with single-use disposable electrodes attached to the head of the newborn to acquire an aEEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout.

Olympic Cool-Cap System.    The Olympic Cool-Cap is the only FDA approved device for administering selective head cooling as a treatment for moderate to severe hypoxic ischemic encephalopathy. A four-year clinical trial for the Cool-Cap was completed in 2006, and the FDA gave approval for the product in December 2006. The clinical trial validated the benefit of direct brain cooling in reducing the severity of brain injury resulting from newborn HIE. Both the device and the proprietary software conform to the clinical trial protocol and are designed to assist the clinician in safely administering the treatment, thereby preventing or significantly reducing the severity of neurological injury associated with HIE

Newborn Brain Injury Supply Products.    The Olympic Cool-Cap brain cooling system uses a single-patient, disposable, cooling “cap” to continuously circulate sterile water to the patient during the 72-hour treatment period.

Jaundice Management Products

Overview

The American Academy of Pediatrics estimates that each year 60% of the approximately four million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for 50% of readmissions. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and has called for the physician to determine the presence or absence of an abnormal rate of hemolysis to establish the appropriate treatment for the newborn.

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

We currently offer the following products that meet guidelines of the American Academy of Pediatrics for the treatment of newborn jaundice:

•

neoBLUE Product Family.    This product line consists of our neoBLUE, neoBLUE Mini, and neoBLUE Cozy devices, which utilize Light Emitting Diodes (“LEDs”) to generate a high-intensity, narrow spectrum of blue light that is clinically proven to be most effective in the treatment of newborn jaundice. The neoBLUE phototherapy devices emit significantly less ultraviolet light and heat than conventional phototherapy devices, reducing the risk of skin damage and dehydration for infants undergoing treatment. Because of the high intensity of these lights, the treatment time associated with phototherapy is reduced.

•

Bili-Lite Product Family.    These devices utilize fluorescent light bulbs for the treatment of hyperbilirubinemia. The Bili-Bassinet provides intensive phototherapy from both under and over the baby for maximum surface area coverage. The Bili-Lite pad is a product designed for home-based phototherapy; because of its design, it does not require the use of eye shields, making it easier to use by parents.

Other Newborn Care Product Lines

Medical Devices.    These products include devices such as: photometers, patient warming lamps, pediatric scales, blanket warming cabinets, exam lights, transilluminators, oxygen hoods, heat shields, and our newborn circumstraint.

Disposable Supplies.    These products include disposable supplies such as: neonatal noise attenuators, phototherapy eye masks, restraining boards, and x-ray shields for newborn gonads.

Newborn Screening Data Management Product Line.    Revenue from installation and upgrades of our Neometrics newborn screening data management systems is classified as devices and systems revenue, as more fully described below. Revenue from maintenance contracts on these systems is classified as supplies and services revenue, as more fully described below.

Segment and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care, including jaundice, brain injury, and metabolic testing. We develop, manufacture, and market advanced neurodiagnostic and newborn care products to healthcare professionals in over 80 countries. Our product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 16—Segment, Customer and Geographic Information of our consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and related Supplies and Services, which are generally recurring. The sources of revenue for these broad categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2006, 2005 and 2004 is as follows:

	Devices and Systems	Supplies and Services	Total
2006	58%	42%	100%
2005	46%	54%	100%
2004	39%	61%	100%

In the table above, the two categories include revenue from freight of 2%, 1%, and 1% of total revenue in 2006, 2005 and 2004.

In 2006, 2005 and 2004, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Marketing and Sales

Marketing

Our marketing strategy differentiates our products by their level of quality, performance, and customer benefit. We educate customers and potential customers worldwide about our products through several traditional methods, such as, but not limited to:

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

Domestic Sales

We sell our products in the United States primarily through a direct sales organization. This direct sales organization is a significant benefit to the Company, allowing us to maintain a higher level of customer service and satisfaction than would otherwise be possible by another distribution method. Revenue from our direct sales channels as a percent of total revenue was 64%, 84% and 79% in 2006, 2005 and 2004, respectively. The reduction of revenue sold through our direct sales channels as a percent of total revenue in 2006 resulted from sales of our line of diagnostic hearing products, which are sold through distributors. We gained this product line through our acquisition of Bio-logic in January 2006. We also sell certain products under private label arrangements. Domestic revenue resulting from sales through these non-direct sales channels was 11% of total revenue in 2006 and an immaterial percentage in 2005 and 2004.

International Sales

We sell our products outside the U.S. primarily through a distributor sales channel, which consists of distributors selling Natus products into more than 80 countries as of December 31, 2006. We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.

Through our acquisition of Deltamed in September 2006, we now sell some of our products in France and Germany through a direct sales organization. We previously had direct sales organizations in Japan and the United Kingdom (“U.K.”). However, in 2004 we ceased selling through a direct sales force in Japan and began to sell through a distributor, and in February 2006 we ceased selling through a direct sales force in the U.K. and began to sell through a distributor.

Revenue from international sales was approximately 29%, 36% and 27% of our total revenue in 2006, 2005 and 2004, respectively.

Seasonality in Revenue

We typically experience seasonality in our revenue. Our revenue typically drops from our fiscal fourth quarter to our fiscal first quarter. This seasonality results from the purchasing habits of our customers, who are primarily hospital based, and the manner in which our direct sales force is compensated, as their compensation is based on annual sales plans that are tied to our December year end.

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. Direct purchases by members of group purchasing organizations accounted for approximately 31%, 28% and 46% of our revenue in 2006, 2005 and 2004, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 12%, 15% and 20% of our revenue in 2006, 2005 and 2004, respectively. Our revenue recognition policies related to sales to GPO members are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this report.

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

We purchase materials and components from qualified suppliers that are subject to our quality specifications and inspections. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices, or supplies for use with medical devices. Most of our purchased components are available from more than one supplier.

Our manufacturing, service, and repair facilities are subject to periodic inspection by federal, state, and foreign regulatory authorities. Our quality assurance system is subject to regulation by the FDA and other state government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. We have passed all quality system regulations inspections of our facilities conducted by the FDA and respective states. In addition, our production facilities have received ISO 13485 certification. ISO 13485 certification standards for quality operations have been developed to ensure that medical device companies meet the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allowed us to place a CE mark on our products after assembling appropriate documentation.

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

New opportunities through technology acquisition.    We continue to evaluate new, emerging, and complementary technologies in order to identify new product opportunities. With our knowledge of our current markets we believe that we can effectively develop technologies into successful new products.

Our research and development expenses were $10.6 million or 11.8% of total revenue in 2006, $4.3 million or 10.0% of total revenue in 2005, and $3.7 million or 10.1% of total revenue in 2004.

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

The intellectual rights to some of the original patents for technology incorporated into our products are now in the public domain. However, we do not consider these patents, or any currently viable patent or related group of patents to be of such importance that their expiration or termination would materially affect our business.

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

We derive a significant portion of our revenue from the sale of disposable supplies that are used with our medical devices. In the U.S., we sell our supply products in a mature market. Because these products can generate high margins, we expect that our products, particularly our hearing screening supply products, could face increasing competition, including competitors offering lower prices, which could have an adverse affect on our revenue and margins.

We believe the principal factors that will draw clinicians and other buyers to our products, include:

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

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, the medical devices we sell, with the exception of some disposable products in our newborn care line of products, must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:

•	Clearance via Section 510(k); or

•	Premarket approval via Section 515 if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy, and uncertain. Premarket approval generally takes from one to three years, but can take longer. We cannot be sure that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market.

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

The FDA places devices deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed to be not substantially equivalent to a predicate device, in its Class III classification. The FDA requires these devices to undergo the premarket approval process via Section 515 in which the manufacturer must prove the safety and effectiveness of the device. A premarket approval application must provide extensive pre-clinical and clinical trial data.

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

We received approval for our Olympic Cool-Cap product as a Class III device from the FDA through the premarket approval process. Most of our other products in our newborn hearing screening, diagnostic hearing, EEG monitoring, polysomnography, and newborn care product lines have been approved by the FDA as Class II devices. Some of our disposable products, such as our Nascor neonatal headshields and oxygen delivery systems have received FDA approval as Class I devices. The FDA to date has not regulated data management software, including our Neometrics newborn screening data management system.

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

Class II and Class III devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries, and FDA guidelines that may not apply to class I devices. We believe we are in compliance with the applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes its existing regulations or adopts new requirements.

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

The FDA also has the authority to require us to repair, replace, or refund of the cost of any medical device manufactured or distributed by us.

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

Employees

On December 31, 2006, we had approximately 360 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2007:

Name	Age	Position(s)
James B. Hawkins	51	President, Chief Executive Officer, and Director
Steven J. Murphy	55	Vice President Finance and Chief Financial Officer
William L. Mince	55	Vice President Operations
Kenneth M. Traverso	46	Vice President Marketing and Sales
D. Christopher Chung, M.D.	43	Vice President Medical Affairs, R&D, and Engineering

James B. Hawkins has served as President and Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004. Mr. Hawkins has over 25 years of combined medical device and financial management experience. Prior to joining Natus, he was President and Chief Executive Officer of Invivo Corporation (Nasdaq:SAFE) for 19 years. Invivo Corporation, maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation (Nasdaq:IMGC). He earned a Bachelor of Commerce degree, specialized in Management from Santa Clara University and a Masters of Business Administration—Finance degree from San Francisco State University.

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

We have completed a number of acquisitions and expect to complete additional acquisitions in the future. There are numerous risks associated with acquisitions and we may not achieve the expected benefit of any of our acquisitions

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; and we acquired Fischer-Zoth in 2004. In January 2006 we completed the acquisition of Bio-logic. In September and October 2006 we completed the acquisitions Deltamed and Olympic Medical, and certain assets from Nascor.

We expect to continue to pursue opportunities to acquire other businesses in future periods. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated to our acquisitions, including one-time charges associated with restructurings or in-process research and development assets. Our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos,

California. Bio-logic’s primary offices are located in Illinois, Olympic Medical’s operations are in Washington, Neometrics’ operations are located in New York, Deltamed’s operations are in France, and Fischer-Zoth’s operations are in Germany. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

•	Failure to realize expected synergies;

•	Inability to effectively integrate acquired products into our business;

•	Failure to successfully manage relationships with customers and other important business partners;

•	Failure of customers to continue using the products and services of the combined company;

•	Failure to successfully develop the acquired technology into the desired products or enhancements;

•	Challenges encountered in managing larger, more geographically dispersed operations;

•	The loss of key employees;

•	Assumption of unknown liabilities;

•	Failure to understand and compete effectively in markets and with products or technologies with which we have limited previous experience;

•	Impairment charges incurred to write down the carrying amount of intangible assets, including goodwill, generated as a result of the acquisition;

•	Decreased liquidity, restrictive bank covenants, and incremental financing costs associated with debt we may incur to complete future acquisitions; and

•	Diversion of the attention of management from other ongoing business concerns.

Our acquisitions of products, technology assets, or businesses may have a negative impact on our business if we fail to achieve the anticipated financial, strategic, and other benefits of acquisitions or investments, and our operating results may suffer because of this.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

At December 31, 2006, we had significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Any future determination that these assets are carried at greater than their fair value could result in additional charges, which could significantly impact our operating results.

Our acquisitions have included in-process research and development assets (“IPR&D assets”) for which we hope to generate future cash flows; our results of operations could be adversely affected if we are unable to bring these assets to market

Through our acquisitions of other businesses, we have acquired IPR&D assets from which we hope to generate future cash flows. There is inherent risk in bringing these IPR&D assets to market and we may be unable to realize the full value we have assigned to them. We may be unable to complete the development of these IPR&D assets within a timely manner, or we may encounter technological difficulties that prevent us from completing their development. If we are unable to derive future revenue from our IPR&D assets, our results of operations could be adversely impacted.

We may not be able to preserve the value of our intellectual property because we may not be able to protect access to it or we may lose our intellectual property rights due to expiration of our licenses or patents

If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. Despite our efforts to protect our proprietary rights, others may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our technology is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation. Our means of protecting our proprietary rights may be inadequate. Enforcing our intellectual property rights could be costly and time consuming and may divert our management’s attention and resources. Failing to enforce our intellectual property rights could also result in the loss of those rights.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling new products or technologies

Clinicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may refuse adequate reimbursement unless the patient has demonstrable risk factors. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding, and health care payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

Adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party health care payors, particularly those in countries and regions outside the U.S. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. In a managed care system the cost of our products may not be incorporated into the overall payment for patient care or there may not be adequate reimbursement for our products separate from reimbursement for other procedures.

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

•	Publication of clinical study results that demonstrate a lack of efficacy or cost-effectiveness of our products;

•	Changing governmental and physician group guidelines;

•	Performance, quality, price, and total cost of ownership of our products relative to other competitive products;

•

Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;

•	Changes in state and third-party payor reimbursement policies for our products; and

•	Repeal of laws requiring universal newborn hearing screening and metabolic screening.

Increased sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits

We have entered, and may in the future enter, into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of group purchasing organizations, or GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 31%, 28%, and 46% of our total revenue during 2006, 2005, and 2004, respectively, and sales to members of one GPO, Novation LLC, accounted for approximately 12%, 15%, and 20% of our total revenue in 2006, 2005, and 2004, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business

A majority of customers for our products are hospitals, physician offices, and clinics. Many factors, including public policy spending provisions, available resources, and economic cycles have a significant effect on the capital spending policies of these entities and therefore the amount that they can spend on our equipment products. If budget resources limit the capital spending of our customers, they will be unlikely to either purchase any new equipment from us or upgrade to any of our newer equipment products. These factors can have a significant adverse effect on the demand for our products.

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

We believe that our primary competitive strengths relate to the functionality and reliability of our products, our recognized brands, and our developed sales channels. Our competitors may have certain competitive advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses for research and development, marketing, and selling to maintain or improve our position.

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

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

We plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. During the past five years we significantly expanded our distributor network outside the U.S. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

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

If guidelines mandating universal newborn hearing screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenue may be adversely impacted

We estimate that approximately 95% of the children born in the U.S. are currently being tested for hearing impairment prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period generally spans several years. The widespread adoption of guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn hearing screening as well as the use of our products to perform the screening and monitoring. Our revenue from our newborn hearing screening product lines may not grow if governments do not require universal newborn hearing screening prior to hospital discharge, or if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased because of our decisions in 2004 and 2005 to close our Japanese and U.K. sales subsidiaries and sell through distributors in those countries, and because of our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. We may also sell Deltamed products through distributors in countries outside of France and Germany. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan, and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations and may require us to engage in foreign currency hedging

Substantially all of our sales contracts to our U.S. based customers provide for payment in U.S. dollars. In addition, sales to most of our international distributors provide for payment in U.S. dollars. However, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. To date we have not undertaken any foreign currency hedging transactions and, as a result, our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with the translation of assets denominated in foreign currencies.

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

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. Our future success also will depend, in part, on the continued service of our key management personnel, software engineers, and other research and development employees and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Hiring research and development, engineering, sales, marketing and customer service personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our product technologies. We may be unable to attract and retain personnel necessary for the development of our business.

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

The FDA’s Section 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy and uncertain. Premarket approval generally takes from one to three years, but can take even longer. The FDA may not grant either Section 510(k) clearance or premarket approval for any product we propose to market. Furthermore, if the FDA concludes that future products using our technology do not meet the requirements to obtain Section 510(k) clearance, we would have to seek premarket approval via Section 515. The FDA may impose the more burdensome premarket approval requirement on modifications to our existing products or future products, which in either case could be costly and cause us to divert our attention and resources from the development of new products or the enhancement of existing products.

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

Our business would be harmed if the FDA determines that we have failed to comply with applicable regulations or we do not pass an inspection

We are subject to inspection and market surveillance by the FDA concerning compliance with pertinent regulatory requirements. If the FDA finds that we have failed to comply with these requirements, the Agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	Fines, injunctions and civil penalties;

•	Recall or seizure of our products;

•	Issuance of public notices or warnings;

•	Imposition of operating restrictions, partial suspension, or total shutdown of production;

•	Refusal of our requests for Section 510(k) clearance or premarket approval of new products;

•	Withdrawal of Section 510(k) clearance or premarket approvals already granted; or

•	Criminal prosecution.

We have received clearance from the FDA to market a new product that will potentially expose us to greater products liability exposure and FDA regulation

In December 2006 we received clearance from the FDA to market the Olympic Cool-Cap, a product designed to lower the cerebral temperature of children born with a particular medical condition. This product is a Class III minimally invasive medical device, and as such we may be subject to an increased product liability risk relative to our other, Class I and Class II non-invasive products. In addition, this type of product is subject to greater FDA oversight than our other products and there is greater risk that sales of the product could be interrupted, due to the oversight processes of the FDA and other regulatory bodies.

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

If we, or our suppliers, fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed

Every manufacturer of a finished medical device, including Natus and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. We, or our contract manufacturers, may fail to pass future quality system regulation inspections. If we, or our contract manufacturers, fail one of these inspections in the future, our operations could be disrupted and our manufacturing and sales delayed significantly until we demonstrate adequate compliance. If we or our contract manufacturers fail to take adequate corrective action in a timely fashion in response to a quality system regulation inspection, the FDA could shut down our or our contract manufacturers’ manufacturing operations or require us, among other things, to recall our products, either of which would harm our business.

Our operating results would suffer if we were subject to a protracted infringement claim

The medical technology industry has, in the past, been characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening and diagnostic products may become increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlap. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

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

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates

The sale and use of our products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business reputation or financial condition. Our product liability insurance may not protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.

We have a history of losses, variable quarterly results, and seasonality in the sale of our products, and may not maintain profitability in the future

Since our inception, we have incurred significant net losses, including net losses for the years 2004 and 2003, and we may incur net losses in the future. As of December 31, 2006, we had an accumulated deficit of approximately $31.7 million. Additionally, our revenue and operating results have varied significantly from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our revenue, operating results and margins to fluctuate significantly from quarter to quarter:

•	Budgeting cycle of our customers, particularly government entities;

•	Size and timing of specific sales, such as large purchases of our devices and systems or our supplies and services by government agencies or hospital systems;

•	Trade-in allowances or other concessions in connection with the introduction of new products or improvements to existing products;

•	Length and unpredictability of our sales cycle; and

•	Market changes caused by rapidly evolving technology.

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

We anticipate that it will become increasingly difficult for us to manage our expenses as we:

•	Continue to invest in research and development to enhance our product lines, including products and technologies we have gained through our acquisitions;

•	Develop additional applications for our current technology;

•	Increase our marketing and selling activities, particularly outside the U.S.; and

•	Develop additional infrastructure and hire required management and other employees to keep pace with our growth.

As a result of these factors, we may need to generate proportionately higher revenue to maintain profitability. We cannot be certain that we will be able to sustain profitability in the future.

We could lose the ability to use net operating loss and credit carryforwards, which may adversely affect our financial results

As of December 31, 2006, we had total federal net operating loss carryforwards of approximately $11.2 million and credit carryforwards of approximately $1.0 million available to reduce future taxable income. These net operating loss and credit carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008. In addition, the net operating loss and credit carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination. If we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial condition may suffer.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties

The corporate headquarters of the Company are located in San Carlos, California, in facilities covering 39,200 square feet pursuant to a lease that expires in June 2010.

The Company also utilizes the following properties:

•	26,000 square feet in Mundelein, Illinois, in a facility owned by the Company that is utilized substantially for the operations of Bio-logic;

•

65,000 square feet in Seattle, Washington, of which 12,000 square feet are currently sub-let, pursuant to a lease that expires in December 2011, that is utilized substantially for the operations of Olympic Medical;

•	2,900 square feet in Hauppauge, New York, pursuant to a lease that expires in October 2007, that is utilized substantially for the operations of Neometrics;

•	3,800 square feet in Munich, and 3,000 square feet in Usingen, both in Germany, pursuant to leases that expire in 2007 and 2008 that are utilized substantially for the operations of Fischer-Zoth; and

•

2,700 square feet in Paris, and 7,500 square feet in Bordeaux, both in France, pursuant to leases that expire in November 2009 and March 2009, respectively, that are utilized substantially for the operations of Deltamed.

ITEM 3.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market under the symbol “BABY” since our initial public offering in July 2001. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock, as reported on the Nasdaq Global Market.

	High	Low
Fiscal Year Ended December 31, 2006:
Fourth Quarter	$17.50	$13.33
Third Quarter	13.93	9.89
Second Quarter	20.50	9.89
First Quarter	21.57	14.56

Fiscal Year Ended December 31, 2005:
Fourth Quarter	$18.72	$11.30
Third Quarter	13.46	9.91
Second Quarter	11.44	7.40
First Quarter	9.30	6.52

As of March 1, 2007, there were 21,469,094 shares of our common stock issued and outstanding and held by approximately 55 stockholders of record. We estimate that there are approximately 8,693 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this report on Form 10-K.

Stock Performance Graph

The following information of Part II Item 5 is being furnished and shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor will it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that it shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison, from January 1, 2002 through December 31, 2006, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assume reinvestment of dividends.

Use of Proceeds

In January 2006, we used all of the remaining proceeds from our initial public offering in our acquisition of Bio-logic. We used approximately $46 million of our own funds to complete that acquisition, including $7.1 million we received in a private placement of our stock in October 2005.

ITEM 6.	Selected Consolidated Financial Data

Our selected consolidated financial data is presented below as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years in the five-year period ended December 31, 2006, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the consolidated statements of operations data for the years ended December 31, 2003 and 2002 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2006[a]	2005	2004[a]	2003[a]	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$89,915	$43,045	$36,506	$31,006	$27,013
Cost of revenue	33,665	16,092	15,015	12,786	12,122

Gross profit	56,250	26,953	21,491	18,220	14,891

Operating expenses:
Marketing and selling	21,944	11,396	11,305	12,775	13,673
Research and development	10,604	4,318	3,672	3,682	4,752
General and administrative	11,004	5,806	6,626	4,984	5,018
Acquired in-process research and development	9,800 [b]	—	470	—	—
Restructuring	—	—	776	—	234

Total operating expense	53,352	21,520	22,849	21,441	23,677

Income (loss) from operations	2,898	5,433	(1,358)	(3,221)	(8,786)
Other income, net	225	1,228	310	597	1,296

Income (loss) before provision for income taxes	3,123	6,661	(1,048)	(2,624)	(7,490)
Provision for income tax (benefit) expense	4,050	509	297	4	(38)

Income (loss) from continuing operations	(927)	6,152	(1,345)	(2,628)	(7,452)
Discontinued operations	—	—	(1,062)	(116)	—

Net income (loss)	$(927)	$6,152	$(2,407)	$(2,744)	$(7,452)

Earnings (loss) per share:
Basic	$(0.05)	$0.35	$(0.14)	$(0.17)	$(0.46)

Diluted	$(0.05)	$0.33	$(0.14)	$(0.17)	$(0.46)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	19,548	17,429	16,837	16,411	16,056
Diluted	19,548	18,693	16,837	16,411	16,056

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$15,392	$52,209	$35,743	$37,635	$44,918
Working capital	30,803	57,495	40,826	44,720	50,883
Total assets	124,163	77,395	59,257	57,020	59,340
Total stockholders’ equity	101,026	68,965	52,728	52,632	54,687

[a]

Results of operations of Neometrics, Fischer-Zoth, Bio-logic, Deltamed, and Olympic are included from their acquisition dates of July 2003, September 2004, January 2006, September 2006, and October 2006, respectively.

[b]	Acquired in-process research and development charges in 2006 are associated with our acquisitions of Bio-logic and Olympic, and in 2004 with our acquisition of Fischer-Zoth.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2006 Overview. A summary of key information concerning the financial results for 2006 and changes from 2005.

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

•	Recent Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact on our results of operations, financial position or cash flows.

•

Cautionary Information Regarding Forward-Looking Statements.    Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations about future periods.

Business

Natus provides healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care. We develop, manufacture, and market advanced neurodiagnostic and newborn care products to healthcare professionals. Our product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We design our products to deliver accurate results in a rapid and reliable manner. In addition, our products address guidelines for standard medical practices as adopted by various medical-industry associations such as the American Academy of Pediatrics (“AAP”) and the Joint Committee on Infant Hearing (“JCIH”).

Our principal product families and product lines consist of:

Newborn Hearing Screening.    ALGO, ABaer, AuDX, and Echo-Screen;

Diagnostic Hearing Assessment.    Navigator, AuDX Pro, Scout, and Cochlea-Scan;

Diagnostic EEG Monitoring.    Ceegraph VISION, Coherence, and CFM 6000;

Diagnostic Sleep Analysis.    Sleepscan VISION and Coherence;

Newborn Care and Other.    Cool-Cap, NeoBLUE, Bili-Lites, Smart Scales, Neometrics MSDS, Pasteurmatic washer and pasteurizer, Bio-Clean Sterile Dryer, and VAC-PAC.

Our revenue is generated almost exclusively from the sale of devices and systems, which are generally non-recurring, and related supplies and services, which are generally recurring. The sources of our revenue from devices and systems, and related supplies and services, are covered in Item 1 to this Annual Report on Form 10-K.

We sell our products in the United States primarily through a direct sales organization. Through our acquisition of Bio-logic in January 2006, we now offer our line of diagnostic hearing products in the U.S. primarily through distributors; we also sell certain products under private label arrangements. We sell our products outside the U.S. primarily through a distributor sales channel, which consists of distributors selling Natus products into more than 80 countries as of December 31, 2006. Through our acquisition of Deltamed in September 2006, we sell some of our products in France and Germany through a direct sales organization. We previously had direct sales organizations in Japan and the United Kingdom (“U.K.”). However, in 2004 we ceased selling through a direct sales force in Japan and began to sell through a distributor, and in February 2006 we ceased selling through a direct sales force in the U.K. and began to sell through a distributor. Revenue from direct sales in our international markets represents less than 10% of total revenue.

We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 29% of our revenue during 2006, compared to 36% of our revenue during 2005. The reduction in international sales as a percent of total sales in 2006 compared to 2005 was attributable to our acquisition of Bio-logic, as their international sales comprise a lower percentage of their total sales than Natus. We anticipate that international revenue will increase as a percent of revenue in the future.

We estimate that approximately 95% of the children born in the U.S. are currently being tested for hearing prior to discharge from the hospital. As such, the U.S. market is a mature and competitive market. We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. Because these products can generate high margins, we may face increasing competition. We believe that our primary competitive advantage relates to the functionality and reliability of our products and that other suppliers may compete against us by offering lower prices.

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

Year 2006 Overview

In January we acquired Bio-logic Systems Corp (“Bio-logic”) for $69.3 million pursuant to an Agreement and Plan of Merger dated as of October 16, 2005. We used $12.8 million of Bio-logic cash to fund the acquisition. Bio-logic, which traded on the Nasdaq National Market under the ticker BLSC, reported revenue of $30.5 million and net income of $1.9 million, for the year ended February 28, 2005.

In January we initiated an integration plan (the “Plan”) related to the acquisition of Bio-logic. Under the Plan, we reduced our combined workforce by 23 employees or 10% of our workforce. The objectives of the Plan were to eliminate redundant costs and improve efficiency. Total employee severance costs related to the staff reductions were $3.0 million, including costs related to change of control provisions in the employment contracts of the chief executive officer, chief operating officer, and two vice-presidents of Bio-logic totaling $2.7 million.

During the first quarter 2006 we began marketing the latest extension of our product line for the treatment of newborn jaundice. The neoBLUE cozy provides a light treatment source from underneath the baby, utilizing the same blue light emitting diodes (LEDs) used in our line of neoBLUE overhead phototherapy lights.

In March we partnered with Welch Allyn, Inc., a leading manufacturer of frontline medical products and solutions, to market an innovative hearing loss detection solution that will improve clinical efficiencies by allowing pediatricians to objectively screen for hearing loss in infants, toddlers, preschool, and school age children.

In August we issued 2,645,000 shares of our stock in a registered offering priced at $11.66 per share, raising $29.3 million after deducting costs associated with the offering. In September we completed the sale of an undeveloped parcel of land we obtained through our acquisition of Bio-logic. The sale of land had no impact on our results of operations; however, we netted approximately $2.5 million cash through the sale.

In September we acquired Deltamed S.A. (“Deltamed”) for cash of $4.1 million cash and in October we acquired Olympic Medical Corp (“Olympic”) for $19.3 million including the immediate satisfaction of $2.7 million dollars of Olympic obligations associated with the acquisition. Olympic has approximately 100 employees and recorded sales of $16.9 million during calendar year 2005.

In December we received premarket approval from the FDA to market our Olympic Cool-Cap, a Class III medical device. The Cool-Cap system, which is the only FDA-approved device for the treatment of hypoxic ischemic encephalopathy (“HIE”) in term newborns, provides selective head cooling to prevent or reduce the severity of neurologic injury associated with HIE.

We adopted Financial Accounting Standards Board (“FASB”), Statement on Financial Accounting Standards (“SFAS”) No. 123R on January 1, 2006. During 2006 we expensed $1.4 million of share-based compensation expense, which increased our net loss per share by $0.04.

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

Revenue recognition

We recognize revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Revenue from sales of certain EEG and PSG systems is recognized in accordance with FASB Statement of Position No. 97-2, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point, however, terms of sale for some neurology and sleep-diagnostic systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

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

More than 90% of the hospitals in the U.S. are members of GPOs, which negotiate volume purchase prices for member hospitals, group practices, and other clinics. We have entered into agreements with several GPOs that typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

We do not sell our products to GPOs. Hospitals, group practices and other clinics that are members of a GPO purchase products directly from us under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of our products. Revenue from sales to GPO members is otherwise consistent with our general revenue recognition policies as previously described.

Allowance for doubtful accounts

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate, assessment of our average accounts receivable aging days, and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Any future determination that our allowance for estimated uncollectible accounts receivable is not properly stated could result in a change in our operating expense and results of operations.

Inventory is carried at the lower of cost or market value

As a medical device manufacturer, we may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or being held in quantities that exceed anticipated usage. These factors include, but are not limited to: technological changes in our markets, competitive pressures in products and prices, and our own introduction of new product lines.

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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually as of October 1st of each year; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the basis of the underlying net assets of such reporting unit. To determine the fair value of our reporting units, we utilize subjective valuations based upon discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of factors including estimates of forecasted revenue and costs, and appropriate discount rates.

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

Share-based compensation

On January 1, 2006, we adopted the provision of SFAS 123R, Share-Based Payment, using the modified prospective approach. With the adoption of SFAS 123R, the Company is required to record the fair value of share-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected dividend yield, risk-free interest rate, expected stock-price volatility, expected term, and forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility, expected life, and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates. Following is a summary of the criteria the Company considers when making these estimates:

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

	Percent of Revenue
	Years Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	37.4	37.6	41.1

Gross profit	62.6	62.4	58.9

Operating expenses:
Marketing and selling	24.4	27.5	30.9
Research and development	11.8	10.6	10.1
General and administrative	12.3	13.4	18.2
Acquired in-process research and development	10.9	—	1.3
Restructuring	—	—	2.1

Total operating expenses	59.4	51.5	62.6

Income (loss) from operations	3.2	10.9	(3.7)
Other income, net	.3	2.6	.8

Income (loss) before provision for income taxes	3.5	13.5	(2.9)
Income tax provision	4.5	1.4	.8

Income (loss) from continuing operations	(1.0)	12.1	(3.7)
Discontinued operations	—	—	(2.9)

Net income (loss)	(1.0)%	12.1%	(6.6)%

Comparison of 2006 and 2005

Acquisitions

In order to more fully understand the comparison of the results of operations for the year ended December 31, 2006 to the years ended December 31, 2005 and 2004, it is important to note that we acquired Bio-logic in January 2006, which had a material impact on our financial position and results of operations during 2006. The acquisitions of Deltamed in September 2006, and Olympic in October 2006 did not have as significant of an impact on our results of operations for the year ended December 31, 2006, primarily because these acquisitions were completed late in the year.

Operating Results

We analyze our revenue from two perspectives. Because our acquisitions have been significant, we measure the contribution of the businesses we acquired in 2006 to consolidated revenue for the year. We also analyze our revenue as coming from two sources: sales of devices and systems, and sales of related supplies and services. We report freight revenue separate from these two sources.

Our revenue increased 109%, or $46.9 million, to $89.9 million in 2006, from $43.0 million in 2005. Bio-logic contributed to $38.2 million of our 2006 revenue, which amount represents an 18% increase over Bio-logic’s stand-alone revenue of $32.3 million for the twelve months ended December 31, 2005. Deltamed and Olympic contributed to $6.1 million of our revenue in 2006.

Revenue from devices and systems was $51.6 million in 2006, representing an increase of 166% or $32.1 million, from $19.4 million reported in 2005. Revenue from supplies and services was $36.9 million in 2006, representing an increase of 59% or $13.8 million, from $23.2 million in 2005.

Revenue from devices and systems was 57% of total revenue in 2006, compared to 45% in 2005, and revenue from supplies and services was 41% of total revenue in 2006 compared to 54% of revenue in 2005. The changes in the percentages from 2005 to 2006 resulted primarily from the contribution of Bio-logic. Freight revenue of $1.4 million in 2006 represented 2% of total revenue, while freight revenue of $488,000 in 2005 represented 1% of total revenue.

No customer accounted for more than 10% of our revenue in either 2006 or 2005. Revenue from domestic sales increased 133% to $64.0 million in 2006, from $27.5 million in 2005. Revenue from international sales increased 67% to $25.9 million in 2006, compared to $15.6 million in 2005. Revenue from domestic sales was 71% of total revenue in 2006, compared to 64% in 2005, and revenue from international sales was 29% of total revenue in 2006 compared to 36% of revenue in 2005. The changes in the percentages from 2006 to 2005 resulted primarily from the contribution of Bio-logic and Deltamed.

Our cost of revenue increased $17.6 million, or 109%, to $33.7 million in 2006, from $16.1 million in 2005. The increase was primarily due to our increased sales, and also includes $116,000 of share based compensation expense in 2006 for which there was no corresponding charge in 2005. Gross profit increased $29.3 million, or 109%, to $56.3 million in 2006 from $27.0 million in 2005, primarily due to our increased sales. Gross profit as a percentage of revenue was 62.6% in both 2006 and 2005. Sales of Olympic products reduced consolidated gross profit by 0.4% in 2006.

Total operating costs increased 148% to $53.4 million in 2006, from $21.5 million in 2005. The operations of Bio-logic, Deltamed, and Olympic contributed to $19.4 million of the increase, while charges for in-process research and development contributed an additional $9.8 million; we had no such costs in 2005. Our operating costs other than the charges for in-process research and development declined as a percentage of revenue in 2006 relative to 2005. We also recorded $1.3 million of employee share-based compensation expense in 2006 for which there was no cost in 2005.

Our marketing and selling expenses increased $10.5 million, or 92.6%, to $21.9 million in 2006 from $11.4 million in 2005. The marketing and selling expenses of Bio-logic, Deltamed, and Olympic were $10.7 million in 2006. We recorded $483,000 of employee share-based compensation expense in marketing and selling expenses in 2006 for which there was no cost in 2005.

Our research and development expenses increased $6.3 million, or 146%, to $10.6 million in 2006 from $4.3 million in 2005. The research and development expenses of Bio-logic, Deltamed, and Olympic were $6.2 million. We recorded $111,000 of employee share-based compensation expense in research and development expenses in 2006 for which there was no cost in 2005.

Our general and administrative expenses increased $5.2 million, or 90%, to $11.0 million in 2006 from $5.8 million in 2005. General and administrative expenses of Bio-logic, Deltamed, and Olympic were $2.6 million. Our general and administrative costs other than those associated with our acquisitions increased by $2.6 million. Outside consulting costs increased by $1.1 million, primarily due to incremental legal, auditing, and tax consulting fees associated with the increase in the size of the Company resulting from our acquisitions. In addition we recorded $695,000 of employee share-based compensation expense in general and administrative expenses in 2006 for which there was no cost in 2005.

During 2006, we recorded charges for acquired in-process research development of $5.9 million associated with our acquisition of Bio-Logic in January 2006 and $3.9 million associated with our acquisition of Olympic in October 2006. We had no such costs in 2005.

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported a net other income of $225,000 in 2006, compared to $1.2 million in 2005. The reduction in net other income resulted primarily from the decrease in our investment portfolio and an increase in interest expense related to a bank obligation outstanding during ten months of 2006 both of which were related to our acquisition of Bio-logic in January 2006. Our net foreign currency gains and losses were not material in 2006 or 2005. Unrealized translation gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income.

We recorded income tax expense of $4.1 million in 2006, compared to $509,000 recorded in 2005. The charge for acquired in-process research and development associated with the acquisition of Bio-logic does not represent a deductible expense for purposes of calculating our effective tax rate. Our effective tax rate for 2006 without giving effect to non-deductible in-process research and development was 44.9%. Our effective tax rate in 2005 was 7.6%. Our effective tax rate increased in 2006 because we released the valuation allowance against our deferred tax assets through purchase accounting associated with the acquisition of Bio-logic. At December 31, 2006 we had federal and state net operating loss carryforwards of approximately $11.2 million and $3.2 million, respectively, and federal and state credit carryforwards of $881,000 and $587,000, respectively, available to offset future taxable income. Our tax loss and credit carryforwards do not offset taxable income for purposes of the Federal corporate alternative minimum tax, for which there is an effective tax rate of 2.0% on our U.S. operating income. Income tax expense related to our international operations is based on the statutory rates in those jurisdictions.

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

Our cost of revenue increased $1.1 million, or 7%, to $16.1 million in 2005 up from $15.0 million in 2004. Gross profit increased $5.5 million, or 25%, to $27.0 million in 2005 from $21.5 million in 2004. Gross profit as a percentage of revenue improved to 62.6% in 2005 from 58.9% in 2004. The improvement in our gross profit percentage in 2005 was attributable to reductions in manufacturing overhead as a percent of revenue, as our manufacturing overhead is largely fixed. In addition, we benefited from sales of our high-margin Echo-Screen OAE device, which we acquired in September 2004.

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

During 2004 the Company recorded $470,000 of costs associated with an in-process research and development project related to our acquisition of Fischer-Zoth in September 2004, as well as $776,000 of restructuring costs associated with a cost reduction plan initiated in June 2004. These costs did not recur in 2005.

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

Liquidity and Capital Resources

Comparison of 2006 and 2005

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of December 31, 2006, we had cash, cash equivalents, and short-term investments of $15.4 million, stockholders’ equity of $101.0 million, and working capital of $30.8 million, compared with cash, cash equivalents, and short-term investments of $52.2 million, stockholders’ equity of $69.0 million, and working capital of $57.5 million as of December 31, 2005. The reduction in our cash, cash equivalents and short-term investments is primarily related to our acquisitions of Bio-logic, Deltamed, and Olympic.

In January 2006 we acquired Bio-logic for $69.3 million cash, in September 2006 we acquired Deltamed for $4.1 million cash, and in October 2006, we acquired Olympic for $16.6 million cash, plus the immediate satisfaction of approximately $2.7 million of obligations associated with the acquisition.

In August 2006, we issued 2,645,000 shares of our common stock in a registered offering. The offering was priced at $11.66 per share, which was the closing price of our stock on the day prior to the offering. We raised $29.3 million, net of underwriting fees and other costs of the offering.

On November 8, 2006 we entered into a $15 million revolving credit facility and transferred the outstanding balance of an existing term credit facility to the revolving facility. We repaid the outstanding balance of the revolving credit facility later in November 2006. The proceeds of advances on the revolving credit facility can be used for working capital needs. In addition, we can use up to $10 million of the commitment for the acquisition of businesses without prior approval of Wells Fargo. The revolving credit facility carries an unused commitment fee, and contains covenants, including covenants relating to liquidity and other financial measurements and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. At December 31, 2006 we were in compliance with all covenants of the revolving credit facility and there was no outstanding balance.

Following our acquisitions of Bio-logic, Deltamed, and Olympic, our cash reserves and working capital have been significantly reduced. However, we believe that our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

Net cash provided by operations was $3.2 million in 2006 compared to net cash provided by operations of $7.9 million in 2005. Cash provided by operation in 2006 was largely attributable to our net loss for the year offset by substantial non-cash charges for in-process research and development, and depreciation and amortization. Additionally, during the 2006 period, the Company assumed accrued liabilities of $2.5 million and $2.7 million, respectively, associated with the Bio-logic and Olympic acquisitions that were paid off shortly after the acquisitions were consummated. The reduction of these accrued liabilities reduced cash provided by operations by $5.2 million in 2006. Increases in accounts receivable, inventories, and accounts payable of $11.9 million, $8.3 million, and $6.3 million, respectively, were largely the result of our acquisitions.

Other than $71.8 million of the Company’s cash used to acquire Bio-logic, Deltamed, the Nascor assets, and Olympic, offset by sales of short-term investments, cash used in investing activities in 2006 was $2.4 million, primarily to acquire equipment, offset by proceeds from the sale of land of $2.5 million and a reduction in deposits and other assets. In 2005, we used $480,000 for earnout payments associated with our pervious acquisitions and $931,00 for purchases equipment for the year ended December 31, 2005.

Cash provided by financing activities was $32.0 million in the year ended December 31, 2006, compared to $10.2 million in 2005. During 2006 we raised $29.3 million in a registered common stock offering, and during 2005 we raised $7.1 million in a private placement of our stock. Other sources of cash from financing activities were primarily from exercises of stock options pursuant to our stock option plans and purchases of our stock by employee pursuant to our Employee Stock Purchase Plan in the amount of $1.7 million and $3.0 in the years ended December 31, 2006 and 2005, respectively. During 2006 we also realized an excess tax benefit of $1.1 million on the exercise of employee stock options that was recorded as an increase to stockholders’ equity.

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

Excluding purchases and sales of short-term investments, cash used in investing activities decreased by $6.5 million, to $1.4 million in 2005, from $6.9 million in 2004. In 2005 we paid $480,000 in additional purchase consideration related to our acquisition of Fischer-Zoth, pursuant to earnout provisions of the purchase agreement. In 2004, we acquired Fischer-Zoth for $5.4 million, net of cash acquired. Investment in capital assets of $931,000 in 2005 was approximately $945,000 less than the amount invested in 2004. Our short-term investments are primarily available-for-sale securities with maturities of less than one year, and fluctuations between cash equivalents and short-term investments are often attributable to investment decisions. We exclude the impact of purchases and sales of short-term investments in our analysis of cash provided by or used in investing activities.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. On November 8, 2006 we entered into a $15 million revolving credit facility, although there was no outstanding principal due under the facility at December 31, 2006. The impact that our contractual obligations and commercial commitments as of December 31, 2006 are expected to have on our liquidity and cash flow in future periods is as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$9,409	$9,401	$8	$—	$—
Operating lease obligations	3,532	893	2,291	348	—

Total	$12,941	$10,294	$2,299	$348	$—

Unconditional purchase obligations relate primarily to purchase orders placed with our suppliers for materials used in our production processes. The table above does not include obligations under employment agreements for services rendered in the normal course of business.

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S and Europe and sell those products primarily in the U.S., Europe, and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars and Euros. With the acquisition of Fischer-Zoth in September 2004 and Deltamed in September 2006, a portion of our sales are now denominated in the Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2006. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments and cash equivalents. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2006 through the date of maturity on those investments.

The fair value of our short-term investments and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2005, the fair value of our portfolio would decline by an immaterial amount. At December 31, 2006 we did not hold any short-term investments or cash equivalents with maturities greater than 90 days.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2006. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

We invest our excess cash in short-term investments and cash equivalent investments because our intent is to have cash resources available for potential acquisitions of additional technologies, products, or businesses, and these acquisitions could be significant.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during any of fiscal 2006, 2005 or 2004 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: our expectations regarding the sufficiency of our cash to meet cash flow requirements, the cost of share-based compensation expense under SFAS 123R, our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our expectation regarding growth in international sales, our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws, and our plan to seek approval to sell our products in additional countries.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. Certain amounts in the attached table have been reclassified to conform to the current year presentation. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005
	(in thousands)
Revenue	$28,760	$21,806	$19,966	$19,383	$12,624	$10,551	$10,168	$9,702
Cost of revenue	10,857	8,299	7,216	7,294	4,658	3,645	3,919	3,870

Gross profit	17,903	13,507	12,750	12,089	7,966	6,906	6,249	5,832
Gross profit percentage	62.2%	61.9%	63.9%	62.4%	63.1%	65.5%	61.5%	60.1%
Operating expenses:
Marketing and selling	6,979	4,809	4,993	5,161	3,041	2,916	2,834	2,605
Research and development	3,217	2,438	2,459	2,490	1,085	1,162	1,078	993
General and administrative	3,076	2,994	2,779	2,155	1,735	1,521	1,187	1,363
Acquired IPR&D	3,900	—	—	5,900	—	—	—	—

Total operating expenses	17,172	10,241	10,231	15,706	5,861	5,599	5,099	4,961

Income (loss) from operations	731	3,266	2,519	(3,617)	2,105	1,307	1,150	871
Other income (expense), net	210	146	(18)	(113)	441	319	276	192

Income (loss) before provision for income taxes	941	3,412	2,501	(3,730)	2,546	1,626	1,426	1,063
Provision for income tax	429	1,543	1,130	949	83	111	162	153

Net income (loss)	$512	$1,869	$1,371	$(4,679)	$2,463	$1,515	$1,264	$910

Earnings (loss) per share:
Basic:
Continuing operations	$0.02	$0.09	$0.07	$(0.25)	$0.13	$0.09	$0.08	$0.05

Net income (loss)	$0.02	$0.09	$0.07	$(0.25)	$0.13	$0.09	$0.08	$0.05

Diluted:
Continuing operations	$0.02	$0.09	$0.07	$(0.25)	$0.13	$0.08	$0.07	$0.05

Net income (loss)	$0.02	$0.09	$0.07	$(0.25)	$0.13	$0.08	$0.07	$0.05

Weighted average shares used in the calculation of net income/(loss) per share:
Basic	21,329	19,749	18,597	18,485	18,036	17,292	17,377	17,156
Diluted	22,671	20,860	19,923	18,485	19,724	18,877	18,756	18,435

We acquired Bio-logic Systems Corp. in January 2006, Deltamed SA in September 2006, and Olympic Medical Corp. in October 2006. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Evaluation of Disclosure Controls and Procedures

Under the rules of the Securities and Exchange Commission, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our chief executive officer and chief financial officer determined that as of December 31, 2006 our disclosure controls and procedures were effective for the purpose set forth above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 (f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte and Touche, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein. We acquired Bio-logic Systems Corp. in January 2006, Deltamed in September 2006, and Olympic Medical in October 2006, and as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, the internal control over financial reporting of these three entities. Total assets related to these entities of $90.7 million and revenue for the period from the date of acquisition of each of the entities to December 31, 2006 of $44.2 million were included in our consolidated financial statements as of and for the year ended December 31, 2006. Our assessment of internal control over financial reporting excluded an evaluation of the internal control over financial reporting of these entities as of December 31, 2006.

Remediation of Previously Reported Material Weakness

As previously reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2006, the Company identified control deficiencies that in the aggregate represented a material weakness relating to purchase price allocation under SFAS 141, Business Combinations, as it relates to accounting for deferred income taxes. These deficiencies included a lack of sufficient internal tax accounting expertise, inadequate internal staffing for tax accounting, inadequate communication with outside tax consultants that assist the Company in purchase accounting, and inadequate review of the work of outside tax consultants.

During the three months ended December 31, 2006, the Company implemented procedures designed to address the material weakness noted above, including the implementation of new processes and controls. This included retaining new external resources to assist the Company in the preparation of the annual tax provision for 2006 and to review the purchase accounting for the Olympic Medical acquisition, as well as the implementation of additional controls over internal staff in the preparation and review of tax disclosures, including supporting documentation. We have evaluated the design of these new procedures, placed them in operation for what we believe is a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively as of December 31, 2006. We have therefore concluded that the above referenced material weakness in internal control over financial reporting has been remediated as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

The remediation of the aforementioned material weakness resulted in a change in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no other significant changes in the internal control over financial reporting during the three months ended December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California,

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Natus Medical Incorporated and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bio-logic Systems Corporation, Deltamed S.A. and Olympic Medical, Inc., which were acquired on January 5, 2006, September 12, 2006 and October 16, 2006, respectively, and whose financial statements in aggregate constitute total assets of 73%, net assets of 78%, and revenue of 49% of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Bio-logic Systems Corporation, Deltamed S.A., and Olympic Medical, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)2, as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

San Francisco, California

March 15, 2007

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders which is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this item is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Awards Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,910,015	$7.11	8,270,013
Equity compensation plans not approved by security holders	—	—	—

Total	2,910,015	$7.11	8,270,013

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, and rights, 154,766 shares related to outstanding options under our 1991 Stock Option Plan, 2,186,289 shares related to outstanding options under our 2000 Stock Awards Plan, 150,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, and 193,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 3,974,663 shares remained available for future issuance under our 2000 Stock Awards Plan, 511,142 shares remained available for future issuance under our 2000 Director Option Plan, and 3,784,208 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Awards Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under our 2000 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the 2000 Employee Stock Purchase Plan.

Additional information required by this item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2007 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2007 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2007 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense		Deductions	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$173	$479	$18		$(118)	$552
Accrued warranty costs	248	429	553		(353)	877
Year ended December 31, 2005
Allowance for doubtful accounts	$472	—	$(253	)(a)	$(46)	$173
Accrued warranty costs	253	—	206		(211)	248
Year ended December 31, 2004
Allowance for doubtful accounts	395	25	57		(5)	472
Accrued warranty costs	298	25	58		(128)	253
(a)	Reversal of allowance for doubtful accounts

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
1.1	Common Stock Purchase Agreement dated August 17, 2006 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	08/18/2006

2.1	Agreement and Plan of Merger dated October 16, 2005, by and among Natus Medical Incorporated, Bio-logic Systems Corp. and Summer Acquisition Corporation	8-K	10.1	000-33001	10/19/2005

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.2	Stock Purchase Agreement dated as of October 16, 2006 by and between Natus Medical Incorporated and Jay A. Jones and Mary J. Jones as Husband and Wife	8-K	2.01	000-33001	10/19/2006

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	S-1	3.2	333-44138	08/18/2000

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.4	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.3	000-33001	08/09/2006

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	Patent License Agreement dated June 30, 1998 between Natus Medical Incorporated and The Leland Stanford Junior University	S-1	10.7	333-44138	08/18/2000

10.7	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.9	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.10	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.11*	Memorandum of Understanding dated December 7, 2000 between Natus Medical Incorporated and The Ludlow Company LP	S-1	10.14	333-44138	08/18/2000

10.12	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.12.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.23	Employment Agreement dated as of November 18, 2002 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.23	000-33001	03/27/2003

10.24*	Transition Agreement and Release dated January 30, 2004 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.26	000-33001	04/08/2004

10.25	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.24	000-33001	03/27/2003

10.26	Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 12, 2004	10-Q	10.28	000-33001	05/13/2004

10.27	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers	8-K	10.1	000-33001	12/20/2006

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.30	Credit Agreement dated as of November 8, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	11/09/2006

10.31	Revolving Line of Credit Note dated November 8, 2006 in the principal amount of $15,000,000 in favor of Wells Fargo Bank, National Association	10-Q	10.2	000-33001	11/09/2006

10.32	Security Agreement dated as of November 8, 2006 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	10-Q	10.3	000-33001	11/09/2006

21.1	Significant Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 54)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 15, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 15, 2007

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 15, 2007

/s/ Doris Engibous (Doris Engibous)	Director	March 15, 2007

/s/ Ken Ludlum (Ken Ludlum)	Director	March 15, 2007

/s/ Mark D. Michael (Mark D. Michael)	Director	March 15, 2007

/s/ William M. Moore (William M. Moore)	Director	March 15, 2007

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and the financial statements schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

San Francisco, California

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Natus Medical Incorporated:

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of Natus Medical Incorporated and subsidiaries for the year ended December 31, 2004. We have also audited the consolidated financial statement schedule for the year ended December 31, 2004 included in Item 15(a)(2) in the Annual Report on Form 10-K of the Company. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Natus Medical Incorporated and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

San Francisco, California

March 4, 2005

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$15,392	$40,046
Short-term investments	—	12,163
Accounts receivable, net of allowance for doubtful accounts of $552 and $173	20,347	8,460
Inventories	11,743	3,482
Prepaid expenses and other current assets	1,874	1,041
Deferred income tax	2,240	—

Total current assets	51,596	65,192

Property and equipment, net	7,897	2,116
Intangible assets	37,297	6,174
Goodwill	25,790	3,836
Other assets	1,583	78

Total assets	$124,163	$77,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,236	$1,817
Accrued liabilities	10,470	5,441
Deferred revenue	2,087	439

Total current liabilities	20,793	7,697
Deferred income tax	2,344	734

Total liabilities	23,137	8,431

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 21,391,091 and 18,444,753	133,071	99,634
Accumulated deficit	(31,677)	(30,750)
Accumulated other comprehensive income (loss)	(368)	81

Total stockholders’ equity	101,026	68,965

Total liabilities and stockholders’ equity	$124,163	$77,396

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenue	$89,915	$43,045	$36,506
Cost of revenue	33,665	16,092	15,015

Gross profit	56,250	26,953	21,491

Operating expenses:
Marketing and selling	21,944	11,396	11,305
Research and development	10,604	4,318	3,672
General and administrative	11,004	5,806	6,626
Acquired in-process research and development	9,800	—	470
Restructuring	—	—	776

Total operating expenses	53,352	21,520	22,849

Income (loss) from operations	2,898	5,433	(1,358)
Other income, net	225	1,228	310

Income (loss) before provision for income tax	3,123	6,661	(1,048)
Provision for income tax	4,050	509	297

Income (loss) from continuing operations	(927)	6,152	(1,345)
Discontinued operations	—	—	(1,062)

Net income (loss)	$(927)	$6,152	$(2,407)

Earnings (loss) per share:
Basic
Continuing operations	$(0.05)	$0.35	$(0.08)
Discontinued operations	—	—	(0.06)

Net income (loss)	$(0.05)	$0.35	$(0.14)

Diluted
Continuing operations	$(0.05)	$0.33	$(0.08)
Discontinued operations	—	—	(0.06)

Net income (loss)	$(0.05)	$0.33	$(0.14)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	19,548	17,429	16,837

Diluted	19,548	18,693	16,837

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2003	16,511,874	$87,038	$(33)	$(34,495)	$122	$52,632
Exercise of stock options	608,548	2,064				2,064
Repurchase of stock	(59,866)	(307)				(307)
Employee stock purchase plan	79,783	244				244
Nonqualified options expense		2				2
Amortization of deferred stock compensation			33			33
Accelerated option vesting		352				352
Cancellation of deferred stock compensation		(20)				(20)
Unrealized gain on available-for-sale investments					107	107	$107
Foreign currency translation adjustment					28	28	28
Net (loss)				(2,407)		(2,407)	(2,407)

Comprehensive loss							$(2,272)

Balances, December 31, 2004	17,140,339	89,373	—	(36,902)	257	52,728
Exercise of stock options	618,921	2,555				2,555
Tax effect of option exercises		101				101
Issuance of stock	600,000	7,128				7,128
Employee stock purchase plan	85,493	477				477
Unrealized gain on available-for-sale investments					(20)	(20)	$(20)
Foreign currency translation adjustment					(156)	(156)	(156)
Net income				6,152		6,152	6,152

Comprehensive income							$5,976

Balances, December 31, 2005	18,444,753	99,634	—	(30,750)	81	68,965
Exercise of stock options	275,543	1,349				1,349
Tax effect of option exercises		1,051				1,051
Issuance of stock	2,645,000	29,250				29,250
Employee stock purchase plan	25,795	382				382
Compensation expense for stock options		1,405				1,405
Unrealized gain on available-for-sale investments					2	2	$2
Foreign currency translation adjustment					(451)	(451)	(451)
Net (loss)				(927)		(927)	(927)

Comprehensive income							$(1,376)

Balances, December 31, 2006	21,391,091	$133,071	$—	$(31,677)	$(368)	$101,026

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(927)	$6,152	$(2,407)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	9,800	—	470
Accounts receivable reserves	18	(253)	82
Excess tax benefits on the exercise of stock options	(1,051)	—	—
Inventory reserves	278	25	529
Depreciation and amortization	3,921	1,988	1,849
Loss on disposal of property and equipment	—	—	643
Warranty reserves	553	206	83
Share based compensation	1,405	—	367
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(5,683)	(1,567)	(769)
Inventories	(2,045)	840	903
Other assets	(1,271)	(465)	(95)
Accounts payable	(201)	(131)	(125)
Deferred taxes	(1,899)	(930)	—
Accrued liabilities	(493)	1,858	1,487
Deferred revenue	828	160	(221)

Net cash provided by operating activities	3,233	7,883	2,796

Investing activities:
Acquisition of businesses, net of cash acquired	(71,773)	(480)	(5,401)
Sale of land, net of costs	2,492	—	—
Acquisition of property and equipment	(2,432)	(931)	(1,876)
Deposits and other assets	83	10	79
Purchases of short-term investments	—	(24,866)	(31,976)
Sales of short-term investments	12,163	32,188	40,779
Redemption (purchase) of long term investment	—	—	341

Net cash provided by (used in) investing activities	(59,467)	5,921	1,946

Financing activities:
Proceeds from stock option exercises and ESPP	1,731	3,032	—
Borrowing on credit facility	10,000	—	—
Proceeds from issuance of common stock, net of issuance cost	29,250	7,128	2,308
Purchase of treasury stock	—	—	(307)
Excess tax benefits on the exercise of stock options	1,051	—	—
Payments on borrowings	(10,000)	—	—

Net cash provided by financing activities	32,032	10,160	2,001

Exchange rate effect on cash and equivalents	(452)	(157)	61

Net increase (decrease) in cash and equivalents	(24,654)	23,807	6,804
Cash and cash equivalents, beginning of year	40,046	16,239	9,435

Cash and cash equivalents, end of year	$15,392	$40,046	$16,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$589	$—	$—
Cash paid for income taxes	$998	$302	$82

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care. The Company develops, manufactures, and markets advanced neurodiagnostic and newborn care products to healthcare professionals in over 80 countries. The Company’s product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories. The Company’s headquarters are in San Carlos, California. Additional information about Natus Medical can be found at www.natus.com.

In July 2003 the Company acquired through a wholly owned subsidiary the assets of privately-held Neometrics, Inc., (“Neometrics”) a Delaware corporation. In September 2004 the Company acquired Fischer-Zoth Diagnosesysteme GmbH and related entities ( “Fischer-Zoth”) located near Munich, Germany. In January 2006, the Company acquired through a wholly owned subsidiary all the stock of Bio-logic Systems Corp. (“Bio-logic”). In September 2006, the Company acquired Deltamed S.A. and related entities (“Deltamed”) located in Paris and Bordeaux, France. In October 2006, the Company acquired Olympic Medical Corp. (“Olympic”), a Washington corporation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, goodwill, sales and use tax obligations, deferred income taxes, and reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

Revenue Recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

determinable, and when collection of the resulting receivable is reasonably assured. Revenue from sales of certain EEG and PSG systems is recognized in accordance with FASB Statement of Position No. 97-2, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Set-up and training revenue related to system sales is not recognized until the service is completed. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point, however, terms of sale for some neurology, sleep-diagnostic, and head-cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. The Company generally does not provide rights of return on products. The Company accepts trade-ins of its own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations that are generally one year in length.

More than 90% of the hospitals in the U.S. are members of Group Purchasing Organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. The Company’s agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

The Company does not sell products to GPOs. Hospitals, group practices and other clinics that are members of a GPO purchase products directly from the Company under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of products at the time of the sale. Revenue from sales to members of GPOs is otherwise consistent with general revenue recognition policies as previously described.

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Short-Term Investments

Short-term investments are classified as available-for-sale securities in accordance with the provision of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale are reported at fair market value with the related unrealized gains and losses included, net of tax, in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value of securities judged to be other than temporary are included as a component of interest income.

Allowance for Doubtful Accounts

Judgment must be exercised when assessing the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience within the markets in which the Company operates as well as assessment of average accounts receivable aging days and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, short-term and long-term investments, and accounts receivable. Cash and cash equivalents, short-term investments and long-term investments are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable approximates their fair value due to their short-term maturities.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are 3 to 5 years office furniture and equipment, 3 to 4 years for computer software and hardware, 3 to 6 years for demonstration and loaned equipment, and 30 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized.

Long-Lived Assets and Goodwill

The value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge has been recorded in any of the years presented.

Goodwill is tested for impairment at least annually on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the basis of the underlying net assets of such reporting unit. To determine the fair value of the reporting unit, the Company utilizes subjective valuations for the reporting unit based on a discounted cash flow analysis. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. No impairment was recorded in any of the years presented.

Acquired intangible assets with definite lives are being amortizing on a graded basis over periods ranging from 10 to 15 years.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) No. 25 and SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Since the Company granted options with exercise prices equal to the fair value of the Company’s stock on the date of grant, no intrinsic value and therefore no expense was recorded for these options under APB 25.

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, share-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards are being expensed under the single-option straightline method using the same fair value measurements that were used in calculating pro forma share-based compensation expense under SFAS 123. However, in adopting SFAS 123R, the Company reviewed the inputs for volatility under the Black-Scholes valuation methodology and determined that the volatility inputs originally used for grants of options in 2004 and 2005 were overstated, which resulted in the reported pro forma expense being overstated by an immaterial amount The Company is now using the correct historical volatility to determine the fair value of those options that are currently vesting, but has not adjusted the previously reported pro forma expense. For share-based awards granted on or after January 1, 2006, the Company is amortizing share-based compensation expense under the single-option straightline method over the requisite service period, which is generally a four-year vesting period.

Under SFAS No. 123R, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. The Company’s employee stock options have characteristics significantly different from those of traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Changes in the subjective input assumptions can materially affect the estimated fair value of the Company’s stock options.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006, such that expense was recorded only for those share-based awards that

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

are expected to vest. Under APB 25, to the extent awards were forfeited prior to vesting, the previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS 123R and for the year ended December 31, 2006, the Company did not record a cumulative adjustment to account for the expected forfeitures of share-based awards granted to non-employees prior to January 1, 2006 (primarily consultants to the Company), for which the Company previously recorded an expense, as the adjustment was not material.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash inflow from financing activities and a cash outflow from operating activities. The Company treats tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

Advertising Costs

Advertising costs are expensed as incurred and totaled $264,000 in 2006, $74,000 in 2005, and $134,000 in 2004.

Research and Development Costs

Costs incurred in research and development are charged to operations as incurred. Some of the Company’s products include certain software applications that are integral to the operation of the respective product. The costs to develop such software have not been capitalized, as software development processes are essentially completed concurrent with the establishment of technological feasibility of the software.

Foreign Currency

The functional currency of foreign subsidiaries is the local currency of the country where the subsidiary is located. Accordingly, translation adjustments for foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2006, net foreign currency transactions losses were $22,000. In 2005, net foreign currency transaction gains and losses netted to an immaterial amount. In 2004, net foreign currency transaction gains were $28,000. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, British Pound Sterling, and Euro.

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company reports by major components and as a single total the change in its net assets during the period from non-owner sources. The consolidated statement of comprehensive income/(loss) has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income consists of net unrealized gains and losses on available for sale securities and net translation gains and losses on foreign operations.

Basic and Diluted Net Income (Loss) per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the year ended December 31, 2006, common stock equivalents of 1,348,000 shares were excluded from the calculation of diluted net loss per share because of their anti-dilutive effect. For the year ended December 31, 2005, common stock equivalents of 1,263,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share, while 38,000 shares were excluded from the calculation because the exercise price of such options was greater than the average market price of the stock in 2005 and their effect would have been anti-dilutive. For the year ended December 31, 2004, common stock equivalents of 2,772,047 shares were excluded from the calculation of diluted net loss per share because of their anti-dilutive effect.

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

The Company sells its products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2006 or 2005.

The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on the Company’s future financial position, cash flows, and results of operations: ability to obtain additional financing; changes in domestic and international economic and/or political conditions or regulations; currency exchange rate fluctuations; fundamental changes in technology; market acceptance of the Company’s current products and products under development; changes in the overall demand for products offered by the Company; successful and timely completion of product development efforts; competitive pressures in the form of new product introductions by competitors or price reductions on current products; availability of necessary product components; inventory obsolescence; development of sales channels; litigation or other claims against or by the Company based on intellectual property, patent, product, regulatory, or other factors; and the hiring, training, and retention of key employees.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. On March 29, 2005, the Securities and Exchange Commission issued SAB No. 107, which provides guidance regarding the adoption of SFAS No. 123R. The Company adopted SFAS No. 123R on January 2006 using the modified prospective method, whereby the Company began expensing the remaining portion of the requisite service period under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The adoption of SFAS No. 123R resulted in additional expense related to share-based compensation of $1.4 million before tax in 2006.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation describes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken or expected to be taken. It also provides for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company is evaluating the impact of implementing FIN 48 on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB 108, which provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006.

2— BUSINESS COMBINATIONS

Olympic

On October 16, 2006, the Company acquired privately held Olympic Medical Corp. for $16.9 million cash, including direct costs of the acquisition. In addition the Company assumed and immediately paid off $2.7 million of Olympic Medical obligations associated with the acquisition. Olympic Medical, based in Seattle, Washington, develops and markets medical products used in the neonatal intensive care unit (“NICU”) and pediatric department of the hospital, including devices for the detection of neurologic function of newborns. The acquisition is intended to enhance the Company’s growth opportunities by broadening its product offerings, which the Company plans to leverage through its direct sales force in the U.S. and international distribution organization. The Company plans to retain Olympic Medical’s operations, as well as their established brands and existing products. Olympic Medical has approximately 100 employees and recorded sales of $16.9 million during calendar year 2005.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Olympic at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $1.5 million. This goodwill is expected to be deductible for tax purposes. Olympic’s results of operations are included in our consolidated financial statements from the date of acquisition.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The determination of estimated fair value requires management to make significant estimates and assumptions. The Company determined fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The Company also hired independent third parties to assist in the valuation of intangible assets and goodwill. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$1,561
Accounts receivable	1,688
Inventory	3,088
Property and equipment	486

Identifiable intangible assets:
Core technology	900
Developed technology	3,300
Trademarks and tradenames	2,800
Customer relationships	700
Backlog	80

In-process research and development	3,900
Deferred tax asset	1,579
Other assets	187
Goodwill	1,507
Accounts payable	(3,500)
Accrued expenses and other liabilities	(1,420)

Total purchase price	$16,856

Valuing certain components of the acquisition, including primarily inventory, deferred taxes, and accrued expenses, required the Company to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to Goodwill.

Intangible assets included in the purchase allocation consist of: (1) Core technology of $900,000 assigned a weighted average economic life of 15 years being amortized on the straightline method, (2) Developed technology of $3.3 million assigned a weighted average economic life of 10 years being amortized on the straightline method, (3) trademarks and tradenames valued at $2.8 million that have an indefinite life and are not being amortized, (4) Customer relationships valued at $700,000 assigned a weighted average life of 7 years being amortized on the straightline method, and (5) Backlog of $80,000 that will expensed as the associated customer orders are fulfilled.

The amount of $3.9 million allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 17 for discussion of purchased in-process research and development.

The results of operations from this acquisition are included in the consolidated financial statements from the date of acquisition.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The following unaudited pro forma combined results of operations of Natus for the years ended December 31, 2006 and 2005 are presented as if the acquisition of Olympic had occurred on the first day of the periods presented (in thousands).

Unaudited Pro Forma Financial Information

	December 31,
	2006	2005
Revenue	$102,904	$59,962
Net income	$276	$6,890
Pro forma diluted earnings per share	$0.01	$0.37
Shares used in computing pro forma diluted earnings (loss) per share	20,947	18,693

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Company acquired Olympic on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Nascor

In September 2006 the Company completed the purchase of certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. (the “Nascor” assets) for $953,000 in cash including direct costs of the acquisition. In addition, the Company is obligated to make future payments of up to $675,000 over a three-year period based primarily on the achievement of certain revenue targets. If the required achievements are met, the additional payments will be recorded as goodwill associated with the purchase. The Company previously distributed certain Nascor products in the United States and certain other countries. This acquisition provides the Company with worldwide distribution rights and is expected to improve its margins.

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

Intangible assets included in the purchase allocation consist of developed technology of $201,000 assigned an economic life of 15 years that is being amortized using the straightline method, and trademarks of $161,000 that have an indefinite life and are not being amortized.

The results of operations from this acquisition are included in the consolidated financial statements from the date of acquisition.

Deltamed

In September 2006 the Company purchased all the common stock of privately held Deltamed S.A. headquartered in Paris, France, and its wholly owned subsidiaries, Raciar-Alvar, located in Bordeaux, France,

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

and IT-Med, located near Frankfurt, Germany (collectively “Deltamed”) for approximately $4.1 million cash including direct costs of the acquisition. Deltamed is a European manufacturer of medical devices used in the detection of neurological dysfunction, epilepsy, and sleep disorders through the use of electroencephalograph (“EEG”) and polysomnography (“PSG”) technologies. The acquisition adds to the Company’s international growth opportunities by broadening its product offerings and leveraging its distribution organization.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Deltamed at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $4.2 million. No portion of this goodwill is expected to be deductible for tax purposes. Deltamed’s results of operations are included in our consolidated financial statements from the date of acquisition.

The determination of estimated fair value requires management to make significant estimates and assumptions. The Company determined fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The Company also hired independent third parties to assist in the valuation of intangible assets and goodwill. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Accounts receivable	$1,890
Property and equipment	63
Inventory	812
Deferred tax asset	203

Identifiable intangible assets:
Patents and developed technology	400
Customer-related intangibles	400
Trademarks and tradenames	500

Goodwill	4,246
Other assets	108
Accounts payable	(2,115)
Accrued expenses and other liabilities	(2,363)

Total purchase price	$4,144

Valuing certain components of the acquisition, including primarily inventory valuation, deferred taxes, and accrued expenses, required the Company to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates as of the purchase date could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to Goodwill.

During the three months ended December 31, 2006, the Company made the following adjustments to the preliminary purchase price allocation:

Increase accounts receivable by $520,000;

Reclassify a bank loan that had originally been netted against accounts receivable, resulting in an increase of accounts receivable of $1.0 million, with an offsetting increase in accrued expenses and other liabilities;

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Decrease property and equipment by $572,000 to eliminate capitalized research and development costs that are properly valued as the intangible asset patents and developed technology;

Increase inventory and other assets by $134,000;

Increase accounts payable, accrued expenses and other liabilities by $542,000; and

Increase goodwill by $728,000.

The adjustments were based on management’s current evaluation of relevant factors related to the fair value of the respective assets acquired and liabilities assumed.

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

The results of operations from this acquisition are included in the consolidated financial statements from the date of acquisition.

Bio-logic

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

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Bio-logic at the date of acquisition are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $15.4 million. No portion of this goodwill is expected to be deductible for tax purposes. Bio-logic’s results of operations are included in our consolidated financial statements from the date of acquisition.

Through purchase accounting the Company’s valuation allowance against its deferred tax assets was reduced by approximately $9.8 million, with an offsetting reduction to goodwill. The release of the valuation allowance against the Company’ preexisting deferred tax assets was based on the Company’s expectations that the acquisition would have a material impact on the Company’s profitability and the ability of the Company to generate taxable income subsequent to the acquisition.

The determination of estimated fair values requires management to make significant estimates and assumptions. The Company determined fair value by applying established valuation techniques, based on

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

information that management believed to be relevant to this determination. The Company also hired independent third parties to assist in the valuation of intangible assets and goodwill. During the year ended December 31, 2006 the Company recorded an adjustment to the preliminary purchase price allocation to account for: (1) the tax benefit of an approximate $9.0 million tax net operating loss carryforward reported in the short-period Federal income tax return of Bio-logic for the period March 1, 2005 through January 5, 2006, and (2) an approximate $3.9 million difference between the fair market value and tax basis of land and a building included in the acquisition. The result of the adjustment was to increase deferred tax assets by $5.4 million a increase deferred tax liabilities by $2.1 million, with an offsetting reduction to goodwill of $3.3 million. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

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

Intangible assets included in the purchase allocation consist of: (1) core technology of $17.1 million assigned a weighted average economic life of 19 years, (2) developed technology of $4.2 million assigned a weighted average economic life of 10 years, and (3) tradenames valued at $2.5 million that have an indefinite life and are not being amortized. The core technology is being amortized on a combination of straightline and graded methods of amortization depending upon the extent to which the technology has changed over time. The developed technology is being amortized on a graded method.

There are several methods that can be used to determine the estimated fair value of the acquired intangible assets. The Company utilized the multi-period excess earnings method (“MPEE”), which is based on the principle that the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible assets after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible assets are then discounted to their present value. The projections are based on factors such as relevant market size and acceptance of the technology, patent protection, historical pricing of similar products and expected industry trends. The MPEE method was applied to six discreet Bio-logic product lines. The Company used discount rates ranging from 20% to 23% in valuing the acquired core technology and developed technology.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The amount of $5.9 million allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 17 for discussion of purchased in-process research and development.

The following unaudited pro forma combined results of operations of Natus for the years ended December 31, 2006 and 2005 are presented as if the acquisition of Bio-logic had occurred on the first day of the periods presented (in thousands).

Unaudited Pro Forma Financial Information

	December 31,
	2006	2005
Revenue	$90,017	$75,299
Net income (loss)	$(3,499)	$6,717
Pro forma diluted earnings (loss) per share	$(0.18)	$0.36
Shares used in computing pro forma diluted earnings (loss) per share	19,548	18,693

The unaudited pro forma results are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had we acquired Bio-logic on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on or prior to the date hereof, or for any other future date or period.

For the period from January 1, 2006 through January 4, 2006, the following material, nonrecurring items are included in the pro forma results of operations: (i) Accruals related to a integration plan associated with the acquisition totaling $2.9 million dollars, and (ii) employer payroll taxes upon acceleration of stock option vesting of Bio-logic options totaling $487,000.

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

During 2006 and 2005, respectively, the Company paid $12,000 and $480,000 of additional purchase consideration associated with sales results of Fischer-Zoth products. The additional purchase consideration was recorded as an increase of goodwill.

Neometrics

In July 2003, the Company purchased substantially all of the assets of Neometrics for $3.6 million in cash plus the assumption of certain liabilities. During the first quarter 2006, the Company resolved certain claims related to the acquisition and received $400,000 cash from the sellers as a settlement. The amount was recorded as a reduction of goodwill.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Natus Neonatal Ltd.

During the first quarter 2006, the Company ceased selling through a direct sales force in the U.K. and began to sell through a distributor. Related to this action the Company wrote off approximately $75,000 of goodwill associated with the Company’s U.K. subsidiary. At December 31, 2006 the U.K. subsidiary had no employees and no significant assets or liabilities other than cash and accounts receivable.

3—SHORT-TERM INVESTMENTS

The Company did not have any available-for-sale investments at December 31, 2006. The following table summarizes the estimated fair value of available for sale investments at December 31, 2005 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Balances at December 31, 2005
U.S. Government treasury bonds and corporate bonds	$12,116	$47	$—	$12,163

4—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2006	2005
Raw materials and subassemblies	$7,246	$1,695
Finished goods	4,497	1,787

Total	$11,743	$3,482

5—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2006	2005
Office furniture and equipment	$3,942	$3,223
Computer software and hardware	3,022	2,925
Demonstration and loaned equipment	3.289	2,273
Land	900	—
Building	2,200	—
Leasehold improvements	828	499

	14,181	8,920
Accumulated depreciation and amortization	(6,284)	(6,804)

Total	$7,897	$2,116

Depreciation and amortization expense on property and equipment was $1.6 million, $1.3 million and $907,000 in the years ending December 31, 2006, 2005, and 2004 respectively.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

6—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2006	2005
Balance, beginning of period	$3,836	$2,519

Goodwill as a result of acquisitions	22,479	—
Purchase accounting adjustments	(137)	837
Payments associated with earnout agreements	11	480
Settlement of reserve claims	(399)	—

Total changes in goodwill	21,954	1,317

Balance, end of period	$25,790	$3,836

7—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with definite lives
Patents	$2,687	$(605)	$2,082	$2,245	$(410)	$1,835
Technology	29,700	(3,056)	26,644	3,800	(971)	2,829
Tradenames	691	(152)	539	690	(152)	586
Customer relationships	2,063	231	1,832	1,118	(232)	924

Definite lived intangible assets	35,141	(4,044)	31,097	7,853	(1,679)	6,174
Intangible assets with indefinite lives
Tradenames	6,200	—	6,200	—	—	—

Total intangibles assets	$41,341	$(4,044)	$37,297	$7,853	$(1,679)	$6,174

Definite lived intangible assets are amortized over their weighted average lives of 12 years for patents, 11 years for technology, and 15 years for tradenames, and 12 years for customer relationships. Intangible assets with indefinite lives are not subject to amortization.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Patents	$111	$88	$20
Technology	2,044	450	274
Tradenames and customer relationships	210	132	107

Total amortization	$2,365	$670	$401

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

December 31,
2007	2,708
2008	2,621
2009	2,583
2010	2,562
2011	2,402
Thereafter	18,221

Total expected annual amortization expense	$31,097

8—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2006	2005
Compensation and related benefits	$4,538	$2,020
Accrued federal, state, and local taxes	2,391	1,137
Accrued professional fees	758	777
Warranty reserve	877	248
Other	1,906	1,259

Total	$10,470	$5,441

9—RESERVE FOR PRODUCT WARRANTIES

The Company provides a warranty on all medical device products that is generally one year in length. The Company also sells extended service agreements on its medical device products. Service for domestic customers is provided by Company-owned service centers that perform all service, repair and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where the Company does not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, the reserve is reduced.

Activity in the warranty reserve for the years ended December 31, 2006, 2005 and 2004 is presented in Item 15(a)(2) Exhibits and Financial Statement Schedules, Schedule II, Valuation and Qualifying Accounts.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

10—STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share. On July 19, 2001, the Company completed an initial public offering of its shares pursuant to which it issued 5,750,000 common shares for proceeds of $56,451,000, net of issuance costs. In August 2006, the Company issued 2,645,000 shares of its common stock in a registered offering. The offering was priced at $11.66 per share, which was the closing price of its stock on the day prior to the offering, raising $29.3 million, net of underwriting fees and other costs of the offering.

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2006, no shares of preferred stock were issued and outstanding.

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

11—SHARE BASED COMPENSATION

Share-Based Compensation Expense

The Company adopted SFAS 123R on January 1, 2006. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

Year Ended December 31, 2006
Cost of revenue	$116
Marketing and sales	483
Research and development	111
General and administrative	695

Reduction in income before provision for income tax	1,405
Income tax effect using the current period effective tax rate	(631)

Increase in net loss	$774

Increase in net loss per share	$0.04

As of December 31, 2006, unrecognized compensation related to the unvested portion of the Company’s stock options and other stock awards was approximately $7.1 million, which is expected to be recognized over a weighted average period of 6.6 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

SFAS 123R requires the Company to present proforma information for the comparative periods prior to the adoption of as if the Company had accounted for all share-based compensation under the fair value method of the original SFAS 123. Had compensation expense for the Company’s employee stock option awards been determined based on the fair value method at the grant dates using the Black-Scholes option pricing model consistent with the fair value method of SFAS No. 123, the Company would have recorded additional compensation expense and its net income (loss) and earnings (loss) per share would have been equal to the pro forma amounts presented in the following table (in thousands, except per share):

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$6,152	$(2,407)
Add: Stock based compensation included in reported results, net of related tax effects	—	367
Less: Compensation expense for stock options determined under the fair value method, net of related tax effects	(1,913)	(1,326)

Pro forma net income (loss)	$4,239	$(3,366)

Basic earnings (loss) per share:
As reported	$0.35	$(0.14)

Pro forma	$0.24	$(0.20)

Diluted earnings (loss) per share:
As reported	$0.33	$(0.14)

Pro forma	$0.23	$(0.20)

Stock Option Plans

In July 2000, the Board of Directors of the Company adopted the 2000 Stock Option Plan (the “2000 Plan”) to be effective upon the closing of the Company’s initial public offering and reserved 1,500,000 shares of common stock for issuance thereunder. Each year beginning January 1, 2002, the aggregate number of shares reserved for issuance under the 2000 Plan will automatically increase by the lesser of (i) 1,500,000 shares, (ii) 7% of the shares of common stock outstanding at the end of the preceding year, or (iii) an amount determined by the Board of Directors. In March 2005 and June 2005, respectively, the Board of Directors and the stockholders of the Company approved the Amended and Restated 2000 Stock Awards Plan (the “Restated Plan”). The Restated Plan was amended to broaden the types of equity awards available for grant thereunder. In particular, the Restated Plan now allows for the grant of restricted stock awards, stock bonuses, stock appreciation rights and restricted stock units. On January 1, 2007, the number of shares reserved for issuance under the Restated Plan increased by 1,497,376 shares. The Restated Plan provides for the granting of: (i) incentive stock options to employees, and (ii) nonqualified stock options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units to employees, directors and consultants.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

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

In July 2000, the Company adopted the 2000 Director Stock Option Plan (the “Director Plan”) to be effective upon the closing of the Company’s initial public offering. The Director Plan provides for an initial grant to new nonemployee directors of options to purchase 30,000 shares of common stock. Subsequent to the initial grants, each nonemployee director is granted options to purchase 10,000 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the Director has served on the Board of Directors for six months. In June 2006, the Board of Directors amended the Directors Plan to reduce the number of shares granted to nonemployee directors upon their appointment to the Board from 30,000 shares to 22,500 shares and to reduce the annual option grants awarded under the Director Plan from 10,000 shares to 7,500 shares. In addition, the Board reduced the term of all options granted under the Director Plan from 10 years to six years. The amendments did not require stockholder approval. The Company reserved a total of 400,000 shares of common stock for issuance under the Director Plan, plus an annual increase to be added on the first day of the Company’s fiscal year beginning on January 1, 2002 equal to the lesser of (i) 100,000 shares, (ii) 0.5% of the shares of common stock outstanding on the last day of the preceding fiscal year, or (iii) an amount determined by the Board of Directors. On January 1, 2007, the number of shares reserved for issuance under the Director Plan increased by 100,000 shares.

Stock Option Activity

Stock option activity under the Company’s stock awards plans for the year ended December 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2003 (981,681 shares exercisable at a weighted average exercise price of $3.78 per share)	2,332,319	$4.32
Granted (weighted average fair value of $1.69 per share)	1,439,950	$4.71
Exercised	(608,548)	$3.39
Cancelled	(391,647)	$5.96

Outstanding, December 31, 2004 (1,258,179 shares exercisable at a weighted average exercise price of $4.51 per share)	2,772,074	$4.52
Granted (weighted average fair value of $3.92 per share)	606,250	$10.03
Exercised	(618,921)	$4.13
Cancelled	(84,348)	$5.32

Outstanding, December 31, 2005 (1,249,337 shares exercisable at a weighted average exercise price of $5.01 per share)	2,675,055	$5.81
Granted (weighted average fair value of $5.22 per share)	554,000	$12.66
Exercised	(275,543)	$4.90
Cancelled	(52,497)	$9.98

Outstanding, December 31, 2006 (1,694,564 shares exercisable at a weighted average exercise price of $5.77 per share)	2,910,015	$7.11

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/06	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/06	Weighted Average Exercise Price
$ 1.50 – $ 3.50	373,701	$3.08	4.5	368,702	$3.07
$ 3.51 – $ 3.84	60,000	$3.75	6.2	56,667	$3.74
$ 3.85 – $ 4.07	465,000	$4.07	7.3	231,667	$4.07
$ 4.08 – $ 4.51	418,688	$4.44	6.9	308,043	$4.42
$ 4.52 – $ 6.25	349,041	$5.68	5.5	310,706	$5.69
$ 6.26 – $10.00	142,621	$7.60	7.8	71,007	$7.68
$10.01 – $10.03	493,217	$10.03	8.4	209,290	$10.03
$10.04 – $11.00	61,074	$10.95	6.7	38,804	$10.98
$11.01 – $11.32	358,485	$11.32	5.5	57,985	$11.32
$11.33 – $20.55	188,188	$15.08	8.1	41,693	$15.25

$ 0.25 – $18.09	2,910,015	$7.11	6.7	1,694,564	$5.77

The aggregate intrinsic value in the above table represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on December 31, 2006. The total intrinsic value of options exercised in the year ended December 31, 2006, 2005, and 2004 was $3.5 million, $7.0 million, and $1.3 million, respectively. The weighted average grant date fair value of options granted in the years ended December 31, 2006 and 2005 was $12.66 and $10.03 per option, respectively.

As of December 31, 2006, there were:

2,572,613 options vested and expected to vest with a weighted average exercise price of $6.70, an intrinsic value of $25.5 million, and a weighted average remaining contractual term of 6.6 years; and

694,564 options exercisable with a weighted average exercise price of $5.77, an intrinsic value of $18.4 million, and a weighted average remaining contractual term of 6.3 years.

Cash received from option exercises for the years ended December 31, 2006 and 2005 was $1.3 million and $2.6 million, respectively.

Black-Scholes Inputs

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected life in years—Stock options	5.2	2.4	2.4
Risk free interest rate—Stock options	4.8%	3.9%	2.7%
Expected volatility	37%	36%	59%
Dividend yield	None	None	None

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

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

Share-based compensation expense associated with options is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used a pre-vesting forfeiture rate of 20% in the calculation of share-based compensation expense for the twelve months ended December 31, 2006, based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Prior to June 2006 the Board of Directors of the Company approved grants of options that had a term of 10 years. In June 2006 the Board of Directors determined that future grants of options, including options granted to employees and directors on or after June 15, 2006, will have a term of six years. As of December 31, 2006, this change in policy has had an immaterial impact upon the Black-Scholes input for expected term; however, the Company expects that over time this new policy will have the effect of reducing the input for expected term, which will reduce the fair value of future options calculated under the Black-Scholes method.

Restricted Stock Activity

The following table summarizes the activity for restricted stock awards during the year ended December 31, 2006.

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	—	—
Forfeited	—	—
Vested	—	—
Granted	66,344	$11.59

Unvested at December 31, 2006	66,344	$11.59

The weighted average remaining contractual life for unvested restricted stock awards and units at December 31, 2006 was 3.7 years. No restricted stock awards vested during the year ended December 31, 2006.

Employee Stock Purchase Plan

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

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

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of the Company’s stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. During the three and twelve months ended December 31, 2006, the Company recorded $16,000 and $68,000, respectively, of compensation expense associated with the ESPP.

Cash received from purchases under the ESPP for the years ended December 31, 2006 and 2005 was approximately $382,000 and $474,000, respectively.

12—RESTRUCTURING RESERVE

On January 9, 2006, the Company initiated an integration plan (the “Plan”) related to the acquisition of Bio-logic. Under the Plan, the Company reduced the size of its combined workforce by approximately 23 employees, representing 10% of the workforce of the Company. Under the Plan, the Company seeks to eliminate redundant costs resulting from the acquisition of Bio-logic and improve efficiencies in operations. A majority of notifications to employees was completed during the week of January 9, 2006, and substantially all of the staff reductions were completed by December 31, 2006.

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
Year ended December 31, 2006
Employee termination benefits	$—	$2,827	$(2,755)	$72
Other	—	100	—	100

Totals	$—	$2,927	$(2,755)	$172

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

In June 2004, the Company recorded a restructuring charge of approximately $776,000 relating to an operating cost reduction plan that resulted in an immediate reduction of 25 employees and the accrual of associated employee termination-related benefits of $629,000, primarily for severance compensation and salary continuation. The remainder of the charge was associated with the liquidation of the Company’s subsidiary in Japan, which was competed in 2005.

The Company does not expect to incur any additional costs under these plans and expects to complete all restructuring activities during 2007.

13—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of, (in thousands).

	Years Ended December 31,
	2006	2005	2004
Investment income	$750	$1,189	$454
Interest expense	(589)	—	(3)
Foreign currency exchange loss	(22)	—	—
Other	86	39	(141)

Total other income (expense), net	$225	$1,228	$310

14—INCOME TAXES

The components of the Company’s income tax expense for the years ended December 31, 2006, 2005, and 2004 consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current
U.S. Federal	$472	$83	$—
U.S. State and local	391	36	29
Non-U.S.	862	485	268

Total current tax expense	1,725	604	297

Deferred
U.S. Federal	2,209	—	—
U.S. State and local	312	—	—
Non-U.S.	(196)	(95)	—

Total deferred tax (benefit)	2,325	(95)	—

Total income tax expense	$4,050	$509	$297

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$4,220	$7,351
Credit carryforwards	2,479	1,176
Accruals deductible in different periods	2,326	729
Basis difference in fixed and intangible assets	1,034	523
Employee benefits	381	139

Total net deferred tax assets	10,440	9,918
Valuation allowance	(119)	(9,918)

Total deferred tax assets	$10,321	$—

Deferred tax liabilities:
Foreign earnings to be repatriated	$(369)	—
Basis difference in fixed and intangible assets	(10,056)	$(734)

Total net deferred tax liabilities	$(10,425)	$(734)

The Company’s amount of income tax recorded differs from the amount using the federal statutory rate of 35%, 34% and 35%, for 2006, 2005, and 2004 respectively are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Federal statutory tax expense (benefit)	$3,158	$2,257	$(739)
State tax expense (benefit)	567	270	(121)
Difference in US and foreign rates	(110)	22	356
Stock compensation expense on incentive stock options	296	—	149
Valuation allowance	—	(2,167)	380
Acquired in process research and development	—	—	191
Other	139	127	81

Total expense	$4,050	$509	$297

At December 31, 2006 the Company had total federal and state net operating loss carryforwards of approximately $11.2 million and $3.2 million, respectively, available to reduce future taxable income. The federal net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2008 through 2025, and the state net operating loss carryforwards expire through 2015 (although it is expected that all available losses will be utilized before they expire). At December 31, 2006 the Company had R&D credit carryforwards available of approximately $881,000 for federal tax purposes that expire through 2023 and $587,000 for California purposes of which a portion will expire through 2009. Moreover, the Company has federal AMT credits of $426,000.

The extent to which the federal and California operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $119,000 and $9.9 million were recorded during the years ended December 31, 2006 and 2005 respectively.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2006 we recorded approximately $351,000 of additional paid in capital related to exercises of non-qualified stock options by employees.

Aside from our operations in Israel, the Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2006 because such earnings are intended to be reinvested indefinitely.

15—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. Employer matching contributions were $160,970 and $72,000, respectively, in the years ended December 31, 2006 and 2005. There were no employer matching contributions in 2004. Employer contributions vest ratably over two years from date of employment.

16—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment in which it provides healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care, including jaundice, brain injury, and metabolic testing. Natus develops, manufactures, and markets advanced neurodiagnostic and newborn care products to healthcare professionals in over 80 countries. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

The following is revenue and long-lived asset information by geographic region (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenue:
United States	$64,019	$27,494	$26,537
Foreign countries	25,896	15,551	9,969

	$89,915	$43,045	$36,506

Long-lived assets:
United States	$58,278	$5,988	$6,681
Foreign countries	11,127	6,138	5,189

	$69,405	$12,126	$11,870

Long-lived assets include property and equipment (net), intangible assets and goodwill. During the years ended December 31, 2006, 2005 and 2004, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue. During the year ended December 31, 2006, revenue from the Neometrics product line contributed to less than 5% of revenue.

During the years ended December 31, 2006, 2005 and 2004, respectively, revenue from devices and systems was $51.6 million, $19.4 million and $14.1 million, while revenue from supplies and services was $36.9 million, $23.2 million and $22.1 million.

17—PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

During 2006 the Company recorded $9.8 million of purchased in-process research and development expenses in connection with two separate business combinations. The in-process research and development expenses were accounted for pursuant to SFAS No. 141, Business Combinations and FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

Bio-logic

The Company recorded $5.9 million of acquired in-process research and development expenses in connection with the acquisition of Bio-logic. The portion of the Bio-logic purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date. This charge is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 as a separate component of operating expense.

The acquired in-process research and development represents a development project for an ambulatory recorder/amplifier for the Bio-logic Ceegraph and Sleepscan systems. At the date of the acquisition there was a significant risk associated with the technological viability of the device. Failure to bring this product to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on this new technology. The development project is ongoing and activity with respect to the project is not material to the Company’s research and development expenses.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

Olympic

The Company recorded $3.9 million of acquired in-process research and development expenses in connection with the acquisition of Olympic Medical. The portion of the Olympic purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The product in question required approval by the FDA through the premarket process, and there was significant risk that the device would not be approved. Accordingly, the value of the product was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 as a separate component of operating expense.

The purchased in-process research and development represents a development project that had been ongoing for seven years at the time of the acquisition. Olympic developed a medical device that can used to treat infants born with moderate to severe hypoxic ischemic encephalopathy (“HIE”). The device uses selective head cooling to reduce the core temperature of the newborn’s brain by approximately four degrees centigrade in a controlled manner for 72 hours. Results of the clinical trial for the Coo-Cap validated the benefit of direct brain cooling in reducing the severity of brain injury resulting from newborn HIE.

The FDA approved the Cool-Cap device in December 2006. The Olympic Cool-Cap is now the only FDA approved device for administering brain cooling as a treatment for HIE. Development of the device is substantially complete and the Company expects to market the product in 2007.

18—CREDIT FACILITY

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

Concurrent with executing the Revolving Credit Facility the Company transferred the outstanding balance of an existing term credit facility to the Revolving Credit Facility. The Company repaid the outstanding balance

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

of the Revolving Credit Facility later in November 2006. At December 31, 2006, no amount was outstanding on the Revolving Credit Facility.

19—COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into noncancelable operating leases for its facilities located in the U.S. through June 2010. Minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2007	$893
2008	830
2009	853
2010	606
Thereafter	350

Total minimum lease payments	$3,532

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $634,000, $844,000, and $902,000 in 2006, 2005 and 2004, respectively.

Purchase Commitments

The Company had various firm purchase commitments for inventory totaling $9.4 million at December 31, 2006.

Indemnifications

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2006.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.1	Common Stock Purchase Agreement dated August 17, 2006 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	08/18/2006

2.1	Agreement and Plan of Merger dated October 16, 2005, by and among Natus Medical Incorporated, Bio-logic Systems Corp. and Summer Acquisition Corporation	8-K	10.1	000-33001	10/19/2005

2.2	Stock Purchase Agreement dated as of October 16, 2006 by and between Natus Medical Incorporated and Jay A. Jones and Mary J. Jones as Husband and Wife	8-K	2.01	000-33001	10/19/2006

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	S-1	3.2	333-44138	08/18/2000

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.4	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.3	000-33001	08/09/2006

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	Patent License Agreement dated June 30, 1998 between Natus Medical Incorporated and The Leland Stanford Junior University	S-1	10.7	333-44138	08/18/2000

10.7	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.9	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.10	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.11*	Memorandum of Understanding dated December 7, 2000 between Natus Medical Incorporated and The Ludlow Company LP	S-1	10.14	333-44138	08/18/2000

10.12	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.12.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.23	Employment Agreement dated as of November 18, 2002 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.23	000-33001	03/27/2003

10.24*	Transition Agreement and Release dated January 30, 2004 between Natus Medical Incorporated and Tim C. Johnson	10-K	10.26	000-33001	04/08/2004

10.25	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.24	000-33001	03/27/2003

10.26	Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 12, 2004	10-Q	10.28	000-33001	05/13/2004

10.27	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers	8-K	10.1	000-33001	12/20/2006

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.30	Credit Agreement dated as of November 8, 2006 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	11/09/2006

10.31	Revolving Line of Credit Note dated November 8, 2006 in the principal amount of $15,000,000 in favor of Wells Fargo Bank, National Association	10-Q	10.2	000-33001	11/09/2006

10.32	Security Agreement dated as of November 8, 2006 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	10-Q	10.3	000-33001	11/09/2006

21.1	Significant Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 54)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this agreement have been omitted pursuant to a request for confidential treatment and the omitted portions have been filed with the Securities and Exchange Commission.