Form 10-Q
period 2007-03-31
NATUS MEDICAL INC
filed 2007-05-10
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 07, 2007, was 21,573,847.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,784	$15,392
Accounts receivable, net of allowance for doubtful accounts of $491 and $552	19,690	20,347
Inventories	13,421	11,743
Prepaid expenses and other current assets	2,271	1,874
Deferred income taxes	2,240	2,240

Total current assets	54,406	51,596

Property and equipment, net	8,452	7,897
Intangible assets	36,610	37,297
Goodwill	26,600	25,790
Other non-current assets	66	1,583

Total assets	$126,134	$124,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,933	$8,236
Accrued liabilities	8,864	10,470
Deferred revenue	2,170	2,087

Total current liabilities	18,967	20,793

Deferred income taxes	3,236	2,344
Other non-current liabilities	1,051	—

Total liabilities	23,254	23,137

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 21,520,373 and 21,391,091	134,577	133,071
Accumulated deficit	(31,075)	(31,677)
Accumulated other comprehensive income (loss)	(622)	(368)

Total stockholders’ equity	102,880	101,026

Total liabilities and stockholders’ equity	$126,134	$124,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue	$27,050	$19,383
Cost of revenue	10,175	7,294

Gross profit	16,875	12,089

Operating expenses:
Marketing and selling	6,496	5,161
Research and development	3,824	2,490
General and administrative	4,108	2,155
Acquired in-process research and development	—	5,900

Total operating expenses	14,428	15,706

Income (loss) from operations	2,447	(3,617)
Other income (expense), net	241	(113)

Income (loss) before provision for income tax	2,688	(3,730)
Provision for income tax	1,169	949

Net income (loss)	$1,519	$(4,679)

Earnings (loss) per share:
Basic	$0.07	$(0.25)

Diluted	$0.07	$(0.25)

Weighted average shares used in the calculation of net income (loss) per share
Basic	21,466	18,485
Diluted	22,734	18,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$1,519	$(4,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	5,900
Depreciation and amortization	1,168	1,003
Accounts receivable reserves	25	28
Inventory reserves	207	96
Warranty reserves	56	226
Share-based compensation	375	357
Excess tax benefits on the exercise of options	(611)	(670)
Changes in operating assets and liabilities:
Accounts receivable	632	(270)
Inventories	(1,884)	(1,833)
Prepaid expenses and other current assets	1,119	371
Accounts payable	(303)	1,455
Accrued liabilities and deferred revenue	(751)	(3,049)

Net cash provided by (used in) operating activities	1,552	(1,065)

Investing activities:
Acquisition of property and equipment	(1,037)	(661)
Acquisition of business, net of cash acquired	—	(51,580)
Deposits and other assets	—	523
Sales of short-term investments	—	12,165

Net cash used in investing activities	(1,037)	(39,553)

Financing activities:
Proceeds from stock option exercises and ESPP	520	680
Excess tax benefits upon the exercise of options	611	670
Borrowing on credit facility	—	10,000
Payments on borrowings	—	(625)

Net cash provided by financing activities	1,131	10,725

Exchange rate effect on cash and cash equivalents	(254)	(153)

Net increase (decrease) in cash and cash equivalents	1,392	(30,046)
Cash and cash equivalents, beginning of period	15,392	40,046

Cash and cash equivalents, end of period	$16,784	$10,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$165

Cash paid for income taxes	$621	$342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1-	Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). Except as updated below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. A reclassifications has been made to the prior period condensed consolidated statement of cash flows to properly reflect the impact on cash flows from operating activities and financing activities of excess tax benefits on the exercise of options.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; intercompany transactions have been eliminated in consolidation.

Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$1,519	$(4,679)
Unrealized gain on available-for-sale securities	—	2
Foreign currency translation adjustment	(254)	(153)

Comprehensive income (loss)	$1,265	$(4,830)

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended March 31,
	2007	2006
Beginning balance	$101,026	$68,965
Net income (loss)	1,519	(4,679)
Proceeds from stock option exercises and ESPP	520	680
Share-based compensation expense	375	357
Excess tax benefits on the exercise of options	611	670
Adoption of FIN No. 48	(917)	—
Comprehensive income (loss)	(254)	(151)

Ending balance	$102,880	$65,842

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs.

If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We have not determined whether we will adopt the provisions of SFAS 159 nor have we determined the impact on our consolidated financial statements if we were to adopt SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We believe it is unlikely that SFAS 157 will have an impact on our consolidated financial statements because we do not deal in transactions requiring complex fair value measurements.

Recently Adopted Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48, establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 on January 1, 2007. For additional information about the adoption of FIN No. 48, refer to Note 9 – Income Taxes.

In March 2006, FASB Emerging Issues Task Force (“EITF”) issued EITF 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, and as such, EITF 06-03 had no impact on our method for recording sales taxes in the consolidated financial statements.

2-	Business Combinations

Olympic – The Company acquired privately held Olympic Medical Corp. in October 2006, for $16.9 million cash, including direct costs of the acquisition. In addition the Company assumed and immediately paid $2.7 million of Olympic Medical obligations associated with the acquisition. Olympic Medical, based in Seattle, Washington, develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurological function of newborns. The Company is obligated to make future payments pursuant to earnout provisions of the purchase agreement of up to $3.1 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap System. During the three months ended March 31, 2007, the Company recorded $120,000 of additional purchase consideration pursuant to the earnout provision that was recorded as an increase to goodwill.

During the three months ended March 31, 2007, the Company made a $100,000 adjustment to the preliminary purchase price allocation to recognize accrued expenses that were not properly valued as of the purchase date. The adjustment resulted in an offsetting increase in goodwill.

Deltamed – The Company purchased all the common stock of privately held Deltamed S.A. headquartered in Paris, France, and its wholly owned subsidiaries, Raciar-Alvar, located in Bordeaux, France, and IT-Med, located near Frankfurt, Germany (collectively “Deltamed”) in September 2006 for approximately $4.1 million cash including direct costs of the acquisition. Deltamed is a European manufacturer of medical devices used in the detection of neurological dysfunction, epilepsy, and sleep disorders through the use of electroencephalograph (“EEG”) and polysomnography (“PSG”) technologies. The acquisition adds to the Company’s international growth opportunities by broadening its product offerings and leveraging its distribution organization.

Valuing certain components of the Olympic and Deltamed acquisitions, including primarily inventory valuation, deferred taxes, and accrued expenses, required the Company to make estimates that may be adjusted in the future; consequently the purchase price allocations are considered preliminary. Final determination of these estimates as of the purchase dates could result in adjustments to the preliminary purchase price allocations, with offsetting adjustments to Goodwill.

Nascor – The Company completed the purchase of certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. (the “Nascor” assets) in September 2006 for $953,000 cash including direct costs of the acquisition. In addition, the Company is obligated to make future payments pursuant to earnout provisions of the purchase agreement of up to $675,000 over a three-year period based primarily on the achievement of certain revenue targets. The Company previously distributed certain Nascor products in the United States and certain other countries. This acquisition provides the Company with worldwide distribution rights and is expected to improve its margins.

Bio-logic – The Company acquired Bio-logic Systems Corp. (“Bio-logic”) in January 2006 for $69.3 million cash including direct costs of the acquisition. The Company made this acquisition to supplement its hearing screening business with the addition of Bio-logic’s diagnostic hearing products as well as to open up new market opportunities in the areas of EEG diagnosis and monitoring of neurological dysfunction and sleep disorders.

During the three months ended March 31, 2007, the Company recorded an increase to goodwill of $503,000 associated with a reduction in deferred tax assets as of the acquisition date related to the Company’s research and development tax credit carryforwards, as more fully described in Note 9 – Income Taxes.

Fischer-Zoth – The Company purchased all the common stock of privately held Fischer-Zoth Diagnosesysteme GmbH and affiliated entities (Fischer-Zoth), as well as intangible assets held individually by the owners of Fischer-Zoth in September 2004 for $5.7 million cash including direct costs of the acquisition. Fischer-Zoth is a manufacturer of otoacoustic emissions (OAE) products used to detect hearing impairment in newborns through adults. The acquisition added to the Company’s growth opportunities by broadening its product offerings in hearing screening and supporting expansion into new markets. The Company is obligated to make future payments pursuant to earnout provisions of the purchase agreement over a three-year period based primarily on the purchased entities achieving certain performance objectives.

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s business combinations for the three months ended March 31, 2007 and 2006 was $687,000 and $566,000, respectively.

3-	Basic and Diluted Net Income (Loss) Per Common Share

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three months ended March 31, 2007, common stock equivalents of 1,268,289 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the three months ended March 31, 2007, common stock equivalents of 31,750 shares were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the period.

4-	Inventories

Inventories consisted of (in thousands):

	March 31, 2007	December 31, 2006
Raw materials and subassemblies	$9,698	$7,246
Finished goods	3,723	4,497

Total	$13,421	$11,743

5-	Property and Equipment

Property and equipment consisted of (in thousands):

	March 31, 2007	December 31, 2006
Land	$900	$900
Building	2,200	2,200
Leasehold improvements	855	828
Office furniture and equipment	4,211	3,942
Computer software and hardware	3,471	3,022
Demonstration and loaned equipment	3,610	3,289

	15,247	14,181
Accumulated depreciation	(6,795)	(6,284)

Total	$8,452	$7,897

Depreciation and amortization of property and equipment for the three months ended March 31, 2007 and 2006 was $481,000 and $437,000, respectively.

6-	Reserve For Product Warranties

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

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where the Company does not have historical experience to determine expected warranty cost, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. The reserve is reduced as warranty costs are incurred.

Activity in the warranty reserve during the three months ended March 31, 2007 and 2006 consisted of (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance—beginning of period	$877	$554
Warranty accrued for the period	56	226
Repairs for the period	(116)	(34)

Balance—end of period	$817	$746

7-	Share-Based Compensation

At March 31, 2007, the Company has two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Stock Option Plan, and one employee stock purchase plan. The terms of awards granted during the three months ended March 31, 2007 and the Company’s methods for determining grant-date fair value of the awards were consistent with those described in our December 31, 2006 annual consolidated financial statements. Following is a recap of activity in our stock option plans during the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,910,015	$7.11
Granted	32,500	16.69
Exercised	(129,282)	3.97
Forfeitures	(27,376)	13.67

Outstanding, end of period	2,785,857	$7.31	6.48	$28,897

Exercisable, end of period	1,735,736	$6.06	6.27	$20,172

During the three months ended March 31, 2007 the intrinsic value of options exercised amounted to $1.5 million.

Share-based compensation expense was recognized as follows, (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of revenue	$33	$23
Marketing and sales	88	157
Research and development	35	40
General and administrative	219	137

Total	$375	$357

During the three months ended March 31, 2007 the Company granted 3,350 shares of restricted stock with a weighted average value of $17.68 per share that vest 50% upon the second anniversary of the grant and 25% upon each of the following two anniversaries.

8-	Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2007	2006
Investment income	$186	$169
Interest expense	—	(165)
Foreign currency exchange gain (loss)	14	(128)
Other	41	11

Total other income (expense), net	$241	$(113)

9-	Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $1.2 million for the quarter ended March 31, 2007, compared to a provision of $949,000 for the same period in 2006. Our effective tax rates for the quarters ended March 31, 2007 and 2006 were 43.5% and 43.7%, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance is not provided for the majority of the Company’s deferred tax assets, as the Company believes that it is more likely than not that those deferred tax assets will be fully realized.

During the three months ended March 31, 2007, the Company performed a formal study of its research and development credit carryforwards and determined that the credit carryforwards were overstated by approximately $503,000 as of December 31, 2005. During the three months ended March 31, 2007, the Company recorded an adjustment to reduce deferred tax assets by $503,000 offset by an increase in goodwill associated with the acquisition of Bio-logic. At March 31, 2007, the Company’s deferred tax assets and liabilities consist of net current deferred tax assets of $2.2 million and net non-current deferred tax liabilities of $3.2 million.

Uncertain Tax Positions

The Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, Accounting for Income Taxes, of a position taken in a tax return. Prior to adopting FIN No. 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN No. 48 is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN No. 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

The initial application of FIN No. 48 resulted in a reversal of existing reserves accrued under SFAS No. 5, Contingencies, of $523,000. The total amount of uncertain tax positions recorded on January 1, 2007 was $1.4 million, exclusive of interest and penalties of $177,000. Interest and penalties associated with uncertain tax positions are reported as a component of income tax expense. If all of our uncertain tax positions were sustained in our favor, we would recognize an aggregate tax benefit of $1.4 million in the future periods in which the positions were sustained.

During the three months ended March 31, 2007, the liability related to uncertain tax positions had not changed significantly from the January 1, 2007 accrual. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate.

Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

10-	Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenue:
United States	$18,509	$13,972
Foreign Countries	8,541	5,411

Totals	$27,050	$19,383

	March 31, 2007	December 31, 2006
Long-lived assets:
United States	$60,011	$58,278
Foreign Countries	11,651	11,127

Totals	$71,662	$69,405

Long-lived assets include property and equipment (net), intangible assets, and goodwill. During the three months ended March 31, 2007, no single customer or foreign country contributed to more than 10% of revenue.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2007 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2007;

•

Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of the Company’s financial condition and results of operations and that require significant estimates, assumptions, and judgments;

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

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K:

•	Newborn Hearing Screening

•	Diagnostic Hearing Assessment

•	Monitoring Systems for Neurology (Electroencephalograph or “EEG”)

•	Diagnostic Sleep Analysis (Polysomnography or “PSG”)

•	Newborn Care, including treatment for Brain Injury and Jaundice

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 10– Segment, Customer and Geographic Information of our consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three months ended March 31, 2007 and 2006 is as follows:

Three months ended,	Devices and Systems	Supplies and Services	Freight	Total
March 31, 2007	58%	40%	2%	100%
March 31, 2006	55%	43%	2%	100%

Sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue in all periods presented.

We sell our products through a direct sales force in the United States (“U.S.”), and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 32% of our revenue during the three months ended March 31, 2007 and 28% of our revenue during the same period in 2006. The increase in international sales as a percent of total sales in the 2007 period, as compared to 2006, was primarily attributable to our acquisition of Deltamed, as all of their sales are in international markets. We anticipate that international revenue will increase as a percent of revenue in the future.

2007 First Quarter Overview

Natus recognized $27.1 million of revenue during the three months ended March 31, 2007, an increase of 40% or $7.7 million, from $19.4 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 58% to $8.5 million for the 2007 period, compared with $5.4 million in the first quarter 2006.

Our gross profit was 62.4% for both the 2007 and 2006 first quarter periods. Total operating expenses in the first quarter 2006 were $15.7 million including a charge for in-process research and development (“IPR&D”) of $5.9 million. Total operating expenses in the first quarter 2006 for expenses other than the IPR&D charge were $9.8 million. Total operating expenses in the first quarter 2007 were $14.4 million, representing an increase of $4.6 million from the aggregate of the 2006 period operating expenses other than the IPR&D charge.

We reported net income of $1.5 million in the first quarter 2007, compared to a net loss of $4.7 million reported in the first quarter 2006.

During the first quarter 2007 we began marketing the Olympic Cool-Cap, a Class III medical device. The Cool-Cap system, which is the only FDA-approved device for the treatment of hypoxic ischemic encephalopathy (“HIE”) in term newborns, provides selective head cooling to prevent or reduce the severity of neurologic injury associated with HIE.

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

•	Revenue recognition

•	Allowance for doubtful accounts

•	Inventory is carried at the lower of cost or market value

•	Carrying value of intangible assets

•	Liability for product warranties

•	Share-based compensation

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2007.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
Cost of revenue	37.6	37.6

Gross profit	62.4	62.4

Operating expenses:
Marketing and selling	24.0	26.6
Research and development	14.2	12.9
General and administrative	15.2	11.1
Acquired in-process research and development	—	30.4

Total operating expenses	53.4	81.0

Income (loss) from operations	9.0	(18.6)
Other income (expense), net	.9	(0.6)

Income (loss) before provision for income taxes	9.9	(19.2)
Income tax provision	4.3	4.9

Net income (loss)	5.6%	(24.1)%

Three Months Ended March 31, 2007 and 2006

We completed the acquisitions of Deltamed in September 2006 and Olympic Medical in October 2006. Where significant, we have noted the impact of these acquisitions on our results of operations for the three months ended March 31, 2007, as compared to the same period in 2006.

Revenue increased $7.7 million, or 40%, to $27.1 million in the three months ended March 31, 2007, from $19.4 million in the same period in 2006. Olympic and Deltamed contributed to $7.2 million of the increase.

Revenue from devices and systems increased $5.2 million, or 48%, to $15.9 million in 2007 from $10.7 million in 2006. Olympic and Deltamed contributed to $5.5 million of devices and systems revenue in 2007. An increase in revenue from the Company’s ALGO and Echo Screen devices of $623,000 was offset by a $1.0 million decrease in revenue from Bio-logic’s EEG and PSG product lines that was partly attributable to the timing of the acquisition of Bio-logic on January 5, 2006.

Revenue from supplies and services increased $2.4 million, or 29%, to $10.8 million in 2007, from $8.4 million in 2005. Olympic and Deltamed contributed to $1.5 million of the increase; additionally, revenue from disposable supplies used with the Company’s newborn hearing screening devices increasing by $588,000, or 11%, to $5.7 million. Revenue from services increased 25% to $1.5 million.

Revenue from sales outside the U.S. was $8.5 million for the three months ended March 31, 2007, up $3.1 million, or 58%, from $5.4 million for the same period in 2006. Olympic and Deltamed contributed to $2.4 million of the increase while sales of disposable supplies for hearing screening increased 49% to $1.8 million. These increases were offset by a decrease in revenue from the Bio-logic diagnostic hearing product line.

Cost of revenue increased $2.9 million, or 40%, to $10.2 million in the three months ended March 31, 2007, from $7.3 million in 2006. Gross profit increased $4.8 million, or 40%, to $16.9 million in 2007 from $12.1 million in 2006. Gross profit as a percentage of revenue was 62.4% in both the 2007 and 2006 first quarter periods.

Total operating costs decreased by $1.3 million to $14.4 million in the three months ended March 31, 2007, compared to $15.7 million in the same period in 2006. Operating costs in the first quarter of 2006 included a $5.9 million charge for in-process research and development associated with the acquisition of Bio-logic. Total operating expense for the first quarter of 2006 other than the IPR&D charge were $9.8 million, and operating costs in 2007 exceeded the 2006 amount by $4.6 million. The operations of Olympic and Deltamed contributed to $2.7 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in outside consulting costs of approximately $1.1 million and employee compensation of approximately $700,000.

Marketing and selling expenses increased $1.3 million, or 26%, to $6.5 million in the three months ended March 31, 2007 from $5.2 million in the same period in 2006. Olympic and Deltamed contributed to approximately $900,000 of the increase, with the remainder coming primarily from increases in sales compensation resulting from higher sales.

Our research and development expenses increased $1.3 million, or 54%, to $3.8 million in the three months ended March 31, 2007 from $2.5 million in the same period in 2006. Olympic and Deltamed contributed to $768,000 of the increase, while outside consulting costs associated primarily with the development of our Bio-logic neurology and Natus ALGO product lines increased by $446,000.

General and administrative expenses increased $2.0 million, or 91%, to $4.1 million in the three months ended March 31, 2007 from $2.2 million in the same period in 2006. Olympic and Deltamed contributed to $1.0 million of the increase. Outside consulting costs associated with improvements to our information technology infrastructure, tax planning and compliance, and accruals for auditing fees for 2007 increased by approximately $600,000, while compensation costs increased by approximately $300,000.

During the three months ended March 31, 2006, the Company recorded a $5.9 million charge for in-process research and development associated with our acquisition of Bio-logic. There was no such charge in 2007.

Other income (expense), net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $241,000 in the three months ended March 31, 2007, compared to a net other expense of ($113,000) in the same period in 2006. The increase in our other income resulted primarily from a decrease in interest expense related to a note payable that was paid off in November 2006.

We recorded income tax expense of $1.2 million in the three months ended March 31, 2007, compared to $949,000 in the first quarter 2006. Our effective tax rate in 2007 was 43.5%. Our effective rate in the 2006 period, taking into account the $5.9 million IPR&D charge which was deemed to be on an after-tax basis, was 43.7%. Our effective tax rate for the full year 2006 was 44.9%. The decrease in our effective tax rate was primarily because the Company ceased granting incentive stock options in 2006 and started granting non-qualified stock options exclusively, as incentive stock options have the impact of increasing our effective tax rate.

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

As of March 31, 2007, we had cash and cash equivalents of $16.8 million, stockholders’ equity of $102.9 million, and working capital of $35.4 million, compared with cash and cash equivalents of $15.4 million, stockholders’ equity of $101.0 million, and working capital of $30.8 million as of December 31, 2006.

We believe that our current cash and cash equivalents balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed three acquisitions in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We currently have a revolving credit facility with Wells Fargo Bank, pursuant to which Wells Fargo has committed to advance to us a maximum of $15 million. This commitment is evidenced by a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), a credit commitment note in favor of Wells Fargo, and a security agreement in favor of Wells Fargo. At March 31, 2007 there was no outstanding borrowing under the facility.

Cash provided by operations increased by $2.6 million for the three months ended March 31, 2007 to $1.6 million, compared to cash used in operations of $1.1 million for the same period in 2006. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, purchased in-process research and development, and stock based compensation, was approximately $2.7 million in the 2007 period, compared to $2.3 million in 2006. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $1.2 million in the 2007 period compared to an outflow of $3.3 million in 2006.

We used cash for investing purposes of $1.0 million for the three months ended March 3,1 2007, compared to $39.6 million in the same period in 2006. Excluding purchases and sales of short-term investments, we used $51.7 million of cash for investing purpose in the 2006 period. The decrease in the 2007 period is primarily because we acquired Bio-logic in the 2006 period for $51.6 million, net of cash acquired, and we did not have any acquisitions in the 2007 period. We used $1.0 million of cash in the 2007 period to acquire property and equipment, including $410,000 of demonstration equipment used by our sales personnel.

Cash provided by financing activities was $520,000 in the three months ended March 31, 2007, compared to $10.1 million in the same period in 2006. In the 2006 period, we borrowed $10 million on a senior secured credit facility with Wells Fargo Bank related to our acquisition of Bio-logic; we had not such borrowing in the 2007 period. We raised cash through sales of our stock pursuant to our stock option plans and our employee stock purchase plan, in the amount of $520,000 and $680,000 in the three months ended March 31, 2007 and 2006, respectively.

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

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There have been no material changes to the table of contractual obligations presented in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors’ and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any amounts paid resulting from the indemnification of our directors and officers. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We believe the estimated fair value of these indemnification agreements is minimal and we have not recorded a liability for these agreements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We have not determined whether we will adopt the provisions of SFAS 159 nor have we determined the impact on our consolidated financial statements if we were to adopt SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We believe t is unlikely that SFAS 157 will have an impact on our consolidated financial statements because we do not deal in transactions requiring complex fair value measurements.

Recently Adopted Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48 establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 on January 1, 2007. For additional information about the adoption of FIN No. 48, refer to Note 9 of the consolidated financial statements contained herein.

In March 2006, FASB Emerging Issues Task Force (“EITF”) issued EITF 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, and as such, EITF 06-03 had no impact on our method for recording sales taxes in the consolidated financial statements.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our expectation regarding growth in international sales, our expectations of future profitability and the generation of positive operating cash flows, the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses our marketing, technology enhancement, and product development strategies, our intention to enter into agreements with group purchasing organizations, our intention to introduce new products and extend existing product lines, our intention to seek strategic partners, our belief that we bring products to market efficiently, development of technologies into successful products, our estimate of the length of time for patents to issue, identity of our competition and factors for competition, our compliance with regulatory requirements and laws; and our plan to seek approval to sell our products in additional countries.

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

We develop products in the U.S. and sell those products primarily in the U.S., Europe, Asia, and Oceania. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. With the acquisition of Fischer-Zoth and Deltamed in September 2004 and September 2006, respectively, a portion of our sales are now denominated in the Euro. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2007. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments and cash-equivalents carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at March 31, 2007 through the date of maturity on those investments.

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2007, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2007. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our chief executive officer and chief financial officer determined that as of March 31, 2007 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business could be harmed if the FDA determines that we have failed to substantially comply with applicable regulations or we do not pass an inspection

We are subject to inspection and market surveillance by the FDA concerning compliance with pertinent regulatory requirements. If the FDA finds that we have failed to comply with these requirements, the Agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

Recently the FDA inspected one of our facilities. Upon completing the inspection the FDA issued observations on Form FDA-483. We expect to respond to these observations by the end of May 2007 and expect that the matter will be closed out by the end of June 2007. We do not expect that this matter will have any significant adverse impact on the operations of the Company; however, we cannot be assured of this outcome.

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

NATUS MEDICAL INCORPORATED

Dated:	May 10, 2007	By:	/s/ James B. Hawkins
James B. Hawkins
President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 10, 2007	By:	/s/ Steven J. Murphy
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