Form 10-Q
period 2007-06-30
NATUS MEDICAL INC
filed 2007-08-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 1, 2007, was 21,640,090.

NATUS MEDICAL INCORPORATED

2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,834	$15,392
Short-term investments	518	—
Accounts receivable, net of allowance for doubtful accounts of $438 and $552	22,321	20,347
Inventories	13,795	11,743
Prepaid expenses and other current assets	2,285	1,874
Deferred income taxes	1,372	2,240

Total current assets	58,125	51,596

Property and equipment, net	8,198	7,897
Intangible assets	35,941	37,297
Goodwill	26,987	25,790
Other non-current assets	530	1,583

Total assets	$129,781	$124,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,242	$8,236
Accrued liabilities	8,878	10,470
Deferred revenue	1,962	2,087

Total current liabilities	18,082	20,793

Deferred income taxes	3,236	2,344
Other non-current liabilities	1,051	—

Total liabilities	22,369	23,137

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 21,636,590 and 21,391,091	136,070	133,071
Accumulated deficit	(28,750)	(31,677)
Accumulated other comprehensive income (loss)	92	(368)

Total stockholders’ equity	107,412	101,026

Total liabilities and stockholders’ equity	$129,781	$124,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$28,260	$19,966	$55,310	$39,349
Cost of revenue	10,151	7,216	20,326	14,509

Gross profit	18,109	12,750	34,984	24,840

Operating expenses:
Marketing and selling	6,900	4,993	13,396	10,156
Research and development	4,372	2,459	8,196	4,949
General and administrative	3,589	2,779	7,697	4,933
Acquired in-process research and development	—	—	—	5,900

Total operating expenses	14,861	10,231	29,289	25,938

Income (loss) from operations	3,248	2,519	5,695	(1,098)

Other income (expense), net	234	(18)	475	(131)

Income (loss) before provision for income tax	3,482	2,501	6,170	(1,229)

Provision for income tax	1,156	1,130	2,325	2,079

Net income (loss)	$2,326	$1,371	$3,845	$(3,308)

Earnings (loss) per share:
Basic	$0.11	$0.07	$0.18	$(0.18)

Diluted	$0.10	$0.07	$0.17	$(0.18)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	21,584	18,597	21,525	18,541
Diluted	22,830	19,923	22,783	18,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$3,845	$(3,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	—	5,900
Depreciation and amortization	2,185	2,003
Accounts receivable reserves	82	60
Inventory reserves	323	160
Warranty reserves	126	300
Share-based compensation	790	546
Excess tax benefits on the exercise of options	(884)	(685)
Changes in operating assets and liabilities:
Accounts receivable	(2,055)	275
Inventories	(2,375)	(2,779)
Prepaid expenses and other current assets	640	284
Accounts payable	(994)	110
Accrued liabilities and deferred revenue	(68)	(2,339)

Net cash provided by operating activities	1,615	527

Investing activities:
Acquisition of property and equipment	(1,132)	(1,570)
Acquisition of business, net of cash acquired	(192)	(51,380)
Deposits and other assets	—	525
Purchase of short-term investments	(518)	—
Sales of short-term investments	—	12,165

Net cash used in investing activities	(1,842)	(40,260)

Financing activities:
Proceeds from stock option exercises and ESPP	1,325	1,040
Excess tax benefits upon the exercise of options	884	685
Borrowing on credit facility	—	10,000
Payments on borrowings	—	(2,250)

Net cash provided by financing activities	2,209	9,475

Exchange rate effect on cash and cash equivalents	460	(295)

Net increase (decrease) in cash and cash equivalents	2,442	(30,553)
Cash and cash equivalents, beginning of period	15,392	40,046

Cash and cash equivalents, end of period	$17,834	$9,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$339

Cash paid for income taxes	$1,285	$410

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. A reclassification has been made to the prior period condensed consolidated statement of cash flows to properly reflect the impact on cash flows from operating activities and financing activities of excess tax benefits on the exercise of options.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; intercompany transactions have been eliminated in consolidation.

Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,326	$1,371	$3,845	$(3,308)
Foreign currency translation adjustment	714	(142)	460	(295)

Comprehensive income (loss)	$3,040	$1,229	$4,305	$(3,603)

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$102,880	$65,843	$101,026	$68,968
Net income (loss)	2,326	1,371	3,845	(3,308)
Proceeds from stock option exercises and ESPP	804	360	1,325	1,040
Share-based compensation expense	415	189	790	546
Tax effect of option exercises	273	15	884	685
Adoption of FIN 48	—	—	(918)	—
Comprehensive income (loss)	714	(142)	460	(295)

Balance, end of period	$107,412	$67,636	$107,412	$67,636

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company believes it is unlikely that the adoption of SFAS 157 will have an impact on the consolidated financial statements, because the Company does not deal in transactions requiring complex fair value measurements.

Recently Adopted Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48, establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 on January 1, 2007. For additional information about the adoption of FIN No. 48, refer to Note 9 – Income Taxes.

In March 2006, FASB Emerging Issues Task Force (“EITF”) issued EITF 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, and as such, EITF 06-03 had no impact on the Company’s method for recording sales taxes in the consolidated financial statements.

2- Business Combinations

Olympic – The Company acquired privately-held Olympic Medical Corp. (“Olympic”) in October 2006, for $16.9 million cash, including direct costs of the acquisition. In addition the Company assumed and immediately paid $2.7 million of Olympic obligations associated with the acquisition. Olympic, based in Seattle, Washington, develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurological function of newborns.

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $3.1 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap System. The Company recorded $133,000 and $253,000 of additional purchase consideration during the three and six months ended June 30, 2007, respectively, pursuant to the earnout provision that was recorded as an increase to goodwill.

The Company made adjustments to the preliminary purchase price allocation of $92,000 and $192,000 during the three and six months ended June 30, 2007, respectively, to recognize accrued expenses that were not properly valued as of the purchase date. The accrued expenses were associated primarily with royalty arrangements and employee compensation. The adjustments resulted in offsetting increases in goodwill.

Deltamed – The Company purchased all the common stock of privately held Deltamed S.A. headquartered in Paris, France, and its wholly-owned subsidiaries, Raciar-Alvar, located in Bordeaux, France, and IT-Med, located near Frankfurt, Germany (collectively “Deltamed”) in September 2006 for approximately $4.1 million cash including direct costs of the acquisition. Deltamed is a European manufacturer of medical devices used in the detection of neurological dysfunction, epilepsy, and sleep disorders through the use of electroencephalography ("EEG") and polysomnography ("PSG") technologies. The acquisition adds to the Company’s international growth opportunities by broadening its product offerings and leveraging its distribution organization.

Valuing certain components of the Olympic and Deltamed acquisitions, consisting primarily of inventory and employee severance costs, required the Company to make estimates that may be adjusted in the future; consequently, the purchase price allocations are considered preliminary. Final determination of these estimates as of the purchase dates could result in adjustments to the preliminary purchase price allocations, with offsetting adjustments to goodwill.

Nascor – The Company completed the purchase of certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. (the “Nascor” assets) in September 2006 for $953,000 cash, including direct costs of the acquisition. The Company previously distributed certain Nascor products in the United States and certain other countries. This acquisition provides the Company with worldwide distribution rights and is expected to improve its margins.

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based primarily on the achievement of certain revenue targets. The Company recorded $248,000 of additional purchase consideration during the six months ended June 30, 2007 pursuant to the earnout provision that was recorded as an increase to goodwill.

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

The Company recorded an increase to goodwill of $503,000 during the three months ended March 31, 2007 associated with a reduction in deferred tax assets as of the acquisition date related to the Company’s research and development tax credit carryforwards, as more fully described in Note 9 – Income Taxes.

Fischer-Zoth – The Company purchased all the common stock of privately held Fischer-Zoth Diagnosesysteme GmbH and affiliated entities (“Fischer-Zoth”), as well as intangible assets held individually by the owners of Fischer-Zoth in September 2004 for $5.7 million cash including direct costs of the acquisition. Fischer-Zoth is a manufacturer of otoacoustic emissions (“OAE”) products used to detect hearing impairment in newborns through adults. The acquisition added to the Company’s growth opportunities by broadening its product offerings in hearing screening and supporting expansion into new markets. The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement over a three-year period based primarily on the purchased entities achieving certain performance objectives.

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s business combinations was $635,000 and $1.3 million for the three and six months ended June 30, 2007, respectively, and was $568,000 and $1.1 million, for the three and six months ended June 30, 2006, respectively.

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

For the three and six months ended June 30, 2007, common stock equivalents of 1,245,636 and 1,257,402 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For the three and six months ended June 30, 2007, common stock equivalents of 31,350 shares were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three months ended June 30, 2006, common stock equivalents of approximately 1,325,900 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the six months ended June 30, 2006, common stock equivalents of approximately 1,439,278 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the three months ended June 30, 2006, common stock equivalents of approximately 18,000 shares were excluded from the calculation of diluted income per share because the exercise price of such options were greater than the average market price of the stock for the period.

4- Inventories

Inventories consisted of (in thousands):

	June 30, 2007	December 31, 2006
Raw materials and subassemblies	$10,250	$7,246
Finished goods	3,545	4,497

Total	$13,795	$11,743

5- Property and Equipment

Property and equipment consisted of (in thousands):

	June 30, 2007	December 31, 2006
Land	$900	$900
Building	2,200	2,200
Leasehold improvements	855	828
Office furniture and equipment	4,206	3,942
Computer software and hardware	3,501	3,022
Demonstration and loaned equipment	3,649	3,289

	15,311	14,181
Accumulated depreciation	(7,113)	(6,284)

Total	$8,198	$7,897

Depreciation and amortization of property and equipment was $350,000 and $830,000 for the three and six months ended June 30, 2007, respectively, and was $433,000 and $870,000 for the three and six months ended June 30, 2006, respectively.

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

Activity in the warranty reserve during the three and six months ended June 30, 2007 and 2006 consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$817	$746	$877	$554
Warranty accrued for the period	70	74	126	300
Repairs for the period	(39)	(117)	(155)	(151)

Balance, end of period	$848	$703	$848	$703

7- Share-Based Compensation

At June 30, 2007, the Company has the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Stock Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2007 and the Company’s methods for determining grant-date fair value of the awards were consistent with those described in our December 31, 2006 annual consolidated financial statements. Following is a recap of activity in our stock option plans during the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,910,015	$7.11
Granted	344,500	15.99
Exercised	(229,645)	4.67
Forfeitures	(60,501)	13.12

Outstanding, end of period	2,964,369	$8.21	6.31	$22,946

Exercisable, end of period	1,790,285	$6.19	6.20	$17,453

During the six months ended June 30, 2007 the intrinsic value of options exercised amounted to $3.7 million.

Share-based compensation expense was recognized as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue	$31	$19	$64	$42
Marketing and sales	97	29	185	186
Research and development	27	32	62	72
General and administrative	260	109	479	246

Total	$415	$189	$790	$546

The Company granted 159,350 shares of restricted stock during the six months ended June 30, 2007 with a weighted average value of $15.96 per share. Of these shares, 146,850 shares were granted to employees of the Company that vest 50% upon the second anniversary of the grant and 25% upon each of the following two anniversaries, and 12,500 shares were granted to non-employee directors of the Company that vest on the first anniversary of the grant.

8- Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investment income	$184	$75	$370	$244
Interest expense	—	(174)	—	(339)
Foreign currency exchange gain (loss)	32	(10)	46	(138)
Other	18	91	59	102

Total	$234	$(18)	$475	$(131)

9- Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $1.2 million and $2.3 million for the three and six months ended June 30, 2007, respectively. The Company’s effective tax rate was 33.2% and 37.7%, for the three and six months ended June 30, 2007, respectively. The company expects that its effective tax rate for the full year 2007 will be approximately 41%. The effective rate through June 30, 2007 is lower than the projected annual effective tax rate because of discrete tax adjustments recorded during the three months ended June 30, 2007. The discrete tax adjustments consisted primarily of true-ups of research & development tax credits and tax deductions associated with disqualifying dispositions of stock purchased by the Company’s employees under its stock option and stock purchase plans.

The Company’s effective tax rate for the three and six months ended June 30, 2006 was 45%, taking into account the $5.9 million of in-process research and development associated with the January 2006 acquisition of Bio-logic, which is not tax deductible.

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

During the three months ended March 31, 2007, the Company performed a formal study of its research and development credit carryforwards and determined that the credit carryforwards were overstated by approximately $503,000 as of December 31, 2005. The Company recorded an adjustment to reduce deferred tax assets by $503,000 during the three months ended March 31, 2007, offset by an increase in goodwill associated with the acquisition of Bio-logic. The Company recorded no such adjustments during the three months ended June 30, 2007. At June 30, 2007, the Company’s deferred tax assets and liabilities consisted of net current deferred tax assets of $1.4 million and net non-current deferred tax liabilities of $3.2 million.

Uncertain Tax Positions

The Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, Accounting for Income Taxes, of a position taken in a tax return. Prior to adopting FIN No. 48 the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN No. 48 is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN No. 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

The initial application of FIN No. 48 resulted in a reversal of existing reserves accrued under SFAS No. 5, Accounting for Contingencies, of $523,000. The total amount of uncertain tax positions recorded on January 1, 2007 was $1.4 million, exclusive of interest and penalties of $177,000. Interest and penalties associated with uncertain tax positions are reported as a component of income tax expense. If all of our uncertain tax positions were sustained in our favor, we would recognize an aggregate tax benefit of $1.4 million in the future periods in which the positions were sustained.

During the three and six months ended June 30, 2007, the liability related to uncertain tax positions had not changed significantly from the January 1, 2007 accrual. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
United States	$18,903	$14,675	$37,412	$28,639
Foreign countries	9,357	5,291	17,898	10,710

Totals	$28,260	$19,966	$55,310	$39,349

	June 30, 2007	December 31, 2006
Long lived assets:
United States	$60,369	$58,278
Foreign countries	11,287	11,127

Totals	$71,656	$69,405

Long-lived assets include long-term receivables, property and equipment (net), intangible assets, deposits and goodwill. During the three and six months ended June 30, 2007, no single customer or foreign country contributed to more than 10% of revenue.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, AOAE®, ALGO®, Cochlea-Scan®, Echo-Screen®, Ear Couplers®, Flexicoupler® , MiniMuffs® and neoBLUE® are registered trademarks of Natus Medical Incorporated. EchoLink™, Neometrics™, and Accuscreen™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Bio-logic®, AuDX®, ABaer®, Ceegraph®, MASTER®, Navigator®, Sleepscan®, and Traveler® are registered trademarks of Bio-logic Systems Corp. CHAMP™ and Smartpack™ are non-registered trademarks of Bio-logic. Coherence™ is a non-registered trademark of Deltamed. Cool-Cap® is a registered trademark of Tiara Medical Systems, Inc. VAC-PAC® is a registered trademark of Olympic Medical Bili-Lite Pad™, Bili-Lite™, Billi-Bassinet™, Bili-Mask™, Bili-Meter™, Papoose Boards™, Circumstraint™, Warm-Lamp™, and Warmettes™ are non-registered trademarks of Olympic Medical.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2007 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2007;

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

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K:

•	Newborn Hearing Screening

•	Diagnostic Hearing Assessment

•	Monitoring Systems for Neurology (Electroencephalography or “EEG”)

•	Diagnostic Sleep Analysis (Polysomnography or “PSG”)

•	Newborn Care, including treatment for Brain Injury and Jaundice

Segment and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care, including jaundice, brain injury, and metabolic testing.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors.

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 10– Segment, Customer and Geographic Information of our consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2007 and 2006 is as follows:

	Devices and Systems	Supplies and Services	Freight	Total
Three months ended June 30,
2007	60%	38%	2%	100%
2006	55%	44%	1%	100%
Six months ended June 30,
2007	59%	39%	2%	100%
2006	55%	44%	1%	100%

Sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue in all periods presented.

We sell our products through a direct sales force in the United States (“U.S.”), and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 33% and 32% of our revenue during the three and six months ended June 30, 2007, respectively, and 26% and 27% of our revenue during the same periods in 2006. The increase in international sales as a percent of total sales for the three and six months ended June 30, 2007 was primarily attributable to our acquisition of Deltamed, as all of their sales are in international markets. We anticipate that international revenue will increase as a percent of revenue in the future.

2007 Second Quarter Overview

Natus recognized $28.3 million of revenue during the three months ended June 30, 2007, an increase of 41% or $8.3 million, from $20.0 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 77% to $9.4 million for the 2007 period, compared with $5.3 million in the second quarter of 2006.

Our gross profit improved to 64.1% for the three months ended June 30, 2007, compared to 63.9% for the second quarter of 2006. For the three months ended June 30, 2007, total operating expenses increased by $4.6 million, or 45% to $14.9 million, compared with $10.2 million for the second quarter of 2006.

The company’s effective tax rate for the three and six months ended June 30, 2007 was 33.2% and 37.7% respectively. The company expects that its effective tax rate for the full year 2007 will be approximately 41%. The effective rate through June 30, 2007 is lower than the projected annual effective tax rate because of discrete tax adjustments recorded during the three months ended June 30, 2007. The discrete tax adjustments consisted primarily of true-ups of research & development tax credits and tax deductions associated with disqualifying dispositions of stock purchased by our employees under our stock option and stock purchase plans.

We reported net income of $2.3 million in the second quarter of 2007, compared to net income of $1.4 million in the second quarter of 2006.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and six months ended June 30, 2007.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.9	36.1	36.8	36.9

Gross profit	64.1	63.9	63.2	63.1

Operating expenses:
Marketing and selling	24.4	25.0	24.2	25.8
Research and development	15.5	12.3	14.8	12.5
General and administrative	12.7	13.9	13.9	12.5
Acquired in-process research and development	—	—	—	15.0

Total operating expenses	52.6	51.2	52.9	65.8

Income (loss) from operations	11.5	12.7	10.3	(2.7)

Other income (expense), net	0.8	(0.1)	0.9	(0.4)

Income (loss) before provision for income taxes	12.3	12.6	11.2	(3.1)

Income tax provision	4.1	5.7	4.2	5.3

Net income (loss)	8.2%	6.9%	7.0%	(8.4)%

Three Months Ended June 30, 2007 and 2006

We completed the acquisitions of Deltamed in September 2006 and Olympic in October 2006. Where significant, we have noted the impact of these acquisitions on our results of operations for the three months ended June 30, 2007, as compared to the same period in 2006.

Revenue increased $8.3 million, or 42%, to $28.3 million in the three months ended June 30, 2007, from $20.0 million in the same period in 2006. Olympic and Deltamed contributed to $6.8 million of the increase.

Revenue from devices and systems increased $6.0 million, or 56%, to $16.9 million in the three months ended June 30, 2007, from $10.9 million reported in 2006. Olympic and Deltamed contributed to $5.2 million of this increase. Revenue from the Company’s Neo-Blue, ALGO and Echo Screen devices increased $1.7 million, which was partially offset by an $842,000 decrease in revenue from the Bio-logic EEG and PSG product lines.

Revenue from supplies and services increased $2.2 million, or 25%, to $10.9 million in the second quarter of 2007 from $8.7 million in the 2006 quarter. Olympic and Deltamed contributed to $1.6 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 7%, to $7.4 million, and revenue from services increased 10% to $1.5 million.

Revenue from sales outside the U.S. was $9.4 million for the three months ended June 30, 2007, up $4.1 million, or 77%, from $5.3 million for the comparable period in 2006. Olympic and Deltamed contributed to $2.6 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 31% to $2.1 million.

Cost of revenue increased $2.9 million, or 41%, to $10.2 million in the three months ended June 30, 2007, from $7.2 million in 2006. Gross profit increased $5.4 million, or 42%, to $18.1 million in 2007 from $12.7 million in 2006. Gross profit as a percentage of revenue was 64.1% and 63.9% for the three months ended June 30, 2007 and 2006, respectively.

Total operating costs increased by $4.6 million, or 45% to $14.9 million in the three months ended June 30, 2007, compared to $10.2 million in the same period in 2006. The operations of Olympic and Deltamed contributed to $3.0 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in outside consulting costs and employee compensation.

Marketing and selling expenses increased $1.9 million, or 38%, to $6.9 million in the three months ended June 30, 2007 from $5.0 million in the same period in 2006. Olympic and Deltamed contributed to $1.3 million of the increase, with the remainder coming primarily from increases in sales compensation and travel expenses.

Research and development expenses increased $1.9 million, or 78%, to $4.4 million in the three months ended June 30, 2007 from $2.5 million in the same period in 2006. Olympic and Deltamed contributed to $1.2 million of the increase, with the remainder attributable to employee compensation and outside consulting costs associated with product development of our hearing and EEG product lines.

General and administrative expenses increased $800,000, or 29%, to $3.6 million in the three months ended June 30, 2007 from $2.8 million in the same period in 2006. Olympic and Deltamed contributed to $526,000 of the increase.

Other income (expense), net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $234,000 in the three months ended June 30, 2007, compared to a net other expense of ($18,000) in the same period in 2006. The increase in our other income resulted primarily from a decrease in interest expense related to a note payable that was paid off in November 2006.

We recorded income tax expense of $1.2 million in the three months ended June 30, 2007, compared to $1.1 million in the second quarter of 2006. Our effective tax rate in the second quarter of 2007 was 33% compared to an effective rate of 45% in the second quarter of 2006. The difference in our quarterly effective tax rate from the statutory rate in the second quarter of 2007 was primarily because of discrete tax adjustments including a true up of research & development tax credits and the tax impact of disqualifying dispositions of stock purchased by our employees through our stock option and stock purchase plans.

Six Months Ended June 30, 2007 and 2006

Revenue increased $16.0 million, or 41%, to $55.3 million in the six months ended June 30, 2007, from $39.3 million in the same period in 2006. Olympic and Deltamed contributed to $13.9 million of the increase.

Revenue from devices and systems increased $11.2 million, or 52%, to $32.8 million in the six months ended June 30, 2007 from $21.6 million in 2006. Olympic and Deltamed contributed to $10.6 million of the increase.

Revenue from supplies and services increased $4.6 million, or 27%, to $21.7 million for the six months ended June 30, 2007, from $17.1 million for the same period in 2006. Olympic and Deltamed contributed to $3.3 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 7% to $14.7 million, and revenue from services increased 17% to $3.0 million.

Revenue from sales outside the U.S. was $17.9 million for the six months ended June 30, 2007, up $7.2 million, or 67%, from $10.7 million for the same period in 2006. Olympic and Deltamed contributed to $5.1 million of the increase while international sales of the ALGO and NEO-Blue products increased $1.3 million. Revenue from sales of supplies used with the Company’s newborn hearing screen devices increased 39% to $3.9 million.

Cost of revenue increased $5.8 million, or 40%, to $20.3 million in the six months ended June 30, 2007, from $14.5 million in 2006. Gross profit increased $10.1 million, or 40.8%, to $35.0 million in 2007 from $24.8 million in 2006. Gross profit as a percentage of revenue was 63.2% for the six months ended June 30, 2007, and 63.1% for the six months ended June 30, 2006.

Total operating costs increased by $3.3 million, or 13%, to $29.3 million in the six months ended June 30, 2007, compared to $26.0 million in the same period in 2006. Operating costs for the six months ended June 30, 2006 included a $5.9 million charge for in-process research and development associated with the acquisition of Bio-logic. Total operating expenses for the six months ended June 30, 2007, exceeded the 2006 amount exclusive of the IPR&D charge by $9.2 million. The operations of Olympic and Deltamed contributed to $5.7 million of the increase in operating costs.

Marketing and selling expenses increased $3.2 million, or 32%, to $13.4 million in the six months ended June 30, 2007 from $10.2 million in the same period in 2006. Olympic and Deltamed contributed to $2.2 million of the increase, with the remainder coming primarily from increases in sales compensation and travel expenses resulting from higher sales.

Research and development expenses increased $3.2 million, or 66%, to $8.2 million in the six months ended June 30, 2007, from $4.9 million in the same period in 2006. Olympic and Deltamed contributed to $2.0 million of the increase, while the remainder was attributable to employee compensation and outside consulting costs associated with product development of our hearing and EEG product lines.

General and administrative expenses increased $2.8 million, or 56%, to $7.7 million in the six months ended June 30, 2007 from $4.9 million in the same period in 2006. Olympic and Deltamed contributed to $1.6 million of the increase. Outside consulting costs associated with improvements to our information technology infrastructure, tax planning and compliance, and higher compensation costs accounted for the remainder of the cost increases.

During the six months ended June 30, 2006, the Company recorded a $5.9 million charge for in-process research and development associated with our acquisition of Bio-logic. There was no such charge in 2007.

Other income (expense), net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $475,000 in the six months ended June 30, 2007, compared to a net other expense of ($131,000) in the same period in 2006. The increase in our other income resulted primarily from a decrease in interest expense related to a note payable that was paid off in November 2006.

We recorded income tax expense of $2.3 million in the six months ended June 30, 2007, compared to $2.1 million in the six months ended June 30, 2006. Our effective tax rate was 37.7% in the first six months of 2007, compared to 44.5% in the first six months of 2006, taking into account the $5.9 million of IPR&D expense recorded in the 2006 period, which was on an after-tax basis. The difference in our effective tax rate for the six months ended June 30, 2007 from the statutory rate was primarily because of research & development tax credits and the tax impact of disqualifying dispositions of stock purchased by our employees through our stock option and stock purchase plans.

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

As of June 30, 2007, we had cash, cash equivalents, and short-term investments of $18.4 million, stockholders’ equity of $107.4 million, and working capital of $40.0 million, compared with cash and cash equivalents of $15.4 million, stockholders’ equity of $101.0 million, and working capital of $30.8 million as of December 31, 2006.

We believe that our current cash, cash equivalents, and short-term balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed three acquisitions in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We currently have a revolving credit facility with Wells Fargo Bank, pursuant to which Wells Fargo has committed to advance to us a maximum of $15 million. This commitment is evidenced by a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), a credit commitment note in favor of Wells Fargo, and a security agreement in favor of Wells Fargo. At June 30, 2007 there was no outstanding borrowing under the facility.

Cash provided by operations increased by $1.1 million for the six months ended June 30, 2007 to $1.6 million, compared to $527,000 for the same period in 2006. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $6.5 million in the 2007 period, compared to $5.0 million in 2006. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $4.9 million in the 2007 period compared to an outflow of $4.4 million in 2006.

We used cash for investing purposes of $1.8 million for the six months ended June 30, 2007, compared to $40.2 million in the same period in 2006. We used $1.1 million and $1.6 million of cash to acquire property and equipment, during the six months ended June 30, 2007 and 2006, respectively, including $359,000 and $603,000 during the respective periods for demonstration equipment used by our sales personnel. In the six months ended June 30, 2006, we used $51.4 million of cash to acquire businesses and generated $12.2 million of cash through the sale of short-term investments; we had no similar sources or uses of cash for investing purposes in the six months ended June 30, 2007.

Cash provided by financing activities was $2.2 million in the six months ended June 30, 2007, compared to $9.5 million in the same period in 2006. In the 2006 period, we borrowed $10 million on a senior secured credit facility with Wells Fargo Bank related to our acquisition of Bio-logic; we had no such borrowing in the 2007 period. We raised cash through sales of our stock pursuant to our stock option plans and our employee stock purchase plan in the amount of $1.3 million and $1.0 million in the six months ended June 30, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company believes it is unlikely that the adoption of SFAS 157 will have an impact on the consolidated financial statements, because the Company does not deal in transactions requiring complex fair value measurements.

Recently Adopted Standards

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN No. 48, establishes a single model to address accounting for uncertain tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 on January 1, 2007. For additional information about the adoption of FIN No. 48, refer to Note 9 – Income Taxes, in Item 1 – Financial Statements, contained herein.

In March 2006, FASB Emerging Issues Task Force (“EITF”) issued EITF 06-03, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes, and as such, EITF 06-03 had no impact on the Company’s method for recording sales taxes in the consolidated financial statements.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2007. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments and cash-equivalents carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at June 30, 2007 through the date of maturity on those investments.

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2007, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2007. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our chief executive officer and chief financial officer determined that as of June 30, 2007 our disclosure controls and procedures were effective for the purpose set forth above.

Changes in Internal Control over Financial Reporting

Under the rules of the Securities and Exchange Commission, ‘‘internal control over financial reporting’’ is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

We have completed a number of acquisitions and expect to complete additional acquisitions in the future. There are numerous risks associated with acquisitions and we may not achieve the expected benefit of any of our acquisitions

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; and we acquired Fischer-Zoth in 2004. In January 2006 we completed the acquisition of Bio-logic. In September and October 2006 we completed the acquisitions Deltamed and Olympic, and certain assets from Nascor.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos, California. Bio-logic’s primary offices are located in Illinois, Olympic’s operations are in Washington, Neometrics’ operations are located in New York, Deltamed’s operations are in France, and Fischer-Zoth’s operations are in Germany. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Our business could be harmed if the FDA determines that we have failed to substantially comply with applicable regulations or we do not pass an inspection

We are subject to market surveillance by the FDA concerning compliance with pertinent regulatory requirements. If the FDA finds that we have failed to comply with these requirements, the Agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

Our facilities are subject to inspection by the FDA. Upon completing these inspections, the FDA may take a variety of actions, including issuing observations on Form FDA-483 or issuing a warning letter, although the FDA has never issued a warning letter to the Company. In the past, we have cooperated fully with the FDA in their inspections and have responded to their observations on Form 483 in the normal course of business. To date, these inspections and observations have not resulted in an adverse impact on the operations of the Company; however, we cannot be assured of this outcome in the future.

We have received clearance from the FDA to market a new product that will potentially expose us to greater products liability exposure and FDA regulation

In December 2006 we received clearance from the FDA to market the Olympic Cool-Cap, a product designed to lower the cerebral temperature of term newborns born with a particular medical condition. However, in transitioning production of the Olympic Cool-Cap from clinical units to commercial units, we updated several of its components and are seeking FDA approval to adopt these changes. This product is a Class III minimally invasive medical device, and as such, we may be subject to an increased product liability risk relative to our other, Class I and Class II non-invasive products. In addition, this type of product is subject to greater FDA oversight than our other products and there is greater risk that sales of the product could be interrupted, due to the premarket approval processes of the FDA and other regulatory bodies.

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

On June 14, 2007, we held our Annual Meeting of Stockholders. We solicited votes by proxy pursuant to proxy solicitation materials first distributed to our stockholders on or about May 8, 2007. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1. Election of Robert A. Gunst and James B. Hawkins as directors until the Annual Meeting of Stockholders in 2010 or until their successors are elected.

Nominee	In Favor	Withheld
Robert A. Gunst	19,891,710	312,894
James B. Hawkins	19,899,260	305,344

2. The ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the year ending December 31, 2007:

For	Against	Abstain
15,879,453	4,294,590	30,561

Other directors whose terms of office as Directors continued after the meeting are:

Director	Term Expires
Kenneth E. Ludlum	2008
Mark D. Michael	2008
Doris E. Engibous	2009
William M. Moore	2009

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 9, 2007	By:	/s/ James B. Hawkins
James B. Hawkins
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2007	By:	/s/ Steven J. Murphy
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