Form 10-Q
period 2007-09-30
NATUS MEDICAL INC
filed 2007-11-08
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 1, 2007, was 21,681,494.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$22,447	$15,392
Accounts receivable, net of allowance for doubtful accounts of $501 and $552	21,783	20,347
Inventories	15,662	11,743
Prepaid expenses and other current assets	2,506	1,874
Deferred income taxes	2,240	2,240

Total current assets	64,638	51,596
Property and equipment, net	8,024	7,897
Intangible assets	35,299	37,297
Goodwill	28,305	25,790
Other non-current assets	549	1,583

Total assets	$136,815	$124,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,047	$8,236
Accrued liabilities	11,829	10,470
Deferred revenue	2,015	2,087

Total current liabilities	20,891	20,793
Deferred income taxes	3,236	2,344
Other non-current liabilities	898	—

Total liabilities	25,025	23,137

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 21,652,990 and 21,391,091	136,916	133,071
Accumulated deficit	(25,593)	(31,677)
Accumulated other comprehensive income (loss)	467	(368)

Total stockholders’ equity	111,790	101,026

Total liabilities and stockholders’ equity	$136,815	$124,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$28,830	$21,806	$84,140	$61,156
Cost of revenue	10,129	8,299	30,454	22,809

Gross profit	18,701	13,507	53,686	38,347

Operating expenses:
Marketing and selling	6,752	4,809	20,147	14,965
Research and development	3,879	2,438	12,076	7,387
General and administrative	3,662	2,994	11,359	7,928
Acquired in-process research and development	—	—	—	5,900

Total operating expenses	14,293	10,241	43,582	36,180

Income from operations	4,408	3,266	10,104	2,167
Other income, net	213	146	688	16

Income before provision for income tax	4,621	3,412	10,792	2,183
Provision for income tax	1,465	1,543	3,791	3,622

Net income (loss)	$3,156	$1,869	$7,001	$(1,439)

Earnings (loss) per share:
Basic	$0.15	$0.09	$0.32	$(0.08)

Diluted	$0.14	$0.09	$0.31	$(0.08)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	21,646	19,749	21,568	18,949
Diluted	22,965	20,860	22,798	18,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$7,001	$(1,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	—	5,900
Depreciation and amortization	3,481	2,914
Accounts receivable reserves	138	60
Inventory reserves	550	262
Warranty reserves	203	479
Share-based compensation	1,485	965
Excess tax benefits on the exercise of options	(922)	(730)
Changes in operating assets and liabilities:
Accounts receivable	(1,574)	(3,174)
Inventories	(4,469)	(2,286)
Prepaid expenses and other assets	402	(280)
Accounts payable	(1,189)	434
Accrued liabilities and deferred revenue	569	(510)

Net cash provided by operating activities	5,675	2,595

Investing activities:
Acquisition of property and equipment	(1,612)	(2,204)
Acquisition of business, net of cash acquired	(204)	(56,478)
Deposits and other assets	—	626
Sale of land, net of costs	—	2,492
Sales of short-term investments	—	12,165

Net cash used in investing activities	(1,816)	(43,399)

Financing activities:
Proceeds from stock option exercises and ESPP	1,439	1,078
Excess tax benefits upon the exercise of options	922	730
Proceeds from issuance of common stock, net of issuance cost	—	29,313
Borrowing on credit facility	—	10,000
Payment on borrowings	—	(2,875)

Net cash provided by financing activities	2,361	38,246

Exchange rate effect on cash and cash equivalents	835	(333)

Net increase (decrease) in cash and cash equivalents	7,055	(2,891)
Cash and cash equivalents, beginning of period	15,392	40,046

Cash and cash equivalents, end of period	$22,447	$37,155

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$498

Cash paid for income taxes	$1,248	$1,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1-	Basis of Presentation

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. A reclassification has been made to the prior period condensed consolidated statement of cash flows to properly reflect the impact on cash flows from operating activities of excess tax benefits on the exercise of options.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; intercompany transactions have been eliminated in consolidation.

Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,156	$1,869	$7,001	$(1,439)
Unrealized gain on available-for-sale securities	—	3	—	5
Foreign currency translation adjustment	375	(38)	835	(333)

Comprehensive income (loss)	$3,531	$1,834	$7,836	$(1,767)

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$107,412	$67,636	$101,026	$68,965
Net income (loss)	3,156	1,869	7,001	(1,439)
Proceeds from stock option exercises and ESPP	113	37	1,439	1,078
Proceeds from stock offering	—	29,313	—	29,313
Share-based compensation expense	696	419	1,485	965
Tax effect of option exercises	38	45	922	730
Adoption of FIN 48	—	—	(918)	—
Comprehensive income (loss)	375	(35)	835	(328)

Balance, end of period	$111,790	$99,284	$111,790	$99,284

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

Recently Adopted Standards

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48, establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. For additional information about the adoption of FIN 48, refer to Note 9 – Income Taxes.

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

Olympic – The Company acquired privately-held Olympic Medical Corp. (“Olympic”) in October 2006, for $16.9 million cash, including direct costs of the acquisition. In addition, the Company assumed and immediately paid $2.7 million of Olympic obligations associated with the acquisition. Olympic, based in Seattle, Washington develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurological function of newborns.

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $3.1 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap System. The Company recorded $209,000 and $462,000 of additional purchase consideration during the three and nine months ended September 30, 2007, respectively, pursuant to the earnout provision that was recorded as an increase of goodwill.

The Company made adjustments to the preliminary purchase price allocation of $12,000 and $204,000 during the three and nine months ended September 30, 2007, respectively, associated primarily with royalty arrangements and employee compensation. The adjustments resulted in offsetting increases in goodwill.

Deltamed – The Company purchased all the common stock of privately held Deltamed S.A. headquartered in Paris, France, and its wholly-owned subsidiaries, Raciar-Alvar, located in Bordeaux, France, and IT-Med, located near Frankfurt, Germany (collectively “Deltamed”) in September 2006 for approximately $4.1 million cash including direct costs of the acquisition. Deltamed is a European manufacturer of medical devices used in the detection of neurological dysfunction, epilepsy, and sleep disorders through the use of electroencephalography (“EEG”) and polysomnography (“PSG”) technologies. The acquisition adds to the Company’s international growth opportunities by broadening its product offerings and leveraging its distribution organization.

The Company recorded an increase to goodwill of $328,000 during the three months ended September 30, 2007, associated with an increase in accrued liabilities related to employee severance costs. The severance plan was formulated at the time of the acquisition and was finalized during the three months ended September 30, 2007.

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

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based primarily on the achievement of certain revenue targets. The Company recorded $307,000 of additional purchase consideration during the nine months ended September 30, 2007 that was recorded as an increase of goodwill.

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

The Company recorded $711,000 of additional purchase consideration during the three months ended September 30, 2007 pursuant to earnout provisions of the purchase agreement associated with sales results of Fischer-Zoth products during the twelve months ended September 30, 2007. The additional purchase consideration was recorded as an increase of goodwill. No further purchase consideration is payable under the terms of the purchase agreement.

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s business combinations was $671,000 and $2.0 million for the three and nine months ended September 30, 2007, respectively, and was $517,000 and $1.7 million, for the three and nine months ended September 30, 2006, respectively.

3-	Basic and Diluted Net Income (Loss) Per Common Share

Net income (loss) per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three and nine months ended September 30, 2007, common stock equivalents of 1,319,344 and 1,229,984 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For the three and nine months ended September 30, 2007, common stock equivalents of approximately 506,000 and 38,000 shares, respectively, were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the periods.

For the three months ended September 30, 2006, common stock equivalents of approximately 1,111,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share. For the three months ended September 30, 2006, common stock equivalents of approximately 174,000 shares were excluded from the calculation of diluted income per share because the exercise price of such options were greater than the average market price of the stock for the period. For the nine months ended September 30, 2006, common stock equivalents of approximately 1,350,000 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect.

4-	Inventories

Inventories consisted of (in thousands):

	September 30, 2007	December 31, 2006
Raw materials and subassemblies	$10,761	$7,246
Finished goods	4,901	4,497

Total	$15,662	$11,743

5-	Property and Equipment

Property and equipment consisted of (in thousands):

	September 30, 2007	December 31, 2006
Land	$900	$900
Building	2,200	2,200
Leasehold improvements	855	828
Office furniture and equipment	4,596	3,942
Computer software and hardware	3,542	3,022
Demonstration and loaned equipment	3,699	3,289

	15,792	14,181
Accumulated depreciation	(7,768)	(6,284)

Total	$8,024	$7,897

Depreciation and amortization of property and equipment was $655,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, and was $358,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively.

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

Activity in the warranty reserve during the three and nine months ended September 30, 2007 and 2006 consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$848	$703	$877	$248
Warranty accrued for the period	77	179	203	479
Warranty obligations of acquired business	—	58	—	364
Repairs for the period	(47)	(74)	(202)	(225)

Balance, end of period	$878	$866	$878	$866

7-	Share-Based Compensation

At September 30, 2007, the Company has the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Stock Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2007 and the Company’s methods for determining grant-date fair value of the awards were consistent with those described in our December 31, 2006 annual consolidated financial statements. Following is a recap of activity in our stock option plans during the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,910,015	$7.11
Granted	350,500	15.99
Exercised	(246,045)	4.82
Cancelled	(73,751)	13.58

Outstanding, end of period	2,940,719	$8.21	5.95	$22,867

Exercisable, end of period	1,932,731	$6.40	5.95	$18,513

During the nine months ended September 30, 2007 the intrinsic value of options exercised amounted to $3.9 million.

Share-based compensation expense was recognized as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue	$45	$42	$109	$105
Marketing and sales	129	103	314	265
Research and development	20	39	82	96
General and administrative	501	235	980	499

Total	$695	$419	$1,485	$965

The Company granted 160,350 shares of restricted stock during the nine months ended September 30, 2007 with a weighted average value of $15.96 per share. Of these shares, 147,850 shares were granted to employees of the Company that vest 50% upon the second anniversary of the grant and 25% upon each of the following two anniversaries, and 12,500 shares were granted to non-employee directors of the Company that vest on the first anniversary of the grant.

At September 30, 2007, 225,684 shares of restricted stock were outstanding with $2.8 million of total cost related to share based compensation that is expected to be recognized. The total fair value of restricted stock vested during the three and nine months ended September 30, 2007 was $71,000.

8-	Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investment income	$182	$247	$552	$491
Interest expense	—	(160)	—	(498)
Foreign currency exchange gain (loss)	—	64	14	(64)
Other	31	(5)	122	87

Total	$213	$146	$688	$16

9-	Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $1.5 million and $3.8 million for the three and nine months ended September 30, 2007, respectively. The Company’s effective tax rate was 32.0% and 35.2%, for the three and nine months ended September 30, 2007, respectively. The company expects that its effective tax rate for the full year 2007 will be approximately 41%. The effective rate through September 30, 2007 is lower than the projected annual effective tax rate because of discrete tax adjustments associated with true-ups of research and development tax credits, tax deductions associated with disqualifying dispositions of stock purchased by the Company’s employees under its stock option and stock purchase plans, and the reversal of uncertain tax positions recorded under FIN 48.

The Company’s effective tax rate for the three and nine months ended September 30, 2006 was 45.2% and 44.8%, taking into account the $5.9 million of in-process research and development associated with the January 2006 acquisition of Bio-logic, which is not tax deductible.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance is not provided for the majority of the Company’s deferred tax assets, as the Company believes that it is more likely than not that those deferred tax assets will be fully realized.

During the three months ended March 31, 2007, the Company performed a formal study of its research and development credit carryforwards and determined that the credit carryforwards were overstated by approximately $503,000 as of December 31, 2005. The Company recorded an adjustment to reduce deferred tax assets by $503,000 during the three months ended March 31, 2007, offset by an increase in goodwill associated with the acquisition of Bio-logic. The Company recorded no such adjustments during the nine months ended September 30, 2007. At September 30, 2007, the Company’s deferred tax assets and liabilities consisted of net current deferred tax assets of $2.2 million and net non-current deferred tax liabilities of $3.2 million.

Uncertain Tax Positions

The Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS 109, Accounting for Income Taxes, of a position taken in a tax return. Prior to adopting FIN 48 the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

The initial application of FIN 48 resulted in a reversal of existing reserves accrued under SFAS 5, Accounting for Contingencies, of $523,000. The total amount of uncertain tax positions recorded on January 1, 2007 was $1.4 million, exclusive of interest and penalties of $177,000. Interest and penalties associated with uncertain tax positions are reported as a component of income tax expense. If all of our uncertain tax positions were sustained in our favor, we would recognize an aggregate tax benefit of $1.4 million in the future periods in which the positions were sustained.

During the three and nine months ended September 30, 2007, the liability related to uncertain tax positions decreased by $154,000 to $898,000 based upon the favorable final determination by tax authorities of uncertain tax positions. The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
United States	$19,738	$16,298	$57,122	$44,938
Foreign countries	9,092	5,508	27,018	16,218

Totals	$28,830	$21,806	$84,140	$61,156

	September 30, 2007	December 31, 2006
Long lived assets:
United States	$59,446	$58,278
Foreign countries	11,693	11,127

Totals	$71,139	$69,405

Long-lived assets include long-term receivables, property and equipment (net), intangible assets, deposits and goodwill. During the three and nine months ended September 30, 2007, no single customer or foreign country contributed to more than 10% of revenue.

11-	Subsequent Events

Excel-Tech Ltd. Definitive Agreement

On October 9, 2007, the Company signed a definitive agreement to acquire Excel-Tech Ltd. (“XLTEK”). Canadian based XLTEK develops and markets computer-based electro diagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders.

The acquisition is to be completed by way of a statutory plan of arrangement in Canada under which the Company will acquire all of the outstanding common shares of XLTEK at a cash price of $3.25 Canadian Dollars (“CAD”) per share. In addition, each share subject to an XLTEK stock option will convert into an amount equal to the excess of CAD $3.25 over the exercise price of the option. The transaction is valued at approximately CAD $62.5 million based on approximately 19.4 million XLTEK shares outstanding on a diluted basis. XLTEK reported revenue of CAD $32.5 million in the twelve months ended July 31, 2007, cash and cash equivalents of CAD $16.4 million as of July 31, 2007, and owns the land and building housing their corporate facility in Oakville, a suburb of Toronto. The transaction is expected to close in the last week in November 2007, subject to XLTEK shareholder approval, customary regulatory approvals, and other closing conditions.

13

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2007 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2007;

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Devices and Systems	Supplies and Services	Other	Total
Three months ended September 30,
2007	62%	37%	1%	100%
2006	58%	41%	1%	100%
Nine months ended September 30,
2007	60%	38%	2%	100%
2006	56%	42%	2%	100%

Sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue in all periods presented.

We sell our products through a direct sales force in the United States (“U.S.”), and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 31% and 32% of our revenue during the three and nine months ended September 30, 2007, respectively, and 25% and 26% of our revenue during the same periods in 2006. The increase in international sales as a percent of total sales for the three and nine months ended September 30, 2007 was primarily attributable to our acquisition of Deltamed, as all of their sales are in international markets. We anticipate that international revenue will increase as a percent of revenue in the future.

2007 Third Quarter Overview

Natus recognized $28.8 million of revenue during the three months ended September 30, 2007, an increase of 32% or $7.0 million, from $21.8 million in the comparable quarter of the previous year. Revenue from sales outside the U.S. increased 65% to $9.1 million for the 2007 period, compared with $5.5 million in the third quarter of 2006.

Our gross profit improved to 64.9% for the three months ended September 30, 2007, compared to 61.9% for the third quarter of 2006. For the three months ended September 30, 2007, total operating expenses increased by $4.1 million, or 40% to $14.3 million, or 49.6% of total revenue, compared with $10.2 million, or 46.9% of total revenue for the third quarter of 2006.

The company’s effective tax rate for the three and nine months ended September 30, 2007 was 32.0% and 35.2% respectively.

We reported net income of $3.2 million in the third quarter of 2007, compared to net income of $1.8 million in the third quarter of 2006.

Subsequent Event

On October 9, 2007, we signed a definitive agreement to acquire Excel-Tech Ltd. (“XLTEK”). Canadian based XLTEK develops and markets computer-based electro diagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders.

The acquisition is to be completed by way of a statutory plan of arrangement in Canada under which the Company will acquire all of the outstanding common shares of XLTEK at a cash price of $3.25 Canadian Dollars (“CAD”) per share. In addition, each share subject to an XLTEK stock option will convert into an amount equal to the excess of CAD $3.25 over the exercise price of the option. The transaction is valued at approximately CAD $62.5 million based on approximately 19.4 million XLTEK shares outstanding on a diluted basis. XLTEK reported revenue of CAD $32.5 million in the twelve months ended July 31, 2007, cash and cash equivalents of CAD $16.4 million as of July 31, 2007, and owns the land and building housing their corporate facility in Oakville. The transaction is expected to close in the last week in November 2007, subject to XLTEK shareholder approval, customary regulatory approvals, and other closing conditions.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and nine months ended September 30, 2007.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.1	38.1	36.2	37.3

Gross profit	64.9	61.9	63.8	62.7

Operating expenses:
Marketing and selling	23.4	22.1	23.9	25.4
Research and development	13.5	11.2	14.4	12.1
General and administrative	12.7	13.7	13.5	13.0
Acquired in-process research and development	—	—	—	9.6

Total operating expenses	49.6	47.0	51.8	59.2

Income from operations	15.3	14.9	12.0	3.5
Other income (expense), net	0.7	0.7	0.8	—

Income before provision for income taxes	16.0	15.6	12.8	3.5
Income tax provision	5.0	7.0	4.5	5.9

Net income (loss)	11.0%	8.6%	8.3%	(2.4)%

Three Months Ended September 30, 2007 and 2006

We completed the acquisitions of Deltamed in September 2006 and Olympic in October 2006. Where significant, we have noted the impact of these acquisitions on our results of operations for the three months ended September 30, 2007, as compared to the same period in 2006.

Revenue increased $7.0 million, or 32%, to $28.8 million in the three months ended September 30, 2007, from $21.8 million in the same period in 2006. Olympic and Deltamed contributed to $6.1 million of the increase.

Revenue from devices and systems increased $5.3 million, or 42%, to $17.9 million in the three months ended September 30, 2007, from $12.6 million reported in 2006. Olympic and Deltamed contributed to $5.4 million of this increase. Revenue from the Company’s Echo Screen and various Olympic devices increased $6.9 million, which was partially offset by a $1.8 million decrease in revenue from the Bio-logic EEG and PSG product lines.

Revenue from supplies and services increased $1.7 million, or 19%, to $10.6 million in the third quarter of 2007 from $8.9 million in the 2006 quarter. Olympic and Deltamed contributed to $693,000 of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 9%, to $7.8 million.

Revenue from sales outside the U.S. was $9.1 million for the three months ended September 30, 2007, up $3.6 million, or 65%, from $5.5 million for the comparable period in 2006. Olympic and Deltamed contributed to $1.9 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices sold in international markets increased 23% to $1.8 million.

Cost of revenue increased $1.8 million, or 22%, to $10.1 million in the three months ended September 30, 2007, from $8.3 million in 2006. Gross profit increased $5.2 million, or 38%, to $18.7 million in 2007 from $13.5 million in 2006. Gross profit as a percentage of revenue was 64.9% and 61.9% for the three months ended September 30, 2007 and 2006, respectively.

Total operating costs increased by $4.1 million, or 40%, to $14.3 million in the three months ended September 30, 2007, compared to $10.2 million in the same period in 2006. The operations of Olympic and Deltamed contributed to $2.6 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in outside consulting costs and employee compensation.

Marketing and selling expenses increased $1.9 million, or 40%, to $6.8 million in the three months ended September 30, 2007 from $4.8 million in the same period in 2006. Olympic and Deltamed contributed to $1.3 million of the increase, with the remainder coming primarily from increases in sales compensation and travel expenses.

Research and development expenses increased $1.4 million, or 59%, to $3.9 million in the three months ended September 30, 2007 from $2.4 million in the same period in 2006. Olympic and Deltamed contributed to $764,000 of the increase, with the remainder attributable to employee compensation and outside consulting costs associated with product development of our hearing and EEG product lines.

General and administrative expenses increased $668,000, or 22%, to $3.7 million in the three months ended September 30, 2007 from $3.0 million in the same period in 2006. Olympic and Deltamed contributed to $490,000 of the increase.

Other income (expense), net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $213,000 in the three months ended September 30, 2007, compared to $146,000 in the same period in 2006. The increase in our other income resulted primarily from a decrease in interest expense related to a note payable that was paid off in November 2006.

We recorded income tax expense of $1.5 million in the three months ended September 30, 2007 and 2006. Our effective tax rate in the third quarter of 2007 was 32.0% compared to an effective rate of 45.2% in the third quarter of 2006. The effective rate for the three months ended September 30, 2007 is lower than the projected annual effective tax rate because of discrete tax adjustments associated with true-ups of research and development tax credits, tax deductions associated with disqualifying dispositions of stock purchased by the Company’s employees under its stock option and stock purchase plans, and the reversal of uncertain tax positions recorded under FIN 48.

Nine Months Ended September 30, 2007 and 2006

Revenue increased $23.0 million, or 38%, to $84.1 million in the nine months ended September 30, 2007, from $61.1 million in the same period in 2006. Olympic and Deltamed contributed to $20.1 million of the increase.

Revenue from devices and systems increased $16.5 million, or 48%, to $50.7 million in the nine months ended September 30, 2007 from $34.2 million in 2006. Olympic and Deltamed contributed to $16.0 million of the increase.

Revenue from supplies and services increased $6.3 million, or 24%, to $32.2 million for the nine months ended September 30, 2007, from $26.0 million for the same period in 2006. Olympic and Deltamed contributed to $4.0 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 8% to $22.5 million.

Revenue from sales outside the U.S. was $27.0 million for the nine months ended September 30, 2007, up $10.8 million, or 66%, from $16.2 million for the same period in 2006. Olympic and Deltamed contributed to $7.0 million of the increase while international sales of the Echo-Screen product increased $3.3 million. Revenue from sales of supplies used with the Company’s newborn hearing screen devices sold in international markets increased 33% to $5.7 million.

Cost of revenue increased $7.6 million, or 33%, to $30.5 million in the nine months ended September 30, 2007, from $22.8 million in 2006. Gross profit increased $15.3 million, or 40.0%, to $53.7 million in 2007 from $38.3 million in 2006. Gross profit as a percentage of revenue was 63.8% for the nine months ended September 30, 2007, and 62.7% for the nine months ended September 30, 2006.

Total operating costs increased by $7.4 million, or 20%, to $43.6 million in the nine months ended September 30, 2007, compared to $36.2 million in the same period in 2006. Operating costs for the nine months ended September 30, 2006 included a $5.9 million charge for in-process research and development associated with the acquisition of Bio-logic. Total operating expenses for the nine months ended September 30, 2007, exceeded the 2006 amount exclusive of the IPR&D charge by $14.7 million. The operations of Olympic and Deltamed contributed to $8.8 million of the increase in operating costs.

Marketing and selling expenses increased $5.2 million, or 35%, to $20.1 million in the nine months ended September 30, 2007 from $15.0 million in the same period in 2006. Olympic and Deltamed contributed to $3.5 million of the increase, with the remainder coming primarily from increases in sales compensation and travel expenses resulting from higher sales.

Research and development expenses increased $4.7 million, or 63%, to $12.0 million in the nine months ended September 30, 2007, from $7.4 million in the same period in 2006. Olympic and Deltamed contributed to $2.7 million of the increase, while the remainder was attributable to employee compensation and outside consulting costs associated with product development of our hearing and EEG product lines.

General and administrative expenses increased $3.4 million, or 43%, to $11.3 million in the nine months ended September 30, 2007 from $7.9 million in the same period in 2006. Olympic and Deltamed contributed to $2.0 million of the increase. Outside consulting costs associated with improvements to our information technology infrastructure, tax planning and compliance, and higher compensation costs accounted for the remainder of the cost increases.

During the nine months ended September 30, 2006, the Company recorded a $5.9 million charge for in-process research and development associated with our acquisition of Bio-logic. There was no such charge in 2007.

Other income (expense), net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $688,000 in the nine months ended September 30, 2007, compared to net other income of $16,000 in the same period in 2006. The increase in our other income resulted primarily from a decrease in interest expense related to a note payable that was paid off in November 2006.

We recorded income tax expense of $3.8 million in the nine months ended September 30, 2007, compared to $3.6 million in the nine months ended September 30, 2006. Our effective tax rate was 35.2% in the first nine months of 2007, compared to 44.8% in the first nine months of 2006, taking into account the $5.9 million of IPR&D expense recorded in the 2006 period, which was on an after-tax basis.

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

As of September 30, 2007, we had cash and cash equivalents of $22.4 million, stockholders’ equity of $111.8 million, and working capital of $43.7 million, compared with cash and cash equivalents of $15.4 million, stockholders’ equity of $101.0 million, and working capital of $30.8 million as of December 31, 2006.

Subject to our completion of the financing for the Excel-Tech acquisition that is further discussed below, we believe that our current cash, cash equivalents, and short-term balances, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed three acquisitions in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We currently have a revolving credit facility with Wells Fargo Bank, pursuant to which Wells Fargo has committed to advance to us a maximum of $15 million. This commitment is evidenced by a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), a credit commitment note in favor of Wells Fargo, and a security agreement in favor of Wells Fargo. At September 30, 2007 there was no outstanding borrowing under the facility.

On October 9, 2007, we signed a definitive agreement to acquire Excel-Tech Ltd. (“XLTEK”). Canadian based XLTEK develops and markets computer-based electro diagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. The transaction is valued at approximately CAD $62.5 million based on approximately 19.4 million XLTEK shares outstanding on a diluted basis. We expect to complete the acquisition of XLTEK during November 2007. In addition to available cash on hand, we intend to finance a portion of the purchase price through a commitment we have secured from Wells Fargo Bank, subject to customary closing conditions, to provide us an additional $35 million of new senior term and revolving credit facilities.

Cash provided by operations increased by $3.1 million for the nine months ended September 30, 2007 to $5.7 million, compared to $2.6 million for the same period in 2006. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $11.9 million in the 2007 period, compared to $8.4 million in 2006. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $6.3 million in the 2007 period compared to an outflow of $5.8 million in 2006.

We used cash for investing purposes of $1.8 million for the nine months ended September 30, 2007, compared to $43.4 million in the same period in 2006. We used $1.6 million and $2.2 million of cash to acquire property and equipment, during the nine months ended September 30, 2007 and 2006, respectively, including $409,000 and $788,000 during the respective periods for demonstration equipment used by our sales personnel. In the nine months ended September 30, 2006, we used $56.5 million of cash to acquire businesses and generated $12.2 million of cash through the sale of short-term investments; we had no similar sources or uses of cash for investing purposes in the nine months ended September 30, 2007.

Cash provided by financing activities was $2.4 million in the nine months ended September 30, 2007, compared to $38.2 million in the same period in 2006. In the 2006 period, we borrowed $10 million on a senior secured credit facility with Wells Fargo Bank related to our acquisition of Bio-logic; we had no such borrowing in the 2007 period. We raised cash through sales of our stock pursuant to our stock option plans and our employee stock purchase plan in the amount of $1.4 million and $1.1 million in the nine months ended September 30, 2007 and 2006, respectively.

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

Commitments and Contingencies

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs.

If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We do not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

Recently Adopted Standards

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48, establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on January 1, 2007. For additional information about the adoption of FIN 48, refer to Note 9 – Income Taxes, in Item 1 – Financial Statements, contained herein.

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

We develop products in the U.S. and sell those products primarily in the U.S., Europe, Asia, and Oceania. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars. With the acquisition of Fischer-Zoth and Deltamed in September 2004 and September 2006, respectively, a portion of our sales are now denominated in the Euro. With our anticipated closing of the Excel-Tech acquisition in the fourth quarter of

2007, an increasing amount of our costs will be incurred in currencies other than the U.S. dollar. As our sales in currencies other than the U.S. dollar increase, or as our incurrence of operating costs in currencies other than the U.S. dollar increases, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2007. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments. However, as substantially all of our short-term investments and cash-equivalents carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at September 30, 2007 through the date of maturity on those investments.

The fair value of our available-for-sale securities and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2007, the fair value of our portfolio would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2007. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Our chief executive officer and chief financial officer determined that as of September 30, 2007 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	Risk Factors

We have completed a number of acquisitions and expect to complete additional acquisitions in the future. There are numerous risks associated with acquisitions and we may not achieve the expected benefit of any of our acquisitions

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; and we acquired Fischer-Zoth in 2004. In January 2006 we completed the acquisition of Bio-logic. In September and October 2006 we completed the acquisitions Deltamed and Olympic and certain assets from Nascor.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos, California. Bio-logic’s primary offices are located in Illinois, Olympics’ operations are in Washington, Neometrics’ operations are located in New York, Deltamed’s operations are in France, and Fischer-Zoth’s operations are in Germany. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Indicative of the types of risks associated with our acquisitions, on October 15, 2007 we received a warning letter from the United States Food and Drug Administration, or the FDA, related to the operations of our Olympic Medical manufacturing facility in Seattle, Washington. The letter focused on process deficiencies that were identified during an

FDA inspection in April 2007. In November 2007 we instituted a voluntary suspension of operations at the Olympic Medical facility in order to better enable us to continue to address the findings identified by the FDA in its warning letter and expect to successfully respond to these findings. However, we cannot be assured of the ultimate outcome of the FDA’s action or that our business will not be adversely affected by these actions. A more comprehensive discussion of risks associated with FDA oversight of our business and our regulatory environment is contained in this Item 1A, Risk Factors.

Our acquisitions of products, technology assets, or businesses may have a negative impact on our business if we fail to achieve the anticipated financial, strategic, and other benefits of acquisitions or investments, and our operating results may suffer because of this.

On October 10, 2007 we announced that we had entered into an agreement to acquire Excel-Tech Ltd. (“XLTEK”) for cash in a transaction wherein XLTEK would become our wholly owned subsidiary (“the acquisition”). There are numerous risks associated with our having entered into this agreement

We have entered into an agreement to acquire XLTEK in a transaction that we expect to complete in the fourth quarter of 2007. The acquisition is subject to the satisfaction of closing conditions, including the approval of XLTEK’s stockholders, and we cannot assure you that the acquisition will be completed. In the event the acquisition is not completed, we may be subject to many risks, including potential damages to XLTEK and its stockholders, and the costs related to the proposed acquisition, such as legal, accounting and advisory fees, which must be paid even if the acquisition is not completed.

The acquisition could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as the achievement of operating synergies, may not be realized. Additionally, since XLETK is based in Canada, we will be subject to an increased risk that foreign currency fluctuations could impact the profitability of operations carried out in Canada. Consequently, the acquisition could result in reduced earnings of Natus as compared to the per-share earnings that would have been achieved by Natus if the acquisition had not occurred.

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

Our markets are very competitive and in the United States we sell certain of our products in a mature market

We face competition from other companies in all of our product lines. Our competitors range from small, privately-held companies to multinational corporations and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products

We intend to develop and acquire additional products and technologies for the screening, detection, treatment, monitoring and tracking of common medical ailments. Developing and acquiring new products, and improving our existing products, to meet the needs of current and future customers require significant investments in research and development. If we fail to successfully sell new products, update our existing products, or timely react to changes in technology, our operating results may decline as our existing products reach the end of their commercial life cycles.

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

Our facilities are subject to inspection by the FDA. Upon completing these inspections, the FDA may take a variety of actions, including issuing observations on Form FDA-483 or issuing a warning letter. The issuance of a warning letter by the FDA could result in regulatory action being initiated by the FDA without further notice, and these actions could include seizure, injunction, and/or civil money penalties. In the past, we have cooperated fully with the FDA in their inspections and have responded to their observations on Form 483 in the normal course of business. To date, these inspections and observations have not resulted in an adverse impact on the operations of the Company; however, we cannot be assured of this outcome in the future.

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

We could lose the ability to use net operating loss and credit carryforwards, which may adversely affect our financial results

As of December 31, 2006, we had total federal net operating loss carryforwards of approximately $11.2 million and credit carryforwards of approximately $1.2 million available to reduce future taxable income. These net operating loss and credit carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2012. In addition, the net operating loss and credit carryforwards are subject to examination by the Internal Revenue Service (“IRS”), and are thus subject to adjustment or disallowance resulting from any such IRS examination. If we are unable to fully utilize our net operating loss carryforwards, our future tax payments could be higher and our financial condition may suffer.

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

NATUS MEDICAL INCORPORATED

Dated:	November 8, 2007	By:	/s/ James B. Hawkins
James B. Hawkins
President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2007	By:	/s/ Steven J. Murphy
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