Form 10-K
period 2007-12-31
NATUS MEDICAL INC
filed 2008-03-14
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter, there were 21,636,549 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq National Market on July 2, 2007) was $240,110,035. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2008, the registrant had 21,768,855 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2008 Annual Meeting of Stockholders.

NATUS MEDICAL INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1.	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, and our marketing, technology enhancement, and product development strategies.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption “Risk Factors” contained in Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

Natus®, AABR®, ABaer®, ALGO®, AuDX®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cool-Cap®, Ear Couplers®, Flexicoupler®, MASTER®, Navigator®, neoBLUE®, Oxydome®, Sleepscan®, Smart Scale®, Traveler®, Warmette® and VAC-PAC® are registered trademarks of Natus Medical Incorporated. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Billi-Bassinet™, Bili-Mask™, Bili-Meter™, Circumstraint™, EchoLink™, MiniMuffs™, Neometrics™, Papoose Board™, Smartpack™ and Warm-Lamp™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Deltamed® and Coherence® are registered trademarks of Deltamed SA. Fischer-Zoth®, AOAE®, Cochlea-Scan® and Echo-Screen® are registered trademarks of Fischer-Zoth GmbH. Sleeprite® is a registered trademark of Excel Tech Ltd. Neuromax™ and Xltek™ are non-registered trademarks of Excel Tech Ltd.

Overview

Natus is a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions. We develop, manufacture, and market advanced neurodiagnostic and newborn care products to healthcare professionals in over 80 countries. Our product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of the company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, and Bio-logic, Deltamed, and Olympic in 2006. On November 29, 2007 we acquired Excel-Tech Ltd. (“Xltek”), based in Oakville, Ontario, Canada. Xltek develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders.

Product Families

We categorize our products into the following product families:

•	Hearing—Includes product lines for Newborn Hearing Screening and Diagnostic Hearing Assessment.

•

Monitoring Systems for Neurology—Includes product lines for Diagnostic Neurologic Analysis (EEG), Diagnostic Sleep Analysis (PSG), Electromyography (EMG), Intra-operative Monitoring (IOM); and Newborn Brain Monitoring (CFM).

•	Newborn Care—Includes products for the treatment of Brain Injury and Jaundice in newborns.

Our principal product offerings within these product families are presented in the table below:

Our Product Offerings

Hearing

Newborn Hearing Screening

Overview

Hearing impairment is the most common treatable chronic disorder in newborns, affecting as many as five babies out of every 1,000 newborns. It is estimated that 20,000 hearing-impaired babies are born in the United States (“U.S.”) every year, and as many as 60,000 more in the rest of the developed world. Until the introduction of universal newborn hearing screening programs, screening was generally performed only on those newborns who had identifiable risk factors for hearing impairment. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.

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

Newborn Hearing Screening in the United States

We estimate that today approximately 95% of the children born in the U.S. are being screened for hearing impairment prior to discharge from the hospital. In 1994, the American Academy of Pediatrics Task Force on Newborn and Infant Hearing first published specific guidelines for universal newborn hearing screening programs. In 2000 and 2007, the Joint Committee on Infant Hearing (“JCIH”) Position Statements outlined principles, guidelines, and benchmarks for early hearing detection and intervention programs. These principles and guidelines are considered the standard of care today. Because “positive” results are referred to an audiologist or an Ear, Nose and Throat physician (“ENT”) for additional testing and evaluation, limiting the number of “refers” stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional trauma for parents.

The 2007 JCIH Position Statement updated and expanded the definition of targeted hearing loss and recommended a specific protocol for babies admitted to the Neonatal Intensive Care Unit (“NICU”) for more than 5 days. Additionally, the document expressed increased awareness, not only of the need for diagnostic audiology evaluation for children diagnosed with hearing impairment at birth, but also for surveillance and hearing screening for children at risk of delayed onset and progressive hearing impairment during the first three years of life.

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

Otoacoustic emissions (“OAE”).    OAEs are sounds created by the active biomechanical processes within the sensory cells of the cochlea. They occur both spontaneously and in response to acoustic stimuli. OAE screening uses a probe placed in the ear canal to deliver auditory stimuli and to measure the response of the sensory cells with a sensitive microphone. OAE screening devices have technology that allows them to discriminate between randomly occurring OAEs, OAEs created by interfering room noise present in the test environment, and the OAEs that are a response to specific test stimuli. Automated OAE screening devices are capable of filtering non-specific OAEs in order to detect and analyze the OAEs that lead to an accurate screen of the infant’s hearing. While a PASS test result indicates a proper functioning cochlea, a REFER test result indicates that the OAEs are absent or small compared to normal data. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Estimates of the incidence rate of auditory neuropathy among hearing impaired newborns vary widely, but are thought to be in the range of 5% to 15%.

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

•

AuDX and Echo-Screen.    Our AuDX and Echo-Screen products are hand-held OAE screening devices that can be used for newborn hearing screening, as well as for patients of all ages, from children through adults. These devices record and analyze OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

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

Diagnostic Hearing Assessment Product Lines

Our diagnostic hearing assessment products consist of the Navigator Pro system, the Scout Sport portable diagnostic device, the HINT PRO, the AuDX PRO, the Cochlea-Scan, and the Centor.

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

•

Centor.    The Centor is a portable Audio-Evoked Potentials (“AEP”) product that records auditory evoked responses (“AERs”) in order to perform objective diagnoses as well as hearing-loss screening for adults and neonates. The system records AERs with standard or automatic protocols, including ABR, Middle Latency Audio-Evoked Potentials (“MLAEP”), ElectroCochleoGraphy (“EcochG”), Vestibular Evoked Myogenic Potentials (“VEMP”), as well as pure tone or vocal stimulation.

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

Monitoring Systems for Neurology

Our monitoring systems for Neurology represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, and as an aid in monitoring patients under sedation or post-operative care. Our product lines consist of the following:

•

Electroencephalograph or “EEG”—Equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain for both diagnosis and monitoring of neurological disorders in the hospital, laboratory, office or patient’s home;

•

Polysomnography or “PSG”—Equipment that measures a variety of respiratory and neurological functions to assist in the diagnosis and monitoring of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep;

•	Electromyography or “EMG”—Equipment that measures electrical activity in nerves and muscles, and the spinal cord; and

•	Intra-operative Monitoring or “IOM”—Products that assist surgeons in preserving the functional integrity of a patient’s nervous system during and after complex surgical procedures.

Diagnostic Electroencephalograph (EEG) Monitoring

Overview

We design, manufacture, and market a full line of computerized instruments used to help diagnose the presence of seizure disorders and epilepsy, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain, and assist in surgical planning. This type of testing is also done to diagnose brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses (EEGs). Routine EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists review and interpret the results.

Routine outpatient EEG testing is performed both in private physicians’ offices and hospital EEG laboratories, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEGs and behavior is used to determine if surgical solutions are appropriate.

Diagnostic Electroencephalograph (EEG) Monitoring Product Lines

Our diagnostic EEG monitoring product lines for neurology consist of devices operating with our proprietary software, augmented by signal amplifiers. These products are typically used in concert, as part of an EEG “system” by the neurology department of a hospital to assist in the diagnosis of assorted neurological conditions.

•

Kortex; Ceegraph VISION; Coherence.    Our computerized EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 128 channels, and physician review stations with quantitative EEG analysis capabilities.

•

Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer, and are also known as the “headbox”. The headbox connects disposable electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary headbox products are sold for a wide variety of applications under the following brand names: Netlink EEG, Netlink LTM, Netlink Traveler, Traveler II, Trex, EEG32, EMU128, EMU40, and the Brain Monitor. Recent innovations in electronics technology and advanced internet-protocol data transmission enable certain of our amplifiers to record and transmit up to 32 channels of digital data using Ethernet communication.

Several additional options are available to enhance our EEG products, including: a digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain; our patented SmartPack software option, which is an innovative data compression process that reduces the size of data files by as much as 60%, and our Universal Reader which is a physician’s review station that permits fast and easy data analysis in a graphical format.

Diagnostic Polysomnography (PSG) Monitoring

Overview

Increasing public awareness of sleep disorders has made sleep medicine a rapidly growing specialty. The analysis of respiratory patterns, brain electrical activity and other physiological data has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart (“ECG”), and other parameters. These recordings typically result in over 1,000 pages of data that are reviewed, analyzed, and scored by a technician, and summarized in a report for the physician. We market configured laboratory systems, portable systems, and ambulatory recorders for home monitoring.

Diagnostic Polysomnography (PSG) Monitoring Product Lines

Our diagnostic PSG monitoring products can be used individually or as part of a networked system for overnight sleep studies to assist in the diagnosis of sleep disorders. These products include software licenses, ambulatory monitoring systems, and laboratory systems that combine multiple capabilities, including EEG monitoring, physician review stations, and quantitative EEG analysis capabilities.

•

Sleepscan; Connex; SleepWorks; Coherence.    Our diagnostic PSG systems capture and store all data digitally and provide time-saving features and software for acquiring and analyzing the data. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports. Our Sleepscan customized analysis includes color-coded sleep stages and flow loop analysis. The Coherence system utilizes a Pulse Transit Time device for the detection of respiratory events and arousals.

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

Electromyography (EMG)

Overview

An electromyogram (EMG) measures the electrical activity of muscles both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases that damage muscle tissue or nerves. An EMG is done to determine if there is any disease present that damages muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An EMG can also be used to diagnose the cause of weakness, paralysis, and muscle twitching. It is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy.

Diagnostic Electromyography (EMG) Product Lines

•

NeuroMAX.    A dedicated EMG device focused entirely on signal quality and clinical efficiency. The device gathers neurophysiological data that is saved to a fully customizable report, allowing physicians to take care of patients with the most informed advice.

•

XCalibur.    An EMG system that uses advanced circuit design and digital signal processing to deliver clean signals, making the process of acquiring patient data reliable and quick. The system’s software tools enrich data acquisition, reporting and review capabilities.

Intra-operative Monitoring (IOM)

Overview

Intra-operative monitoring is the use of electrophysiological methods such as EMG and EEG, to monitor the functional integrity of neural structures (brain, nerves, spinal cord) during surgery. The most common applications are in neurosurgery such as spinal surgery; some brain surgeries; ENT procedures and peripheral nerve surgery. IOM is used to localize neural structures and test the function of these structures for early detection of intra-operative injury, allowing for immediate corrective measures.

Intra-operative Monitoring Products

•

Protektor.    An IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of intra-operative monitoring techniques.

Newborn Care

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

Newborn Brain Injury Product Line

Olympic CFM-6000 System.    The Cerebral Function Monitor (“CFM”) provides the Neurologist with the technology to diagnose neurological disorders or brain injury in the newborn. The device continuously monitors and records brain activity, aiding in the detection and treatment of HIE and seizures. The device also monitors the effects of drugs and other therapies on brain activity and improves the accuracy of newborn neurological assessments. The Olympic CFM-6000 helps determine the need for further neurological examination or transport to a tertiary-care center. The CFM is used with electrodes attached to the head of the newborn to acquire an aEEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout.

Olympic Cool-Cap System.    The Olympic Cool-Cap is the only FDA approved device for administering selective head cooling as a treatment for moderate to severe HIE. A four-year clinical trial for the Cool-Cap was completed in 2006, and the FDA gave approval for the product in December 2006. The clinical trial validated the benefit of direct brain cooling in reducing the severity of brain injury resulting from newborn HIE. Both the device and the proprietary software conform to the clinical trial protocol and are designed to assist the clinician in safely administering the treatment, thereby preventing or significantly reducing the severity of neurological injury associated with HIE.

Newborn Brain Injury Supply Products.    In addition to disposable electrodes used to perform each aEEG test using the CFM-6000, the Olympic Cool-Cap brain cooling system uses a single-patient, disposable, cooling “cap” to continuously circulate sterile water to the patient during the 72-hour treatment period.

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

•

Bili-Lite Product Family.    These devices utilize fluorescent light bulbs for the treatment of hyperbilirubinemia. The Bili-Bassinet provides intensive phototherapy from both under and over the baby for maximum surface area coverage. The Bili-Lite pad is a product designed for home-based phototherapy; because of its design, it does not require the use of eye shields, making it easier for parents to use.

Other Newborn Care Product Lines

Medical Devices.    These products include devices such as: photometers, radiometers, patient warming lamps, pediatric scales, blanket warming cabinets, exam lights, oxygen hoods, and our newborn circumstraint.

Disposable Supplies.    These products include disposable supplies such as: neonatal noise attenuators, phototherapy eye masks, restraining boards, and x-ray shields for newborn gonads.

Newborn Screening Data Management Product Line.    Our suite of newborn screening data management products consists of proprietary software that collects, tracks, manages and reports newborn screening data to regional government health laboratories and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. Recently some states have begun using tandem mass spectrometry in their newborn metabolic screening programs, which has greatly increased the number of treatable disorders that can be detected. Revenue from installation and upgrades of our newborn screening data management systems is classified as devices and systems revenue, as more fully described below. Revenue from maintenance contracts on these systems is classified as supplies and services revenue, as more fully described below.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 16—Segment, Customer and Geographic Information of our consolidated financial statements included in this report and is incorporated in this section by this reference.

Revenue by Product Family and Product Category

For the years ended December 31, 2007, 2006 and 2005, revenue from our four product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2007	2006	2005
Hearing	53%	61%	77%
Monitoring Systems for Neurology	14%	19%	—%
Newborn Care	28%	15%	20%
Other	5%	5%	3%

Total	100%	100%	100%

We expect that with the acquisition of Xltek, which was effective November 29, 2007, revenue from our Monitoring Systems for Neurology product family will contribute to a greater portion of total revenue in the future.

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Devices and Systems	62%	57%	45%
Supplies and Services	37%	41%	54%
Other	1%	2%	1%

Total	100%	100%	100%

In 2007, 2006 and 2005, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

As of December 31, 2007, the Company’s backlog was approximately $4.4 million, compared to $2.9 million at December 31, 2006 and an immaterial amount at December 31, 2005. We anticipate that we will complete all of the backlog orders by the fourth quarter of 2008.

Marketing and Sales

Marketing

Our marketing strategy differentiates our products by their level of quality, performance, and customer benefit. We educate customers and potential customers worldwide about our products through several traditional methods, including, but not limited to:

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

Domestic Sales

We sell our products in the United States primarily through a direct sales organization. This direct sales organization is a significant benefit to the Company, we believe, allowing us to maintain a higher level of customer service and satisfaction than would otherwise be possible by another distribution method. Revenue from our direct sales channels as a percent of total revenue was 57%, 64% and 84% in 2007, 2006 and 2005, respectively. The reduction of revenue sold through our direct sales channels as a percent of total revenue in 2007 and 2006 compared to 2005 resulted from an increase in sales of our line of diagnostic hearing products, which are sold through distributors. We gained this product line through our acquisition of Bio-logic in January 2006. We also sell certain products under private label arrangements. Domestic revenue resulting from sales through both of these non-direct sales channels was 10% of total revenue in 2007, 11% of total revenue in 2006 and an immaterial percentage in 2005.

International Sales

We sell our products outside the U.S. primarily through a distributor sales channel, which consists of distributors selling Natus products into more than 80 countries as of December 31, 2007. We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.

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

Revenue from international sales was approximately 33%, 29% and 36% of our total revenue in 2007, 2006 and 2005, respectively.

Seasonality in Revenue

We experience seasonality in our revenue. Our revenue typically drops from our fourth quarter to our first quarter. This seasonality results from the purchasing habits of our hospital-based customers, whose purchases are often governed by calendar year budgets, and the manner in which our direct sales force is compensated, as their compensation is based on annual sales plans that are tied to our December year end.

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. Direct purchases by members of group purchasing organizations accounted for approximately 35%, 31% and 28% of our revenue in 2007, 2006 and 2005, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 9%, 12% and 15% of our revenue in 2007, 2006 and 2005, respectively. Our revenue recognition policies related to sales to GPO members are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this report.

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

Customer Service and Support

We provide a one-year warranty on all medical device products. We also sell extended service agreements on our medical device products. Service, repair, and calibration services for our domestic customers is provided by Company-owned service centers and our employee field service specialists. Service for our international customers is provided by a combination of our Company-owned authorized service centers and third-party vendors on a contract basis.

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

Our research and development expenses were $15.6 million or 13.2% of total revenue in 2007, $10.6 million or 11.8% of total revenue in 2006 and $4.3 million or 10.0% of total revenue in 2005.

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

Competition

We sell our products in competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small, privately-held companies to multinational corporations and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

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

We believe the principal factors that will draw clinicians and other buyers to our products, include:

•	Level of specificity, sensitivity, and reliability of the product;

•	Time required to obtain results with the product, such as to test for or treat a clinical condition;

•	Relative ease of use of the product;

•	Depth and breadth of the products features;

•	Quality of customer support for the product;

•	Frequency of product updates;

•	Extent of third-party reimbursement of the cost of the product or procedure;

•	Extent to which the products conform to standard of care guidelines; and

•	Price of the product.

We believe that our primary competitive strength relates to the functionality and reliability of our products. Different competitors may have competitive advantages in one or more of the categories listed above and they may be able to devote greater resources to the development, promotion, and sale of their products.

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, the medical devices we sell, with the exception of some disposable products in our newborn care products, must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:

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

The FDA decides whether a device must undergo either the 510(k) clearance or premarket approval process based upon statutory criteria. These criteria include the level of risk that the Agency perceives to be associated with the device and a determination of whether the product is a type of device that is substantially equivalent to devices that are already legally marketed. The FDA places devices deemed to pose relatively less risk in either class I or class II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification under Section 510(k) must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications.

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

We received approval for our Olympic Cool-Cap product as a Class III device from the FDA through the premarket approval process. Most of our other products in our newborn hearing screening, diagnostic hearing, EEG monitoring, polysomnography, and newborn care product lines have been approved by the FDA as Class II devices. Some of our disposable products and newborn care products, such as our neonatal headshields and oxygen delivery systems, have received FDA approval as Class I devices.

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

The FDA also has the authority to require us to repair, replace, or refund the cost of any medical device manufactured or distributed by us.

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

Employees

On December 31, 2007, we had approximately 435 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2008:

Name	Age	Position(s)
James B. Hawkins	52	President, Chief Executive Officer, and Director
Steven J. Murphy	56	Vice President Finance and Chief Financial Officer
William L. Mince	56	Vice President Operations
Kenneth M. Traverso	47	Vice President Marketing and Sales
D. Christopher Chung, M.D.	44	Vice President Medical Affairs, R&D, and Engineering

James B. Hawkins has served as President and Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004. Mr. Hawkins has over 25 years of combined medical device and financial management experience. Prior to joining Natus, he was President and Chief Executive Officer of Nasdaq-Traded Invivo Corporation for 19 years. Invivo Corporation, a maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation. He earned a Bachelor of Commerce degree, specialized in Management from Santa Clara University and a Masters of Business Administration—Finance degree from San Francisco State University. Mr. Hawkins is a Director of Iridex Corp.

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

William L. Mince has served as our Vice President, North American Operations since September 2007 and joined Natus as Vice President Operations in October 2002. From November 2000 to September 2002, Mr. Mince served as President and Founder of My Own Jukebox, an Internet retail company. From July 1998 to October 2000, Mr. Mince was a consultant with the majority of his time spent as Senior Vice President Network Solutions for Premier Retail Network, a media broadcasting company. From July 1997 to June 1998, Mr. Mince served as President and Chief Operating Officer of Ophthalmic Imaging Systems, a publicly-held medical device company. From July 1994 to June 1997, Mr. Mince was Vice President Operations with Premier Retail Network. From May 1988 to June 1994, Mr. Mince was Director of Operations for Nellcor, a medical device company. Mr. Mince holds a Bachelor of Science degree in Business Administration from the University of Redlands and a Masters of Business Administration degree from National University.

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

D. Christopher Chung, M.D., has served as our Vice President R&D and Engineering since June 2003, and has served as our Vice President Medical Affairs since February 2003. Dr. Chung also served as our Medical Director from October 2000 to February 2003. From August 2000 to December 2007, Dr. Chung also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. Dr. Chung has been a member of the Medical Advisory Board of eHealth Global Technologies, Inc. since April 2007 and has served as a member of their Board of Directors since November 2007. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is a licensed physician and is a Fellow of the American Academy of Pediatrics.

Other Information

We maintain corporate offices at 1501 Industrial Road, San Carlos, California 94070. Our telephone number is (650) 802-0400. We maintain a World Wide Web site at www.natus.com. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

We make available, free of charge at our corporate website, copies of our Annual Reports on Form 10-K, Quarterly reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Stock Market under the symbol “BABY”.

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

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; and we acquired Fischer-Zoth in 2004. We completed the acquisitions of Bio-logic, Deltamed and Olympic Medical, and of certain assets from Nascor in 2006. In November 2007 we completed the acquisition of Xltek.

We expect to continue to pursue opportunities to acquire other businesses in future periods. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings or in-process research and development assets. Our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos,

California. Bio-logic’s primary offices are located in Illinois, Olympic Medical’s operations are in Washington, Xltek’s operations are located in Ontario, Canada, Neometrics’ operations are located in New York, Deltamed’s operations are in France, and Fischer-Zoth’s operations are in Germany. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of the acquisition that we anticipate. We may encounter the following additional difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Indicative of the types of risks associated with our acquisitions, on October 15, 2007 we received a warning letter from the United States Food and Drug Administration (the “FDA”) related to the operations of our Olympic Medical manufacturing facility in Seattle, Washington. The letter focused on process deficiencies that were identified during an FDA inspection in April 2007. In November 2007 we instituted a voluntary suspension of operations at the Olympic Medical facility in order to better enable us to continue to address the findings identified by the FDA in its warning letter. We responded to the FDA’s warning letter in late November. We have not had further communication from the FDA since we responded to their warning letter. However, we do not know what the ultimate outcome of the FDA’s action will be or that our business will not be adversely affected by these or similar actions. A more comprehensive discussion of the risks associated with FDA oversight of our business and our regulatory environment is contained in this Item 1A, Risk Factors.

In November 2007 we completed the acquisition of Xltek for cash and used substantially all of our available cash and entered into a credit facility to fund the acquisition

We used virtually all of our existing cash resources to complete the acquisition of Xltek, and also incurred indebtedness under a new bank facility for a portion of the purchase price. This usage of cash had an adverse impact on our liquidity and forces us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected. If we are required to seek additional external financing to support our need for cash, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both.

The senior secured borrowing facility that we established to obtain a portion of the funds needed to complete the acquisition of Xltek contains various covenants that directly or indirectly restrict our ability to engage in activities that we may otherwise believe to be in the best interest of the Company. The loan is secured by the assets of the Company, and this security interest may also negatively impact our flexibility to engage in financing or other activities in future periods.

Our growth in recent years has depended substantially on the completion of acquisitions and we may not be able to complete acquisitions of this nature or of a relative size in the future to support a similar level of growth

The acquisitions that we have completed have been the primary source of our growth in revenue over the last four years. We expend considerable effort in seeking to identify attractive acquisition candidates and, upon doing so, to convince the potential target to consider a sale to us and, ultimately, to negotiate mutually agreeable acquisition terms. If we are not successful in these efforts in the future, our growth rate will not increase at a rate corresponding to that which we have achieved in recent years. Further, as we grow larger it will be necessary to complete the acquisition of larger companies and product lines to support a growth similar to that which we have achieved in the past. The market for attractive acquisitions is competitive and others with greater financial resources than we have may be better positioned than we are to acquire desirable targets. Further, we may not be able to negotiate acquisition terms with target companies that will allow us to achieve positive financial returns from the transaction.

Following our acquisitions we have implemented integration and restructuring activities that could be disruptive to our operations, and we could fail to achieve the synergies and cost savings the activities are designed to produce

Following our acquisition of Xltek we initiated an integration plan that resulted in a reduction in force and realignment of our domestic sales force. In addition, in February 2008, we adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from our acquisitions and to improve efficiencies in operations. This plan will be implemented over the first three quarters of 2008.

The realignment of our domestic sales organization could be disruptive to our sales efforts while this new structure is implemented, and once implemented may not be effective. In addition, our integration and restructuring activities may not result in the acquisition synergies or cost savings these activities are designed to produce and could, among other things, impair new products development and our support of existing products.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

At December 31, 2007, we had significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Any future determination that these assets are carried at greater than their fair value could result in substantial impairment charges, which could significantly impact our operating results.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling products or technologies

Clinicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding, and health care payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors on the effectiveness of our products, we will not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If clinicians, government agencies and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:

•	Publication of clinical study results that demonstrate a lack of efficacy or cost-effectiveness of our products;

•	Changing governmental and physician group guidelines;

•	Actual or perceived performance, quality, price, and total cost of ownership deficiencies of our products relative to other competitive products;

•

Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;

•	Changes in state and third-party payor reimbursement policies for our products; and

•	Repeal of laws requiring universal newborn hearing screening and metabolic screening.

Increased sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 35%, 31% and 28% of our total revenue during 2007, 2006 and 2005, respectively, and sales to members of one GPO, Novation LLC, accounted for approximately 9%, 12% and 15% of our total revenue in 2007, 2006 and 2005, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products

We intend to develop additional products and technologies, including enhancements of existing products, for the screening, detection, treatment, monitoring and tracking of common medical ailments. Developing new products, and improving our existing products, to meet the needs of current and future customers requires significant investments in research and development. If we fail to successfully sell new products, update our existing products, or timely react to changes in technology, our operating results may decline as our existing products reach the end of their commercial life cycles.

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

We have expanded our international operations through acquisitions and plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased health care spending by foreign governments that would reduce international demand for our products;

•	A strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because most of our international sales are denominated in the U.S. dollar;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business.

If guidelines mandating universal newborn hearing screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our revenue may be adversely impacted

We estimate that approximately 95% of the children born in the U.S. are currently being tested for hearing impairment prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and the phase-in period generally spans several years. The widespread adoption of guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn hearing screening as well as the use of our products to perform the screening and monitoring. Our revenue from our newborn hearing screening product lines may not grow if foreign governments do not require universal newborn hearing screening prior to hospital discharge, if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.

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

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations and may require us to engage in foreign currency hedging

Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. In addition, sales to most of our international distributors provide for payment in U.S. dollars. However, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. To date we have not undertaken any significant foreign currency transactions to hedge these currency risks and, as a result, our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer

We contract with third parties for the supply of some of the components used in our products and the production of our disposable products. Some of our suppliers are not obligated to continue to supply us. We have relatively few sources of supply for some of the components used in our products and in some cases we rely entirely on sole-source suppliers. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy and unpredictable. For example, during 2005, we relied on a single supplier of cables used in our ALGO hearing screening devices to help us complete a field replacement program of those cables. If our suppliers become unwilling or unable to supply us with components meeting our requirements, it might be difficult to establish additional or replacement suppliers in a timely manner, or at all. This would cause our product sales to be disrupted and our revenue and operating results to suffer.

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

Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business

Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in many other countries in which we do business. Unless an exemption applies, each medical device that we propose to market in the U.S. must first receive one of the following types of FDA premarket review authorizations:

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

Our facilities are subject to inspection by the FDA. Upon completing these inspections, the FDA may take a variety of actions, including issuing observations on Form FDA-483 or issuing a warning letter. The issuance of a warning letter by the FDA could result in regulatory action being initiated by the FDA without further notice, and these actions could include seizure, injunction, and/or civil money penalties. In the past, we have cooperated fully with the FDA in their inspections and have responded to their observations on Form 483 in the ordinary course of business, and to the warning letter received in October 2007. To date, these inspections and observations have not resulted in a significant adverse impact on the operations of the Company; however, they could have a significant adverse impact in the future.

We have received clearance from the FDA to market a new product that will potentially expose us to greater products liability exposure and FDA regulation

In December 2006 we received clearance from the FDA to market the Olympic Cool-Cap, a product designed to lower the cerebral temperature of newborns born with a particular medical condition. This product is a Class III minimally invasive medical device, and as such we may be subject to an increased product liability risk relative to our other Class I and Class II non-invasive products. In addition, this type of product is subject to greater FDA oversight than our other products and there is greater risk that sales of the product could be interrupted due to the premarket approval processes of the FDA and other regulatory bodies.

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

If we, or our suppliers, fail to comply with applicable regulations, sales of our products could be delayed and our revenue could be harmed

Every manufacturer of a finished medical device, including Natus and some of our contract manufacturers and suppliers, is required to demonstrate and maintain compliance with the FDA’s quality system regulation and comparable regulations of states and other countries. The FDA enforces the quality system regulation through periodic inspections. For example in October 2007 we received a warning letter from the FDA that focused on process deficiencies at our Olympic facility in Seattle, Washington. As a result, we initiated a voluntary plant shutdown of the Olympic facility for the month of November 2007. After reviewing processes at the facility, we responded to the FDA’s warning letter in late November 2007. To date, the FDA has not further communicated with us concerning this matter, but they could decide that we undertook insufficient remedial actions, which could have an adverse impact on the operations of the Company.

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

We have experienced seasonality in the sale of our products

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

The Company also utilizes the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, in a facility owned by the Company that is utilized substantially for the operations of Xltek.

•	26,000 square feet in Mundelein, Illinois, in a facility owned by the Company that is utilized substantially for the operations of Bio-logic;

Leased Facilities:

•

65,000 square feet in Seattle, Washington, of which 12,000 square feet are currently sub-let, pursuant to a lease that expires in December 2011, that is utilized substantially for the operations of Olympic Medical;

•	3,800 square feet in Munich, and 6,700 square feet in Usingen, both in Germany, pursuant to leases that expire in 2007 and 2008 that are utilized substantially for the operations of Fischer-Zoth;

•	2,900 square feet in Hauppauge, New York, pursuant to a lease that expires in October 2012, that is utilized substantially for the operations of Neometrics;

•

2,700 square feet in Paris, and 7,500 square feet in Bordeaux, both in France, pursuant to leases that expire in November 2009 and March 2009, respectively, that are utilized substantially for the operations of Deltamed; and

ITEM 3.	Legal Proceedings

On January 29, 2008, David Carey, a former employee of Olympic Medical, which we acquired in October 2006, filed a wrongful termination suit against Natus Medical, Olympic, and two persons who were officers of Olympic at the time of Mr. Carey’s termination in March 2007. This action was filed in Federal District Court in Seattle, Washington and alleges that Mr. Carey’s termination by Olympic was illegal retaliation under federal law and Washington state public policy and further asserts a claim that Mr. Carey was misclassified as an exempt employee from the overtime requirements of Washington law. The complaint does not include a demand for a specific dollar amount of damages. We believe that we, Olympic, and the individual defendants behaved properly in connection with Mr. Carey’s termination and that we have meritorious defenses to the claims asserted, and we intend to vigorously defend this action.

We may from time to time become a party to various other legal proceedings or claims that arise in the ordinary course of business. Our management has reviewed these matters and believes that the resolution of them will not have a significant adverse effect on our financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2007.

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

	High	Low
Fiscal Year Ended December 31, 2007:
Fourth Quarter	$19.55	$15.26
Third Quarter	16.83	14.20
Second Quarter	18.75	14.93
First Quarter	17.90	14.55

Fiscal Year Ended December 31, 2006:
Fourth Quarter	$17.50	$13.33
Third Quarter	13.93	9.89
Second Quarter	20.50	9.89
First Quarter	21.57	14.56

As of March 7, 2008, there were 21,768,855 shares of our common stock issued and outstanding and held by approximately 57 stockholders of record. We estimate that there are approximately 4,500 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Based on the terms of our Amended and Restated Credit Agreement with Wells Fargo Bank, National Association, we are prevented from paying dividends without the prior approval of the bank.

Securities Authorized for Issuance Under Equity Compensation Plans

Additional information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this report on Form 10-K.

Stock Performance Graph

The following information of Part II Item 5 is being furnished and shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor will it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference thereto.

The following graph shows a comparison, from January 1, 2003 through December 31, 2007, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2007, 2006, 2005, 2004 and 2003 and for each of the years in the five-year period ended December 31, 2007, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the consolidated statements of operations data for the years ended December 31, 2004 and 2003 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2007[a]	2006[a]	2005	2004 [a]	2003 [a]
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$118,374	$89,915	$43,045	$36,506	$31,006
Cost of revenue	43,100	33,665	16,092	15,015	12,786

Gross profit	75,274	56,250	26,953	21,491	18,220

Operating expenses:
Marketing and selling	28,202	21,944	11,396	11,305	12,775
Research and development	15,645	10,604	4,318	3,672	3,682
General and administrative	15,214	11,004	5,806	6,626	4,984
Acquired in-process research and development[b]	300	9,800	—	470	—
Restructuring	—	—	—	776	—

Total operating expense	59,361	53,352	21,520	22,849	21,441

Income (loss) from operations	15,913	2,898	5,433	(1,358)	(3,221)
Other income, net	101	225	1,228	310	597

Income (loss) before provision for income taxes	16,014	3,123	6,661	(1,048)	(2,624)
Provision for income tax expense	6,234	4,050	509	297	4

Income (loss) from continuing operations	9,780	(927)	6,152	(1,345)	(2,628)
Discontinued operations	—	—	—	(1,062)	(116)

Net income (loss)	$9,780	$(927)	$6,152	$(2,407)	$(2,744)

Earnings (loss) per share:
Basic	$0.45	$(0.05)	$0.35	$(0.14)	$(0.17)

Diluted	$0.43	$(0.05)	$0.33	$(0.14)	$(0.17)

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	21,600	19,548	17,429	16,837	16,411
Diluted	22,815	19,548	18,693	16,837	16,411

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$11,916	$15,392	$52,209	$35,743	$37,635
Working capital	19,162	30,803	57,495	40,826	44,720
Total assets	189,571	124,163	77,395	59,257	57,020
Total debt	36,816	—	—	—	—
Total stockholders’ equity	115,718	101,026	68,965	52,728	52,632

a Results of operations of Neometrics, Fischer-Zoth, Bio-logic, Deltamed, Olympic and Xltek are included from their acquisition dates of July 2003, September 2004, January 2006, September 2006, October 2006, and November 2007, respectively.

b Acquired in-process research and development charges in 2007 are associated with our acquisition of Xltek, in 2006 with our acquisitions of Bio-logic and Olympic, and in 2004 with our acquisition of Fischer-Zoth.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2007 Overview. A summary of key information concerning the financial results for 2007 and changes from 2006.

•

Application of Critical Accounting Policies.    A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require critical judgments and estimates.

•	Results of Operations. An analysis of our results of operations for the three years presented in the financial statements.

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, and contractual obligations.

•	Quantitative and Qualitative Disclosures about Market Risk. A summary of currency exchange issues and interest rate hedging.

•	Off-Balance Sheet Arrangements. An analysis of off-balance sheet arrangements.

•	Recent Accounting Pronouncements. A recap of recently issued accounting pronouncements that may have an impact on our results of operations, financial position or cash flows.

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

Business

Natus provides healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions. We develop, manufacture, and market advanced neurodiagnostic and newborn care products to healthcare professionals. Our product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

Our principal product families and product lines consist of:

Hearing

Newborn Hearing Screening.    ALGO, ABaer, AuDX, and Echo-Screen

Diagnostic Hearing Assessment.    Navigator, AuDX Pro, Scout, and Cochlea-Scan

Monitoring Systems for Neurology

Diagnostic EEG Monitoring.     Ceegraph VISION, Kortex, Coherence, and CFM 6000

Diagnostic Sleep Analysis.    Sleepscan VISION, Sleepworks, and Coherence

Diagnostic EMG.    NeuroMAX and XCalibur

Intra-operative Monitoring.    Protektor

Newborn Care

Cool-Cap, NeoBLUE, Bili-Lites, Smart Scales, Neometrics MSDS,

Other

HINT, Pasteurmatic washer and pasteurizer, Bio-Clean Sterile Dryer, and VAC-PAC.

Our revenue is generated almost exclusively from sales of devices and systems, which are generally non-recurring, and related supplies and services, which are generally recurring.

We sell our products in the United States primarily through a direct sales organization and also sell certain products through distributors and under private-label agreements. We sell our products outside the U.S. primarily through a distributor sales channel, which consists of distributors selling Natus products into more than 80 countries; however, we sell some of our products in France and Germany through a direct sales organization. We previously had direct sales organizations in Japan and the United Kingdom (“U.K.”). In 2004 we ceased selling through a direct sales force in Japan and began to sell through a distributor, and in February 2006 we ceased selling through a direct sales force in the U.K. and began to sell through a distributor.

We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 33% of our revenue during 2007, compared to 29% of our revenue during 2006. The increase in international sales as a percent of total sales in 2007 compared to 2006 was attributable to our acquisition of Olympic and strong sales from Fischer-Zoth. We anticipate that international revenue will increase as a percent of revenue in the future.

We estimate that approximately 95% of the children born in the U.S. are currently being tested for hearing impairment prior to discharge from the hospital. As such, the U.S. market is mature and competitive. We derive a significant portion of our revenue from the sale of disposable supplies that are used with our screening devices. Because these products can generate high margins, we may face increasing competition. We believe that our primary competitive advantage relates to the functionality and reliability of our products and that other suppliers may compete against us by offering lower prices.

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

Year 2007 Overview

In the first quarter of 2007, we began marketing the Olympic Cool-Cap, a Class III medical device. The Cool-Cap system, which is the only FDA-approved device for the treatment of hypoxic ischemic encephalopathy (“HIE”) in term newborns, provides selective head cooling to prevent or reduce the severity of neurologic injury associated with HIE.

In June 2007 we put a hold on domestic shipments of Cool-Cap units in order to update some of the components used in its manufacture and submitted a PMA supplement to the FDA in October 2007 seeking approval of the component updates. The FDA approved the PMA supplement on February 5, 2008; however, we were unable to ship any Cool-Cap units in the U.S. during the second half of 2007. Our inability to ship Cool-Cap units in the U.S. also affected our sales of the Olympic Cerebral Function Monitor, as the Cool-Cap and CFM are sold into level three NICU’s together as a system.

In October 2007 we received a warning letter from the FDA that focused on process deficiencies at our Olympic facility in Seattle, Washington. As a result, we initiated a voluntary plant shutdown for the month of November 2007. After reviewing processes at the facility, we responded to the FDA’s warning letter in late November 2007. To date, the FDA has had no further communication with us concerning this matter.

On November 29, 2007 we acquired Excel-Tech Ltd. (“Xltek”) for $64 million. Xltek, based in Oakville, Ontario, Canada and which was publicly traded on the Toronto exchange, develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. Xltek reported revenue of approximately $26.7 million during its fiscal year ended January 31, 2007.

Shortly after the acquisition of Xltek we initiated integration and restructuring activities at their facility that resulted in an immediate reduction of 15 employees, with further cost synergies expected later in the second half of 2008.

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

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized. Negotiated pricing and discounts for sales subject to GPO contract terms are recognized as a reduction of the selling price of our products.

Allowance for doubtful accounts

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate, assessment of our average accounts receivable aging days, and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Based on the results of our analyses, activity associated with our provision for doubtful accounts has historically been within our expectations. Any future determination that our allowance for estimated uncollectible accounts receivable is not properly stated could result in a change in our operating expenses and results of operations.

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

Carrying value of intangible assets

We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges. We carry goodwill and any other intangible assets with indefinite lives at original cost but do not amortize them. Any future determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges, which could significantly impact our operating results.

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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the estimated fair value of a reporting unit to the basis of the underlying net assets of such reporting unit. To determine the estimated fair value of our reporting units, we utilize subjective valuations based upon discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of factors including estimates of forecasted revenue and costs, and appropriate discount rates, as use of a higher rate will result in a lower estimate of fair value. In performing the discounted cash flow analysis, we use discount rates consistent with the risk-adjusted discount rates utilized in our valuation analyses pursuant to Statement of Financial Accounting Standards No. (“SFAS”) 141, Business Combinations. Use of discount rates that were 150% of the rates we utilized would have had no impact on the conclusions we reached in our impairment analysis.

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

Share-based compensation

On January 1, 2006, we adopted SFAS 123R, Share-Based Compensation, using the modified prospective approach. With the adoption of SFAS 123R, the Company now records the fair value of share-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected dividend yield, risk-free interest rate, expected stock-price volatility, expected term, and forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, expected stock-price volatility, expected life, and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates. If we used different assumptions, we would have recorded different amounts of share-based compensation.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statement of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Years Ended December 31,
	2007	2006	2005
Revenue	100.0%	100.0%	100.0%
Cost of revenue	36.4	37.4	37.4

Gross profit	63.6	62.6	62.6

Operating expenses:
Marketing and selling	23.8	24.4	26.5
Research and development	13.2	11.8	10.0
General and administrative	12.8	12.3	13.5
Acquired in-process research and development	0.3	10.9	—

Total operating expenses	50.1	59.4	50.0

Income from operations	13.5	3.2	12.6
Other income, net	0.1	0 .3	2.8

Income before provision for income taxes	13.6	3.5	15.4
Income tax provision	5.3	4.5	1.2

Net income (loss)	8.3%	(1.0)%	14.2%

Acquisitions

We completed four significant acquisitions during 2007 and 2006, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2007, 2006 and 2005.

•	Xltek. This acquisition was completed on November 29, 2007. Xltek reported revenue of approximately $26.7 million during its last completed fiscal year prior to the acquisition.

•	Olympic Medical. This acquisition was completed on October 16, 2006. Olympic reported revenue of approximately $15.0 million during its last completed fiscal year prior to the acquisition.

•	Deltamed. This acquisition was completed on September 6, 2006. Deltamed reported revenue of approximately $5.4 million during its last completed fiscal year prior to the acquisition.

•	Bio-logic. This acquisition was completed on January 5, 2006. Bio-logic reported revenue of approximately $31.6 million during its last completed fiscal year prior to the acquisition.

Comparison of 2007 and 2006

Operating Results

We analyze our revenue from two perspectives. Because our acquisitions have been significant, we measure the contribution to consolidated revenue of the businesses we acquire. We also analyze our revenue as coming from two sources: sales of devices and systems, and sales of related supplies and services. We report freight revenue separate from these two sources.

Our revenue increased 32%, or $28.5 million, to $118.4 million in 2007, from $89.9 million in 2006. Xltek contributed to $2.2 million of our revenue in 2007. Olympic and Deltamed contributed to $20.5 million of the increase.

Revenue from devices and systems was $73.2 million in 2007, representing an increase of 42% or $21.6 million, from $51.6 million reported in 2006. Olympic and Deltamed contributed to $17.1 million of this increase. Revenue from supplies and services was $43.5 million in 2007, representing an increase of 18% or $6.6 million, from $36.9 million in 2006. Olympic and Deltamed contributed to $3.4 million of this increase.

Revenue from devices and systems was 62% of total revenue in 2007, compared to 57% in 2006, and revenue from supplies and services was 37% of total revenue in 2007 compared to 41% of revenue in 2006. The changes in the percentages from 2006 to 2007 resulted primarily from the contribution of a full year of operations from Olympic, whose mix of sales includes more devices than our existing product lines. Freight revenue of $1.6 million in 2007 represented 1% of total revenue, while freight revenue of $1.4 million in 2006 represented 2% of total revenue.

No customer accounted for more than 10% of our revenue in either 2007 or 2006. Revenue from domestic sales increased 23% to $78.9 million in 2007, from $64.0 million in 2006. Revenue from international sales increased 52% to $39.5 million in 2007, compared to $25.9 million in 2006. Revenue from domestic sales was 67% of total revenue in 2007, compared to 71% in 2006, and revenue from international sales was 33% of total revenue in 2007 compared to 29% of revenue in 2006. The changes in the percentages from 2006 to 2007 resulted primarily from the contribution of our German subsidiary, Fisher-Zoth, and a full year of operations from Olympic.

Our cost of revenue increased $9.4 million, or 28%, to $43.1 million in 2007, from $33.7 million in 2006. The increase was primarily due to our increased sales, and also includes $175,000 of share-based compensation expense in 2007 compared to $116,000 in 2006. Gross profit increased $19.0 million, or 34%, to $75.3 million in 2007 from $56.3 million in 2006, primarily due to our increased sales. Gross profit as a percentage of revenue was 64% in 2007 compared to 63% in 2006.

Total operating costs increased $6.0 million, or 11%, to $59.4 million in 2007, from $53.4 million in 2006. The operations of Olympic and Deltamed contributed to $4.1 million of the increase in operating costs, and Xltek contributed to $1.4 million of the increase. In addition, operating expense in 2007 included a charge for in-process research and development of $300,000, compared to charges of $9.8 million in 2006. We also recorded $1.9 million of employee share-based compensation expense in 2007 compared to $1.3 million in 2006. Our operating costs other than the charges for in-process research and development declined as a percentage of revenue in 2007 relative to 2006.

In February 2008, we adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, we will centralize the research and development activities supporting each of our three main product families, eliminate redundancies in North American field sales and service personnel resulting from the acquisition of Xltek, and eliminate certain production resources. We expect these actions to be essentially cost neutral in 2008, as savings during the year will be largely offset by severance costs.

Our marketing and selling expenses increased $6.3 million, or 29%, to $28.2 million in 2007 from $21.9 million in 2006. Olympic and Deltamed contributed to $3.2 million of the increase, while the marketing and selling expenses of Xltek were $645,000. We recorded $509,000 of employee share-based compensation expense in marketing and selling expenses in 2007 compared to $483,000 in 2006.

Our research and development expenses increased $5.0 million, or 47%, to $15.6 million in 2007 from $10.6 million in 2006. Olympic and Deltamed contributed to $3.1 million of the increase, while the research and development expenses of Xltek were $199,000. We recorded $108,000 of employee share-based compensation expense in research and development expenses in 2007, compared to $111,000 in 2006.

Our general and administrative expenses increased $4.2 million, or 38%, to $15.2 million in 2007 from $11.0 million in 2006. General and administrative expenses of Xltek were $238,000 and Olympic and Deltamed represented $1.8 million of the increase. In addition, outside consulting costs increased by $1.1 million, primarily due to incremental legal, auditing, tax consulting, and other outside services associated with the increase in the size of the Company resulting from our acquisitions. In addition we recorded $1.3 million of employee share-based compensation expense in general and administrative expenses in 2007 compared to $695,000 for 2006.

Other income, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported net other income of $101,000 in 2007, compared to $225,000 in 2006. The net decrease in other income, net is due to an increase in foreign currency exchange losses. Unrealized exchange gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income. In connection with the acquisition of Xltek, in mid October 2007 the Company entered into a forward contract for the purchase of CAD $50 million. This contract was executed on November 27, 2007, and resulted in a currency hedging loss of approximately $480,000. During the two days between the execution of the contract and the funding of the acquisition, the Company incurred an additional currency loss of $250,000. The Company did not enter into any other significant hedging activities in 2007 or 2006.

We recorded income tax expense of $6.2 million in 2007, compared to $4.1 million recorded in 2006. Our effective tax rate for 2007 was 38.9% compared to 44.9% in 2006. Our effective tax rate decreased in 2007 because of research and development tax credits, tax deductions for domestic manufacturing, and tax deductions associated with disqualifying dispositions of stock purchased by our employees under our stock awards and stock purchase plans. At December 31, 2007, we had federal net operating loss carryforwards of approximately $4.2 million and federal research credit carryforwards of $110,000 available to offset future taxable income. Income tax expense related to our international operations is based on the statutory rates in those jurisdictions.

Comparison of 2006 and 2005

Operating Results

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

Total operating costs increased $31.8 million, or 148%, to $53.4 million in 2006, from $21.5 million in 2005. The operations of Bio-logic, Deltamed, and Olympic contributed to $19.4 million of the increase, while charges for in-process research and development contributed an additional $9.8 million; we had no such costs in 2005. Our operating costs other than the charges for in-process research and development declined as a percentage of revenue in 2006 relative to 2005. We also recorded $1.3 million of employee share-based compensation expense in 2006 for which there was no cost in 2005.

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

Other income (expense) net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported a net other income of $225,000 in 2006, compared to $1.2 million in 2005. The reduction in net other income resulted primarily from the decrease in our investment portfolio and an increase in interest expense related to a bank obligation outstanding during ten months of 2006, both of which were related to our acquisition of Bio-logic in January 2006. Our net foreign currency gains and losses were not material in 2006 or 2005. Unrealized translation gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income.

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

Liquidity and Capital Resources

Comparison of 2007 and 2006

Liquidity represents our ability to generate sufficient cash flows from operating activities, and to obtain financing, to meet our obligations and commitments

As of December 31, 2007, we had cash and cash equivalents of $11.9 million, stockholders’ equity of $115.7 million, and working capital of $19.2 million, compared with cash and cash equivalents of $15.4 million, stockholders’ equity of $101.0 million, and working capital of $30.8 million as of December 31, 2006. The reduction in our cash and cash equivalents is primarily related to our acquisition of Xltek.

On November 29, 2007, we acquired Xltek for $64 million in cash, of which $35 million was funded by the credit facility described below, $14 million was provided by Xltek cash, and $15 million was provided by our existing cash.

On November 28, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement restates and supercedes the credit agreement that we entered into with Wells Fargo on November 8, 2006. We paid to Wells Fargo a commitment fee of $350,000 for the credit facilities provided under the Credit Agreement. The credit facility consists of a $25 million Term Loan to be used for working capital and general corporate purposes, and to finance a portion of our acquisition of Xltek, and a Revolving Line of Credit in the amount of $13.0 million to be used for working capital and general corporate purposes, and to finance a portion of our acquisition of Xltek. On November 28, 2007, we borrowed $10 million under the Revolving Line of Credit, and at December 31, 2007 we had $3.0 million available for additional borrowing. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. At December 31, 2007, we were in compliance with all covenants of the revolving credit facility and there was an outstanding balance of $25 million under the Term Loan and $10 million under the Revolving Line of Credit. The Company has granted Wells Fargo a security interest in all of the assets of the Company.

As a result of our acquisition of Xltek, our cash reserves and working capital have been significantly reduced. However, we believe that our current cash and cash equivalents, and any cash generated from operations will be sufficient to fund our ongoing operations for the foreseeable future. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

Net cash provided by operations increased by $7.7 million for the year ended December 31, 2007 to $10.9 million, compared to $3.2 million for the same period in 2006. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $17 million in 2007, compared to $13.7 million in 2006. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $6.1 million in the 2007 fiscal year compared to an outflow of $10.5 million in the 2006 fiscal year.

We used cash for investing purposes of $52.7 million for the year ended December 31, 2007, compared to $59.5 million in the same period in 2006. We used $2.1 million and $2.4 million of cash to acquire property and equipment, during the year ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, we used $50 million of cash to acquire businesses compared to $71.8 million used during the year ended December 31, 2006. In 2006 we generated $12.2 million of cash through the sale of short-term investments and $2.5 million from the sale of land. We had no similar sources of cash during the year ended December 31, 2007.

Cash provided by financing activities was $37.6 million in the year ended December 31, 2007, compared to $32.0 million in 2006. Sources of cash from financing activities in 2007 were primarily from borrowings under our credit agreement of $35.0 million, exercises of stock options pursuant to our stock awards plans, and purchases of our stock by employees pursuant to our Employee Stock Purchase Plan in the amount of $2.0 million, compared with proceeds from the issuance of common stock of $29.2 million, borrowing net of repayments under our credit agreement of $10.0 million, exercises of stock options pursuant to our stock awards plans and purchases of our stock by employees pursuant to our Employee Stock Purchase Plan in the amount of $1.7 million in 2006. During 2007 we also realized an excess tax benefit of $598,000 on the exercise of employee stock options compared with an excess tax benefit of $1.1 million in 2006 that was recorded in both years as an increase to stockholders’ equity.

Comparison of 2006 and 2005

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

On November 8, 2006 we entered into a $15.0 million revolving credit facility and transferred the outstanding balance of an existing term credit facility to the revolving facility. We repaid the outstanding balance of the revolving credit facility later in November 2006.

Net cash provided by operations was $3.2 million in 2006 compared to net cash provided by operations of $7.9 million in 2005. Cash provided by operation in 2006 was largely attributable to our net loss for the year offset by substantial non-cash charges for in-process research and development, and depreciation and amortization. Additionally, during the 2006 period, we assumed accrued liabilities of $2.5 million and $2.7 million, respectively, associated with the Bio-logic and Olympic acquisitions that were paid off shortly after the acquisitions were consummated. The reduction of these accrued liabilities reduced cash provided by operations by $5.2 million in 2006. Increases in accounts receivable, inventories, and accounts payable of $11.9 million, $8.3 million, and $6.3 million, respectively, were largely the result of our acquisitions.

Other than $71.8 million of the Company’s cash used to acquire Bio-logic, Deltamed, the Nascor assets, and Olympic, offset by sales of short-term investments, cash used in investing activities in 2006 was $2.4 million, primarily to acquire equipment, offset by proceeds from the sale of land of $2.5 million and a reduction in deposits and other assets. In 2005, we used $480,000 for earnout payments associated with our previous acquisitions and $931,000 for purchases of equipment.

Cash provided by financing activities was $32.0 million in the year ended December 31, 2006, compared to $10.2 million in 2005. During 2006 we raised $29.3 million in a registered common stock offering, and during 2005 we raised $7.1 million in a private placement of our stock. Other sources of cash from financing activities were primarily from exercises of stock options pursuant to our stock awards plans and purchases of our stock by employees pursuant to our Employee Stock Purchase Plan in the amount of $1.7 million and $3.0 in the years ended December 31, 2006 and 2005, respectively. During 2006 we also realized an excess tax benefit of $1.1 million on the exercise of employee stock options that was recorded as an increase to stockholders’ equity.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. On November 28, 2007 we entered into a $13.0 million revolving credit facility and $25.0 million term loan. The outstanding principal due under the credit facility at December 31, 2007 was $35.0 million. On November 29, 2007 we acquired Xltek and assumed $2 million of term debt.

The following table summarizes our contractual obligations and commercial commitments as of December 31, 2007 (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$12,609	$12,609	$—	$—	$—
Operating lease obligations	3,686	1,050	2,318	318	—
Term Loans and Credit Facility (including interest)	40,625	20,732	18,840	1,053	—

Total	$56,920	$34,391	$21,158	$1,371	$—

Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. The table above does not include obligations under employment agreements for services rendered in the ordinary course of business.

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our FIN 48 liability for uncertain tax positions. See Note 14 of our consolidated financial statements for further discussion on income taxes.

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S, Canada, and Europe and sell those products primarily in the U.S., Europe, and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars and Euros and with the acquisition of Xltek in November 2007, a small portion of our sales are now denominated in Canadian dollars. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2007. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments and cash equivalents. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2007 through the date of maturity on those investments.

The fair value of our short-term investments and cash equivalents is also sensitive to changes in the general level of interest rates in the U.S., and the fair value of our portfolio will fall if market interest rates increase.

However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2007, the fair value of our portfolio would decline by an immaterial amount. At December 31, 2007 we did not hold any short-term investments or cash equivalents with maturities greater than 90 days.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2007. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2007. We had no other off-balance sheet arrangements during any of fiscal 2007, 2006 or 2005 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1—Organization and Significant Accounting Policies to the Consolidated Financial Statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: our expectations regarding the sufficiency of our cash to meet cash flow requirements, the cost of share-based compensation expense under SFAS 123R, our intention to acquire additional technologies, products or businesses, and the expected cost savings from restructuring activities adopted in February 2008.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption “Risk Factors” contained in Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is set forth in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk, and is incorporated by reference in this section.

ITEM 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements and Supplementary Data required by this Item are set forth where indicated in Item 15 of this report.

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
	(in thousands)
Revenue	$34,234	$28,830	$28,260	$27,050	$28,760	$21,806	$19,966	$19,383
Cost of revenue	12,645	10,129	10,151	10,175	10,857	8,299	7,216	7,294

Gross profit	21,589	18,701	18,109	16,875	17,903	13,507	12,750	12,089
Gross profit percentage	63.1%	64.9%	64.1%	62.4%	62.2%	61.9%	63.9%	62.4%
Operating expenses:
Marketing and selling	8,054	6,752	6,900	6,496	6,979	4,809	4,993	5,161
Research and development	3,570	3,879	4,372	3,824	3,217	2,438	2,459	2,490
General and administrative	3,855	3,662	3,589	4,108	3,076	2,994	2,779	2,155
Acquired IPR&D	300	—	—	—	3,900	—	—	5,900

Total operating expenses	15,779	14,293	14,861	14,428	17,172	10,241	10,231	15,706

Income (loss) from operations	5,810	4,408	3,248	2,447	731	3,266	2,519	(3,617)
Other income (expense), net	(589)	213	234	241	210	146	(18)	(113)

Income (loss) before provision for income taxes	5,221	4,621	3,482	2,688	941	3,412	2,501	(3,730)
Provision for income tax	2,442	1,465	1,156	1,169	429	1,543	1,130	949

Net income (loss)	$2,779	$3,156	$2,326	$1,519	$512	$1,869	$1,371	$(4,679)

Earnings (loss) per share:
Basic	$0.13	$0.15	$0.11	$0.07	$0.02	$0.09	$0.07	$(0.25)

Diluted	$0.12	$0.14	$0.10	$0.07	$0.02	$0.09	$0.07	$(0.25)

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	21,687	21,646	21,584	21,466	21,329	19,749	18,597	18,485
Diluted	22,908	22,965	22,830	22,734	22,671	20,860	19,923	18,485

We acquired Excel-Tech Ltd. in November 2007, Olympic Medical Corp. in October 2006, Deltamed SA in September 2006 and Bio-logic Systems Corp. in January 2006. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our chief executive officer and chief financial officer determined that as of December 31, 2007 our disclosure controls and procedures were effective for the purpose set forth above.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15-(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. We acquired Xltek in November 2007, and as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, the internal control over financial reporting of this entity. Total assets related to Xltek of $62.8 million, including goodwill and intangibles, and revenue for the period from the date of acquisition of Xltek to December 31, 2007 of $2.2 million were included in our consolidated financial statements as of and for the year ended December 31, 2007. Our assessment of internal control over financial reporting excluded an evaluation of the internal control over financial reporting of this entity as of December 31, 2007.

Our independent registered public accounting firm, Deloitte & Touche LLP. has audited the consolidated financial statements of Natus Medical Incorporated for the three years ended December 31, 2007 and have issued an attestation report on the effectiveness of our internal controls over financial reporting , which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the internal control over financial reporting of Natus Medical Incorporated and its subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Excel-Tech Ltd., which was acquired on November 29, 2007 whose financial statements constitute 55% and 33% of net and total assets respectively, 2% of revenues, and 3% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Excel-Tech. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule listed in the Index at Item 15(a)(2), as of and for the year ended December 31, 2007 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule.

DELOITTE & TOUCHE LLP

San Francisco, California

March 14, 2007

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

ITEM 10.	Directors, Executive Officers, and Corporate Governance

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

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of our Board of Directors are Ken Ludlum, Robert A. Gunst, and Mark D. Michael. Our Board of Directors has determined that Ken Ludlum is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

The information required by this Item concerning our corporate governance is incorporated by reference to our Proxy Statement including but not necessarily limited to the section entitled Corporate Governance.

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Awards Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,879,667	$8.23	9,984,319
Equity compensation plans not approved by security holders	—	—	—

Total	2,879,667	$8.23	9,984,319

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, and rights, 18,009 shares related to outstanding options under our 1991 Stock Option Plan, 2,494,658 shares related to outstanding options under our 2000 Stock Awards Plan, 150,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, and 230,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 4,996,564 shares remained available for future issuance under our 2000 Stock Awards Plan, 586,142 shares remained available for future issuance under our 2000 Director Option Plan, and 4,401,613 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Awards Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 1,500,000 shares of common stock; (b) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (c) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 100,000 shares of common stock; (b) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (c) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 650,000 shares of common stock; (b) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (c) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under, or the weighted average exercise price of outstanding rights under, the 2000 Employee Stock Purchase Plan.

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2008 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2008 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2008 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense		Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$552	$394	$243		$(196)	$993
Accrued warranty costs	$877	$229	$213		$(319)	$1,000
Year ended December 31, 2006
Allowance for doubtful accounts	$173	$479	$18		$(118)	$552
Accrued warranty costs	$248	$429	$553		$(353)	$877
Year ended December 31, 2005
Allowance for doubtful accounts	$472	$—	$(253	)(a)	$(46)	$173
Accrued warranty costs	$253	$—	$206		$(211)	$248

(a)	Reversal of allowance for doubtful accounts

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
1.1	Common Stock Purchase Agreement dated August 17, 2006 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	08/18/2006

2.2	Stock Purchase Agreement dated as of October 16, 2006 by and between Natus Medical Incorporated and Jay A. Jones and Mary J. Jones as Husband and Wife	8-K	2.01	000-33001	10/19/2006

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.3	Arrangement Agreement dated October 9, 2007, by and among Natus Medical Incorporated, Excel-Tech Ltd., and 4437713 Canada Inc.	8-K	10.1	00-33001	10/12/2007

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.01	000-33001	12/22/2007

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.3.3	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan

10.4	Natus Medical Incorporated 2000 Director Option Plan

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	Patent License Agreement dated June 30, 1998 between Natus Medical Incorporated and The Leland Stanford Junior University	S-1	10.7	333-44138	08/18/2000

10.7	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.8	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.9	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.10*	Memorandum of Understanding dated December 7, 2000 between Natus Medical Incorporated and The Ludlow Company LP	S-1	10.14	333-44138	08/18/2000

10.11	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.11.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.14	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.24	000-33001	03/27/2003

10.15	Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 12, 2004	10-Q	10.28	000-33001	05/13/2004

10.16	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers	8-K	10.1	000-33001	12/20/2006

10.17	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.18	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 54)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 14, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 14, 2008

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 14, 2008

/s/ Doris Engibous (Doris Engibous)	Director	March 14, 2008

/s/ Ken Ludlum (Ken Ludlum)	Director	March 14, 2008

/s/ Mark D. Michael (Mark D. Michael)	Director	March 14, 2008

/s/ William M. Moore (William M. Moore)	Director	March 14, 2008

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and its subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 14 to consolidated financial statements, the Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 and also as discussed in Notes 1 and 11, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

San Francisco, California

March 14, 2008

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$11,916	$15,392
Accounts receivable, net of allowance for doubtful accounts of $993 and $552	27,018	20,347
Inventories	19,264	11,743
Prepaid expenses and other current assets	3,402	1,874
Deferred income tax	3,974	2,240

Total current assets	65,574	51,596
Property and equipment, net	14,504	7,897
Intangible assets	54,177	37,297
Goodwill	54,961	25,790
Other assets	355	1,583

Total assets	$189,571	$124,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$9,763	$8,236
Current portion of long-term debt	18,554	—
Accrued liabilities	13,362	10,470
Deferred revenue	4,732	2,087

Total current liabilities	46,411	20,793
Long-term debt	18,262	—
Other liabilities	2,636	—
Deferred income tax	6,544	2,344

Total liabilities	73,853	23,137

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 21,923,509 and 21,391,091	137,837	133,071
Accumulated deficit	(22,815)	(31,677)
Accumulated other comprehensive income (loss)	696	(368)

Total stockholders’ equity	115,718	101,026

Total liabilities and stockholders’ equity	$189,571	$124,163

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue	$118,374	$89,915	$43,045
Cost of revenue	43,100	33,665	16,092

Gross profit	75,274	56,250	26,953

Operating expenses:
Marketing and selling	28,202	21,944	11,396
Research and development	15,645	10,604	4,318
General and administrative	15,214	11,004	5,806
Acquired in-process research and development	300	9,800	—

Total operating expenses	59,361	53,352	21,520

Income from operations	15,913	2,898	5,433
Other income, net	101	225	1,228

Income before provision for income tax	16,014	3,123	6,661
Provision for income tax	6,234	4,050	509

Net income (loss)	$9,780	$(927)	$6,152

Earnings (loss) per share:
Basic	$0.45	$(0.05)	$0.35

Diluted	$0.43	$(0.05)	$0.33

Weighted average shares used in the calculation of net income (loss) per share:
Basic	21,600	19,548	17,429

Diluted	22,815	19,548	18,693

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2004	17,140,339	$89,373	$(36,902)	$257	$52,728
Exercise of stock options	618,921	2,555			2,555
Tax effect of option exercises		101			101
Issuance of stock	600,000	7,128			7,128
Employee stock purchase plan	85,493	477			477
Unrealized gain on available- for-sale investments				(20)	(20)	$(20)
Foreign currency translation adjustment				(156)	(156)	(156)
Net income			6,152		6,152	6,152

Comprehensive income						$5,976

Balances, December 31, 2005	18,444,753	99,634	(30,750)	81	68,965
Exercise of stock options	275,543	1,349			1,349
Tax effect of option exercises		1,051			1,051
Issuance of stock	2,645,000	29,250			29,250
Employee stock purchase plan	25,795	382			382
Compensation expense for stock options		1,405			1,405
Unrealized gain on available- for-sale investments				2	2	$2
Foreign currency translation adjustment				(451)	(451)	(451)
Net (loss)			(927)		(927)	(927)

Comprehensive loss						$(1,376)

Balances, December 31, 2006	21,391,091	133,071	(31,677)	(368)	101,026
Exercise of stock options	289,139	1,540			1,540
Tax effect of options exercises		598			598
Issuance of restricted stock	210,684
Employee stock purchase plan	32,595	505			505
Compensation expense for stock options		2,123			2,123
FIN 48			(918)		(918)
Foreign currency translation adjustment				1,064	1,064	$1,064
Net income			9,780		9,780	9,780

Comprehensive income						$10,844

Balances, December 31, 2007	21,923,509	$137,837	$(22,815)	$696	$115,718

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$9,780	$(927)	$6,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	300	9,800	—
Accounts receivable reserves	243	18	(253)
Excess tax benefits on the exercise of stock options	(598)	(1,051)	—
Depreciation and amortization	4,947	3,921	1,988
Loss on disposal of property and equipment	45	—	—
Warranty reserve	213	553	206
Share based compensation	2,123	1,405	—
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(3,125)	(5,683)	(1,567)
Inventories	(3,970)	(1,767)	865
Other assets	448	(1,271)	(465)
Accounts payable	(424)	(201)	(131)
Accrued liabilities	(982)	(493)	1,858
Deferred revenue	365	828	160
Deferred taxes	1,573	(1,899)	(930)

Net cash provided by operating activities	10,938	3,233	7,883

Investing activities:
Acquisition of businesses, net of cash acquired	(49,951)	(71,773)	(480)
Sale of land, net of costs	—	2,492	—
Acquisition of property and equipment	(2,126)	(2,432)	(931)
Acquisition of intangibles Acquisition of intangibles	(649)	—	—
Deposits and other assets	—	83	10
Purchases of short-term investments	—	—	(24,866)
Sales of short-term investments	—	12,163	32,188

Net cash provided by (used in) investing activities	(52,726)	(59,467)	5,921

Financing activities:
Proceeds from stock option exercises and ESPP	2,045	1,731	3,032
Borrowing on credit facility	35,000	10,000	—
Proceeds from issuance of common stock, net of issuance cost	—	29,250	7,128
Excess tax benefits on the exercise of stock options	598	1,051	—
Payments on borrowings	(18)	(10,000)	—

Net cash provided by financing activities	37,625	32,032	10,160

Exchange rate effect on cash and cash equivalents	687	(452)	(157)

Net increase (decrease) in cash and equivalents	(3,476)	(24,654)	23,807
Cash and cash equivalents, beginning of year	15,392	40,046	16,239

Cash and cash equivalents, end of year	$11,916	$15,392	$40,046

Supplemental disclosure of cash flow information:
Cash paid for interest	$235	$589	$—

Cash paid for income taxes	$2,368	$998	$302

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

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

In July 2003 the Company acquired the assets of Neometrics, Inc., (“Neometrics”) located in Hauppauge, New York. In September 2004 the Company acquired Fischer-Zoth Diagnosesysteme GmbH and related entities (“Fischer-Zoth”) located near Munich, Germany. In January 2006, the Company acquired Bio-logic Systems Corp. (“Bio-logic”) located near Chicago, Illinois. In September 2006, the Company acquired Deltamed S.A. and related entities (“Deltamed”) located in Paris and Bordeaux, France. In October 2006, the Company acquired Olympic Medical Corp. (“Olympic”) located in Seattle, Washington. In November 2007, the Company acquired Excel-Tech Ltd. (“Xltek”) located near Toronto, Ontario, Canada.

In July 2000, the Company established a wholly-owned subsidiary in Japan; this subsidiary was substantially liquidated during 2004. In December 2000, the Company established a wholly-owned subsidiary in the U.K. In February 2006, the Company ceased selling through a direct sales force in the U.K. and began to sell through a distributor. The Company is currently evaluating whether or not it will maintain its U.K. subsidiary as a legal entity.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, goodwill, sales and use tax obligations, share-based compensation, deferred income taxes, and reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

Revenue Recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Revenue from sales of

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

certain EEG and PSG systems is recognized in accordance with FASB Statement of Position 97-2, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. When contractual arrangements contain multiple elements, revenue is allocated to each element based on its relative fair value determined using prices charged when elements are sold separately. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head-cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

information, such as bankruptcy filings or liquidity problems of customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years office furniture and equipment, three to four years for computer software and hardware, three to six years for demonstration and loaned equipment, and 30 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized.

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

Goodwill is tested for impairment on October 1st of each year; however, this assessment may take place at any time in the event of changes in circumstances that indicate the carrying value may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the basis of the underlying net assets of such reporting unit. To determine the fair value of the reporting unit, the Company utilizes subjective valuations for the reporting unit based on a discounted cash flow analysis. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss. No impairment was recorded in any of the years presented.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Acquired intangible assets with definite lives are being amortizing using the straight-line and graded methods over periods ranging from seven to 20 years.

Research & Development and Capitalized Software Development Costs

Costs incurred in research and development are charged to operations as incurred. Some of the Company’s products include imbedded software which is essential to the product’s functionality. In accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. The Company capitalizes software development costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software development costs are amortized on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for employee share-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board No. (“APB”) 25 and SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Since the Company granted options with exercise prices equal to the fair value of the Company’s stock on the date of grant, no intrinsic value and therefore no expense was recorded for these options under APB 25.

Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified prospective approach and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, share-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards are being expensed under the single-option straight line method using the same fair value measurements that were used in calculating pro forma share-based compensation expense under SFAS 123. However, in adopting SFAS 123R, the Company reviewed the inputs for volatility under the Black-Scholes valuation methodology and determined that the volatility inputs originally used for grants of options in 2004 and 2005 were overstated, which resulted in the reported pro forma expense being overstated by an immaterial amount The Company has not adjusted the previously reported pro forma expense. For share-based awards granted on or after January 1, 2006, the Company is amortizing share-based compensation expense under the single-option straight line method over the requisite service period, which is generally a four-year vesting period. See Note 11.

Under SFAS 123R, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. The Company’s employee stock options have characteristics significantly different from those of traded options. Similar to other option pricing models, it requires the input of highly subjective assumptions, including stock price volatility. Changes in the subjective input assumptions can materially affect the estimated fair value of the Company’s stock options.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2007, such that expense was recorded only for those

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

share-based awards that are expected to vest. Under APB 25, to the extent awards were forfeited prior to vesting, the previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS 123R and for the year ended December 31, 2007, the Company did not record a cumulative adjustment to account for the expected forfeitures of share-based awards granted to non-employees prior to January 1, 2006 (primarily consultants to the Company), for which the Company previously recorded an expense, as the adjustment was not material.

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

Uncertain Tax Positions

The Company adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS 109, Accounting for Income Taxes, of a position in a tax return. Prior to adopting FIN 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency of the country where the subsidiary is located. Accordingly, unrealized exchange adjustments for foreign subsidiaries of $1.1 million, $(451,000) and $(156,000) for the years ended December 31, 2007, 2006 and 2005, respectively are included as a component of accumulated other comprehensive income (loss).

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2007 and 2006, net foreign currency transactions losses were $661,000 and $22,000, respectively. In 2005, net foreign currency transaction gains and losses netted to an immaterial amount. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, Canadian Dollar, and Euro.

Comprehensive Income

In accordance with SFAS 130, Reporting Comprehensive Income, the Company reports by major components and as a single total the change in its net assets during the period from non-owner sources. The consolidated statement of comprehensive income (loss) has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income consists of net unrealized gains and losses on available for sale securities and realized exchange gains and losses on foreign operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

For the year ended December 31, 2007, common stock equivalents of 1,215,944 were included in the weighted average shares outstanding used to calculate diluted income per share, while 345,182 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2006, common stock equivalents of 1,347,531 were included in the weighted average shares outstanding to calculate diluted income per share, while 1,348,000 shares were excluded from the calculation of diluted net loss per share because of their anti-dilutive effect. For the year ended December 31, 2005, common stock equivalents of 1,263,000 shares were included in the weighted average shares outstanding used to calculate diluted income per share, while 38,000 shares were excluded from the calculation.

Certain Significant Risks and Uncertainties

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents, and short-term investments consist of cash in bank accounts and investments in money market funds. To minimize its exposure to credit risk, the Company invests in highly liquid, high investment-grade financial instruments.

The Company sells its products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2007, 2006 or 2005.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No (“SFAS”) 141 (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. While the Company expects that SFAS 141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

2—BUSINESS COMBINATIONS

Xltek

On November 29, 2007, the Company completed the acquisition of Excel-Tech Ltd. (“Xltek”), based in Oakville, Ontario, Canada pursuant to an Arrangement Agreement dated as of October 9, 2007. Under the terms of the Arrangement Agreement, Natus acquired Xltek by means of a court-approved plan of arrangement in Canada. Xltek develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. The acquisition adds to the Company’s growth opportunities by broadening its product offerings in neurology, including Xltek’s products for the diagnosis of peripheral nervous system dysfunction.

The Company acquired all of the outstanding common shares of Xltek for a price of $3.25 Canadian (“CAD”) per share. All options and deferred share unit awards (whether vested or unvested) outstanding on the effective date of the acquisition were acquired by the Company in return for a cash payment of CAD $3.25 less the consideration deemed to have been paid by holder of the respective awards. The acquisition is valued at $64 million including direct costs and was funded with the Company’s available cash, $14 million of Xltek cash, and $35 million of borrowing on the Company’s credit facility with Wells Fargo Bank.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Xltek at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $26.3 million. This goodwill is expected to be non-deductible for tax purposes. Xltek’s results of operations are included in the consolidated financial statements from the date of the acquisition.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The determination of estimated fair value requires management to make significant estimates and assumptions. The Company determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$15,609
Accounts receivable	3,788
Inventories	3,550
Prepaid and other assets	751
Identifiable intangible assets:
Core technology	3,100
Developed technology	9,100
Customer-related	1,400
Tradenames	5,300
In-process research and development	300
Building and land	6,315
Property and equipment	298
Goodwill	26,325
Accounts payable	(1,951)
Accrued expenses and other current liabilities	(4,936)
Deferred revenue	(3,343)
Long-term debt	(1,602)

Total purchase price	$64,004

Valuing certain components of the acquisition, including primarily inventory, building, deferred tax assets and liabilities, and accrued expenses required the Company to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (a) core technology of $3.1 million assigned an average economic life of 20 years being amortized on the straight line method, (b) developed technology of $9.1 million assigned an economic life of 20 years being amortized on the straight line method, (c) customer-related intangible assets of $1.4 million assigned an economic life of seven years being amortized on the straight line method, and (d) tradenames of $5.3 million that have an indefinite life and are not being amortized.

Goodwill.    Approximately $26.3 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred tax assets (liabilities)/valuation allowance.    A preliminary estimate of $6.1 million has been allocated to current deferred tax assets, $8.8 million has been allocated to non-current deferred tax assets, and

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

$6.3 million has been allocated to non-current deferred tax liabilities, which primarily results from amortizable intangible assets. The net deferred tax asset of $8.6 million has been offset by a valuation allowance of $8.6 million. The net deferred tax asset after valuation allowance is zero. The future release of the valuation allowance will result in a reduction in goodwill.

In-process research and development.    A preliminary estimate of $300,000 has been allocated to in-process research and development and has been charged to operating expense as of the date of the acquisition. Due to its non-recurring nature, the in-process research and development expense has been excluded from the unaudited pro forma condensed combined statements of operations below.

Xltek is currently developing new products in several product areas that qualify as in-process research and development. Projects that qualify as in-process research and development represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. The Company believes there is a risk that these development efforts and enhancements will not achieve technology feasibility, or if they do, will not be competitive with other products using alternative technologies that offer comparable functionality.

The value assigned to in-process research and development was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects when completed, and discounting the net cash flows to their present value. The revenue estimates used to value the purchased in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Xltek and its competitors.

The estimates used in valuing in-process research and development are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

The following unaudited pro forma combined results of operations of Natus for the years ended December 31, 2007 and 2006 are presented as if the acquisition of Xltek had occurred on the first day of the periods presented.

Unaudited Pro Forma Financial Information

(in thousands, except per share data)

	December 31,
	2007	2006
Revenue	$144,496	$119,385
Net income (loss)	$5,051	$(8,799)
Pro forma diluted earnings (loss) per share	$0.22	$(0.45)
Shares used in computing pro forma diluted earnings (loss) per share	22,815	19,548

For purposes of the pro forma condensed combined financial information, interest expense was calculated on the debt outstanding based on the current prime rate as quoted by Wells Fargo Bank.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The unaudited pro forma financial information are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Company acquired Xltek on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Olympic

The Company acquired privately held Olympic Medical Corp. (“Olympic”) in October 2006 for $16.9 million cash, including direct costs of the acquisition. In addition the Company assumed and immediately paid $2.7 million of Olympic obligations associated with the acquisition. Olympic, based in Seattle, Washington develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurologic function of newborns. The acquisition enhances the Company’s growth opportunities by broadening its product offerings, which the Company is leveraging through its direct sales force in the U.S. and international distribution organization. The Company plans to retain Olympic Medical’s operations, as well as their established brands and existing products.

The Company is obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to $3.1 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap system. The Company recorded $599,000 of additional purchase consideration during the year ended December 31, 2007 pursuant to this earnout provision that was recorded as an increase of goodwill.

The Company made adjustments to the preliminary purchase price allocation of $204,000 during the year ended December 31, 2007 associated primarily with royalty arrangements and employee compensation, with offsetting increases in goodwill.

Deltamed

The Company purchased all the common stock of privately held Deltamed S.A., headquartered in Paris, France, and its wholly owned subsidiaries, Raciar-Alvar, located in Bordeaux, France, and IT-Med, located near Frankfurt, Germany (collectively “Deltamed”) in September 2006 for approximately $4.1 million cash including direct costs of the acquisition. Deltamed is a European manufacturer of medical devices used in the detection of neurological dysfunction, epilepsy, and sleep disorders through the use of electroencephalograph (“EEG”) and polysomnography (“PSG”) technologies. The acquisition adds to the Company’s international growth opportunities by broadening its product offerings and leveraging its distribution organization.

The Company made an adjustment to the preliminary purchase price allocation of $328,000 during the year ended December 31, 2007 associated with an increase in accrued liabilities related to employee severance costs with an offsetting increase in goodwill. The severance plan was formulated at the time of the acquisition and was finalized during the three months ended September 30, 2007.

Nascor

The Company completed the purchase of certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. in September 2006 for $953,000 in cash, including direct costs of the acquisition. The Company previously distributed certain Nascor products in the United States and certain other countries. This acquisition provides the Company with worldwide distribution rights and improved margins on these products.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based on the achievement of certain revenue targets. The Company made earnout adjustments to the purchase price allocation of $307,000 during the year ended December 31, 2007 with offsetting increases in goodwill.

Bio-logic

The Company acquired Bio-logic Systems Corp. (“Bio-logic”) in January 2006 for $69.3 million in cash, including direct costs of the acquisition. The Company made this acquisition to supplement its hearing screening business with the addition of Bio-logic’s diagnostic hearing products as well as to open up new market opportunities in the areas of EEG diagnosis and monitoring of neurological dysfunction and sleep disorders.

The Company made an adjustment to the preliminary purchase price allocation of $503,000 during the three months ended March 31, 2007 associated with a reduction in deferred tax assets as of the acquisition date related to the Company’s research and development tax credit carryforwards, as more fully described in Note 14—Income Taxes, with an offsetting increase in goodwill.

Fischer-Zoth

The Company purchased all the common stock of privately held Fischer-Zoth Diagnosesysteme GmbH and affiliated entities (“Fischer-Zoth”), as well as intangible assets held individually by the owners of Fischer-Zoth, in September 2004 for $5.7 million in cash, including direct costs of the acquisition. Fischer-Zoth is a manufacturer of otoacoustic emissions (“OAE”) products used to detect hearing impairment in newborns through adults. The acquisition added to the Company’s growth opportunities by broadening its product offerings in hearing screening and supporting expansion into new markets.

The Company made adjustments to the preliminary purchase price allocation of $717,000 and $12,000 during 2007 and 2006, respectively, pursuant to earnout provisions of the purchase agreement associated with the sales of Fischer-Zoth products with offsetting increases in goodwill. No further purchase consideration is payable under the terms of the purchase agreement.

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2007	2006
Raw materials and subassemblies	$12,186	$7,246
Finished goods	7,078	4,497

Total	$19,264	$11,743

Work in process represents an immaterial amount in all periods presented.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2007	2006
Land	$3,956	$900
Building	5,504	2,200
Leasehold improvements	917	828
Office furniture and equipment	4,971	3,942
Computer software and hardware	3,218	3,022
Demonstration and loaned equipment	3,605	3,289

	22,171	14,181
Accumulated depreciation	(7,667)	(6,284)

Total	$14,504	$7,897

Depreciation and amortization expense of property and equipment was $2.1 million, $1.6 million, and $1.3 million in the years ending December 31, 2007, 2006, and 2005, respectively.

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Balance, beginning of period	$25,790	$3,836
Goodwill as a result of acquisitions	26,325	22,479
Purchase accounting adjustments	1,035	(137)
Adjustments associated with earnout agreements	1,623	11
Settlement of reserve claims	—	(399)
Foreign currency translation adjustment	188	—

Total changes in goodwill	29,171	21,954

Balance, end of period	$54,961	$25,790

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with definite lives
Patents	$3,925	$(987)	$2,938	$2,687	$(605)	$2,082
Technology	41,871	(4,967)	36,904	30,062	(3,056)	27,006
Customer related and tradenames	3,420	(894)	2,526	2,754	(383)	2,371
Software	671	—	671	—	—	—

Definite lived intangible assets	49,887	(6,848)	43,039	35,503	(4,044)	31,459
Intangible assets with indefinite lives
Tradenames	11,138	—	11,138	5,838	—	5,838

Total intangibles assets	$61,025	$(6,848)	$54,177	$41,341	$(4,044)	$37,297

Definite lived intangible assets are amortized over their weighted average lives of 12 years for patents, 17 years for technology, and seven years for customer-related intangibles. Intangible assets with indefinite lives are not subject to amortization.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Patents	$621	$544	$88
Technology	1,815	1,611	450
Tradenames and customer relationships	368	210	132

Total amortization	$2,804	$2,365	$670

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

December 31,
2008	3,452
2009	3,546
2010	3,525
2011	3,365
2012	3,365
Thereafter	25,786

Total expected annual amortization expense	$43,039

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

7—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2007	2006
Compensation and related benefits	$6,722	$4,538
Accrued federal, state, and local taxes	3,437	2,391
Accrued professional fees	491	758
Warranty reserve	1,000	877
Other	1,712	1,906

Total	$13,362	$10,470

8—OTHER LIABILITIES

Other liabilities consist of (in thousands):

	December 31,
	2007	2006
FIN 48 liabilities	$1,573	$—
Deferred revenue	1,063	—

Total	$2,636	$—

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

Activity in the warranty reserve for the years ended December 31, 2007, 2006 and 2005 is presented in Item 15—Exhibits and Financial Statement Schedules, Schedule II: Valuation and Qualifying Accounts.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2007, no shares of preferred stock were issued and outstanding.

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

11—SHARE-BASED COMPENSATION

Share-Based Compensation Expense

The Company adopted SFAS 123R on January 1, 2006. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2007	2006
Cost of revenue	$175	$116
Marketing and sales	509	483
Research and development	108	111
General and administrative	1,331	695

Reduction in income before provision for income tax	2,123	1,405
Income tax effect using the current period effective tax rate	(826)	(631)
Decrease in net income	$1,297

Increase in net loss		$774

Decrease in net income per share	$0.06

Increase in net loss per share		$0.04

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

As of December 31, 2007, unrecognized compensation related to the unvested portion of the Company’s stock options and other stock awards was approximately $6.5 million, which is expected to be recognized over a weighted average period of 5.8 years.

SFAS 123R requires the Company to present proforma information for the comparative periods prior to the adoption of SFAS 123R as if the Company had accounted for all share-based compensation under the fair value method of the original SFAS 123. Had compensation expense for the Company’s employee stock option awards been determined based on the fair value method at the grant dates using the Black-Scholes option pricing model consistent with the fair value method of SFAS 123, the Company would have recorded additional compensation expense and its net income and earnings per share would have been equal to the pro forma amounts presented in the following table (in thousands, except per share):

Year Ended December 31, 2005
Net income, as reported	$6,152
Compensation expense for stock options determined under the fair value method, net of related tax effects	(1,913)

Pro forma net income	$4,239

Basic earnings per share:
As reported	$0.35

Pro forma	$0.24

Stock Awards Plans

The Company’s 2000 Stock Option Plan provided for the granting of incentive stock options to employees and non-statutory stock options to employees, directors and consultants. In March 2005 and June 2005, respectively, the Board of Directors and the stockholders of the Company approved the Amended and Restated 2000 Stock Awards Plan (the “Restated Plan”). The Restated Plan was amended to also allow for the grant of restricted stock awards, stock bonuses, stock appreciation rights and restricted stock units. As of December 31, 2007, there were 4,996,564 shares available for awards under the Restated Plan.

Under the Restated Plan, incentive stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Restated Plan become exercisable as determined by the Board of Directors and expire no more than 10 years after the date of grant. Most options vest ratably over four years. The Company has not issued incentive stock options since 2005.

The Company also has adopted the 1991 Stock Option Plan (the “1991 Plan”) and the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which provided for the granting of incentive stock options to employees and nonqualified stock options to employees and consultants. Options outstanding under the 1991 Plan and the Supplemental Plan generally were governed by the same terms as those under the 2000 Plan. Effective July 20, 2001, additional option grants under the 1991 Plan and the Supplemental Plan were discontinued and remaining authorized shares under such plans that were not subject to outstanding option grants were canceled. Options outstanding on July 20, 2001 remain outstanding pursuant to their original terms.

The Company’s 2000 Director Stock Option Plan (the “Director Plan”) provides for an initial grant to new nonemployee directors of options to purchase 22,500 shares of common stock. Subsequent to the initial grants,

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

each nonemployee director was granted options to purchase 7,500 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the Director has served on the Board of Directors for six months. In June 2007, the Board of Directors amended the Director Plan to reduce the annual option grants awarded under the Director Plan from 7,500 shares to 5,000 shares. The amendment did not require stockholder approval. As of December 31, 2007, there were 586,142 shares reserved for issuance under the Director Plan.

Stock Option Activity

Stock option activity under the Company’s stock awards plans for the year ended December 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2004 (1,258,179 shares exercisable at a weighted average exercise price of $4.51 per share)	2,781,074	$4.52
Granted (weighted average fair value of $3.92 per share)	606,250	$10.03
Exercised	(618,921)	$4.13
Cancelled	(84,348)	$5.32

Outstanding, December 31, 2005 (1,249,337 shares exercisable at a weighted average exercise price of $5.01 per share)	2,684,055	$5.81
Granted (weighted average fair value of $5.22 per share)	554,000	$12.66
Exercised	(275,543)	$4.90
Cancelled	(52,497)	$9.98

Outstanding, December 31, 2006 (1,694,564 shares exercisable at a weighted average exercise price of $5.77 per share)	2,910,015	$7.11
Granted (weighted average fair value of $6.35 per share)	379,000	$16.11
Exercised	(290,889)	$5.34
Cancelled	(118,459)	$13.12

Outstanding, December 31, 2007 (2,039,847 shares exercisable at a weighted average exercise price of $6.53 per share)	2,879,667	$8.23

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/07	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/07	Weighted Average Exercise Price
$ 1.50 – $3.84	291,360	$3.45	4.9	291,360	$3.45
$ 3.85 – $4.07	465,000	$4.07	6.3	406,667	$4.07
$ 4.08 – $4.51	384,492	$4.44	5.9	373,035	$4.44
$ 4.52 – $6.25	306,421	$5.66	4.4	305,077	$5.66
$ 6.26 – $10.00	104,414	$7.71	6.8	72,408	$7.76
$10.01 – $10.03	471,143	$10.03	7.4	305,633	$10.03
$10.04 – $11.00	52,783	$10.96	5.4	41,430	$10.97
$11.01 – $11.32	326,250	$11.32	4.5	140,000	$11.32
$11.33 – $15.68	119,304	$14.91	6.6	50,684	$14.96
$15.69 – $18.09	358,500	$16.12	5.4	53,553	$16.07

$ 1.50 – $18.09	2,879,667	$8.23	5.8	2,039,847	$6.53

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2007, 2006, and 2005, was $3.2 million, $3.5 million, and $7.0 million, respectively.

As of December 31, 2007, there were: (a) 2,558,282 options vested and expected to vest with a weighted average exercise price of $7.67, an intrinsic value of $28.5 million, and a weighted average remaining contractual term of 5.77 years; and (b) 2,039,847 options exercisable with a weighted average exercise price of $6.53, an intrinsic value of $25.0 million, and a weighted average remaining contractual term of 5.75 years.

Cash received from option exercises for the years ended December 31, 2007 and 2006 was $1.5 million and $1.3 million, respectively.

Black-Scholes Inputs

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected life in years—Stock options	5.1	5.2	2.4
Risk free interest rate—Stock options	4.3%	4.8%	3.9%
Expected volatility	35%	37%	36%
Dividend yield	None	None	None

The Company has no history or expectation of paying dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. Expected volatility is based exclusively on historical volatility data of the Company’s common stock. The expected term of stock options granted is based exclusively on historical data and represents the

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

period of time that stock options granted are expected to be outstanding. The expected term is calculated for and applied to one group of stock options, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among its employee population. The Company uses the simplified method for calculating expected term allowed by SEC Staff Accounting Bulletin No. (“SAB”) 107.

Share-based compensation expense associated with options is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used a pre-vesting forfeiture rate of 20% in the calculation of share-based compensation expense for the 12 months ended December 31, 2007, based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred.

Prior to June 2006 the Board of Directors of the Company approved grants of options that had a term of 10 years. In June 2006 the Board of Directors determined that future grants of options, including options granted to employees and directors on or after June 15, 2006, will have a term of six years. As of December 31, 2007, this change in policy has had an immaterial impact upon the Black-Scholes input for expected term; however, the Company expects that over time this new policy will have the effect of reducing the input for expected term, which will reduce the fair value of future options calculated under the Black-Scholes method.

Restricted Stock Activity

The following table summarizes the activity for restricted stock awards during the year ended December 31, 2007.

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	66,334	$12.26
Forfeited	(10,000)	$14.74
Vested	(6,250)	$11.80
Granted	160,600	$15.99

Unvested at December 31, 2007	210,684	$15.00

The fair market value of vested restricted stock awards at December 31, 2007 was $120,900. The weighted average remaining contractual life for unvested restricted stock awards and restricted stock units at December 31, 2007 was 3.2 years and 2.6 years, respectively.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “ESPP”) was adopted effective upon the closing of the Company’s initial public offering. Under the ESPP, eligible employees can elect to have salary withholdings of up to 15% of the sum of their W-2 cash compensation and 401(k) contributions withheld during the offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2007, there were 4,401,613 shares reserved for future issuance under the ESPP.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of the Company’s stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. The Company reported $18,000 and $77,000 of compensation expense associated with the ESPP during the three and 12 months ended December 31, 2007, respectively.

Cash received from purchases under the ESPP for the years ended December 31, 2007, 2006, and 2005, respectively, was approximately $505,000, $382,000, and $474,000.

12—RESTRUCTURING RESERVE

Bio-logic Integration

On January 9, 2006, the Company initiated an integration plan related to the acquisition of Bio-logic (the “Bio-logic Plan”). Under the Bio-logic Plan, the Company reduced the size of its combined workforce by approximately 23 employees, representing 10% of the workforce of the Company. The Plan resulted in the elimination of redundant costs resulting from the acquisition of Bio-logic and improved efficiencies in operations. Substantially all of the staff reductions were completed by December 31, 2006.

The Bio-logic Plan has been accounted for in accordance with FASB, Emerging Issues Task Force Issue (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All costs associated with the Bio-logic Plan were recognized as a liability assumed as of the consummation date of the merger. Substantially all of the costs associated with the Bio-logic Plan will result in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Bio-logic Plan (in thousands):

Severance and other employee-related costs
Balance at December 31, 2005	—
Charges incurred	$2,927
Payments made	(2,755)

Balance at December 31, 2006	172
Charges incurred	—
Payments made	(102)

Balance at December 31, 2007	$70

The Company does not expect to incur any additional costs under this plan and expects to complete all restructuring activities during 2008.

Xltek Integration

In December 2007, the Company initiated an integration plan related to the acquisition of Xltek (the “Xltek Plan”). The Xltek Plan resulted in an immediate reduction of 16 Xltek employees. Total employee severance costs related to these staff reductions were approximately $2.0 million, including costs related to change of control provisions in the employment contracts of four executive officers of Xltek totaling $1.9 million.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Severance payments to the four executive officers will be paid out over a weighed average period of 13 months from the date of the acquisition. The Company expects further staff reductions to occur during the second half of 2008 and expects to incur an estimated additional $400,000 in severance costs, which has been included in the table below.

The Xltek Plan has been accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All costs associated with the Xltek Plan were recognized as a liability assumed as of the effective date of the acquisition. Substantially all of the costs associated with the Xltek Plan will result in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Xltek Plan (in thousands):

Severance and other employee-related costs
Balance at December 31, 2006	$—
Charges incurred	2,420
Payments made	(80)

Balance at December 31, 2007	$2,340

The Company does not expect to incur any additional costs under the Xltek Plan and expects to complete all restructuring activities during 2008.

13—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of, (in thousands).

	Years Ended December 31,
	2007	2006	2005
Investment income	$726	$750	$1,189
Interest expense	(235)	(589)	—
Foreign currency exchange loss	(629)	(22)	—
Other	239	86	39

Total other income (expense), net	$101	$225	$1,228

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

14—INCOME TAXES

The components of the Company’s income tax expense for the years ended December 31, 2007, 2006, and 2005 consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current
U.S. Federal	$2,154	$472	$83
U.S. State and local	359	391	36
Non-U.S.	2,100	862	485

Total current tax expense	4,613	1,725	604

Deferred
U.S. Federal	1,530	2,209	—
U.S. State and local	180	312	—
Non-U.S.	(89)	(196)	(95)

Total deferred tax (benefit)	1,621	2,325	(95)

Total income tax expense	$6,234	$4,050	$509

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$4,102	$4,220
Credit carryforwards	4,921	2,479
Accruals deductible in different periods	12,057	2,326
Basis difference in fixed and intangible assets	1,285	1,034
Employee benefits	645	381

Total deferred tax assets	23,010	10,440
Valuation allowance	(9,347)	(119)

Total net deferred tax assets	$13,663	$10,321

Deferred tax liabilities:
Foreign earnings to be repatriated	$(369)	$(369)
Basis difference in fixed and intangible assets	(15,864)	(10,056)

Total deferred tax liabilities	(16,233)	$(10,425)

Total net deferred tax liabilities	$(2,570)	$(104)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The Company’s amount of income tax recorded differs from the amount using the federal statutory rate of 39%, 35% and 34%, for 2007, 2006 and 2005, respectively, are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal statutory tax expense (benefit)	$5,605	$1,093	$2,257
State tax expense (benefit)	539	567	270
Difference in US and foreign rates	59	(110)	22
Stock compensation expense on incentive stock options	145	296	—
Acquired in-process research and development	108	2,065	—
Valuation allowance	—	—	(2,167)
Other	(222)	139	127

Total expense	$6,234	$4,050	$509

At December 31, 2007 the Company had total U.S. federal net operating loss carryforwards of approximately $4.2 million, available to reduce future taxable income. The federal net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2024. At December 31, 2007 the Company had research and development credit carryforwards of approximately $110,000 for federal tax purposes that expire through 2026. Moreover, the Company has federal alternative minimum tax credits of $45,000. At December 31, 2007, the Company had foreign net operating losses of $20.7 million and $1.8 million from Xltek and Deltamed, respectively.

In the table above, the tax effect of a non-deductible charge for acquired in-process research and development for the year ended December 31, 2006 of $2.1 million is reported as a discrete item. In the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006, the tax effect of this item was reported as a component of Federal statutory tax expense.

The extent to which the federal operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $9.3 million and $119,000 were recorded during the years ended December 31, 2007 and 2006, respectively, including $8.6 million in 2007 that was generated through the acquisition of Xltek. Any future release of the valuation allowance associated with the acquisition of Xltek will be recognized as a reduction in goodwill.

The Company receives tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2007 the Company recorded approximately $598,000 of additional paid in capital related to exercises of non-qualified stock options by employees.

The Company has not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2007 because such earnings are intended to be reinvested indefinitely.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Uncertain Tax Positions

The Company adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS 109, Accounting for Income Taxes, of a position taken in a tax return. Prior to adopting FIN 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

The initial application of FIN 48 resulted in a reversal of existing reserves accrued under SFAS 5, Accounting for Contingencies, of $523,000. The total amount of uncertain tax positions recorded on January 1, 2007 was $1.4 million, exclusive of interest and penalties. If all of our uncertain tax positions were sustained in our favor, the Company would recognize an aggregate tax benefit of $1.4 million in the future periods in which the positions were sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2007	$1,400
Additions for tax positions related to the current year	2,000
Settlements	(100)

Balance at December 31, 2007	$3,300

The unrecognized tax benefits of $1.4 million include $1.3 million of uncertain tax positions that would impact the Company’s effective tax rate if recognized.

At December 31, 2007, the Company had cumulatively accrued approximately $200,000 for estimated interest and penalties related to uncertain tax positions. The Company records interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $30,000 for the 12 months ended December 31, 2007.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

The Company’s tax returns remain open to examination as follows: U.S. federal, 2004 through 2007; U.S. states, generally 2003 through 2007; significant foreign jurisdictions, generally 2005 through 2007.

15—EMPLOYEE BENEFIT PLAN

The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by the Board of Directors and are discretionary. Employer matching contributions were $429,700 and $161,000, respectively, in the years ended December 31, 2007 and 2006. There were no employer matching contributions in 2005. Employer contributions vest ratably over two years from the date of employment.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

16—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

The Company operates in one reportable segment in which it provides healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions, including jaundice, brain injury, and metabolic testing. Natus develops, manufactures, and markets advanced neurodiagnostic and newborn care products to healthcare professionals in over 80 countries. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.

The following is revenue and long-lived asset information by geographic region (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue:
United States	$78,900	$64,019	$27,494
Foreign countries	39,474	25,896	15,551

	$118,374	$89,915	$43,045

Long-lived assets:
United States	$59,447	$59,857	$5,988
Foreign countries	64,195	11,127	6,138

	$123,642	$70,984	$12,126

Long-lived assets include property and equipment (net), intangible assets and goodwill. During the years ended December 31, 2007, 2006 and 2005, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue. During the year ended December 31, 2007, revenue from the Neometrics product line contributed to less than 3% of revenue.

During the years ended December 31, 2007, 2006 and 2005, respectively, revenue from devices and systems was $73.2 million, $51.6 million and $19.4 million, while revenue from supplies and services was $43.5 million, $36.9 million and $23.2 million.

17—PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES

During 2007 the Company recorded $300,000 of purchased in-process research and development expenses in connection with its acquisition of Xltek. The in-process research and development expenses were accounted for pursuant to SFAS 141, Business Combinations, and FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Xltek

The Company recorded $300,000 of acquired in-process research and development in connection with the acquisition of Xltek. The portion of the Xltek purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and accordingly was immediately charged to operating expense at the acquisition date. This charge is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2007 as a separate component of operating expense.

During 2006 the Company recorded $9.8 million of purchased in-process research and development expenses in connection with two separate business combinations. The in-process research and development expenses were accounted for pursuant to SFAS 141, Business Combinations and FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

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

The acquired in-process research and development represents a development project for an ambulatory recorder/amplifier for the Bio-logic Ceegraph and Sleepscan systems. At the date of the acquisition there was a significant risk associated with the technological viability of the device, however, the project was completed during 2007 and the Company is now selling the Netlink Traveler device.

Olympic

The Company recorded $3.9 million of acquired in-process research and development expenses in connection with the acquisition of Olympic Medical. The portion of the Olympic purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition. The product in question required approval by the FDA through the premarket approval process, and there was significant risk that the device would not be approved. Accordingly, the value of the product was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 as a separate component of operating expense.

The purchased in-process research and development represents a development project that had been ongoing for seven years at the time of the acquisition. Olympic developed a medical device that can used to treat infants born with moderate to severe hypoxic ischemic encephalopathy (“HIE”). The device uses selective head cooling to reduce the core temperature of the newborn’s brain by approximately four degrees centigrade in a controlled manner for 72 hours. Results of the clinical trial for the Cool-Cap validated the benefit of direct brain cooling in reducing the severity of brain injury resulting from newborn HIE.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The FDA approved the Cool-Cap device in December 2006. The Olympic Cool-Cap is now the only FDA approved device for administering brain cooling as a treatment for HIE.

18—Debt and Credit Arrangements

Our total long-term borrowings as of December 31, 2007 were composed of the following (in thousands):

December 31, 2007
Term loan $25.0 million, interest at LIBOR rate plus 1.75%, due November 28, 2001 with principle repayable in quarterly installments of $2,100	$25,000

Revolving line of credit $13.0 million, interest at LIBOR rate plus 1.75%, with principle due on November 28, 2010	10,000

Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16 until August 15, 2014, and one final payment of $404 collateralized by a first lien on the land and building owned by Xltek	1,704

Term loan $300,000 CAD, interest at cost of funds plus 2.5%, due November 15, 2010 with principle repayable in monthly installments of $2 until October 10, 2010 and one final payment of $36 collateralized by various assets of Xltek	112

Total long-term debt (including current portion)	36,816

Less: current portion of long-term debt	(18,554)

Total long-term debt	$18,262

The Company had no outstanding long-term debt at December 31, 2006.

19—COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into noncancelable operating leases for some of its facilities located in the U.S. and Europe through December 2016. Minimum lease payments under noncancelable operating leases as of December 31, 2007 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2008	$1,050
2009	1,030
2010	793
2011	495
Thereafter	318

Total minimum lease payments	$3,686

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $1,230,000, $634,000, and $844,000 in 2007, 2006 and 2005, respectively.

Purchase Commitments

The Company had various firm purchase commitments for inventory totaling $12.6 million at December 31, 2007.

Indemnifications

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The Company has a directors and officers liability insurance policy that limits the Company’s exposure and enables it to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. In some cases the Company has obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2007.

20—SUBSEQUENT EVENTS

Restructuring Plan

On February 11, 2008, the Company adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, the Company will centralize the research and development activities supporting each of the Company’s three main product families, as follows: (a) activities associated with North American diagnostic neurology product lines will be consolidated at the Xltek facility in Oakville, Ontario, Canada, (b) activities associated with newborn hearing screening and diagnostic hearing product lines will be consolidated at the Bio-logic facility in Mundelein, Illinois, and (c) activities associated with other newborn care products will be consolidated at the Olympic Medical facility in Seattle, Washington.

In addition, the Company will eliminate redundancies in North American field sales and service personnel resulting from the acquisition of Xltek. Finally, the Company will eliminate certain production resources as it continues to outsource assemblies to contract manufacturers.

These actions will be phased in during the first nine months of 2008. The Company expects these actions to be essentially cost neutral in 2008, as savings during the year will be largely offset by severance costs, which the Company expects to total approximately $800,000.

Substantially all employees involved in the workforce reduction will be required to render additional services to the Company after notification that their position will be eliminated in order to receive certain severance benefits in excess of those required by law. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, severance costs will be accrued ratably during the period of time from notification until separation from employment.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.1	Common Stock Purchase Agreement dated August 17, 2006 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	08/18/2006

2.2	Stock Purchase Agreement dated as of October 16, 2006 by and between Natus Medical Incorporated and Jay A. Jones and Mary J. Jones as Husband and Wife	8-K	2.01	000-33001	10/19/2006

2.3	Arrangement Agreement dated October 9, 2007, by and among Natus Medical Incorporated, Excel-Tech Ltd., and 4437713 Canada Inc.	8-K	10.1	00-33001	10/12/2007

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.01	000-33001	12/22/2007

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.3.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan

10.4	Natus Medical Incorporated 2000 Director Option Plan

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	Patent License Agreement dated June 30, 1998 between Natus Medical Incorporated and The Leland Stanford Junior University	S-1	10.7	333-44138	08/18/2000

10.7	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.8	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.9	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.10*	Memorandum of Understanding dated December 7, 2000 between Natus Medical Incorporated and The Ludlow Company LP	S-1	10.14	333-44138	08/18/2000

10.11	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.11.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.14	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.24	000-33001	03/27/2003

10.15	Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 12, 2004	10-Q	10.28	000-33001	05/13/2004

10.16	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers	8-K	10.1	000-33001	12/20/2006

10.17	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.18	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 54)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002