Form 10-Q
period 2008-03-31
NATUS MEDICAL INC
filed 2008-05-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 2, 2008 was 22,917,090.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,600	$11,916
Accounts receivable, net of allowance for doubtful accounts of $1,003 and $993	27,909	27,018
Inventories	20,557	19,264
Prepaid expenses and other current assets	2,969	3,402
Deferred income taxes	3,974	3,974

Total current assets	68,009	65,574
Property and equipment, net	14,481	14,504
Intangible assets	53,201	54,177
Goodwill	53,128	54,961
Other non-current assets	27	355

Total assets	$188,846	$189,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,884	$9,763
Current portion of long-term debt	19,546	18,554
Accrued liabilities	11,667	13,362
Deferred revenue	5,466	4,732

Total current liabilities	45,563	46,411
Long-term debt	16,064	18,262
Other liabilities	2,636	2,636
Deferred income tax	6,544	6,544

Total liabilities	70,807	73,853

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 21,958,804 and 21,923,509	139,226	137,837
Accumulated deficit	(20,188)	(22,815)
Accumulated other comprehensive income	(999)	696

Total stockholders’ equity	118,039	115,718

Total liabilities and stockholders’ equity	$188,846	$189,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue	$36,859	$27,050
Cost of revenue	14,005	10,175

Gross profit	22,854	16,875

Operating expenses:
Marketing and selling	9,876	6,496
Research and development	3,827	3,824
General and administrative	4,856	4,108

Total operating expenses	18,559	14,428

Income from operations	4,295	2,447
Other income, net	1	241

Income before provision for income tax	4,296	2,688
Provision for income tax	1,669	1,169

Net income	$2,627	$1,519

Earnings per share:
Basic	$0.12	$0.07

Diluted	$0.11	$0.07

Weighted average shares used in the calculation of net income per share:
Basic	21,742	21,466
Diluted	22,977	22,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$2,627	$1,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,468	1,168
Accounts receivable reserves	145	25
Warranty reserves	121	56
Share-based compensation	721	375
Excess tax benefits on the exercise of options	(203)	(611)
Changes in operating assets and liabilities:
Accounts receivable	(1,036)	632
Inventories	(1,293)	(1,677)
Prepaid expenses and other assets	761	1,119
Accounts payable	(1,003)	(303)
Accrued liabilities and deferred revenue	(230)	(751)

Net cash provided by operating activities	2,078	1,552

Investing activities:
Acquisition of property and equipment	(854)	(1,037)
Capitalized software development costs	(479)	—
Acquisition of business, net of cash acquired	(67)	—

Net cash used in investing activities	(1,400)	(1,037)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	466	520
Excess tax benefits upon the exercise of options	203	611
Borrowing on revolving credit facility	1,000	—
Payment on revolving credit facility	(2,207)	—

Net cash (used in) provided by financing activities	(538)	1,131

Exchange rate effect on cash and cash equivalents	544	(254)

Net increase in cash and cash equivalents	684	1,392
Cash and cash equivalents, beginning of period	11,916	15,392

Cash and cash equivalents, end of period	$12,600	$16,784

Supplemental disclosure of cash flow information:
Cash paid for interest	$545	$—

Cash paid for income taxes	$537	$621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1-	Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United Sates of America (“GAAP”). Except as updated below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; intercompany transactions have been eliminated in consolidation.

Internal Use Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with American Institute of Certified Public Accountants Statement of Position No. 98-1 (“SOP 98-1”), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized and reported as a component of intangible assets and amortized on a straight-line basis over the estimated useful lives of the related software applications.

Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$2,627	$1,519
Foreign currency translation adjustment	(1,696)	(254)

Comprehensive income	$931	$1,265

Stockholders’ Equity

The following are the changes in stockholders’ equity (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$115,718	$101,026
Net income	2,627	1,519
Proceeds from stock option exercises and ESPP	466	520
Share-based compensation expense	721	375
Tax effect of option exercises	203	611
Adoption of FIN 48	—	(917)
Comprehensive income	(1,696)	(254)

Balance, end of period	$118,039	$102,880

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 157, Fair Value Measurements effective January 1, 2008. The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. The provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which defers the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

The Company adopted SFAS 159, Fair Value Option of Financial Assets and Financial Liabilities effective January 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of March 31, 2008.

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R will apply to business combinations completed by the Company after January 1, 2009.

2-	Business Combinations, Goodwill, and Intangible Assets

Xltek – On November 29, 2007, the Company completed the acquisition of Excel-Tech Ltd. (“Xltek”), based in Oakville, Ontario, Canada for $64 million. Xltek develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. The acquisition adds to the Company’s growth opportunities by broadening its product offerings in neurology, including Xltek’s products for the diagnosis of peripheral nervous system dysfunction.

The Company recognized $1.1 million of pre-acquisition deferred tax assets during the three months ended March 31, 2008, for which the Company had previously provided a full valuation allowance, which resulted in a decrease in goodwill. The Company recorded $60,000 of additional direct costs of the acquisition during the three months ended March 31, 2008, which resulted in an increase in goodwill. In addition, a change in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a decrease in goodwill.

Valuing certain components of the Xltek acquisition, consisting primarily of inventory, warranty obligations, employee severance costs, and other accrued expenses, required the Company to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates as of the purchase date could result in adjustments to the preliminary purchase price allocation, with offsetting adjustments to goodwill.

Olympic – The Company acquired privately held Olympic Medical Corp. (“Olympic”) in October 2006 for $16.9 million. Olympic, based in Seattle, Washington develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurologic function of newborns. The acquisition enhances the Company’s growth opportunities by broadening its product offerings, which the Company is leveraging through its direct sales force in the U.S. and international distribution organization. The Company plans to retain Olympic Medical’s operations, as well as their established brands and existing products.

The Company is obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to $3.1 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap system. The Company recorded $214,000 of additional purchase consideration during the three months ended March 31, 2008 pursuant to this earnout provision that was recorded as an increase in goodwill.

Nascor – The Company completed the purchase of certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. in September 2006 for $953,000. The Company previously distributed certain Nascor products in the United States and certain other countries. This acquisition provides the Company with worldwide distribution rights and improved margins on these products.

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based on the achievement of certain revenue targets. The Company recorded $208,000 of additional purchase consideration during the three months ended March 31, 2008 pursuant to this earnout provision that was recorded as an increase in goodwill.

Bio-logic – The Company acquired Bio-logic Systems Corp. (“Bio-logic”) in January 2006 for $69.3 million. The Company made this acquisition to supplement its hearing screening business with the addition of Bio-logic’s diagnostic hearing products as well as to open up new market opportunities in the areas of EEG diagnosis and monitoring of neurological dysfunction and sleep disorders.

The Company recorded a reduction in pre-acquisition deferred tax assets of $6,000 during the three months ended March 31, 2008 with an offsetting increase in goodwill.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$54,961	$25,790
Purchase accounting adjustments	19	187
Adjustments associated with earnout provisions	422	120
Adjustment of pre-acquisition deferred tax assets	(1,065)	503
Change in foreign currency exchange rates	(1,209)	—

Balance, end of period	$53,128	$26,600

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s business combinations was $851,000 and $687,000 for the three months ended March 31, 2008 and 2007, respectively.

Capitalized Software Development Costs

During the three months ended March 31, 2008, the Company capitalized $157,000 of software development costs pursuant to SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, and $447,000 of software development costs pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs were reported as a component of intangible assets.

3-	Basic and Diluted Net Income Per Common Share

Net income per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three months ended March 31, 2008 and 2007, common stock equivalents of 1,235,158 and 1,268,289 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted income per share. For the three months ended March 31, 2008 and 2007, common stock equivalents of 345,297 and 31,750 shares, respectively, were excluded from the calculation of diluted income per share because the exercise price of such options was greater than the average market price of the stock for the periods.

4-	Inventories

Inventories consist of (in thousands):

	March 31, 2008	December 31, 2007
Raw materials and subassemblies	$11,594	$12,186
Finished goods	8,963	7,078

Total	$20,557	$19,264

Work in process represents an immaterial amount in all periods presented.

5-	Property and Equipment

Property and equipment consist of (in thousands):

	March 31, 2008	December 31, 2007
Land	$3,956	$3,956
Building	5,504	5,504
Leasehold improvements	964	917
Office furniture and equipment	5,095	4,971
Computer hardware and software	3,610	3,218
Demonstration and loaned equipment	3,636	3,605

	22,765	22,171
Accumulated depreciation	(8,284)	(7,667)

Total	$14,481	$14,504

Depreciation and amortization expense of property and equipment for the three months ending March 31, 2008 and 2007 was $617,000 and $481,000, respectively.

6-	Reserve For Product Warranties

The Company provides a warranty on all of its medical device products that is generally one year in length. The Company also sells extended service agreements on its medical device products. Service for domestic customers is provided by Company-owned service centers that perform all service, repair and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

The Company has accrued a warranty reserve, included in accrued liabilities on the accompanying condensed consolidated balance sheets, for the expected future costs of servicing products during the initial warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where the Company does not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, the reserve is reduced.

Activity in the warranty reserve during the three months ended March 31, 2008 and 2007 consisted of (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$1,000	$877
Warranty accrued for the period	121	56
Repairs for the period	(145)	(116)

Balance, end of period	$976	$817

7-	Share-Based Compensation

At March 31, 2008, the Company has the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Stock Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2008 and the Company’s methods for determining grant-date fair value of the awards were consistent with those described in our December 31, 2007 annual consolidated financial statements. Following is a recap of activity in our stock option plans during the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,879,667	$8.23
Granted	25,000	18.44
Exercised	(59,545)	7.59
Cancelled	(15,083)	15.17

Outstanding, end of period	2,830,039	$8.30	5.55	$27,784

Exercisable, end of period	2,125,345	$6.68	5.53	$24,295

During the three months ended March 31, 2008 the intrinsic value of options exercised amounted to $665,151.

Share-based compensation expense was recognized as follows, (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenue	$87	$33
Marketing and sales	231	88
Research and development	40	35
General and administrative	363	219

Total	$721	$375

The Company granted 10,000 shares of restricted stock during the three months ended March 31, 2008 with a weighted average value of $18.58 per share. All of these shares were awarded to employees of the Company that vest 50% upon the second anniversary of the grant and 25% upon each of the following two anniversaries.

At March 31, 2008, 214,684 shares of restricted stock were outstanding with $2.8 million of total cost related to share based compensation that is expected to be recognized. No restricted stock vested during the three months ended March 31, 2008.

8-	Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2008	2007
Investment income	$138	$186
Interest expense	(545)	—
Foreign currency exchange gain	411	14
Other	(3)	41

Total	$1	$241

9-	Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $1.7 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s effective tax rate was 38.9% and 43.5%, for the three months ended March 31, 2008 and 2007, respectively. The reduction in our effective tax rate for the three months ended March 31, 2008 was associated primarily with a reduction in U.S. state taxes, foreign tax rate reductions, and increased U.S. federal manufacturing tax deductions.

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

At March 31, 2008, the Company’s deferred tax assets and liabilities consisted of net current deferred tax assets of $4.0 million and net non-current deferred tax liabilities of $6.5 million.

Uncertain Tax Positions

The balance of gross unrecognized tax benefits, excluding interest and penalties, as of March 31, 2008 was $3.3 million. If all of our uncertain tax positions were sustained in our favor, the Company would recognize an aggregate tax benefit of $1.3 million.

At March 31, 2008, the Company has cumulatively accrued approximately $276,000 for estimated interest and penalties related to uncertain tax positions. During the three months ended March 31, 2008, the Company recorded approximately $69,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination as follows: U.S. federal, 2004 through 2007; U.S. states, generally 2003 through 2007; significant foreign jurisdictions, generally 2005 through 2007.

10-	Restructuring Reserve

On February 11, 2008, the Company adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, the Company will centralize the research and development activities supporting each of the Company’s three main product families, as follows:

•	Activities associated with North American diagnostic neurology product lines will be consolidated at the Xltek facility in Oakville, Ontario, Canada;

•	Activities associated with newborn hearing screening and diagnostic hearing product lines will be consolidated at the Bio-logic facility in Mundelein, Illinois; and

•	Activities associated with other newborn care products will be consolidated at the Olympic Medical facility in Seattle, Washington.

In addition, the Company will eliminate redundancies in North American field sales and service personnel resulting from the acquisition of Xltek. Finally, the Company will eliminate certain production resources as it continues to outsource assemblies to contract manufacturers. In addition to the termination of employees in some facilities, the plan provides for the hiring of new employees in others to staff up the required functions.

These actions will be phased in during the first nine months of 2008. The Company accounts for restructuring costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company expects that severance costs under the plan will total approximately $264,000 and will be accrued ratably over the period of time from date of notification to individual employees to the employee’s targeted separation-of-employment date. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets.

During the three months ended March 31, 2008, activity in the restructuring reserve was as follows, (in thousands),

	Balance January 31, 2008	Charged to expense	Amounts paid	Balance March 31, 2008
Employee termination benefits	$—	96	38	$58

11-	Debt and Credit Arrangements

Our total long-term borrowings are composed of the following (in thousands):

	March 31, 2008	December 31, 2007
Term loan $25,000 interest at LIBOR rate plus 1.75%, due November 28, 2010 with principal repayable in quarterly installments of $2,100	$22,916	$25,000
Revolving line of credit $13,000 interest at LIBOR rate plus 1.75%, with principal due on November 28, 2010	11,000	10,000
Term loan $2,900 Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principal repayable in monthly installments of $16 until August 15, 2014, and one final payment of $404 collateralized by a first lien on the land and building owned by Xltek	1,593	1,704

Term loan $300 CAD, interest at cost of funds plus 2.5%, due November 15, 2010 with principal repayable in monthly installments of $2 until October 10,2010 and one final payment of $36 collateralized by various assets of Xltek	101	112

Total long-term debt (including current portion)	35,610	36,816
Less: current portion of long-term debt	(19,546)	(18,554)

Total long-term debt	$16,064	$18,262

12-	Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue:
United States	$24,740	$18,509
Foreign countries	12,119	8,541

Totals	$36,859	$27,050

	March 31, 2008	December 31, 2007
Long lived assets:
United States	$60,091	$59,447
Foreign countries	60,719	64,195

Totals	$120,810	$123,642

Long-lived assets include property and equipment (net), intangible assets and goodwill. During the three months ended March 31, 2008, no single customer or foreign country contributed to more than 10% of revenue and revenue from services was less than 10% of revenue.

13-	Subsequent Events

Sale of Common Stock

On April 9, 2008, the Company issued 885,500 shares of its common stock in an underwritten registered offering. The offering was priced at $18.27 per share, which was the closing price of the Company’s common stock on April 3, 2008, the day the Company entered into the purchase agreement with the underwriter for the offering. The Company raised $15.4 million, net of underwriting fees and other costs of the offering.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2007 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2008 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2008;

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

•	Recent Accounting Pronouncements. See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of the company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, and Xltek in 2007.

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2007:

•	Hearing – Includes product lines for Newborn Hearing Screening and Diagnostic Hearing Assessment.

•

Neurology – Includes product lines for Diagnostic Neurologic Analysis (EEG), Diagnostic Sleep Analysis (PSG), Electromyography (EMG), Intra-operative Monitoring (IOM); and Newborn Brain Monitoring (CFM).

•	Newborn Care – Includes products for the treatment of Brain Injury and Jaundice in newborns.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 12– Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and of related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three months ended March 31, 2008 and 2007 is as follows:

Three months ended March 31,	Devices and Systems	Supplies and Services	Other	Total
2008	65%	33%	2%	100%
2007	58%	40%	2%	100%

Sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue in all periods presented.

We sell our products through a direct sales force in the United States (“U.S.”), and to distributors who sell our products in over 80 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 33% and 32% of our revenue during the three months ended March 31, 2008 and 2007, respectively. We anticipate that international revenue will increase as a percent of revenue in the future.

2008 First Quarter Overview

For the first quarter ended March 31, 2008, revenue increased 36% to $36.9 million, compared to $27.1 million reported in the comparable quarter of the previous year. Net income increased 73% to $2.6 million, or $0.11 per diluted share, for the first quarter of 2008, compared with net income of $1.5 million, or $0.07 per share, for the first quarter of 2007.

On February 5, 2008, the Company received FDA approval of its supplement to the premarket approval application for the Olympic Cool-Cap. The Company resumed domestic shipments of the Cool-Cap in the first quarter of 2008.

During the first quarter the Company introduced the ALGO 5, its next generation newborn hearing screener featuring AABR technology. The Company had been marketing its existing hearing screener, the ALGO 3, for seven years. The Company believes the improvements in the ALGO 5 will represent a significant upgrade to its customers. The improvements include user-friendly features such as data management, bar coding, and wireless transfer of data.

Subsequent Events

On April 9, 2008, the Company issued 885,500 shares of its common stock in a registered offering. The offering was priced at $18.27 per share, which was the closing price of the Company’s stock on the day prior to the offering. The Company raised $15.4 million, net of underwriting fees and other costs of the offering.

On April 14, 2008, the Company entered into an agreement for the acquisition of Sonamed Corporation, through the merger of a newly formed subsidiary of the Company with and into Sonamed. This all cash transaction is expected to close in the second quarter of 2008, subject to customary closing conditions. Sonamed manufactures and markets the Clarity Screener and associated disposable supplies that aid medical practitioners in screening for hearing loss in newborns.

Application of Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In so doing, we must often make estimates and use assumptions that can be subjective and, consequently, our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2008	2007
Revenue	100.0%	100.0%
Cost of revenue	38.0	37.6

Gross profit	62.0	62.4

Operating expenses:
Marketing and selling	26.8	24.0
Research and development	10.4	14.2
General and administrative	13.2	15.2

Total operating expenses	50.4	53.4

Income from operations	11.6	9.0
Other income, net	—	0.9

Income before provision for income tax	11.6	9.9
Income tax provision	4.5	4.3

Net income	7.1%	5.6%

Three Months Ended March 31, 2008 and 2007

We completed the acquisition of Xltek in November 2007. Where significant, we have noted the impact of this acquisition on our results of operations for the three months ended March 31, 2008, as compared to the same period in 2007.

Revenue increased $9.8 million, or 36%, to $36.9 million in the three months ended March 31, 2008, from $27.1 million in the same period in 2007. Xltek contributed to $8.7 million of the increase.

Revenue from devices and systems increased $8.0 million, or 51%, to $23.9 million in the three months ended March 31, 2008, from $15.9 million reported in 2007. Xltek contributed to $6.5 million of this increase. Revenue from the Company’s Fischer-Zoth and Bio-logic hearing screening products also contributed to the increase partially offset by a decrease in revenue from the Bio-logic EEG product line.

Revenue from supplies and services increased $1.4 million, or 13%, to $12.2 million in the first quarter of 2008 from $10.8 million in the 2007 first quarter. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 5%, to $5.7 million, and revenue from other supplies increased 19% to $2.5 million from $2.0 million in the 2007 first quarter. Xltek contributed to the remainder of the increase.

Revenue from sales outside the U.S. was $12.1 million for the three months ended March 31, 2008, up $3.6 million, or 42%, from $8.5 million for the comparable period in 2007. Xltek contributed to $1.7 million of the increase. Revenue from the Fischer-Zoth and Bio-logic hearing screening products also contributed to the increase, partially offset by a 2% reduction in revenue from disposable supplies used with the Company’s newborn hearing screening devices.

Gross profit as a percentage of revenue was 62.0% for the three months ended March 31, 2008 and 62.4% for the respective period in 2007. Xltek reported historical gross profits of less than 50% prior to its acquisition by Natus. Although we are deemphasizing sales of certain Xltek low-margin disposable products, sales of Xltek products reduced consolidated gross profit as a percentage of sales for the quarter. Cost of revenue increased $3.8 million, or 38%, to $14.0 million in the three months ended March 31, 2008, from $10.2 million in 2007. Gross profit increased $6.0 million, or 35%, to $22.9 million in 2008 from $16.9 million in 2007.

Total operating costs increased by $4.1 million, or 29%, to $18.6 million in the three months ended March 31, 2008, compared to $14.4 million in the same period in 2007. The operations of Xltek contributed to $2.3 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in employee compensation and outside consulting costs.

Marketing and selling expenses increased $3.3 million, or 52%, to $9.9 million in the three months ended March 31, 2008 from $6.5 million in the same period in 2007. Xltek contributed to $1.6 million of the increase, including the compensation of Xltek sales personnel who became employees of the Natus domestic sales organization effective January 1, 2008. The remainder of the increase came primarily from increased sales compensation, related travel expenses, and commission payments to distributors of the Company’s diagnostic hearing products.

Research and development expenses were unchanged at $3.8 million for in the three months ended March 31, 2008 and 2007. The acquisition of Xltek resulted in an increase of $651,000 in research and development expenses, which was offset by a reduction in other research and development costs resulting from leveraging investments in infrastructure made in 2007. Research and development expenses as a percent of total revenue decreased from 14.2% in the three months ended March 31, 2007, to 10.4% for the respective period in 2008.

General and administrative expenses increased $748,000, or 18%, to $4.9 million in the three months ended March 31, 2008 from $4.1 million in the same period in 2007. Xltek contributed to $661,000 of the increase. A reduction of general and administrative expenses as a percent of total revenue from 15.2% reported for the three months ended March 31, 2007, to 13.2% for the respective period in 2008 resulted primarily from synergies associated with the acquisition of Xltek and leveraging investments in infrastructure made in 2007.

The Company adopted an integration and restructuring plan on February 11, 2008 that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions will be phased in during the first nine months of 2008. The Company expects that severance costs under the plan will total approximately $264,000, and will be accrued ratably over the period of time from date of notification to individual employees to the employee’s targeted separation-of-employment date. Pursuant to the plan, the Company accrued $96,000 of employee termination benefits in the three months ended March 31, 2008. The plan is expected to result in annual operating cost reduction of approximately $2.4 million in 2009 and beyond. The Company had no similar costs in the respective period in 2007.

Other income, net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $1,000 in the three months ended March 31, 2008, compared to $241,000 in the same period in 2007 due primarily to interest income and foreign currency gains, partially offset by interest expense.

We recorded income tax expense of $1.7 million in the three months ended March 31, 2008, compared to $1.2 million in the same period in 2007. Our effective tax rate in the first quarter of 2008 was 38.9% compared to an effective rate of 43.5% in the first quarter of 2007. The reduction in our effective tax rate for the three months ended March 31, 2008 was associated primarily with a reduction in U.S. state taxes, foreign tax rate reductions, and increased U.S. federal manufacturing tax deductions.

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

As of March 31, 2008, we had cash and cash equivalents of $12.6 million, stockholders’ equity of $118.0 million, and working capital of $22.4 million, compared with cash and cash equivalents of $11.9 million, stockholders’ equity of $115.7 million, and working capital of $19.2 million as of December 31, 2007.

We believe that our current cash, cash equivalents, and short-term balances, including cash generated from the underwritten sale of our common stock in April 2008, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed one acquisition in 2007 and three in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We currently have a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), consisting of a $25 million term loan and a $13 million revolving line of credit, both to be used for working capital and general corporate purposes. At March 31, 2008 we had $2.0 million available for additional borrowing under our revolving line of credit. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. At March 31, 2008, we were in compliance with these covenants and there was an outstanding balance of $22.9 million under the term loan and $11 million under the revolving line of credit. The Company has granted Wells Fargo a security interest in all of the assets of the Company.

In April 2008, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission pursuant to which we may sell up to $150 million of our common stock in one or more offerings. The Securities and Exchange Commission has not yet declared this shelf registration statement effective, and we may not sell any shares of our common stock using this shelf registration statement until it is effective.

Cash provided by operations increased by $526,000 for the three months ended March 31, 2008 to $2.1 million, compared to $1.5 million for the same period in 2007. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $4.9 million in the 2008 period, compared to $2.5 million in 2007. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $2.8 million in 2008 and $1.0 million in 2007.

Cash used in investing activities was $1.4 million for the three months ended March 31, 2008 compared to $1.0 million for the same period in 2007. We acquired $854,000 and $1.0 million of property and equipment in the three months ended March 31, 2008 and 2007, respectively. We paid $479,000 of internal use software development costs in the 2008 period with no similar expenditure in 2007.

Cash used in financing activities was $538,000 during the three months ended March 31, 2008 compared to cash provided by financing activities of $1.1 million in the same period in 2007. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $466,000 and $520,000 in the three months ended March 31, 2008 and 2007, respectively. We also realized an excess tax benefit of $203,000 on the exercise of employee stock options as of March 31, 2008 compared with an excess tax benefit of $611,000 as of March 31, 2007, that was recorded in both periods as an increase to stockholders’ equity. During the three months ended March 31, 2008, we increased our borrowings under our revolving line of credit by $1.0 million and we repaid $2.2 million on our term loan resulting in a net cash outflow of $1.2 million.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There have been no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: annual operating cost reductions resulting from restructuring activities, our expectation regarding expansion of our international operations, our expectations regarding our new products, including the ALGO 5, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, and our intent to acquire additional technologies, products, or businesses.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2008. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments and cash equivalents. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at March 31, 2008 through the date of maturity on those investments.

When able, the Company invests excess cash in short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2008, the fair value of our investments would decline by an immaterial amount. At March 31, 2008 we did not hold any short-term investments or cash equivalents with maturities greater than 90 days.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2008. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our Company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our chief executive officer and chief financial officer determined that as of March 31, 2008 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On March 27, 2008 a complaint filed in Federal District Court in Seattle, Washington on January 29, 2008, as more fully described in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2007 was dismissed. On March 31, 2008 the same plaintiff filed a complaint in the Superior Court of Washington. The new complaint is substantially the same as the prior federal complaint, except that no claim is asserted under the federal False Claims Act.

We may from time to time become a party to various other legal proceedings or claims that arise in the ordinary course of business. Our management monitors these matters if and when they arise.

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

In November 2007 we completed the acquisition of Xltek for cash and used substantially all of our then-available cash and entered into a credit facility to fund the acquisition

We used virtually all of our then-available cash resources to complete the acquisition of Xltek, and also incurred indebtedness under a new bank facility for a portion of the purchase price. This usage of cash had an adverse impact on our liquidity and forces us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected. If we are required to seek additional external financing to support our need for cash, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both.

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

We have initiated changes to our information systems that could disrupt our business and our financial results

We plan to continuously improve our enterprise resource planning, customer relationship management, and document lifecycle management systems to support the form, functionality, and scale of our business. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

For example, we are currently in the process of implementing the rollout of an enterprise resource planning application (“ERP”) in our North American operating divisions. Until we have completed the ERP implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain, and otherwise adequately service our customers.

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

Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business

Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in many other countries in which we do business. Our products are classified as medical devices. Medical devices are subject to extensive regulation by the FDA pursuant to regulations that are wide ranging and govern, among other things: design and development; manufacturing and testing; labeling; storage and record keeping; advertising, promotion, marketing, sales, distribution, and export; and surveillance and reporting of deaths or serious injuries.

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

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The premarket approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. The FDA may not grant either Section 510(k) clearance or premarket approval for any product we propose to market. Further, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, approval of a premarket approval application. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA requires us to seek 510(k) clearance or premarket approval application for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective.

Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could adversely impact our operating results. If the FDA finds that we have failed to comply with these requirements, the Agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

Our business would be harmed if the FDA determines that we have failed to comply with applicable regulations governing the manufacture of our products and/or we do not pass an inspection

We and our suppliers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The Quality System Regulation sets forth the FDA’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of such products. In addition we and our suppliers must engage in extensive recordkeeping and reporting and must make available our manufacturing facility and records for periodic unscheduled inspections by federal, state, and foreign agencies, including the FDA.

We cannot assure you that we and our suppliers are or will continue to be in full compliance with the Quality System Regulation, and that we will not encounter any manufacturing difficulties. For example in October 2007 we received a warning letter from the FDA that focused on process deficiencies at our Olympic facility in Seattle, Washington. As a result, we initiated a voluntary plant shutdown of the Olympic facility for the month of November 2007. After reviewing processes at the facility, we responded to the FDA’s warning letter in late November 2007. To date, the FDA has not further communicated with us concerning this matter, but they could decide that we undertook insufficient remedial actions. The Company resumed manufacturing at its Olympic facility in December 2007.

Failure of our third party suppliers and manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including, among other things, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or recalls of products, and manufacturing restrictions, any of which could harm our business.

We have received clearance from the FDA to market a new product that will potentially expose us to greater products liability exposure and FDA regulation

The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or class II. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or a device deemed to be not substantially equivalent to a previously cleared 510(k) device, are placed in class III, and generally require premarket approval from the FDA before they may be marketed.

In December 2006 we received premarket approval from the FDA to market the Olympic Cool-Cap, a product designed to lower the cerebral temperature of newborns born with a particular medical condition. This product is a class III minimally invasive medical device, and as such we may be subject to an increased product liability risk relative to our other Class I and Class II non-invasive products. In addition, this type of product is subject to greater FDA oversight than our other products and there is greater risk that sales of the product could be interrupted due to the premarket approval processes of the FDA and other regulatory bodies.

Our business may suffer if we are required to revise our labeling or promotional materials, or the FDA takes an enforcement action against us for off-label uses

We are prohibited by the FDA from promoting or advertising our medical device products for uses not within the scope of our clearances or approvals, or from making unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances, or are unsupported, it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed. Likewise, if we acquire new products, either through the purchase of products, technology assets, or businesses, that are subsequently deemed to have inadequate supporting data, then we may be required to: (i) obtain adequate data, which could be costly and impede our ability to market these products, or (ii) modify the labeling on these products, which could impair their marketability, as described above.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected

We do not provide health care services, control the referral of patients for healthcare services, nor bill Medicare, Medicaid or other third-party payors; however, due to the breadth of many healthcare laws and regulations, we could be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order, or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers; or (iii) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from each other in significant ways, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

ITEM 6.	Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.01	Purchase Agreement dated as of April 4, 2008 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	04/04/2008

4.01	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.01	Amended Employment Agreement between the Company and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.02	2000 Director Stock Option Plan, as amended through September 13, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 9, 2008	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2008	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.01	Purchase Agreement dated as of April 4, 2008 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	04/04/2008

4.01	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.01	Amended Employment Agreement between the Company and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.02	2000 Director Stock Option Plan, as amended through September 13, 2007

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002