Form 10-K/A
period 2007-12-31
NATUS MEDICAL INC
filed 2008-05-22
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 21,636,590 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Market on July 2, 2007) was $240,110,035. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2008, the Registrant had 21,768,855 shares of its common stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”). This Amendment is being filed to revise information in Items 1, 7, 11 and 12, which are amended and restated in their entirety as contained in this Amendment. Item 1 is being revised to replace the “Natus Medical Product Families” chart with a corrected version. Item 11 is being revised to correct disclosure of (1) the values of stock and option awards we granted to our named executive officers, as set forth in the summary compensation table and grants of plan based awards table, (2) salary information for one of our executive officers, as set forth in the summary compensation table, and (3) the number of shares subject to outstanding options held by one of our directors, the amount paid prior to October 2007 as an annual retainer to the Chairman of the Company’s Compensation Committee and to correct the grant date fair value of the options granted to our non-employee directors in 2007, as set forth in the director compensation table. Item 12 is being revised to add footnote disclosure that one of our executive officers and one of our directors have pledged their shares.

This Amendment continues to speak as of the date of the Original Filing, as we have not updated the disclosures contained in the Original Filing to reflect any events that occurred at a later date, other than the updating of the exhibits to include updated Certifications of our Chief Executive Officer and Chief Financial Officer.

ITEM 1.	Business.

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, and our marketing, technology enhancement, and product development strategies.

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

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

General

Our executive compensation program is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, to retain those individuals who continue to perform at or above the levels that we expect and to closely align the compensation of those individuals with the performance of our company on both a short-term and long-term basis.

Our Business and Our Compensation Philosophy

We believe that opportunities exist for us to increase stockholder value by increasing the revenue base, and by doing so the income earning capacity, of our company. We seek growth in two ways, through organic growth involving, primarily, the introduction of existing products into new markets and the internal development of new products, and through acquisitions of complementary products and businesses. Our business plans challenge our executives to seek growth through both of these means, and we expect over time to achieve a higher level of growth than could be achieved through either of them alone. Further, we expect our business, including the businesses that we acquire, to be operated efficiently so that earnings can grow as we increase revenue.

Pursuit of this business model is demanding on our executives. They must implement efforts to enhance sales opportunities of existing products, oversee effective and efficient new product development and enhancements, successfully identify and complete the acquisition of complementary products and businesses and integrate these operations with our existing businesses, as well as conduct our business in an efficient manner.

In consideration of these factors, the primary objectives of our executive compensation are:

Retain Qualified Executive Talent. We have increased our revenue nearly four-fold from 2003 to 2007 and during this period completed five acquisitions of companies with principal offices in four different countries, and believe that maintaining continuity within our executive team has contributed significantly to our ability to achieve this growth. Our business is competitive and our headquarters are in an area where there is significant competition for executive talent. In light of these factors, a key objective of our compensation is to allow us to retain qualified executives. We believe that our ability to keep our senior executive team intact over the past four years reflects some measure of success of our compensation programs.

Attract Qualified Executives. While we have had no significant changes in our executive staff over the last four years, we understand that we may find it in our interests to, or may be required to, add new individuals to our executive team. This may especially be the case if we continue to grow our business and thereby increase the level of skills needed to manage it and the size of the management team charged with doing so. For us to be appropriately positioned to attract new talent as needed, we must be prepared to, and perceived as an employer that is willing to, offer competitive compensation.

Link Compensation to Achievement of Our Business Objectives. We believe that the single performance factor most capable of increasing stockholder value for the company is growth in earnings. As a result, we believe that a significant portion of the current period cash compensation that our executives are eligible to receive should be tied to attainment of the earnings target incorporated into our annual business plan, and that if we achieve our plans our executives should be rewarded commensurately.

Provide Direct Incentives for the Enhancement of Stockholder Value Over the Long Term. The effectiveness of our management in operating our business has a strong influence on the value of our common stock over time. We believe that our executives should be positioned to share, with our stockholders, in the gains and losses from changes in the value of our common stock over time and that this form of compensation will further motivate our executives to seek to increase stockholder value.

Elements of Compensation

Our executive officers’ compensation currently has two primary elements of compensation—cash compensation, in the form of salary and annual incentive awards, and equity awards, in the form of stock options and restricted stock grants. In addition, we provide our executive officers with benefits that are available generally to all salaried employees.

We believe that we would impair our ability to retain our executives or, as required, attract new executives if we did not offer a competitive salary. As such, our goal is to provide salaries that are sufficient to make us reasonably confident of our ability to retain our executive team without overpaying. We further believe that a substantial portion of the cash compensation that our executives are eligible to receive should be directly tied to corporate performance. We believe that our annual business plans, which are the basis for our annual incentive plans, represent reasonably challenging targets, the achievement of which should position us to increase stockholder value. For instance, our non-GAAP income before tax, which corresponds closely to pre-tax profit in our business plan, grew 35% in 2007 over 2006, but this did not meet the threshold for payment under our incentive plan and our executive team did not receive an incentive award for 2007. Equity awards are designed both for the provision of a competitive compensation package and for the purpose of providing a further incentive to our executives to increase stockholder value. We explain below with greater specificity how the Compensation Committee determines the amount paid or granted under such element.

In establishing compensation, we take into account the compensation that is payable by companies that we believe to be our competitors and by other companies with which we believe we generally compete for executives. To this end, our Compensation Committee works with management and an outside compensation consultant to define the specific criteria used to identify appropriate market comparisons for establishing compensation levels and the mix of salary, incentive compensation and equity compensation. When determining our peer companies, we focused on identifying companies with whom Natus competes directly for customers and employees, as well as other medical device companies, and in particular focus on companies headquartered in the San Francisco Bay Area. In addition, we selected companies that are generally within our size, limiting the peer group to companies whose annual revenue was within a range of approximately .5x to 2.0x our revenue run rate at the end of 2007. The peer companies that we reviewed are: Abaxis; Analogic; Aspect Medical Systems; Cardiac Science; Cholestech; Digirad; Possis Medical; Sonosite; Thoratec; Vital Signs; and Zoll Medical. For the purpose of establishing the components of compensation as described below relative to the peer group’s compensation, our advisor evaluated compensation for the most recently completed fiscal year for which the respective peer group companies have provided compensation information in their proxy materials.

In determining the compensation of each of our executive officers, other than the Chief Executive Officer, our Compensation Committee considers the recommendations of the Chief Executive Officer.

We view the cash and equity elements of compensation as distinct. We think that each of these main components must be perceived by our executives as competitive with the corresponding compensation element paid by our peer companies. Within our cash compensation, the salary and incentive payments are linked in terms of benchmarking. We structure our salaries to be approximately the median of our peer companies and for 2007 and 2008 our incentive plan was targeted so that cash bonus payments at the target level would provide aggregate cash compensation (that is, salary plus bonus) at approximately the median level of our peer companies and aggregate cash payments at the 75th percentile of the peer group if incentive payments were paid at the highest level.

We used the median level as our benchmark for salaries and aggregate cash consideration, as we thought this would be sufficient to achieve our retention goals. We used the 75th percentile as the target for the high end of aggregate cash compensation because we adopt business plans that are a challenge for us to achieve, and we believe that if our executives exceed the demanding targets in these plans they should be eligible to receive higher levels of compensation. This being the case, we have not undertaken to determine the extent to which our performance targets are more or less difficult to achieve than those of our peer group because we did not think that it would be feasible to do so.

We view our compensation decisions as an exercise in paying competitive compensation, with desired performance goals, on an annual basis. Our cash compensation is not tied to performance beyond one year. Our equity awards vest over a period of time and as such are impacted by the value of our common stock over the life of the option or the vesting period of the restricted stock, as the case may be. We do not take account of prior wealth accumulation by our executives from the receipt of cash on exercise or vesting of equity awards as we do not believe these prior period returns provide a significant motivation or retention benefit in the current period. Further, we do not set the compensation of our executives at any multiple or ratio to the compensation of other executives or employees. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and immediate compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, other than as described below for the manner in which we make stock option and restricted stock awards to executives.

Our Compensation Committee’s current intent is to perform on a regular basis a strategic review of our executive officers’ overall compensation packages to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in our peer group companies.

Cash Compensation Element

As noted above, we seek to pay base salaries that are at the median level of our peer group. Annual increases in base salary are determined on an individual basis, primarily based on market data. We may also adjust salary up or down if we think such a change is merited on the basis of the officer’s personal performance, but did not make any such adjustments for 2007 or 2008. In 2007, the executive officers, other than the Chief Executive Officer of the Company, received salary increases ranging from 7% to 13% over their salaries for 2006.

Our 2007 incentive plan was, and our 2008 incentive plan is, based on the attainment of the pre-tax earnings measure that is contained in the business plan approved by our board of directors for the operation of our business for the full year. We choose this single metric because we believe that over time our earnings are the key driver of stockholder returns. We chose pre-tax earnings in particular as various factors, some of which we have limited ability to control, impact our effective tax rate. The complexity of our tax situation is further discussed in Management’s Discussion and Analysis in our Annual Report on Form 10-K. Our business plan is based on factors of which our Board is aware at the time it is established. If our actual results are affected by discrete events that we did not anticipate, and if we believe these are events for which our management should not bear the responsibility or the benefit in the current period, the impact of such events is eliminated. We use this single metric for the determination of the incentive compensation for all of our executives, although we may adjust individual compensation based on our assessment of individual performance. We believe that the use of a single metric for all executives motivates our executives to work cohesively to achieve our goal and think the benefits of this concerted effort among our executive team outweigh the marginal additional performance that we could possibly motivate on an individual basis with personal performance targets.

In December 2006, the Compensation Committee approved the 2007 cash incentive plan for executive officers (other than the Vice President Marketing and Sales) of the Company based on the Company achieving the pre-tax profit contained in the 2007 business plan adopted by our Board of Directors. The target bonus for the Chief Executive Officer was set at 75% of 2007 base salary and the target bonus for the other executive officers was set at 35% of their respective 2007 base salaries. The Chief Executive Officer’s cash bonus could have ranged from 37.5% to a maximum of 112.5% of 2007 base salary, and the cash bonuses for the other executive officers could have ranged from 17.5% to a maximum of 52.5% of their respective 2007 base salaries. The incentive plan bonuses would have been paid at the lowest end of the range for achieving pre-tax profits of 85% of the amount included in the 2007 business plan, would have been paid to the target level of incentive payment if pre-tax profits were equal to the amount contained in the business plan, and would have been paid at the highest end of the range if pre-tax profit equaled or exceeded 115% of the business plan. Incentive plan payments would have been prorated for results falling in between these milestones. For 2007, we did not make any incentive payments. Our pre-tax profits, as adjusted to eliminate, primarily, the loss incurred from operating Excel-Tech for one month and from foreign exchange losses incurred in hedging the purchase price for Excel-Tech that was payable in Canadian dollars, as well as other expenses related to the acquisition, was approximately 84% of the pre-tax profit contained in the business plan and, therefore, no incentive payments were earned under the plan. At an April 2007 meeting the Compensation Committee approved the non-salary cash compensation for our Vice President Marketing and Sales, providing for commissions at specified percentages of sales, based on achieving a pre-determined threshold level of sales, and an incentive based on achievement of Company sales goals and on the attainment of the pre-tax earnings measure that is contained in the business plan approved by our board of directors for the operation of our business for the full year.

In December 2007, the Compensation Committee approved the 2008 cash compensation for the executive officers. Salary increases were 4%, 16%, 11% and 14% for Dr. Chung, Mr. Mince, Mr. Murphy and Mr. Traverso, respectively. These changes were based on our ongoing intent to maintain salaries at the median level of our peer group, as adjusted for the Compensation Committee’s assessment of individual performance. The Committee also approved the 2008 incentive plan. The plan for Mr. Hawkins has the same percentage minimums, targets and maximums as described above for the 2007 incentive plan. The target bonus for Dr. Chung, Mr. Mince, and Mr. Murphy was increased to 40% of their 2008 base salary, and can range from a minimum of 20.0% to a maximum of 60.0% of their respective 2008 base salaries. Mr. Traverso’s target bonus is 27% of his 2008 base salary, and can range from a minimum of 13.5% to a maximum of 40.5% of his respective 2008 base salary. In addition to his 2008 base salary, Mr. Traverso will receive payments made pursuant to a sales commission plan that is paid on a regular basis with a target amount of $65,000, and a minimum and maximum of $32,500 and $97,500, respectively. Payment of any bonus under the 2008 incentive plan is, once again, based on the attainment of the pre-tax profits contained in the Board’s 2008 business plan.

We believe that the 2008 business plan was developed by the Board using the same philosophy as was employed in setting the plans for 2006 and 2007. For 2006 our pre-tax profit exceeded the business plan by approximately 11% and incentive payments were made accordingly, and for 2007 pre-tax profits did not meet the threshold of 85% of the business plan’s pre-tax profits and no incentive awards were paid under our 2007 incentive plan for executives.

Equity-Based Compensation Element

Equity based compensation provides employees with a common interest with our stockholders to increase the value of our common stock. Equity awards are granted to employees, including our executive officers, in the form of stock options and restricted stock, which in the case of options are granted with an exercise price equal to the fair market value on the date of grant. Stock options have value only if the stock price increases over time and the value of restricted stock awards increases over time as the stock price increases. In addition, equity grants help retain key employees because they typically cannot be fully exercised or are subject to a right of repurchase for four years and, in the case of options, if not exercised, are forfeited if the employee leaves the employ of the Company. The four-year vesting schedule also helps focus our employees on long-term performance. In 2006, our Board of Directors reduced the term of options that we grant from ten years to six years in order to reduce the expense of such options under SFAS 123R.

We intend to grant equity awards to our executives having an SFAS 123R value that is consistent with the median value of equity awards made by our peer group. Since 2006, we have sought to achieve this through stock option grants and restricted stock awards, with each form of the annual award representing approximately half of the targeted value for that year.

Equity-based compensation is granted to executive officers when the executive first joins us. Additional equity based compensation may be granted in connection with a significant change in responsibilities. Further, we typically make annual equity awards to our executive officers, as was the case in 2007 based on the factors noted above. The committee’s procedure for timing of equity awards (restricted stock and stock options) provides assurances that grant timing is not being manipulated to result in a price that is favorable to employees. We generally expect to make annual equity awards at the Compensation Committee meeting held in connection with the Company’s annual meeting. The exercise price for all option grants is the closing price on the last completed day of trading prior to any meeting of the Compensation Committee.

Compensation of the Chief Executive Officer

Mr. Hawkins’ compensation in 2007 consisted of the same components as for our other executive officers, including a base salary, incentive compensation and equity compensation. The same principles were employed in establishing Mr. Hawkins salary, bonus opportunity and equity awards for 2007 as for the other executive officers, as described above. We arrived at Mr. Hawkins’ annual salary for 2007, which was an increase of 10% from his base salary for 2006, based on our goal of paying salaries at the median of our peer group companies. Mr. Hawkins’ bonus opportunity was based on achievement of pre-tax operating profit as discussed above. Because we did not meet the threshold performance level for payment under our 2007 incentive plan, Mr. Hawkins did not receive an incentive award for 2007. Mr. Hawkins received a restricted stock award of 30,000 shares and a stock option grant of 60,000 shares on June 13, 2007, which awards were designed to match the median level of CEO compensation in our peer group. For 2008, Mr. Hawkins’ salary increased by 13% to maintain his salary at the median level of our peer group.

Employment Agreements and Change in Control Arrangements

We entered into employment agreements with William M. Mince and Kenneth M. Traverso in November 2002, with D. Christopher Chung, M.D. in March 2003, with Steven J. Murphy in May 2003 and with James B. Hawkins in April 2004, which agreement was amended in April 2008. Other than Mr. Hawkins, the terms of these agreements are substantially the same. Upon termination of employment for cause, death or disability, the executive will only be eligible for severance benefits, if any, in accordance with the Company’s established policies for all employees as then in effect, which consist primarily of short-term disability and group life insurance benefits.

Should an officer’s, other than Mr. Hawkins’, employment with us terminate for other than cause, death or disability, the officer shall be entitled to:

•	Receive continuing payments of severance pay, less applicable withholding taxes, at a rate equal to the officer’s then current base salary rate for a period of twelve months;

•

The immediate vesting of any unvested stock options, restricted stock, or other equity awards, which in the case of stock options would be exercisable for a period of 30 days after such termination; and

•

Continued payment by the Company of COBRA benefits through the lesser of (i) eighteen months from the effective date of such termination, (ii) the date upon which the officer and the officer’s eligible dependents become covered under similar plans, or (iii) the date the officer no longer constitutes a “Qualified Beneficiary”, as such term is defined in Section 4980B(g) of the Internal Revenue Code of 1986, as amended.

These agreements also provide for the same severance benefits as above if the officer terminates his employment for “good reason” within 12 months following a change-in-control transaction. Employment termination is for “good reason” if it follows a significant reduction in the officer’s duties or responsibilities, a reduction in base salary, a material reduction in employee benefits, relocation of more than 35 miles from the officer’s present location, or the failure of a successor entity to assume the employment agreement. A change in control for such employment agreements is a transaction by which someone acquires more than 50% of the Company’s outstanding voting power, a change in the Board of Directors within a two year period such that fewer than a majority are incumbent directors, a merger or consolidation following which the stockholders of the Company own 40% or less of the combined voting power of the Company or the surviving entity, or the sale of all or substantially all of the assets of the Company.

Should Mr. Hawkins’ employment with us terminate for other than cause, death or disability, Mr. Hawkins shall be entitled to:

•	Receive a lump sum payment due and payable within thirty (30) days after the date of separation, less applicable withholding taxes equal to his then current base salary;

•

The immediate vesting of any unvested stock options, restricted stock, or other equity awards, which in the case of stock options would be exercisable for a period of 30 days after such termination; and

•

Continued payment by the Company of COBRA benefits through the lesser of (i) twelve months from the effective date of such termination, or (ii) the date upon which he or his eligible dependents become covered under similar plans.

Pursuant to the amendment to Mr. Hawkins employment agreement in April 2008, the agreement provides that if within twelve months of a change-in-control transaction Mr. Hawkins terminates his employment for “good reason” or is terminated without cause, then Mr. Hawkins will receive a lump sum payment due and payable within thirty (30) days after the date of separation, less applicable withholding taxes, equal to two times the sum of (i) the greater of his then current base salary rate and his base salary rate in effect immediately prior to the change-in-control transaction and (ii) the greater of 100% of his target bonus then in effect and 100% of his target bonus as in effect immediately prior to the change-in-control transaction; (iii) continued provision of COBRA or similar benefits through the lesser of twenty-four months or the date upon which Mr. Hawkins becomes covered under similar plans; and (iv) the immediate vesting of unvested stock options, restricted stock and other equity awards. Employment termination is for “good reason” if it follows a material reduction in the officer’s duties or responsibilities, a material reduction in base salary, a material reduction in employee benefits, relocation of more than 35 miles from the officer’s present location, or the failure of a successor entity to assume the employment agreement. A change in control for purposes of this employment agreement is a transaction by which someone acquires more than 50% of the Company’s outstanding voting power, a merger or consolidation following which the stockholders of the Company own 40% or less of the combined voting power of the Company or the surviving entity, stockholder approval of a plan to liquidate the Company, or the sale of all or substantially all of the assets of the Company.

To be eligible for termination benefits, the executive must comply with certain non-compete and non-solicitation provisions and retention is conditioned on execution of a release of claims.

The base salaries for our executive officers for 2007 were as follows: James B. Hawkins, $375,000; Steven J. Murphy, $225,000; D. Christopher Chung, $230,000; William M. Mince, $225,000; and Kenneth M. Traverso, $210,000.

We believe that these agreements appropriately balance our needs to offer a competitive level of severance protection to our executives and to induce our executives to remain in our employ through the potentially disruptive conditions that may exist around the time of a change in control, while not unduly rewarding executives for a termination of their employment. We note that our change in control terms include so-called “double trigger” provisions, so that the executive is not entitled to the severance payment by the mere occurrence of the change in control. This feature, we believe, will be an incentive to the executive to remain in the employ of the company if such continuation is required by our partner in a change in control transaction. Our Compensation Committee approved the amendment of Mr. Hawkins agreement in April 2008 to provide for two years of salary and bonus payments, and two years of COBRA, or similar, coverage following a review of the change in control severance provisions of the chief executive officers of peer companies. The Committee determined that the prior provision of one year of salary and COBRA benefits was lower than that provided by most of the peer companies and that two years of salary and bonus and benefits was more consistent with that provided by the peer companies.

Our 1991 Stock Option Plan and our Amended and Restated 2000 Stock Awards Plan provide for the grant of options to purchase our common stock to employees and consultants. Prior to June 14, 2006, options granted to employees had a contractual term of ten years; options granted since June 14, 2006 have a contractual term of 6 years. The plans provide that after certain “change in control” events (as defined in the plan), including, for example, our merger with or into another corporation or the sale of all or substantially all of our assets, outstanding options may be assumed or equivalent options may be substituted, by the successor corporation. Thereafter, if the optionee’s status as our employee or employee of the successor corporation is terminated within 12 months other than by a voluntary resignation or termination for cause, the option may become fully exercisable. Further, if the successor corporation does not assume an outstanding option or substitute for it an equivalent option, the option becomes fully vested and exercisable.

For further detailed financial information concerning the severance and change in control arrangements with our executive officers, please see the tabular information contained in the section entitled “Potential Payments Upon Termination or Change in Control.”

Other Benefits

Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers, which we intend to be comparable to those provided at peer companies.

Accounting Treatment

We account for equity compensation paid to our employees under SFAS 123R, which requires us to estimate and record an expense over the service period of the award. Our cash compensation is recorded as an expense at the time the obligation is accrued. We structure the cash compensation element of our incentive compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible by us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options granted at fair market value should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to employees.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1 million paid to the chief executive officer or to any of the other four most highly compensated executive officers of a company will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Section 162(m). Our primary objective in designing and administering compensation policies is to support and encourage the achievement of our long-term strategic goals and to enhance stockholder value. When consistent with this compensation philosophy, we also intend to attempt to structure compensation programs such that compensation paid thereunder will be tax deductible by Natus. In general, stock options granted under our stock option plans are intended to quality under and comply with the “performance based compensation” exemption provided under Section 162(m), thus excluding from the Section 162(m) compensation limitation any income recognized by executives pursuant to such stock options. The Compensation Committee intends to review periodically the potential impacts of Section 162(m) in structuring and administering our compensation programs.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation of our Chief Executive Officer, Chief Financial Officer, and the other three most highly compensated executive officers (the “named executive officers”), all of whom were serving as executive officers of the Company as of December 31, 2007.1

Name and Principal Position	Year	Salary (2)	Stock Awards (3)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
James B. Hawkins	2007	$375,000	$102,601	$287,230	—	$3,466	$768,297
President and Chief Executive Officer	2006	340,000	21,003	299,750	$230,500	2,720	893,973
Steven J. Murphy	2007	$225,000	$35,144	$86,640	—	$4,306	$351,090
Vice President Finance and Chief Financial Officer	2006	200,000	7,501	81,451	$81,400	2,576	372,928
D. Christopher Chung, M.D.	2007	$230,000	$35,143	$86,416	—	$2,920	$354,479
Vice President Medical Affairs and R&D	2006	210,000	7,501	79,958	$85,500	2,605	385,564
William M. Mince	2007	$225,000	$35,143	$85,574	—	$4,306	$350,023
Vice President Operations	2006	201,000	7,501	79,837	$81,800	2,578	372,716
Kenneth M. Traverso	2007	$299,000	$35,143	$86,416	—	$3,130	$423,689
Vice President, Marketing and Sales	2006	296,000	7,501	85,477	$40,000	2,720	431,698

(1)	Each of the named executive officers has an Employment Agreement with us that provided for an initial base salary that is subject to subsequent review and to adjustments. These agreements provide that the executive’s employment is on an “at will” basis. These agreements also provide for certain payments and other benefits upon termination of employment in certain circumstances, as further described under “Employment Agreements and Change in Control Arrangements” in the “Compensation Discussion and Analysis” above, and in the “Potential Payments Upon Termination or Change in Control” section below.

(2)	For Mr. Traverso, the amount included in the “Salary” column consists of a base salary plus a commission that is based on sales of the Company that is paid quarterly during the year.

(3)	The amounts included in the “Stock Awards” and “Option Awards” columns represent the compensation cost recognized by the Company in 2007 related to restricted stock awards and option awards, respectively, pursuant to Statement of Financial Accounting Standards No. 123R, except that in the case of option awards, a forfeiture rate of zero percent has been used. For a discussion of other valuation assumptions, see Notes 1 and 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. See the “Grants of Plan Based Awards Table” for more information regarding the equity awards granted by the Company in 2007. Refer to the “Compensation Discussion and Analysis” above for a discussion of these awards.

(4)	No bonuses were paid under our 2007 cash incentive plan for 2007 performance. For 2006, the amounts shown represent amounts paid in March 2007 under our 2006 cash incentive plan for 2006 performance. See the “Grants of Plan Based Awards Table” for more information regarding non-equity incentive plan compensation. Refer to the “Compensation Discussion and Analysis” above for a discussion of non-equity incentive plan compensation.

(5)	The amounts included in the “All Other Compensation” column consist of matching contributions paid by the Company into our 401(k) plan on behalf of the named executive officers and life insurance premiums.

GRANTS OF PLAN BASED AWARDS

This table discloses the actual numbers of stock options and restricted stock awards granted to our Named Executive Officers in 2007 and the grant date fair value of these awards. It also captures potential future payouts under the Company’s 2007 non-equity incentive plan.

Name	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	All Other Option Awards: Number of Securities Underlying Options (3)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Mr. Hawkins	—	$140,625	$281,250	$421,875
	06/13/2007				30,000			$477,570
	06/13/2007					60,000	$15.92	377,346
Mr. Murphy	—	39,375	78,750	118,125
	06/13/2007				10,000			159,190
	06/13/2007					20,000	$15.92	125,782
Dr. Chung	—	40,250	80,500	120,750
	06/13/2007				10,000			159,190
	06/13/2007					20,000	$15.92	125,782
Mr. Mince	—	39,375	78,750	118,125
	06/13/2007				10,000			159,190
	06/13/2007					20,000	$15.92	125,782
Mr. Traverso	—	—	—	—
	06/13/2007				10,000			159,190
	06/13/2007					20,000	$15.92	125,782

(1)	Each of the named executive officers other than Mr. Traverso had a range of payouts targeted for 2007 non-equity incentive compensation, based on the Company’s performance as described in “Compensation Discussion and Analysis” above. No bonus payment was made for 2007 performance.

(2)	Each of the named executive officers received a grant of restricted shares in 2007. The restricted shares vest as follows: 50% in August 2009, 25% in August 2010, and 25% in August 2011.

(3)	Each of the named executive officers received a grant of stock options in 2007. Options were granted with an exercise price equal to the fair market value on the date of grant, which was based on the closing price of the Company’s common stock immediately prior to the award. The shares vest ratably over a 48-month period and may be exercised for six years from the date of grant. Refer to the “Compensation Discussion and Analysis” above for a description of our equity based compensation practices.

(4)	These amounts represent the grant date fair value, computed in accordance with SFAS no. 123R, of restricted stock, restricted stock units and stock options granted to our named Executive Officers in 2007. The assumptions we use in calculating these amounts are discussed in Note 11–Share Based Compensation of the Notes to our consolidated financial statements, except that the amounts reflected in the table above exclude the impact of estimated forfeitures of equity awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards (1)					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Mr. Hawkins	7,500 30,000 75,000 406,666	52,500 50,000 45,000 58,334	$15.92 11.32 10.03 4.07	06/13/2013 06/15/2012 06/09/2015 04/08/2014	(4) (4) (3) (2)	44,000	$851,400
Mr. Murphy	2,500 11,250 31,250 38,333 35,000 25,000	17,500 18,750 18,750 1,667 — —	$15.92 11.32 10.03 4.51 4.11 3.45	06/13/2013 06/15/2012 06/09/2015 02/25/2014 05/30/2013 11/12/2012	(4) (4) (3) (3) (3) (2)	15,000	$290,250
Dr. Chung	2,500 11,250 31,250 47,917 50,000 25,000 10,000 50,000	17,500 18,750 18,750 2,083 — — — —	$15.92 11.32 10.03 4.51 3.50 3.45 4.70 6.25	06/13/2013 06/15/2012 03/09/2015 02/25/2014 02/27/2013 11/12/2012 04/12/2012 12/12/2010	(4) (4) (3) (3) (3) (3) (3) (2)	15,000	$290,250
Mr. Mince	2,500 11,250 31,250 22,917	17,500 18,750 18,750 2,083	$15.92 11.32 10.03 4.51	06/13/2013 06/15/2012 06/09/2015 02/25/2014	(4) (4) (3) (2)	15,000	$290,250
Mr. Traverso	2,500 11,250 31,250 47,917 50,000 50,000 25,000 10,000 100,000	17,500 18,750 18,750 2,083 — — — — —	$15.92 11.32 10.03 4.51 3.50 3.45 4.15 5.69 6.25	06/13/2013 06/15/2012 06/19/2015 02/25/2014 02/27/2013 11/12/2012 06/14/2012 10/23/2011 12/12/2010	(4) (4) (3) (3) (3) (3) (3) (3) (2)	15,000	$290,250

(1)	Initial grants of options to the named executive officers upon employment vest 6/48ths after the completion of six months of service with the remainder vesting ratably over the next 42 months. Subsequent grants of options vest ratably over a 48-month period.

(2)	Represents an initial grant of options upon employment that expire 10 years from the date of grant.

(3)	Represents subsequent grant of options granted prior to June 14, 2006 that expire 10 years from the date of grant.

(4)	Represents subsequent grant of options granted on or after June 14, 2006 that expire 6 years from the date of grant.

(5)	The amounts in this column represent the value of these awards based on the closing price of our stock on December 31, 2007 of $19.35.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2007 for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
Mr. Hawkins	—	—	—	—
Mr. Murphy	—	—	—	—
Dr. Chung	—	—	—	—
Mr. Mince	—	—	—	—
Mr. Traverso	—	—	—	—

(1)	The named executive officers were granted restricted shares on June 13, 2007 that vest 50% in August 2009, 25% in August 2010, and 25% in August 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Under the employment agreements between the Company and the named executive officers, upon termination of employment for cause, death or disability, the executive will only be eligible for severance benefits, if any, in accordance with the Company’s established policies for all employees as then in effect. The table that follows reflects the amount of compensation due to our named executive officers if their employment is terminated for other than cause, death or disability, or their employment is terminated or the executive terminates his employment for good cause, following a change in control, as more fully described under “Employment Agreements and Change in Control Arrangements” in the “Compensation Discussion and Analysis” above. The amounts shown below assume that such termination or change in control event was effective as of December 31, 2007 and do not give effect to the changes in salary and target bonus for 2008 as more fully described under “Cash Compensation Element” and “Compensation of the Chief Executive Officer” in the “Compensation Discussion and Analysis” above.

Name	Cash Severance Payment	Continuation of Medical and Welfare Benefits	Acceleration of Equity Awards (1)	Total Termination Benefits
Mr. Hawkins (2)	$375,000	$9,825	$2,743,719	$3,128,544
Mr. Murphy	225,000	9,825	700,326	935,151
Dr. Chung	230,000	15,136	892,000	1,137,136
Mr. Mince	225,000	9,825	706,500	941,325
Mr. Traverso	210,000	15,136	706,500	931,636

(1)	Under the employment agreements between the Company and the named executive officers, upon a covered termination, any unvested stock options, restricted stock, or other equity awards would immediately vest and options would be exercisable for up to 30 days following termination. Such unvested awards would also vest if an acquiring company does not assume them following a change in control transaction. The amounts in this column represent the intrinsic value of these awards based on the closing price of our stock on December 31, 2007 of $19.35.

(2)	Does not give effect to the amendment of Mr. Hawkins employment agreement adopted in April 2008 as more fully described under “Employment Agreements and Change in Control Arrangements” in the “Compensation Discussion and Analysis” above. Under the terms of Mr. Hawkins revised employment agreement, his cash severance payment would be $1,031,250, the continuation of medical and welfare benefits would be $19,650 and his total termination benefits would be $3,794,619.

DIRECTOR COMPENSATION

Directors who are employees receive no additional compensation for serving on the board or its committees. The table below discloses the annual compensation provided during the year ended December 31, 2007 to directors who are not employees:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3, 4)	Total ($)
Ms. Engibous	$27,500	$25,033	$34,426	$86,959
Mr. Gunst	50,000	25,033	35,650	110,683
Mr. Ludlum	42,250	25,033	33,313	100,596
Mr. Michael	36,250	25,033	34,426	95,709
Mr. Moore	31,250	25,033	33,313	89,596

(1)	Fees earned and paid in cash were based on the following retainer and payment schedule:

	Prior to Oct. 2007	After Oct. 2007
Annual retainer	$12,000	$20,000
Annual retainer for service as Chairman of the Board	12,000	20,000
Annual retainer for service as Chairman of the Audit Committee	12,000	13,000
Annual retainer for service as Chairman of the Compensation Committee	4,000	6,000
Annual retainer for service as Chairman of the Nominating & Governance Committee	3,000	4,000
Payment for each Board meeting attended	1,500	1,500
Payment for each Audit Committee meeting attended	1,000	1,500
Payment for each Committee meeting attended (excluding the Audit Committee)	500	1,000

In addition, we pay the Audit Committee Chairman $500 per meeting attended for attendance at Sarbanes-Oxley Oversight meetings.

(2)	In June 2007, each non-employee director received a restricted stock award of 2,500 shares that vests in June 2008. The grant date fair value of these awards, computed in accordance with SFAS 123R, was $39,800. The assumptions we use in calculating this amount are discussed in Note 11of the notes to our consolidated financial statements included in our Annual Report on Form 10-K, except that this amount excludes the impact of estimated forfeitures of equity awards. In 2006, each non-employee director received a restricted stock award of 1,250 shares that vested in June 2007. The amount in this column shows the expense recognized by the Company in 2007 for restricted stock awards.

(3)	The amounts in this column reflect the expenses related to options granted to the Company’s non-employee directors recognized in the Company’s 2007 financial statements pursuant to Statement of Financial Accounting Standards No. 123R, except that a forfeiture rate of zero percent has been used. For a discussion of other valuation assumptions, see Notes 1 and 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. All of our non-employee Directors received an initial grant of 30,000 options upon their appointment to the board that vests ratably over a 36-month period. Any non-employee directors appointed to the board in the future will receive an initial grant of 10,000 shares that vests ratably over a 36-month period. Prior to December 31, 2006, each director received an additional grant of 10,000 options annually. For 2006, each director received a grant of 7,500 options and restricted stock as discussed above and for 2007, each director received a grant of 5,000 options and restricted stock as discussed above. All options granted to directors other than their initial grant vest ratably over a 12-month period. Stock option grants were established using the same procedure for timing and price as is used for employees. Refer to the “Compensation Discussion and Analysis” above for a description of our equity based compensation practices. The grant date fair value of the options granted to our non-employee directors in 2007, computed in accordance with SFAS 123R, was $31,446. The assumptions we use in calculating this amount are discussed in Note 11 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K, except that this amount excludes the impact of estimated forfeitures of equity awards.

(4)	At December 31, 2007, Ms. Engibous had 52,500 options and 2,500 unvested restricted shares outstanding, Mr. Gunst had 47,500 options and 2,500 unvested restricted shares outstanding, Mr. Ludlum had 5,000 options and 2,500 unvested restricted shares outstanding, Mr. Michael had 52,500 options and 2,500 unvested restricted shares outstanding, and Mr. Moore had 72,500 options and 2,500 unvested restricted shares outstanding.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Moore, Ms. Engibous and Mr. Gunst. Mr. Moore was our Chief Executive Officer from April 1989 to May 1992. During 2007, Mr. Hawkins, our president and chief executive officer, participated in discussions and decisions of the Compensation Committee regarding salaries and incentive compensation for our executive officers, but he was excluded from discussions regarding his own salary and incentive compensation. No interlocking relationship exists between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Compensation Committee Report

The Compensation Committee of the Board of Directors of Natus has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders.

Respectfully submitted by:
THE COMPENSATION COMMITTEE

WILLIAM M. MOORE, Chairman
DORIS E. ENGIBOUS
ROBERT A. GUNST

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 25, 2008, concerning:

•	Beneficial owners of more than 5% of Natus common stock;

•	Beneficial ownership by current Natus directors and nominees, and the named executive officers set forth in the “Summary Compensation Table”; and

•	Beneficial ownership by all current Natus directors and executive officers as a group.

The information provided in the table is based on Natus’ records, information filed with the Securities and Exchange Commission and information provided to Natus, except where otherwise noted.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire as of June 24, 2008 (60 days after April 25, 2008) through the exercise of any stock option or other right. The address for those individuals for which an address is not otherwise provided is c/o Natus Medical Incorporated, 1501 Industrial Road, San Carlos, California 94070. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

SECURITY OWNERSHIP TABLE

Name and Address	Shares Owned	Right to acquire beneficial ownership under options exercisable within 60 days	Total Owned
Principal Stockholders
Nierenberg Investment Management Company, Inc. 19605 NE 8th Street Camas, WA 98607 (1)	4,359,845	—	4,359,845	19.04%
The Bank of New York Mellon Corporation One Wall Street, 31st Floor New York, NY 10286 (2)	1,186,302	—	1,186,302	5.18%
AWM Investment Company, Inc. 527 Madison Avenue, Suite 2600 New York, NY 10022 (3)	1,094,861	—	1,094,861	4.78%
Directors, Nominees and Named Executive Officers
D. Christopher Chung, M.D. (4)	15,000	242,501	257,501	1.11%
Doris E. Engibous (5)	3,750	52,500	56,250	*
Robert A. Gunst (5)	5,750	47,500	53,250	*
James B. Hawkins (6)	73,667	609,999	683,666	2.91%
Kenneth E. Ludlum (5)	47,450	5,000	52,450	*
Mark D. Michael (5)	8,750	52,500	61,250	*
William L. Mince (7)	69,981	82,501	152,482	*
William M. Moore (8)	111,452	72,500	183,952	*
Steven J. Murphy (7)	32,817	157,501	190,318	*
Kenneth M. Traverso (9)	139,123	342,501	481,624	2.07%
All Directors and Executive Officers as a group (10 persons) (10)	507,740	1,665,003	2,172,743	8.85%

*	Represents holdings of less than one percent.

(1)

Based on information reported on Schedule 13D filed with the Securities and Exchange Commission on April 8, 2008. Nierenberg Investment Management Company, Inc. is the general partner of several entities that hold our common stock, including the D3 Family Bulldog Fund L.P., the D3 Offshore Fund L.P., the D3 Family Fund L.P., and the D3 Family Canadian Fund L.P., collectively, the D3 Family Funds. Nierenberg Investment Management Company has sole voting and investment power with respect to all of these shares.

(2)	Based on information reported on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008. All of the shares are beneficially owned by The Bank of New York Mellon Corporation and its direct or indirect subsidiaries in their various fiduciary capacities. The Bank of New York Mellon Corporation reports sole voting power with respect to 907,425 shares, shared voting power with respect to 3,000 shares, and sole dispositive power with respect to 1,186,302 shares.

(3)

Based on information reported on Schedule 13G filed with the Securities and Exchange Commission on February 13, 2008. AWM Investment Company, Inc. (“AWM”) is the general partner and investment advisor to Special Situations Cayman Fund, L.P. AWM also serves as the general partner of MGP Advisers Limited Partnership, the general partner and investment adviser to Special Situations Fund III, L.P. and general partner of Special Situations Fund III, QP, L.P. (“SSFQP”). AWM serves as the investment adviser to SSFQP. AWM reports sole voting and dispositive power with respect to all of these shares. Does not give effect to any transactions in our common stock subsequent to the latest filing on Schedule 13G, including the shares purchased in our underwritten stock offering on April 9, 2008 described in “Certain Relationships and Policies on Related Party Transactions” above.

(4)	All shares subject to a right of repurchase by the Company that expires as to 2,500 shares on August 1, 2008, 6,250 shares on August 1, 2009, 3,750 shares on August 1, 2010 and 2,500 shares on August 1, 2011.

(5)	Includes 2,500 shares subject to a right of repurchase by the Company that expires on June 13, 2008.

(6)	Includes 44,000 shares subject to a right of repurchase by the Company that expires with respect to 7,000 shares on August 1, 2008, 18,500 shares on August 1, 2009, 11,000 shares on August 1, 2010 and 7,500 shares on August 1, 2011.

(7)	Includes 15,000 shares subject to a right of repurchase by the Company that expires as to 2,500 shares on August 1, 2008, 6,250 shares on August 1, 2009, 3,750 shares on August 1, 2010 and 2,500 shares on August 1, 2011.

(8)	Includes 99,892 shares held by The Moore Family Trust and 4,150 shares held by Mr. Moore’s spouse. 101,142 of the shares beneficially owned by Mr. Moore have been pledged as collateral for a line of credit available to Mr. Moore, under which there is currently no outstanding balance. Also includes 2,500 shares subject to a right of repurchase by the Company that expires on June 13, 2008.

(9)	Includes 8,572 shares held by the Traverso Family Trust, 10,500 shares held in an IRA for the benefit of Mr. Traverso and 4,100 shares held in an IRA for the benefit of Mr. Traverso’s spouse. 99,951 of the shares beneficially owned by Mr. Traverso have been pledged as collateral for a line of credit available to Mr. Traverso. Also includes 15,000 shares subject to a right of repurchase by the Company that expires as to 2,500 shares on August 1, 2008, 6,250 shares on August 1, 2009, 3,750 shares on August 1, 2010 and 2,500 shares on August 1, 2011.

(10)	Includes all shares referenced in notes 4 through 9 above.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A, to be signed on its behalf by the undersigned, thereunto duly authorized.

Natus Medical Incorporated

By:	/s/ James B. Hawkins
James B. Hawkins
President and Chief Executive Officer

Date: May 21, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002