Form 10-Q
period 2008-06-30
NATUS MEDICAL INC
filed 2008-08-08
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 4, 2008 was 27,774,502.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$65,696	$11,916
Short-term investments	11,013	—
Accounts receivable, net of allowance for doubtful accounts of $1,053 and $993	28,255	27,018
Inventories	20,627	19,264
Prepaid expenses and other current assets	3,304	3,402
Deferred income taxes	3,974	3,974

Total current assets	132,869	65,574
Property and equipment, net	15,276	14,504
Intangible assets	54,275	54,177
Goodwill	58,798	54,961
Other non-current assets	41	355

Total assets	$261,259	$189,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$8,767	$9,763
Current portion of long-term debt	2,297	18,554
Accrued liabilities	12,252	13,362
Deferred revenue	5,098	4,732

Total current liabilities	28,414	46,411
Long-term debt	1,441	18,262
Other liabilities	1,577	2,636
Deferred income taxes	6,183	6,544

Total liabilities	37,615	73,853

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 27,772,648 and 21,923,509	240,974	137,837
Accumulated deficit	(16,421)	(22,815)
Accumulated other comprehensive income (loss)	(909)	696

Total stockholders’ equity	223,644	115,718

Total liabilities and stockholders’ equity	$261,259	$189,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$39,862	$28,260	$76,721	$55,310
Cost of revenue	15,374	10,151	29,379	20,326

Gross profit	24,488	18,109	47,342	34,984

Operating expenses:
Marketing and selling	9,180	6,900	19,056	13,396
Research and development	4,068	4,372	7,895	8,196
General and administrative	5,440	3,589	10,296	7,697

Total operating expenses	18,688	14,861	37,247	29,289

Income from operations	5,800	3,248	10,095	5,695
Other income, net	386	234	386	475

Income before provision for income tax	6,186	3,482	10,481	6,170
Provision for income tax	2,419	1,156	4,087	2,325

Net income	$3,767	$2,326	$6,394	$3,845

Earnings per share:
Basic	$0.16	$0.11	$0.28	$0.18

Diluted	$0.15	$0.10	$0.26	$0.17

Weighted average shares used in the calculation of earnings per share:
Basic	24,248	21,584	23,000	21,525
Diluted	25,514	22,830	24,253	22,783

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$6,394	$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,971	2,185
Accounts receivable reserves	306	82
Warranty reserves	250	126
Loss on disposal of property and equipment	46	—
Share-based compensation	1,423	790
Excess tax benefits on the exercise of options	(702)	(884)
Changes in operating assets and liabilities:
Accounts receivable	(1,247)	(2,055)
Inventories	(1,331)	(2,052)
Prepaid expenses and other assets	409	640
Accounts payable	(1,051)	(994)
Accrued liabilities and deferred revenue	(2,457)	(68)

Net cash provided by operating activities	5,011	1,615

Investing activities:
Acquisition of property and equipment	(1,757)	(1,132)
Capitalized software development costs	(738)	—
Acquisition of business, net of cash acquired	(6,764)	(192)
Purchase of short-term investments	(11,013)	(518)

Net cash used in investing activities	(20,272)	(1,842)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	1,542	1,325
Proceeds from issuance of common stock, net of issuance costs	99,470	—
Excess tax benefits upon the exercise of options	702	884
Borrowings on credit facility	6,000	—
Payments on credit facility	(39,022)	—

Net cash provided by financing activities	68,692	2,209

Exchange rate effect on cash and cash equivalents	349	460

Net increase in cash and cash equivalents	53,780	2,442
Cash and cash equivalents , beginning of period	11,916	15,392

Cash and cash equivalents, end of period	$65,696	$17,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$955	$—

Cash paid for income taxes	$3,077	$1,285

Non-cash investing activities:
Unpaid earnout obligations recorded as accrued expenses	$772	$501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except as updated below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; intercompany transactions have been eliminated in consolidation.

Short Term Investments

Short term investments are classified as available for sale and recorded at fair value. Unrealized gains or losses, net of the deferred tax effect, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair values are based on prices obtained from an independent pricing service which considers such observable data as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other factors.

Internal Use Software Development Costs

The Company accounts for Internal Use Software Development costs in accordance with American Institute of Certified Public Accountants Statement of Position No. (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized and reported as a component of intangible assets and amortized on a straight-line basis over the estimated useful lives of the related software applications.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$3,767	$2,326	$6,394	$3,845
Foreign currency translation adjustment	92	714	(1,604)	460
Unrealized loss on available for sale securities	(1)	—	(1)	—

Comprehensive income	$3,858	$3,040	$4,789	$4,305

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$118,039	$102,880	$115,718	$101,026
Net income	3,767	2,326	6,394	3,845
Proceeds from stock option exercises and ESPP	1,075	804	1,542	1,325
Proceeds from issuance of common stock	99,470	—	99,470	—
Share-based compensation expense	702	415	1,423	790
Tax effect of option exercises	500	273	702	884
Adoption of FIN 48	—	—	—	(918)
Comprehensive income	91	714	(1,605)	460

Balance, end of period	$223,644	$107,412	$223,644	$107,412

Recent Accounting Pronouncements

In April 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In February 2008 the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS 159 effective January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007 the FASB issued SFAS 141R (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will apply to business combinations completed by the Company after December 31, 2008. The Company does not expect that the adoption of SFAS 141R will have a material impact on its financial statements.

In September 2007 the FASB issued SFAS 157, Fair Value Measurements. The provisions of SFAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2 which defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 will apply to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008. See Note 13 for a discussion of the Company’s fair value accounting.

2 - Business Combinations, Goodwill, and Intangible Assets

Sonamed – The Company acquired Sonamed Corporation (“Sonamed”) on May 27, 2008, for $9.0 million including direct costs of the acquisition. Sonamed, based in Massachusetts, manufactures and markets the Clarity Screener and associated disposable supplies that aid medical practitioners in screening for hearing loss in newborns. The acquisition expands the Company’s product offerings in newborn hearing screening.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Sonamed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the approximate amount of $5.0 million. Sonamed’s results of operations are included in the consolidated financial statements from the date of the acquisition.

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

Cash	$2,479
Accounts receivable, net	298
Inventories	31
Property and equipment	1
Identifiable intangible assets:
Developed technology	100
Customer-related	1,100
Trademarks and trade names	300
Goodwill	4,952
Deferred income taxes	361
Accounts payable	(56)
Accrued expenses and other current liabilities	(488)
Deferred revenue	(36)

Total purchase price	$9,042

Valuing certain components of the acquisition, including primarily inventory, deferred taxes, accrued expenses and warranty obligations, required the Company to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. The Company recorded direct costs of the acquisition in the amount of $183,000. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (a) developed technology of $100,000 assigned an economic life of 10 years being amortized on the straight line method, (b) customer-related intangible assets of $1.1 million assigned an economic life of eight years being amortized on the straight line method, and (c) trademarks and trade names of $300,000 that have an indefinite life and are not being amortized.

Goodwill. Approximately $5.0 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred tax. A preliminary estimate of $361,000 has been allocated to non-current deferred tax assets, which is primarily attributable to a tax net operating loss carryforward and basis differences in the carrying value of intangible assets. The future utilization of the net operating loss carryforward will result in an increase in goodwill

Xltek – The Company acquired Excel-Tech Ltd. (“Xltek”) in November 2007 for $64 million including direct costs of the acquisition. Xltek, based in Oakville, Ontario, Canada develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. The acquisition adds to the Company’s growth opportunities by broadening its product offerings in neurology, including Xltek’s products for the diagnosis of peripheral nervous system dysfunction.

The Company recognized $1.1 million of pre-acquisition deferred tax assets during the six months ended June 30, 2008, for which the Company had previously provided a full valuation allowance, resulting in a decrease in goodwill. The Company recorded additional accruals for estimated severance benefits of $142,000 and $202,000 during the three and six months ended June 30, 2008, respectively, that were recorded as an increase in goodwill. In addition, a change in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a net decrease in goodwill for the six months ended June 30, 2008.

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

Olympic – The Company acquired privately held Olympic Medical Corp. (“Olympic”) in October 2006 for $16.9 million including direct costs of the acquisition. Olympic, based in Seattle, Washington develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurologic function of newborns. The acquisition enhances the Company’s growth opportunities by broadening its newborn care product offerings, which the Company is leveraging through its direct sales force in the U.S. and international distribution organization.

The Company is obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to $2.6 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap system. The Company recorded additional purchase consideration of $190,000 and $404,000 during the three and six months ended June 30, 2008, respectively, pursuant to this earnout provision that was recorded in both periods as an increase in goodwill.

Nascor – The Company acquired certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. (“Nascor”) in September 2006 for $953,000 including direct costs of the acquisition. The Company had previously distributed the associated products in certain markets. This acquisition provides the Company with worldwide distribution rights and improved margins on these products.

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based on the achievement of certain revenue targets. The Company recorded additional purchase consideration of $161,000 and $368,000 during the three and six months ended June 30, 2008, respectively, pursuant to this earnout provision that was recorded in both periods as an increase in goodwill.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$53,128	$26,600	$54,961	$25,790
Purchase of business	4,952	—	4,952	—
Purchase accounting adjustments	142	6	161	192
Adjustments associated with earnout provisions	351	381	773	502
Adjustment of pre-acquisition deferred tax assets	—	—	(1,065)	503
Change in foreign currency exchange rates	225	—	(984)	—

Balance, end of period	$58,798	$26,987	$58,798	$26,987

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s business combinations was $919,000 and $1.8 million for the three and six months ended June 30, 2008, respectively, and was $635,000 and $1.3 million for the three and six months ended June 30, 2007, respectively.

Capitalized Software Development Costs

Pursuant to SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $0 and $134,000 of software development costs during the three and six months ended June 30, 2008, respectively.

Pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $400,000 and $786,000 of software development costs during the three and six months ended June 30, 2008, respectively.

The Company reports capitalized software development costs as a component of intangible assets.

3 - Basic and Diluted Earnings Per Common Share

Earnings per share is computed in accordance with SFAS 128, Earnings Per Share. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the Company’s stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options are excluded from the computation if the exercise price of such options is greater than the average market price of the stock for the period.

For the three and six months ended June 30, 2008, common stock equivalents of 1,266,090 and 1,253,111 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and six months ended June 30, 2008, common stock equivalents of 178,938 and 378,936 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three and six months ended June 30, 2007, common stock equivalents of 1,245,636 and 1,257,902 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and six months ended June 30, 2007, common stock equivalents of 276,732 and 250,710 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials and subassemblies	$12,246	$12,186
Finished goods	8,381	7,078

Total	$20,627	$19,264

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$3,956	$3,956
Building	5,504	5,504
Leasehold improvements	1,151	917
Office furniture and equipment	5,143	4,971
Computer hardware and software	3,800	3,218
Demonstration and loaned equipment	4,589	3,605

	24,143	22,171
Accumulated depreciation	(8,867)	(7,667)

Total	$15,276	$14,504

Depreciation and amortization expense of property and equipment was $583,000 and $1.2 million for the three and six months ended June 30, 2008, respectively, and was $350,000 and $830,000 for the three and six months ended June 30, 2007, respectively.

6 - Reserve For Product Warranties

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$976	$817	$1,000	$877
Warranty accrued for the period	129	70	250	126
Repairs for the period	(167)	(39)	(312)	(155)

Balance, end of period	$938	$848	$938	$848

7 - Share-Based Compensation

At June 30, 2008, the Company has the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2008 and the Company’s methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Detail of share-based compensation expense is as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue	$80	$31	$167	$64
Marketing and sales	165	97	329	185
Research and development	66	27	171	62
General and administrative	391	260	756	479

Total	$702	$415	$1,423	$790

Stock Options

Activity in our stock option plans during the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,879,667	$8.23
Granted	376,000	$19.98
Exercised	(168,499)	$7.46
Cancelled	(29,968)	$14.49

Outstanding, end of period	3,057,200	$9.66	5.35	$35,995

Exercisable, end of period	2,121,873	$6.87	5.27	$30,905

The grant date weighted average fair value of stock options granted in 2008 was $7.01 per share using the Black-Scholes option pricing model. The intrinsic value of options exercised during the six months ended June 30, 2008 was $1.3 million.

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the six months ended June 30, 2008 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ ,000’s)
Outstanding, beginning of period	210,684	$14.85
Awarded	174,500	$20.00
Released	(12,500)	$15.92
Forfeited	(18,250)	$15.24

Outstanding, end of period	354,434	$17.33	$6,142

Of the shares awarded during the period, 159,500 were awarded to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date, and 15,000 shares were granted to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the six months ended June 30, 2008 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	13,000
Awarded	20,000
Released	—
Forfeited	—

Outstanding, end of period	33,000	2.41	$707

All of the 20,000 units awarded during the period were awarded to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investment income	$229	$184	$367	$370
Interest expense	(241)	—	(786)	—
Foreign currency exchange gain	214	32	625	46
Other	184	18	180	59

Total	$386	$234	$386	$475

9 - Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $2.4 million and $4.1 million for the three and six months ended June 30, 2008, respectively. The Company’s effective tax rate was 39.1% and 39.0% for the three and six months ended June 30, 2008, respectively. The Company expects that its effective tax rate for the full year 2008 will be approximately 39%.

The Company’s effective tax rate was 33.2% and 37.7% for the three and six months ended June 30, 2007, respectively.

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

The Company’s deferred tax assets and liabilities consisted of deferred tax assets of $4.0 million and net non-current deferred tax liabilities of $6.2 million at June 30, 2008.

Uncertain Tax Positions

The balance of gross unrecognized tax benefits was $3.3 million as of June 30, 2008. If all of our uncertain tax positions were sustained in our favor, the Company would recognize an aggregate tax benefit of $1.3 million.

The Company has cumulatively accrued approximately $356,000 for estimated interest and penalties related to uncertain tax positions at June 30, 2008. The Company recorded approximately $69,000 and $138,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and six months ended June 30, 2008, respectively.

The Company’s tax returns remain open to examination as follows: U.S. federal, 2004 through 2007; U.S. states, generally 2003 through 2007; significant foreign jurisdictions, generally 2005 through 2007.

10 - Restructuring Reserve

On February 11, 2008, the Company adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, the Company is centralizing the research and development activities supporting each of the Company’s three main product families, as follows:

•	Activities associated with North American diagnostic neurology product lines are being consolidated at the Xltek facility in Oakville, Ontario, Canada;

•	Activities associated with newborn hearing screening and diagnostic hearing product lines are being consolidated at the Bio-logic facility in Mundelein, Illinois; and

•	Activities associated with other newborn care products are being consolidated at the Olympic Medical facility in Seattle, Washington.

In addition, the Company has eliminated redundancies in North American field sales and service personnel resulting from the acquisition of Xltek. Finally, the Company is eliminating certain production resources as it continues to outsource assemblies to contract manufacturers. In addition to the termination of employees in some facilities, the plan provides for the hiring of new employees in others to staff up the required functions.

These actions will be phased in during the first nine months of 2008. The Company expects that severance costs under the plan will total approximately $297,000 and will be accrued ratably from the adoption of the plan through the date of separation of employment of individual employees. The Company accounts for restructuring costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Balance January 31, 2008	Charged to expense	Amounts paid	Balance June 30, 2008
Employee termination benefits	$—	237	86	$151

In addition to the above severance costs of approximately $237,000 that were accrued ratably pursuant to SFAS 146, the Company has incurred other costs directly associated with the restructuring that do not qualify for accrual and reporting under SFAS 146. These costs are charged to expense as incurred and consist primarily of stay bonuses paid to employees upon termination of their employment. The Company charged to expense $27,000 and $110,000 of such costs during the three and six months ended June 30, 2008, respectively.

11 - Debt and Credit Arrangements

Long-term borrowings are composed of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Term loan $25,000 interest at LIBOR rate plus 1.75%, due November 28, 2010 with principal repayable in quarterly installments of $2,100	$2,083	$25,000
Revolving line of credit $13,000 interest at LIBOR rate plus 1.75%, with principal due on November 28, 2009	—	10,000
Term loan $2,900 Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principal repayable in monthly installments of $16 until August 15, 2014, and one final payment of $404 collateralized by a first lien on the land and building owned by Xltek	1,559	1,704
Term loan $300 CAD, interest at cost of funds plus 2.5%, due November 15, 2010 with principal repayable in monthly installments of $2 until October 10, 2010 and one final payment of $36 collateralized by various assets of Xltek	96	112

Total long-term debt (including current portion)	3,738	36,816
Less: current portion of long-term debt	(2,297)	(18,554)

Total long-term debt	$1,441	$18,262

12 - Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
United States	$28,687	$18,903	$53,427	$37,412
Foreign countries	11,175	9,357	23,294	17,898

Totals	$39,862	$28,260	$76,721	$55,310

	June 30, 2008	December 31, 2007
Long lived assets:
United States	$7,841	$7,547
Foreign countries	7,435	6,957

Totals	$15,276	$14,504

Long-lived assets consist principally of property and equipment. No single customer or foreign country contributed to more than 10% of revenue during the three and six months ended June 30, 2008, and revenue from services was less than 10% of revenue during the same periods.

13 - Fair Value of Financial Instruments

The Company’s cash equivalents and short-term investments consist principally of commercial paper with a rating of A-1/A-1+. Pursuant to SFAS 157, Fair Value Measurements, these investments are classified as Level 2, where value is based on quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the underlying investment.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 are as follows (in thousands):

	June 30, 2008	December 31, 2007
Cash equivalents	$49,460	$11,916
Short-term investments	11,013	$—

Totals	$60,473	$11,916

Fair values are based on prices obtained from an independent pricing service that considers such observable data as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other factors.

14 - Subsequent Events

Acquisition of Schwarzer GmbH Neurology Division

The Company acquired the neurology business of Schwarzer GmbH on July 2, 2008 for EUR 4.3 million, or approximately USD 6.7 million. The acquisition was completed by way of an asset purchase under which the Company acquired the assets of the neurology division of Schwarzer including all shares in MMT Muenchner Medizintechnik GmbH, a subsidiary of Schwarzer GmbH engaged in the distribution of neurology products. The acquisition broadens the Company’s product offerings in the EEG market and allowing it to further leverage its international distribution organization. In addition to the purchase price paid at closing, an earnout provision of the purchase agreement could result in additional cash consideration to Schwarzer GmbH based on the future performance of the Schwarzer Neurology division.

Amendment of Credit Facility

On August 5, 2008, the Company executed the First Amendment (the “Amendment”) to its Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. The Amendment increases the borrowing limit of the Company’s Revolving Line of Credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AuDX®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cool-Cap®, Ear Couplers®, Flexicoupler®, MASTER®, Navigator®, neoBLUE®, Oxydome®, Sleepscan®, Smart Scale®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Billi Bassinet™, Bili Mask™, Bili Meter™, Circumstraint™, EchoLink™, MiniMuffs™, Neometrics™, Papoose Board™, Smartpack™ and Warm Lamp™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Deltamed® and Coherence® are registered trademarks of Deltamed SA. Fischer-Zoth®, AOAE®, Cochlea Scan® and Echo Screen® are registered trademarks of Fischer Zoth GmbH. Sleeprite® is a registered trademark of Excel-Tech Ltd. Neuromax™ and Xltek™ are non-registered trademarks of Excel-Tech Ltd. Sonamed™ and Clarity System™ are registered trademarks of Sonamed Corporation.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2007 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2008 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2008;

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

Business

Natus is a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and newborn care. We develop, manufacture, and market advanced neurodiagnostic and newborn care products to healthcare professionals in over 100 countries. Our product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of the company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007 and Sonamed in 2008.

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2007:

•	Hearing – Includes products for newborn hearing screening and diagnostic hearing assessment.

•	Newborn Care – Includes products for the treatment of brain injury and jaundice in newborns.

•

Neurology – Includes product lines for diagnostic electroencephalography (“EEG”) analysis, diagnostic sleep analysis (“PSG”), electromyography (“EMG”), intra-operative monitoring (“IOM”), and newborn brain monitoring.

Segment and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders and newborn care, including jaundice, brain injury, and metabolic testing.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2007. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2008 and 2007 is as follows:

	Devices and Systems	Supplies and Services	Other	Total
Three months ended June 30,
2008	61%	37%	2%	100%
2007	62%	35%	3%	100%
Six months ended June 30,
2008	63%	35%	2%	100%
2007	62%	35%	3%	100%

Sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue in all periods presented.

We sell our products primarily through a direct sales force in the U.S. and to distributors who sell our products in over 100 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 28% and 30% of our revenue during the three and six months ended June 30, 2008, respectively, and to 33% and 32% of our revenue during the same periods in 2007. We anticipate that international revenue will increase as a percentage of revenue in the future.

2008 Second Quarter Overview

Our revenue increased 41% to $39.9 million in the second quarter ended June 30, 2008, compared to $28.3 million reported in the comparable quarter of the previous year. Net income increased 62% to $3.8 million, or $0.15 per diluted share, for the second quarter of 2008, compared with net income of $2.3 million, or $0.10 per diluted share, for the second quarter of 2007.

We issued 885,500 shares of our common stock in a registered offering in April 2008. The offering was priced at $18.27 per share. We raised approximately $15.4 million, net of underwriting fees and other costs.

We issued 4,600,000 shares of our common stock in a registered offering in May 2008. The offering was priced at $19.50 per share. We raised approximately $84.1 million, net of underwriting fees and other costs of the offering.

We acquired Sonamed Corporation (“Sonamed”) on May 27, 2008, for $9.0 million including direct costs of the acquisition. Sonamed, based in Massachusetts, manufactures and markets the Clarity Screener and associated disposable supplies that aid medical practitioners in screening for hearing loss in newborns. The acquisition further expands our product offerings in newborn hearing screening.

Subsequent Event

We acquired the neurology business of Schwarzer GmbH on July 2, 2008 for EUR 4.3 million. The acquisition was completed by way of an asset purchase under which we acquired the assets of the neurology division of Schwarzer GmbH including all shares in MMT Muenchner Medizintechnik GmbH, a subsidiary of Schwarzer GmbH engaged in the distribution of neurology products. The acquisition broadens our product offerings in the EEG market and allows us to further leverage our international distribution organization.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and six months ended June 30, 2008.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.6	35.9	38.3	36.8

Gross profit	61.4	64.1	61.7	63.2

Operating expenses:
Marketing and selling	23.0	24.4	24.9	24.2
Research and development	10.2	15.5	10.3	14.8
General and administrative	13.6	12.7	13.4	13.9

Total operating expenses	46.8	52.6	48.6	52.9

Income from operations	14.6	11.5	13.1	10.3
Other income, net	1.0	0.8	0.5	0.9

Income before provision for income tax	15.6	12.3	13.6	11.2
Income tax provision	6.1	4.1	5.3	4.2

Net income	9.5%	8.2%	8.3%	7.0%

We acquired Xltek in November 2007 and Sonamed in May 2008. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and six months ended June 30, 2008, as compared to the same periods in 2007.

Three Months Ended June 30, 2008 and 2007

Revenue increased $11.6 million, or 41%, to $39.9 million in the three months ended June 30, 2008, from $28.3 million in the same period in 2007. Xltek contributed to $9.8 million of the increase.

Certain reclassifications have been made to the breakdown of revenue from devices and systems versus supplies and services in the results for the three months ended June 30, 2007 to conform to the current presentation.

Revenue from devices and systems increased $6.7 million, or 38%, to $24.3 million in the three months ended June 30, 2008, from $17.6 million reported in 2007. Xltek contributed to $7.2 million of revenue from devices and systems. In addition, an increase in revenue from our Bio-logic diagnostic hearing products was offset by reductions in revenue from our Bio-logic diagnostic neurology and Fischer-Zoth Echo-Screen products.

Revenue from supplies and services increased $4.8 million, or 48%, to $14.8 million in the second quarter of 2008 from $9.9 million in the 2007 second quarter. Xltek contributed to $2.7 million of revenue from supplies and services. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 22%, to $9.1 million.

Revenue from sales outside the U.S. was $11.2 million for the three months ended June 30, 2008, up $2.1 million, or 23%, from $9.1 million for the same period in 2007. Xltek contributed to $1.5 million of the increase. Revenue from the Natus ALGO and Bio-logic hearing screening products also contributed to the increase.

Gross profit as a percentage of revenue was 61.4% for the three months ended June 30, 2008 and was 64.0% for the respective period in 2007. Xltek reported historical gross profits of less than 50% prior to its acquisition by Natus. Although we are deemphasizing sales of certain Xltek low-margin disposable products, sales of Xltek products reduced consolidated gross profit as a percentage of revenue for the quarter. Cost of revenue increased $5.2 million, or 51%, to $15.4 million in the three months ended June 30, 2008, from $10.2 million in 2007. Gross profit increased $6.4 million, or 35%, to $24.5 million in 2008 from $18.1 million in 2007.

Total operating costs increased by $3.8 million, or 26%, to $18.7 million in the three months ended June 30, 2008, compared to $14.9 million in the same period in 2007. The operations of Xltek contributed to $2.6 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in outside consulting costs and employee compensation.

Marketing and selling expenses increased $2.3 million, or 33%, to $9.2 million in the three months ended June 30, 2008 from $6.9 million in the same period in 2007. Xltek contributed to $866,000 of the increase, including the compensation of Xltek sales personnel who became employees of the Natus domestic sales organization effective January 1, 2008. The remainder of the increase was primarily due to increased sales compensation, related travel expenses, and commission payments to distributors of the Company’s diagnostic hearing products.

Research and development expenses decreased $304,000, or 7%, to $4.1 million for in the three months ended June 30, 2008 from $4.4 million in 2007. The acquisition of Xltek resulted in an increase of $980,000 in research and development expenses, which was offset by a reduction in other research and development costs resulting from leveraging investments in infrastructure made in 2007. Research and development expenses as a percent of total revenue decreased from 15% in the three months ended June 30, 2007 to 10% for the three months ended June 30, 2008.

General and administrative expenses increased $1.9 million, or 52%, to $5.4 million in the three months ended June 30, 2008 from $3.6 million in the same period in 2007. Xltek contributed to $711,000 of the increase. Outside services, consulting costs associated with our information technology infrastructure, and higher compensation costs accounted for the remainder of the cost increase.

The Company adopted an integration and restructuring plan on February 11, 2008 that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions are being phased in during the first nine months of 2008. The Company expects that severance costs under the plan will total approximately $297,000, and will be accrued ratably from the adoption of the plan through the date of notification to individual employees to the employee’s targeted separation-of-employment date. Pursuant to the plan, the Company accrued $141,000 of employee termination benefits in the three months ended June 30, 2008. The plan is expected to result in annual operating cost reduction of approximately $2.4 million in 2009 and beyond. The Company had no similar costs in the respective period in 2007.

Other income, net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $386,000 in the three months ended June 30, 2008, compared to $234,000 in the same period in 2007 due primarily to interest income and foreign currency gains, partially offset by interest expense.

We recorded income tax expense of $2.4 million in the three months ended June 30, 2008, compared to $1.2 million in the same period in 2007. Our effective tax rate in the second quarter of 2008 was 39.1% compared to an effective rate of 33.0% in the second quarter of 2007. The lower effective tax rate in 2007 was primarily attributable to discrete tax adjustments including a true-up of research and development tax credits for which there were not corresponding items in 2008.

Six Months Ended June 30, 2008

Revenue increased $21.4 million, or 39%, to $76.7 million in the six months ended June 30, 2008, from $55.3 million in the same period in 2007. Xltek contributed to $18.5 million of the increase.

Certain reclassifications have been made to the breakdown of revenue from devices and systems versus supplies and services in the results for the six months ended June 30, 2007 to conform to the current presentation.

Revenue from devices and systems increased $13.9 million, or 40%, to $48.3 million in the six months ended June 30, 2008, from $34.4 million reported in 2007. Xltek contributed to $13.6 million of this increase. Revenue from the our Fischer-Zoth hearing screening products also contributed to the increase.

Revenue from supplies and services increased $7.5 million, or 38%, to $26.9 million in the six months ended June 30, 2008 from $19.4 million in the 2007 period. Xltek contributed to $4.7 million of revenue from supplies and services. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 12%, to $16.6 million, and revenue from other supplies increased 124% to $10.3 million from $4.6 million.

Revenue from sales outside the U.S. was $23.3 million for the six months ended June 30, 2008, up $6.1 million, or 35%, from $17.2 million for the same period in 2007. Xltek contributed to $3.2 million of the increase. Revenue from the Fischer-Zoth and Bio-logic hearing screening products also contributed to the increase.

Gross profit as a percentage of revenue was 61.7% for the six months ended June 30, 2008 and 63.2% for the respective period in 2007. Xltek reported historical gross profits of less than 50% prior to its acquisition by Natus. Although we are deemphasizing sales of certain Xltek low-margin disposable products, sales of Xltek products reduced consolidated gross profit as a percentage of sales for the period. Cost of revenue increased $9.1 million, or 44%, to $29.4 million in the six months ended June 30, 2008, from $20.3 million in 2007. Gross profit increased $12.4 million, or 35%, to $47.3 million in 2008 from $35.0 million in 2007.

Total operating costs increased by $8.0 million, or 27%, to $37.2 million in the six months ended June 30, 2008, compared to $29.3 million in the same period in 2007. The operations of Xltek contributed to $4.9 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in employee compensation and outside consulting costs.

Marketing and selling expenses increased $5.7 million, or 42%, to $19.1 million in the six months ended June 30, 2008 from $13.4 million in the same period in 2007. Xltek contributed to $1.9 million of the increase, including the compensation of Xltek sales personnel who became employees of the Natus domestic sales organization effective January 1, 2008. The remainder of the increase came primarily from increased sales compensation, related travel expenses, and commission payments to distributors of the Company’s diagnostic hearing products.

Research and development expenses decreased $301,000, or 4%, to $7.9 million in the six months ended June 30, 2008 from $8.2 million in 2007. The acquisition of Xltek resulted in an increase of $1.6 million in research and development expenses, which was offset by a reduction in other research and development costs resulting from leveraging investments in infrastructure made in 2007. Research and development expenses as a percent of total revenue decreased from 14.8% in the six months ended June 30, 2007, to 10.3% for the respective period in 2008.

General and administrative expenses increased $2.6 million, or 34%, to $10.3 million in the six months ended June 30, 2008 from $7.7 million in the same period in 2007. Xltek contributed to $1.4 million of the increase. A reduction of general and administrative expenses as a percent of total revenue from 13.9% reported for the six months ended June 30, 2007, to 13.4% for the respective period in 2008 resulted primarily from synergies associated with the acquisition of Xltek and leveraging investments in infrastructure made in 2007.

Pursuant to an integration and restructuring plan adopted in February 2008 the Company accrued $237,000 of employee termination benefits in the six months ended June 30, 2008. The Company had no similar costs in the respective period in 2007.

Other income, net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $386,000 in the six months ended June 30, 2008, compared to $475,000 in the same period in 2007 due primarily to interest income and foreign currency gains, partially offset by interest expense.

We recorded income tax expense of $4.1 million in the six months ended June 30, 2008, compared to $2.3 million in the same period in 2007. Our effective tax rate in the first six months of 2008 was 39.0% compared to an effective rate of 37.7% in the first six months of 2007. The lower effective tax rate in 2007 was primarily attributable to discrete tax adjustments including a true-up of research & development tax credits for which there were no corresponding items in 2008.

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

As of June 30, 2008, we had cash and cash equivalents of $65.7 million, short-term investments of $11.0 million, stockholders’ equity of $223.6 million, and working capital of $104.5 million, compared with cash and cash equivalents of $11.9 million, stockholders’ equity of $115.7 million, and working capital of $19.2 million as of December 31, 2007.

We believe that our current cash, cash equivalents, and short-term balances, including cash generated from the underwritten sales of our common stock in April and May 2008, and any cash generated from operations, will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We have completed two acquisitions in 2008, one in 2007 and three in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

On August 5, 2008, the Company executed the First Amendment (the “Amendment”) to its Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. The Amendment increases the borrowing limit of the Company’s Revolving Line of Credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has granted Wells Fargo a security interest in all of the assets of the Company.

In April 2008 we issued 885,500 shares of our common stock in a registered offering. The offering was priced at $18.27 per share. We raised approximately $15.4 million, net of underwriting fees and other costs of the offering. In May 2008, we issued 4,600,000 shares of our common stock in a registered offering. The offering was priced at $19.50 per share. We raised approximately $84.1 million, net of underwriting fees and other costs of the offering.

Cash provided by operations increased by $3.4 million for the six months ended June 30, 2008 to $4.9 million, compared to $1.6 million for the same period in 2007. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $10.6 million in the 2008 period, compared to $6.5 million in 2007. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $5.7 million in 2008 and $4.9 million in 2007.

Cash used in investing activities was $20.3 million for the six months ended June 30, 2008 compared to $1.8 million for the same period in 2007. We acquired $1.8 million and $1.1 million of property and equipment in the six months ended June 30, 2008 and 2007, respectively. We recorded $738,000 of internal use software development costs in 2008 with no similar expenditure in 2007 and purchased $11.0 million of marketable securities with no similar expenditure in 2007.

Cash provided by financing activities was $68.7 million during the six months ended June 30, 2008 compared to cash provided by financing activities of $2.2 million in the same period in 2007. We raised an aggregate of $99.5 million through underwritten registered public offerings of our common stock in April and May 2008 with no similar transactions in 2007. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $1.5 million and $1.3 million in the six months ended June 30, 2008 and 2007, respectively. We also realized an excess tax benefit of $702,000 on the exercise of employee stock options as of June 30, 2008 compared with an excess tax benefit of $884,000 as of June 30, 2007, that was recorded in both periods as an increase to stockholders’ equity. During the six months ended June 30, 2008, we borrowed $6.0 million under our revolving line of credit and we repaid $23.0 million on our term loan and $16.0 million on our revolving credit facility, resulting in a net cash outflow of $33.0 million. We had no similar uses of cash for financing activities in the six months ended June 30, 2007.

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

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements that affect us.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: annual operating cost reductions resulting from restructuring activities, our expectation regarding expansion of our international operations, our expectations regarding our new products, including the ALGO 5, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, and our intent to acquire additional technologies, products, or businesses

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in Part II, Item 1A of this report for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S, Canada, and Europe and sell those products primarily in the U.S., Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars and Euros, and with the acquisition of Xltek in November 2007, a small portion of our sales are now denominated in Canadian dollars. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2008. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments and cash equivalents. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at June 30, 2008 through the date of maturity on those investments.

When able, we invest excess cash in short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2008, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2008. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our Company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our chief executive officer and chief financial officer determined that as of June 30, 2008 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; and we acquired Fischer-Zoth in 2004. We completed the acquisitions of Bio-logic, Deltamed and Olympic, and of certain assets from Nascor in 2006. In November 2007 we completed the acquisition of Xltek and in 2008 we completed the acquisitions of Sonamed and the neurology business assets of Schwarzer GmbH.

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

We have incurred indebtedness to fund some of our acquisitions. The use of debt to fund our acquisitions may have an adverse impact on our liquidity and cause us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected. If we are required to seek additional external financing to support our need for cash to fund future acquisitions, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both.

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Bio-logic in Illinois, Olympic in Washington, Neometrics in New York; Xltek in Ontario, Canada, Deltamed in France, and Fischer-Zoth, IT-Med and Schwarzer Neurology in Germany. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new orders. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Our acquisitions of products, technology assets, or businesses may have a negative impact on our business if we fail to achieve the anticipated financial, strategic and other benefits of acquisitions or investments, and our operating results may suffer because of this.

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

Following our acquisitions we have implemented integration and restructuring activities that could be disruptive to our operations, and we could fail to achieve the synergies and cost savings the activities are designed to produce

Following our acquisition of Xltek we initiated an integration plan that resulted in a reduction in force and realignment of our domestic sales force. In addition, in February 2008, we adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from our acquisitions and to improve efficiencies in operations. This plan is being implemented over the first three quarters of 2008.

The realignment of our domestic sales organization could be disruptive to our sales efforts and may not deliver the results we anticipate. In addition, our integration and restructuring activities may not result in the acquisition synergies or cost savings these activities are designed to produce and could, among other things, impair new product development and our support of existing products.

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

Adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party health care payors, particularly those in countries and regions outside the U.S. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive health care for a fixed cost per person. In a managed care system, the cost of our products may not be incorporated into the overall payment for patient care or there may not be adequate reimbursement for our products separate from reimbursement for other procedures.

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors on the effectiveness of our products, we may not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If clinicians, government agencies and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:

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

We believe that our primary competitive strengths relate to the functionality and reliability of our products, our recognized brands, and our developed sales channels. Our competitors may have certain competitive advantages, which include the ability to devote greater resources to the development, promotion, and sale of their products. Consequently, we may need to increase our efforts, and related expenses, for research and development, marketing, and selling to maintain or improve our position.

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

Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business

We have expanded our international operations through acquisitions and plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased health care spending by foreign governments that would reduce international demand for our products;

•	A strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because most of our international sales are denominated in the U.S. dollar;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians towards use and cost reimbursement policies of disposable supplies that are potentially unfavorable to our business.

If guidelines mandating universal newborn hearing screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if once mandated, hearing screening programs result in a long phase-in period, our revenue growth could be impacted

We estimate that approximately 95% of the children born in the U.S. are currently being tested for hearing impairment prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and when newborn hearing screening programs are enacted by foreign governments there can be a phase-in period spanning several years. The widespread adoption of guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn hearing screening as well as the use of our products to perform the screening and monitoring. Our revenue from our newborn hearing screening product lines may not grow if foreign governments do not require universal newborn hearing screening prior to hospital discharge, if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.

Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Our reliance on international distributors has increased because of our decisions in 2004 and 2005 to close our Japanese and U.K. sales subsidiaries and sell through distributors in those countries, and because of our acquisition of Fischer-Zoth, which sells its products through distributors in Europe and Asia. We may also sell Deltamed and Schwarzer Neurology products through distributors in countries outside of France and Germany. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. We intend to continue our efforts to increase our sales in Europe, Japan, and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations and may require us to engage in foreign currency hedging

Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. In addition, sales to most of our international distributors provide for payment in U.S. dollars. However, with the exception of Xltek, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. To date we have executed only limited foreign currency contracts to hedge these currency risks and, as a result, our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

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

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The premarket approval application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data from preclinical studies and human clinical trials. The FDA may not grant either 510(k) clearance or premarket approval for any product we propose to market. Further, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, approval of a premarket approval application. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA requires us to seek 510(k) clearance or premarket approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective.

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

Our business would be harmed if the FDA determines that we have failed to comply with applicable regulations governing the manufacture of our products and/or we do not pass an inspection.

We and our suppliers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The Quality System Regulation sets forth the FDA’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of such products. In addition, we and our suppliers must engage in extensive recordkeeping and reporting and must make available our manufacturing facility and records for periodic unscheduled inspections by federal, state, and foreign agencies, including the FDA.

We cannot assure you that we and our suppliers are or will continue to be in full compliance with the Quality System Regulation, and that we will not encounter any manufacturing difficulties. For example, in October 2007 we received a warning letter from the FDA that focused on process deficiencies at our Olympic facility in Seattle, Washington. As a result, we initiated a voluntary plant shutdown of the Olympic facility on November 1, 2007. After reviewing processes at the facility, we responded to the FDA’s warning letter in late November 2007. We resumed manufacturing at our Olympic facility on November 27, 2007. In June 2008, we received a response letter from the FDA requesting further clarification on three of the eight responses in our November 2007 letter. We have responded to the FDA’s additional requests.

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

We have received clearance from the FDA to market a new product that will potentially expose us to greater products liability exposure and FDA regulation

The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or class II. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or a device deemed to not be substantially equivalent to a previously cleared 510(k) device, are placed in class III, and generally require premarket approval from the FDA before they may be marketed.

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

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected

We do not provide healthcare services, control the referral of patients for healthcare services, nor bill Medicare, Medicaid or other third-party payors; however, due to the breadth of many healthcare laws and regulations, we could be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order, or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs; (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers; or (iii) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from each other in significant ways, thus complicating compliance efforts.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 10, 2008. We solicited votes by proxy pursuant to proxy solicitation materials distributed to stockholders on or about May 6, 2008. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1. Election of Kenneth Ludlum and Mark D. Michael as directors until the Annual Meeting of Stockholders in 2011 or until their successors are elected.

Nominee	In Favor	Withheld
Kenneth Ludlum	19,405,724	253,464
Mark D. Michael	19,405,524	253,664

Our other continuing directors include Doris E. Engibous, Robert A. Gunst, James B. Hawkins, and William M. Moore.

2. The ratification of the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as our auditors for the year ending December 31, 2008:

For	Against	Abstain
19,568,525	40,445	50,218

ITEM 6.	Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.01	Purchase Agreement, dated as of April 4, 2008, between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	04/04/2008

1.02	Underwriting Agreement, dated as of May 22, 2008, between Natus Medical Incorporated and the several underwriters named on Schedule A to the Underwriting Agreement	8-K	1.01	000-33001	5/27/2008

3.01	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

10.01	Amended Employment Agreement between the Company and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.02	Registration Rights Agreement, dated as of April 9, 2008, by and among Natus Medical Incorporated and the D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.03	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank N.A.	8-K	10.1	000-33001	08/06/2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 8, 2008	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2008	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.01	Purchase Agreement, dated as of April 4, 2008, between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	04/04/2008

1.02	Underwriting Agreement, dated as of May 22, 2008, between Natus Medical Incorporated and the several underwriters named on Schedule A to the Underwriting Agreement	8-K	1.01	000-33001	5/27/2008

3.01	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

10.01	Amended Employment Agreement between the Company and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.02	Registration Rights Agreement, dated as of April 9, 2008, by and among Natus Medical Incorporated and the D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.03	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank N.A.	8-K	10.1	000-33001	08/06/2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002