Form 10-Q
period 2008-09-30
NATUS MEDICAL INC
filed 2008-11-06
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 3, 2008 was 27,979,003.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$68,006	$11,916
Short-term investments	970	—
Accounts receivable, net of allowance for doubtful accounts of $1,026 and $993	33,888	27,018
Inventories	23,233	19,264
Prepaid expenses and other current assets	3,412	3,402
Deferred income taxes	3,974	3,974

Total current assets	133,483	65,574
Property and equipment, net	15,257	14,504
Intangible assets	55,719	54,177
Goodwill	59,704	54,961
Other non-current assets	289	355

Total assets	$264,452	$189,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,667	$9,763
Current portion of long-term debt	206	18,554
Accrued liabilities	14,280	13,362
Deferred revenue	4,139	4,732

Total current liabilities	26,292	46,411
Long-term debt	1,333	18,262
Other liabilities	1,577	2,636
Deferred income taxes	6,179	6,544

Total liabilities	35,381	73,853

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 27,961,319 and 21,923,509	244,138	137,837
Accumulated deficit	(11,629)	(22,815)
Accumulated other comprehensive income (loss)	(3,438)	696

Total stockholders’ equity	229,071	115,718

Total liabilities and stockholders’ equity	$264,452	$189,571

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$41,714	$28,830	$118,435	$84,140
Cost of revenue	15,835	10,129	45,215	30,454

Gross profit	25,879	18,701	73,220	53,686

Operating expenses:
Marketing and selling	9,965	6,752	29,020	20,147
Research and development	4,066	3,879	11,961	12,076
General and administrative	4,913	3,662	15,209	11,359

Total operating expenses	18,944	14,293	56,190	43,582

Income from operations	6,935	4,408	17,030	10,104
Other income, net	567	213	954	688

Income before provision for income tax	7,502	4,621	17,984	10,792
Provision for income tax	2,710	1,465	6,798	3,791

Net income	$4,792	$3,156	$11,186	$7,001

Earnings per share:
Basic	$0.17	$0.15	$0.46	$0.32

Diluted	$0.17	$0.14	$0.43	$0.31

Weighted average shares used in the calculation of earnings per share:
Basic	27,445	21,646	24,497	21,568
Diluted	28,756	22,965	25,775	22,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$11,186	$7,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,601	3,481
Accounts receivable reserves	209	138
Warranty reserves	399	203
Loss on disposal of property and equipment	61	—
Share-based compensation	2,336	1,485
Excess tax benefits on the exercise of options	(2,066)	(922)
Changes in operating assets and liabilities:
Accounts receivable	(6,080)	(1,574)
Inventories	(2,333)	(3,919)
Prepaid expenses, other assets, and deferred income taxes	374	402
Accounts payable	(2,152)	(1,189)
Accrued liabilities and deferred revenue	(2,337)	569

Net cash provided by operating activities	4,198	5,675

Investing activities:
Acquisition of property and equipment	(2,174)	(1,612)
Capitalized software development costs	(1,161)	—
Acquisition of business, net of cash acquired	(13,805)	(204)
Purchases of short-term investments	(12,120)	—
Sales of short-term investments	11,150	—

Net cash used in investing activities	(18,110)	(1,816)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	2,581	1,439
Proceeds from issuance of common stock, net of issuance costs	99,318	—
Excess tax benefits upon the exercise of options	2,066	922
Borrowings on credit facility	6,000	—
Payments on credit facility	(41,225)	—

Net cash provided by financing activities	68,740	2,361

Exchange rate effect on cash and cash equivalents	1,262	835

Net increase in cash and cash equivalents	56,090	7,055
Cash and cash equivalents, beginning of period	11,916	15,392

Cash and cash equivalents, end of period	$68,006	$22,447

Supplemental disclosure of cash flow information:
Cash paid for interest	$983	$—

Cash paid for income taxes	$4,243	$1,248

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission, accordingly they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries; intercompany transactions have been eliminated in consolidation.

Short-Term Investments

Short-term investments are classified as available for sale and recorded at fair value. Unrealized gains or losses, net of the deferred tax effect, are reported in other comprehensive income as a separate component of stockholders’ equity. Fair values are based on prices obtained from an independent pricing service which considers such observable data as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other factors.

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

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,792	$3,156	$11,186	$7,001
Foreign currency translation adjustment	(2,529)	375	(4,134)	835

Comprehensive income	$2,263	$3,531	$7,052	$7,836

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$223,644	$107,412	$115,718	$101,026
Net income	4,792	3,156	11,186	7,001
Proceeds from stock option exercises and ESPP	1,039	113	2,581	1,439
Proceeds from issuance of common stock	(153)	—	99,318	—
Share-based compensation expense	913	696	2,336	1,485
Tax effect of option exercises	1,365	38	2,066	922
Adoption of FIN 48	—	—	—	(918)
Comprehensive income	(2,529)	375	(4,134)	835

Balance, end of period	$229,071	$111,790	$229,071	$111,790

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants’ Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB staff revisited Emerging Issues Task Force Issue No. (“EITF”) 03-6 and issued FASB Staff Position No. (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities. FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The adoption of FSP EITF 03-6-01 is not expected to have a material impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. The Company does not have material hedging activity and accordingly it does not believe that the adoption of this statement will have a material impact on its financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial statements.

In February 2008, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS 159 effective January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007 the FASB issued SFAS 141R (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R will apply to business combinations completed by the Company after December 31, 2008. The Company does not expect that the adoption of SFAS 141R will have a material impact on its historical financial statements.

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

2 - Business Combinations, Goodwill, and Intangible Assets

Schwarzer Neurology

The Company acquired Schwarzer Neurology, a division of Schwarzer GmbH, on July 2, 2008 for EUR 4.5 million, or approximately $7.0 million including direct costs of the acquisition. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic disorders. The acquisition broadens the Company’s product offerings in the EEG market, allowing it to further leverage its international distribution organization. In addition to the purchase price paid at closing, an earnout provision of the purchase agreement could result in additional cash consideration to Schwarzer GmbH based on the future performance of Schwarzer Neurology, as further described below.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Schwarzer Neurology as of the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the approximate amount of $1.7 million. The results of operations of Schwarzer Neurology are included in the consolidated financial statements from the date of the acquisition.

The Company is obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to EUR 2.25 million, or approximately $3.2 million, over a 15-month period based on the achievement of certain revenue targets. To date the Company has not recorded additional purchase consideration as a result of this provision.

The determination of estimated fair value requires management to make significant estimates and assumptions. The Company determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Cash	$14
Accounts receivable	703
Inventories	1,604
Prepaid expenses and other current assets	58
Other receivables	133
Property and equipment	256
Deposits	130
Identifiable intangible assets:
Developed technology	900
Customer-related	1,200
Trademarks and trade names	900
Goodwill	1,669
Accrued expenses and other current liabilities	(541)

Total purchase price	$7,026

Valuing certain components of the acquisition, including primarily inventory, accrued expenses, and warranty obligations, required the Company to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. The Company recorded approximately $160,000 of direct costs associated with the acquisition. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (a) developed technology of $900,000 assigned an economic life of 20 years being amortized on the straight line method, (b) customer-related intangible assets of $1.2 million assigned an economic life of eight years being amortized on the straight line method, and (c) trademarks and trade names of $900,000 that have an indefinite life and are not being amortized.

Goodwill. Approximately $1.7 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Sonamed – The Company acquired Sonamed Corporation (“Sonamed”) on May 27, 2008, for $9.0 million including direct costs of the acquisition. In June 2008 the Company transitioned substantially all of the operations of Sonamed to its Bio-logic facility in Mundelein, Illinois; Sonamed had previously been based in Massachusetts. The Company continues to manufacture and market the Sonamed Clarity Screener and associated disposable supplies that aid medical practitioners in screening for hearing loss in newborns. The acquisition expands the Company’s product offerings in newborn hearing screening.

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

The Company recognized $1.1 million of pre-acquisition deferred tax assets during the nine months ended September 30, 2008, for which the Company had previously provided a full valuation allowance, resulting in a decrease in goodwill. The Company recorded additional purchase consideration and accruals for estimated severance benefits of $27,300 and $229,700 during the three and nine months ended September 30, 2008, respectively, that were recorded as an increase in goodwill. In addition, a change in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a net decrease in goodwill for the nine months ended September 30, 2008.

Valuing certain components of the Xltek acquisition, consisting primarily of employee severance costs, required the Company to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates as of the purchase date could result in adjustments to the preliminary purchase price allocation, with offsetting adjustments to goodwill.

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

The Company is obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to $2.6 million over a three-year period based on the achievement of certain revenue targets for the Olympic Cool-Cap system. The Company recorded additional purchase consideration of $419,000 and $822,000 during the three and nine months ended September 30, 2008, respectively, pursuant to this earnout provision that were recorded as an increase in goodwill.

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

The Company is obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based on the achievement of certain revenue targets. The Company recorded additional purchase consideration of $279,000 during the nine months ended September 30, 2008 pursuant to this earnout provision that was recorded as an increase in goodwill.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$58,798	$26,987	$54,961	$25,790
Purchase of business	1,664	—	6,617	—
Purchase accounting adjustments	27	339	188	532
Adjustments associated with earnout provisions	329	979	1,102	1,480
Adjustment of pre-acquisition deferred tax assets	—	—	(1,065)	503
Change in foreign currency exchange rates	(1,114)	—	(2,099)	—

Balance, end of period	$59,704	$28,305	$59,704	$28,305

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with the Company’s business combinations was $782,000 and $2.6 million for the three and nine months ended September 30, 2008, respectively, and was $671,000 and $2.0 million for the three and nine months ended September 30, 2007, respectively.

Capitalized Software Development Costs

Pursuant to SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $0 and $134,000 of software development costs during the three and nine months ended September 30, 2008, respectively.

Pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalized $372,000 and $1,158,000 of software development costs during the three and nine months ended September 30, 2008, respectively.

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

For the three and nine months ended September 30, 2008, common stock equivalents of 1,311,262 and 1,277,836 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2008, common stock equivalents of 366,551 and 220,254 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three and nine months ended September 30, 2007, common stock equivalents of 1,319,344 and 1,229,984 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2007, common stock equivalents of approximately 506,000 and 38,000 shares, respectively were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials and subassemblies	$13,328	$12,186
Finished goods	9,905	7,078

Total	$23,233	$19,264

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Land	$3,956	$3,956
Building	5,504	5,504
Leasehold improvements	1,243	917
Office furniture and equipment	4,721	4,971
Computer hardware and software	4,725	3,218
Demonstration and loaned equipment	4,794	3,605

	24,943	22,171
Accumulated depreciation	(9,686)	(7,667)

Total	$15,257	$14,504

Depreciation and amortization expense of property and equipment was $819,000 and $2.0 million for the three and nine months ended September 30, 2008, respectively, and was $655,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$938	$848	$1,000	$877
Warranty accrued for the period	149	77	399	203
Repairs for the period	(74)	(47)	(386)	(202)

Balance, end of period	$1,013	$878	$1,013	$878

7 - Share-Based Compensation

At September 30, 2008, the Company has the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2008 and the Company’s methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Detail of share-based compensation expense is as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$86	$45	$253	$109
Marketing and sales	229	129	558	314
Research and development	102	20	273	82
General and administrative	496	501	1,252	980

Total	$913	$695	$2,336	$1,485

Stock Options

Activity in our stock option plans during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,879,667	$8.23
Granted	378,000	$19.98
Exercised	(365,170)	$6.29
Cancelled	(46,321)	$15.14

Outstanding, end of period	2,846,176	$9.93	5.09	$35,158

Exercisable, end of period	2,032,571	$7.41	5.04	$30,229

As of September 30, 2008, the grant date weighted average fair value of stock options granted in 2008 was $7.01 per share using the Black-Scholes option pricing model. The intrinsic value of options exercised during the nine months ended September 30, 2008 was $2.3 million.

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ ,000’s)
Outstanding, beginning of period	210,684	$14.85
Awarded	174,500	$20.00
Released	(36,166)	$12.91
Forfeited	(26,250)	$16.13

Outstanding, end of period	322,768	$17.75	$5,728

Of the shares awarded during the period, 159,500 were awarded to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date, and 15,000 shares were granted to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	13,000
Awarded	23,000
Released	(1,000)
Forfeited	—

Outstanding, end of period	35,000	2.17	$780

All of the 23,000 units awarded during the period was awarded to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment income	$435	$182	$803	$552
Interest expense	(28)	—	(814)	—
Foreign currency exchange gain	64	—	689	14
Other	96	31	276	122

Total	$567	$213	$954	$688

9 - Income Taxes

Provision for Income Tax

The Company recorded a provision for income tax of $2.7 million and $6.8 million for the three and nine months ended September 30, 2008, respectively. The Company’s effective tax rate was 36.1% and 37.8% for the three and nine months ended September 30, 2008, respectively. The Company expects that its effective tax rate for the full year 2008 will be approximately 38%.

The Company’s effective tax rate was 32.0% and 35.2% for the three and nine months ended September 30, 2007, respectively.

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

Uncertain Tax Positions

The Company has cumulatively accrued approximately $422,000 for estimated interest and penalties related to uncertain tax positions at September 30, 2008. The Company recorded approximately $69,000 and $207,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and nine months ended September 30, 2008, respectively.

The Company’s tax returns remain open to examination as follows: U.S. federal, 2004 through 2007; U.S. states, generally 2003 through 2007; significant foreign jurisdictions, generally 2005 through 2007.

10 - Restructuring Reserve

On February 11, 2008, the Company adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, the Company centralized the research and development activities supporting each of the Company’s three main product families, as follows:

•	Activities associated with North American diagnostic neurology product lines were consolidated at the Xltek facility in Oakville, Ontario, Canada;

•	Activities associated with newborn hearing screening and diagnostic hearing product lines were consolidated at the Bio-logic facility in Mundelein, Illinois; and

•	Activities associated with other newborn care products were consolidated at the Olympic Medical facility in Seattle, Washington.

In addition, the Company has eliminated redundancies in North American field sales and service personnel resulting from the acquisition of Xltek. Finally, the Company is eliminating certain production resources as it continues to outsource assemblies to contract manufacturers. In addition to the termination of employees in some facilities, the plan provides for the hiring of new employees in other facilities to staff up the required functions.

These actions were phased in during the first nine months of 2008. The Company accrued severance costs under the plan in the amount of $301,000 ratably from the adoption of the plan through the date of separation of employment of individual employees. The Company accounts for restructuring costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Balance January 31, 2008	Charged to expense	Amounts paid	Balance September 30, 2008
Employee termination benefits	$—	301	243	$58

In addition to the above severance costs of approximately $301,000 that were accrued ratably pursuant to SFAS 146, the Company has incurred other costs directly associated with the restructuring that do not qualify for accrual and reporting under SFAS 146. These costs are charged to expense as incurred and consist primarily of stay bonuses paid to employees upon termination of their employment. The Company charged to expense $73,000 and $183,000 of such costs during the three and nine months ended September 30, 2008, respectively.

11 - Debt and Credit Arrangements

Long-term borrowings are composed of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Term loan $25,000 interest at LIBOR rate plus 1.50%, due November 28, 2010 with principal repayable in quarterly installments of $2,100	$—	$25,000
Revolving line of credit $13,000 interest at LIBOR rate plus 1.75%, with principal due on November 28, 2009	—	10,000
Term loan Canadian (“CAD”) 2,900, interest at cost of funds plus 2.5%, due September 15, 2014 with principal repayable in monthly installments of $16 until August 15, 2014, and one final payment of $404 collateralized by a first lien on the land and building owned by Xltek	1,453	1,704

Term loan CAD 300, interest at cost of funds plus 2.5%, due November 15, 2010 with principal repayable in monthly installments of $2 until October 10, 2010 and one final payment of $36 collateralized by various assets of Xltek	86	112

Total long-term debt (including current portion)	1,539	36,816
Less: current portion of long-term debt	(206)	(18,554)

Total long-term debt	$1,333	$18,262

On September 2, 2008, the Company executed the Second Amendment to its Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increases the borrowing limit of the Company’s Revolving Line of Credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has granted Wells Fargo a security interest in all of the assets of the Company. As of September 30, 2008 there were no outstanding borrowings on the credit facility.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
United States	$29,924	$19,738	$83,219	$57,122
Foreign countries	11,790	9,092	35,216	27,018

Totals	$41,714	$28,830	$118,435	$84,140

	September 30, 2008	December 31, 2007
Long lived assets:
United States	$7,851	$7,547
Foreign countries	7,406	6,957

Totals	$15,257	$14,504

Long-lived assets consist principally of property and equipment. No single customer or foreign country contributed to more than 10% of revenue during the three and nine months ended September 30, 2008, and revenue from services was less than 10% of revenue during the same periods.

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

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 are as follows (in thousands):

	September 30, 2008	December 31, 2007
Cash equivalents	$60,696	$11,916
Short-term investments	970	—

Totals	$61,666	$11,916

Fair values are based on observable data such as dealer quotes, market spreads, cash flows, market consensus prepayment speeds, credit information, and the investment’s terms and conditions, among other factors.

14 - Subsequent Events

Acquisition of NeuroCom International, Inc.

The Company acquired all of the common stock of NeuroCom International, Inc. on October 2, 2008 for $18 million in cash, excluding direct costs of the acquisition. NeuroCom, based in Clackamas, Oregon, develops and markets computerized systems for the assessment and rehabilitation of balance and mobility disorders. The acquisition adds to the Company’s growth opportunities by broadening its product offerings in its neurology business.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AuDX®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cool-Cap®, Ear Couplers®, Flexicoupler®, MASTER®, Navigator®, neoBLUE®, Oxydome®, Sleepscan®, Smart Scale®, Sonamed®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Billi Bassinet™, Bili Mask™, Bili Meter™, Circumstraint™, EchoLink™, MiniMuffs™, Neometrics™, Papoose Board™, Smartpack™, Sonamed Clarity™, and Warm Lamp™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Deltamed® and Coherence® are registered trademarks of Deltamed SA. Fischer-Zoth®, AOAE®, Cochlea Scan® and Echo Screen® are registered trademarks of Fischer-Zoth GmbH. Sleeprite® is a registered trademark of Excel-Tech Ltd. Neuromax™ and Xltek™ are non-registered trademarks of Excel-Tech Ltd.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2007 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in the Company’s Annual Report. Management’s discussion and analysis should be read in conjunction with the Company’s condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of the Company’s business;

•	2008 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2008;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007 and Sonamed and the neurology business of Schwarzer GmbH as of September 30, 2008.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2007. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Devices and Systems	Supplies and Services	Other	Total
Three months ended September 30,
2008	61%	37%	2%	100%
2007	62%	37%	1%	100%
Nine months ended September 30,
2008	62%	36%	2%	100%
2007	60%	38%	2%	100%

Sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue in all periods presented.

We sell our products primarily through a direct sales force in the U.S. and to distributors who sell our products in over 100 other countries. We intend to continue expansion of our international operations because we believe international markets represent a significant growth opportunity. International sales made to distributors are characterized by lower gross profits due to the discount from our list prices that the distributors receive. International sales contributed to 28% and 30% of our revenue during the three and nine months ended September 30, 2008, respectively, and to 31% and 32% of our revenue during the same periods in 2007. We anticipate that international revenue will increase as a percentage of revenue in the future.

2008 Third Quarter Overview

Our revenue increased 44.7% to $41.7 million in the third quarter ended September 30, 2008, compared to $28.8 million reported in the comparable quarter of the previous year. Net income increased 51.8% to $4.8 million, or $0.17 per diluted share, for the third quarter of 2008, compared with net income of $3.2 million, or $0.14 per diluted share, for the third quarter of 2007.

On July 2, 1008, we acquired Schwarzer Neurology, a division of Schwarzer GmbH for EUR 4.4 million, or approximately $6.9 million including direct costs of the acquisition. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic disorders.

On October 2, 2008 we acquired all of the common stock of NeuroCom International, Inc. (“NeuroCom”) for $18 million in cash, excluding direct costs of the acquisition. NeuroCom, based in Clackamas, Oregon, develops and markets computerized systems for the assessment and rehabilitation of balance and mobility disorders.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and nine months ended September 30, 2008.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.0	35.1	38.2	36.2

Gross profit	62.0	64.9	61.8	63.8

Operating expenses:
Marketing and selling	23.9	23.4	24.5	23.9
Research and development	9.7	13.5	10.1	14.4
General and administrative	11.8	12.7	12.8	13.5

Total operating expenses	45.4	49.6	47.4	51.8

Income from operations	16.6	15.3	14.4	12.0
Other income, net	1.4	0.7	0.8	0.8

Income before provision for income tax	18.0	16.0	15.2	12.8
Income tax provision	6.5	5.0	5.7	4.5

Net income	11.5%	11.0%	9.5%	8.3%

We acquired Xltek in November 2007, Sonamed in May 2008, and Schwarzer Neurology in July 2008. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and nine months ended September 30, 2008, as compared to the same periods in 2007.

Three Months Ended September 30, 2008 and 2007

Revenue increased $12.9 million, or 45%, to $41.7 million in the three months ended September 30, 2008, compared to $28.8 million in the same period in 2007. Xltek contributed to $9.8 million of the increase.

Revenue from devices and systems increased $7.7 million, or 43%, to $25.5 million in the three months ended September 30, 2008, compared to $17.9 million in the same period 2007. Xltek contributed to $7.5 million of revenue from devices and systems. In addition, we experienced an increase in revenue from our newborn and diagnostic hearing products and newborn care products that was partially offset by reductions in revenue from our Bio-logic diagnostic neurology products.

Revenue from supplies and services increased $5.1 million, or 50%, to $15.4 million in the third quarter of 2008 compared to $10.3 million in the 2007 third quarter. Xltek contributed to $2.2 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased $1.8 million, or 22%, to $9.6 million.

Revenue from sales outside the U.S. increased $2.7 million, or 30%, to $11.8 million in the third quarter of 2008 compared to $9.1 million for the same period in 2007. Xltek and Schwarzer Neurology contributed to $2.7 million of the increase, respectively.

Gross profit as a percentage of revenue was 62.0% for the three months ended September 30, 2008 compared to 64.9% for the respective period in 2007. The results of Schwarzer Neurology and product mix reduced consolidated gross profit for the three months ended September 30, 2008, compared to the same period in 2007. Cost of revenue increased $5.7 million, or 56%, to $15.8 million in the three months ended September 30, 2008, from $10.1 million in 2007. Gross profit increased $7.2 million, or 38%, to $25.9 million in 2008 from $18.7 million in 2007.

Total operating costs increased by $4.7 million, or 32%, to $18.9 million in the three months ended September 30, 2008, compared to $14.3 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology contributed to $3.6 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in outside consulting costs and employee compensation.

Marketing and selling expenses increased $3.2 million, or 48%, to $10.0 million in the three months ended September 30, 2008 compared to $6.8 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology contributed to $1.9 million of the increase in marketing and selling expense, including the compensation of Xltek sales personnel who became employees of the Natus domestic sales organization effective January 1, 2008. The remainder of the increase was primarily due to increased sales compensation, related travel expenses, and commission payments to distributors of the Company’s diagnostic hearing products.

Research and development expenses increased $187,000, or 4.8%, to $4.1 million for in the three months ended September 30, 2008 compared to $3.9 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology resulted in an increase of $969,000 of research and development expenses, which were offset by a reduction in other research and development costs resulting primarily from restructuring activities implemented after the acquisition of Xltek in November 2007. Research and development expenses as a percent of total revenue decreased from 13.5% in the three months ended September 30, 2007 to 9.7% for the three months ended September 30, 2008.

General and administrative expenses increased $1.3 million, or 34%, to $4.9 million in the three months ended September 30, 2008 compared to $3.7 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology contributed to $708,000 of the increase in general and administrative expenses. Outside services, consulting costs associated with our information technology infrastructure, and higher compensation costs accounted for the remainder of the cost increase.

The Company adopted an integration and restructuring plan in February 2008 that was designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions were phased in during the first nine months of 2008. Costs under the plan, which were primarily for severance benefits, stay bonuses, and duplicative salaries, totaled approximately $700,000. These expenses were incurred approximately ratably from the time employees were notified of the plan through their targeted separation-of-employment date. The Company accrued $64,000 and $301,000 of employee termination benefits in the three and nine months ended September 30, 2008. The plan is expected to result in annual operating cost reduction of approximately $2.4 million in 2009 and beyond. The Company had no similar costs in the respective period in 2007.

Other income, net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $567,000 in the three months ended September 30, 2008, compared to $213,000 in the same period in 2007 due primarily to interest income and foreign currency gains, partially offset by interest expense.

We recorded income tax expense of $2.7 million in the three months ended September 30, 2008, compared to $1.5 million in the same period in 2007. Our effective tax rate in the third quarter of 2008 was 36.1% compared to an effective rate of 32.0% in the third quarter of 2007. The lower effective tax rate in 2007 was primarily attributable to discrete tax adjustments including a true-up of research and development tax credits for which there were not corresponding items in 2008.

Nine Months Ended September 30, 2008 and 2007

Certain reclassifications have been made to the breakdown of revenue from devices and systems versus supplies and services in the results for the nine months ended September 30, 2007 to conform to the current presentation.

Revenue increased $34.3 million, or 41%, to $118.4 million in the nine months ended September 30, 2008, compared to $84.1 million reported in the same period in 2007. Xltek contributed to $28.3 million of the increase.

Revenue from devices and systems increased $21.5 million, or 41%, to $73.8 million in the nine months ended September 30, 2008, compared to $52.3 million reported in the same period in 2007. Xltek contributed to $21.1 million of this increase. Revenue from our newborn hearing and newborn care products was partially offset by decreases in revenue from our other diagnostic neurology products.

Revenue from supplies and services increased $12.6 million, or 42%, to $42.4 million in the nine months ended September 30, 2008, compared to $29.8 million reported in the same period in 2007. Xltek contributed to $6.9 million of the increase. Revenue from disposable supplies used with the Company’s newborn hearing screening devices increased 15%, to $26.1 million.

Revenue from sales outside the U.S. increased $8.9 million, or 34%, to $35.2 million for the nine months ended September 30, 2008, compared to $26.3 million reported in the same period in 2007. Xltek and Schwarzer Neurology contributed to $6.0 million of the increase. Revenue from the Company’s newborn care products and hearing screening products also contributed to the increase.

Gross profit as a percentage of revenue was 61.8% for the nine months ended September 30, 2008 compared to 63.8% for the respective period in 2007. The results of Xltek and Schwarzer Neurology, and product mix reduced consolidated gross profit for the nine months ended September 30, 2008, compared to the same period in 2007. Cost of revenue increased $14.8 million, or 48%, to $45.2 million in the nine months ended September 30, 2008, from $30.5 million in 2007. Gross profit increased $19.6 million, or 36%, to $73.2 million in 2008 from $53.7 million in 2007.

Total operating costs increased by $12.6 million, or 29%, to $56.2 million in the nine months ended September 30, 2008, compared to $43.6 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology contributed to $9.7 million of the increase in operating costs. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in employee compensation and outside consulting costs.

Marketing and selling expenses increased $8.9 million, or 44%, to $29.0 million in the nine months ended September 30, 2008 from $20.1 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology contributed to $5.0 million of the increase, including the compensation of Xltek sales personnel who became employees of the Natus domestic sales organization effective January 1, 2008. The remainder of the increase came primarily from increased sales compensation, related travel expenses, and commission payments to distributors of the Company’s diagnostic hearing products.

Research and development expenses decreased $114,000, or 0.9%, to $12.0 million in the nine months ended September 30, 2008 from $12.1 million in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology resulted in an increase of $2.6 million in research and development expenses, which was offset by a reduction in other research and development costs resulting from leveraging investments in infrastructure made in 2007. Research and development expenses as a percent of total revenue decreased from 14.4% in the nine months ended September 30, 2007, to 10.1% for the respective period in 2008.

General and administrative expenses increased $3.8 million, or 34%, to $15.2 million in the nine months ended September 30, 2008 from $11.4 million in the same period in 2007. The operations of Xltek, Sonamed, and Schwarzer Neurology contributed to $2.1 million of the increase. A reduction of general and administrative expenses as a percent of total revenue from 13.5% reported for the nine months ended September 30, 2007, to 12.8% for the respective period in 2008 resulted primarily from synergies associated with the acquisition of Xltek and leveraging investments in infrastructure made in 2007.

The Company adopted an integration and restructuring plan in February 2008 that was designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions were phased in during the first nine months of 2008. Costs under the plan, which were primarily for severance benefits, stay bonuses, and duplicative salaries, totaled approximately $700,000. These expenses were incurred approximately ratably from the time employees were notified of the plan through their targeted separation-of-employment date. The Company accrued $64,000 and $301,000 of employee termination benefits in the three and nine months ended September 30, 2008. The plan is expected to result in annual operating cost reduction of approximately $2.4 million in 2009 and beyond. The Company had no similar costs in the respective period in 2007.

Other income, net consists of investment income and net capital gains and losses from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $954,000 in the nine months ended September 30, 2008, compared to $688,000 in the same period in 2007 due primarily to interest income and foreign currency gains, partially offset by interest expense.

We recorded income tax expense of $6.8 million in the nine months ended September 30, 2008, compared to $3.8 million in the same period in 2007. Our effective tax rate in the first nine months of 2008 was 37.8% compared to an effective rate of 35.2% in the first nine months of 2007. The lower effective tax rate in 2007 was primarily attributable to discrete tax adjustments including a true-up of research & development tax credits for which there were no corresponding items in 2008.

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

As of September 30, 2008, we had cash and cash equivalents of $68.0 million, short-term investments of $1.0 million, stockholders’ equity of $229.0 million, and working capital of $107.2 million, compared with cash and cash equivalents of $11.9 million, stockholders’ equity of $115.7 million, and working capital of $19.2 million as of December 31, 2007. In early October 2008 we completed the acquisition of NeuroCom for $18 million in cash, excluding costs of the acquisition.

We believe that our current cash, cash equivalents, and short-term balances, including cash generated from the underwritten sales of our common stock in April and May 2008, and any cash generated from operations, will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We have completed three acquisitions in 2008, including the NeuroCom acquisition in the fourth quarter of 2008, one in 2007 and three in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

On September 2, 2008, the Company executed the Second Amendment to its Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increases the borrowing limit of the Company’s Revolving Line of Credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has granted Wells Fargo a security interest in all of the assets of the Company.

Cash provided by operations decreased by $1.5 million for the nine months ended September 30, 2008 to $4.2 million, compared to $5.7 million for the same period in 2007. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $16.7 million in the 2008 period, compared to $11.4 million in 2007. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $12.5 million in 2008 and $5.7 million in 2007.

Cash used in investing activities was $18.1 million for the nine months ended September 30, 2008 compared to $1.8 million for the same period in 2007. We acquired $2.2 million and $1.6 million of property and equipment in the nine months ended September 30, 2008 and 2007, respectively. We used $13.8 million of cash to acquire businesses and we recorded $1.2 million of internal use software development costs in 2008 with no similar expenditures in 2007. In addition, we purchased $12.1 million of marketable securities and sold $11.1 million of marketable securities with no similar activities in 2007.

Cash provided by financing activities was $68.8 million during the nine months ended September 30, 2008 compared to cash provided by financing activities of $2.4 million in the same period in 2007. We raised an aggregate of $99.3 million through underwritten registered public offerings of our common stock in April and May 2008 with no similar transactions in 2007. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $2.6 million and $1.4 million in the nine months ended September 30, 2008 and 2007, respectively. We also realized an excess tax benefit of $2.1 million on the exercise of employee stock options as of September 30, 2008 compared with an excess tax benefit of $922,000 as of September 30, 2007, that was recorded in both periods as an increase to stockholders’ equity. During the nine months ended September 30, 2008, we borrowed $6.0 million under our revolving line of credit and we repaid $25.2 million on our term loan and $16.0 million on our revolving credit facility, resulting in a net cash outflow of $41.2 million. We had no similar uses of cash for financing activities in the nine months ended September 30, 2007.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2008. Our interest income is sensitive to changes in the general level of interest rates in the U.S., particularly since the majority of our investments are in short-term instruments and cash equivalents. However, as substantially all of our short-term investments carry a fixed rate of interest, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at September 30, 2008 through the date of maturity on those investments.

When able, we invest excess cash in short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2008, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2008. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our Company’s management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our chief executive officer and chief financial officer determined that as of September 30, 2008 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002; we acquired the assets of Neometrics Inc. and affiliated entities during 2003; and we acquired Fischer-Zoth in 2004. We completed the acquisitions of Bio-logic, Deltamed and Olympic, and of certain assets from Nascor in 2006. In November 2007 we completed the acquisition of Xltek and in 2008 we completed the acquisitions of Sonamed, the neurology business assets of Schwarzer GmbH and NeuroCom.

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

We have incurred indebtedness to fund some of our acquisitions. The use of debt to fund our acquisitions may have an adverse impact on our liquidity and cause us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely affected. If we are required to seek additional external financing to support our need for cash to fund future acquisitions, we may not have access to financing on terms that are acceptable to us, or at all. Alternatively, we may feel compelled to access additional financing on terms that are dilutive to existing holders of our common stock or that include covenants that restrict our business, or both. If the recent lack of liquidity in credit markets persists into the future, our ability to obtain debt financing for future acquisitions may be impaired.

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Bio-logic in Illinois, Olympic in Washington, NeuroCom in Oregon, Neometrics in New York; Xltek in Ontario, Canada, Deltamed in France, and Fischer-Zoth, IT-Med and Schwarzer Neurology in Germany. The geographical distance between our various facilities may further adversely affect our ability to manage these operations. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new orders. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products have recently become more negative and global financial markets have experienced significant volatility and declines in recent weeks. These conditions stem from slower economic activity, adverse credit conditions, and numerous other factors, and we are unable to foresee when these factors might return to more normal levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

Following our acquisitions we have implemented integration and restructuring activities that could be disruptive to our operations, and we could fail to achieve the synergies and cost savings the activities are designed to produce

Following our acquisition of Xltek we initiated an integration plan that resulted in a reduction in force and realignment of our domestic sales force. In addition, in February 2008, we adopted an integration and restructuring plan that is designed to eliminate redundant costs resulting from our acquisitions and to improve efficiencies in operations. This plan has been implemented over the first three quarters of 2008.

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Any future determination that these assets are carried at greater than their fair value could result in substantial impairment charges, which could significantly impact our operating results.

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

Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business

A majority of customers for our products are hospitals, physician offices, and clinics. Many factors, including public policy spending provisions, available resources, and economic cycles have a significant effect on the capital spending policies of these entities and therefore the amount that they can spend on our equipment products. If budget resources limit the capital spending of our customers, they will be unlikely to either purchase any new equipment from us or upgrade to any of our newer equipment products. These factors can have a significant adverse effect on the demand for our products. The recent lack of liquidity in credit markets, and the additional impact of the uncertainty in economic conditions worldwide, may have an adverse effect on the spending patterns of our customers in future periods.

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

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased health care spending by foreign governments that would reduce international demand for our products;

•	Continued strengthening of the U.S. dollar relative to foreign currencies could make our products less competitive because most of our international sales are denominated in the U.S. dollar;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians towards use and cost reimbursement policies of disposable supplies that are potentially unfavorable to our business.

In particular, our international sales could be adversely affected by a strengthening of the U.S. dollar relative to other foreign currencies, which makes our products more costly to international customers to whom sales are denominated in U.S. dollars.

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

Our suppliers and we are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The Quality System Regulation sets forth the FDA’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of such products. In addition, we and our suppliers must engage in extensive recordkeeping and reporting and must make available our manufacturing facility and records for periodic unscheduled inspections by federal, state, and foreign agencies, including the FDA.

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

ITEM 6.	Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.01	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association	8-K	10.1	000-33001	08/06/2008

10.02	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association	8-K	10.1	000-33001	09/05/2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 6, 2008	By:	/s/ James B. Hawkins
James B. Hawkins
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2008	By:	/s/ Steven J. Murphy
Steven J. Murphy,
Vice President Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.01	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank N.A.	8-K	10.1	000-33001	08/06/2008

10.02	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank N.A.	8-K	10.1	000-33001	09/05/2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002