Form 10-K
period 2008-12-31
NATUS MEDICAL INC
filed 2009-03-10
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of June 30, 2008, the last business day of Registrant’s most recently completed second fiscal quarter, there were 27,612,536 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Market on June 30, 2008) was $474,234,692. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 6, 2009, the registrant had 27,981,406 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master® , Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea-Scan®, Cool-Cap®, Ear Couplers®, Echo-Screen®, EquiTest®, Fischer-Zoth® , Flexicoupler®, MASTER®, Navigator®, neoBLUE®, NeuroWorks®, Oxydome®, Sleepscan®, Smart Scale®, Traveler®, Warmette® and VAC-PAC® are registered trademarks of Natus Medical Incorporated. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Neuromax® and Sleeprite® are registered trademarks of Excel Tech Ltd. Xltek™ is a non-registered trademark of Excel Tech Ltd.

Overview

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of the Company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Excel-Tech Ltd. in 2007, and Sonamed Corporation, Schwarzer Neurology, a division of Schwarzer GmbH, and NeuroCom International, Inc in 2008.

Product Families

We categorize our products into the following product families:

•	Hearing—Includes products for newborn hearing screening and diagnostic hearing assessment.

•

Monitoring Systems for Neurology—Includes products for diagnostic electroencephalography (EEG), diagnostic sleep analysis (PSG), electromyography (EMG), intra-operative monitoring (IOM), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care—Includes products for the treatment of brain injury and jaundice in newborns.

Our principal product offerings within these product families are presented in the table on the following page.

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

Newborn Hearing Screening in the United States

We estimate that today approximately 95% of the children born in the U.S. are being screened for hearing impairment prior to discharge from the hospital. In 1994, the American Academy of Pediatrics Task Force on Newborn and Infant Hearing first published specific guidelines for universal newborn hearing screening programs. In 2000 and 2007, the Joint Committee on Infant Hearing (“JCIH”) Position Statements outlined principles, guidelines, and benchmarks for early hearing detection and intervention programs. These principles and guidelines are considered the standard of care today. Because “positive” results are referred to an audiologist or an Ear, Nose and Throat physician (“ENT”) for additional testing and evaluation, limiting the number of “refers” stemming from false positive results reduces the cost of a newborn screening program. In addition, false positive results can cause unnecessary emotional distress for parents.

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

Auditory brainstem response (“ABR”).    Auditory brainstem response technology is the most accurate and comprehensive method for screening and diagnosing hearing impairment. Auditory brainstem response technology is based on detecting the brain’s electric impulses resulting from a specific auditory stimulus. ABR screening devices, used for newborn hearing screening, detect and analyze the brainwave response resulting from audible click stimuli presented to the infant’s ears. Automated Auditory Brainstem Response (“AABR”) devices were developed to automatically analyze the ABR waveform resulting from the auditory stimuli with computerized detection algorithms and statistical analysis. These devices can be used by any level of hospital personnel with a minimal amount of training and will deliver a clinically valid and accurate screen. The detection algorithms indicate a PASS or REFER result that requires no interpretation, thereby reducing staffing requirements, test times, and total hearing screening program costs. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation.

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

•

ALGO 5 and 3i Newborn Hearing Screeners.    These AABR devices deliver thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child and analyzed by the screening device. These devices use our proprietary AABR signal detection algorithm.

•

ABaer Newborn Hearing Screener.    The ABaer, which is a PC-based newborn hearing screening device, offers a combination of automatic ABR, OAE, and diagnostic ABR technologies in one system. The automatic ABR technology utilizes our patented Point Optimized Variance Ratio (“POVR”) signal detection algorithm developed by the House Ear Institute. Like our ALGO newborn hearing screeners, this device delivers thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child and analyzed by the screening device. The ABaer OAE software is the same technology used in our AuDX product and the diagnostic ABR software is the same technology used in our Navigator diagnostic hearing assessment product.

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

•

AuDX PRO.    The AuDX Pro is a hand-held OAE screening device with a large color display that can be used for patients of all ages. The AuDX records and analyzes OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation.

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

Monitoring Systems for Neurology

Our monitoring systems for Neurology represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, and as an aid in monitoring patients during surgery, while under sedation, or in post-operative care. Our product lines consist of the following:

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

•	Electromyography or “EMG”—Equipment that measures electrical activity in nerves, muscles, and the spinal cord; and

•	Intra-operative Monitoring or “IOM”—Products that assist surgeons in preserving the functional integrity of a patient’s nervous system during and after complex surgical procedures.

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

•

Sleepscan; Connex; SleepWorks; Coherence.    Our diagnostic PSG systems capture and store all data digitally and provide time-saving features and software for acquiring and analyzing the data. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports. Our Sleepscan customized analysis includes color-coded sleep stages and flow volume loop analysis. The Coherence system utilizes a Pulse Transit Time device for the detection of respiratory events and arousals.

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

•

XCalibur.    An EMG system that uses advanced circuit design and digital signal processing to deliver clean signals, making the process of acquiring patient data reliable and quick. The system provides enhanced data acquisition, reporting, and review capabilities.

Intra-operative Monitoring (IOM)

Overview

Intra-operative monitoring is the use of electrophysiological methods such as EMG and EEG, to monitor the functional integrity of neural structures (brain, nerves, spinal cord) during surgery. The most common applications are in neurosurgery such as spinal surgery, some brain surgeries, ENT procedures, and peripheral nerve surgery. IOM is used to localize neural structures and test the function of these structures for early detection of intra-operative injury, allowing for immediate corrective measures.

Intra-operative Monitoring Products

•

Protektor.    An IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of intra-operative monitoring techniques.

Balance and Mobility

Overview

Chronic balance disorders impact a large percentage of the population in all age ranges from children to adults. Common complaints include dizziness, vertigo, and an inability to walk or drive a vehicle, which can all lead to the curtailment of daily life activities. In elderly patients these problems frequently result in falls, orthopedic injuries, and sometimes death.

Balance problems are difficult to diagnose and treat because they can be caused by a combination of diseases or movement dysfunctions. Healthcare professionals who take a traditional clinical approach to the examination and treatment of balance problems typically explore one component of the balance system at a time. This approach often requires patients to consult multiple specialists, leading to patient dissatisfaction and increased health care costs, frequently without achieving an optimal outcome.

We believe the most effective strategy for diagnosing and treating balance disorders is an evidence-based, multidisciplinary approach applying a broad range of patient information. Our Balance Manager systems are designed to facilitate the assessment and management of complex balance problems in the context of the total patient to support this process. These systems are used in a broad spectrum of medical disciplines including otolaryngology, neurology, physiatry, orthopedics/sports medicine, geriatrics, and physical rehabilitation.

Balance and Mobility Products

Our principal balance and mobility products, which we acquired through the NeuroCom acquisition in the fourth quarter of 2008, are:

•

EquiTest.    Proprietary protocols in the EquiTest family of devices objectively quantify and differentiate among sensory, motor, and central adaptive impairments to balance control. This approach is commonly referred to as Computerized Dynamic Posturography (“CDP”). CDP is complementary to clinical tests designed to localize and categorize pathological mechanisms of balance disorders in that it can identify and differentiate the functional impairments associated with the identified disorders.

•

Balance Master.    A family of devices providing objective assessment and retraining of the sensory and voluntary motor control of balance. With visual biofeedback on either a stable or dynamic support surface and in a stable or dynamic visual environment, the clinician can both assess and retrain patients performing tasks ranging from essential daily living activities through high-level athletic skills. The objective data captured by the device supports the design of effective treatment and/or training programs focused on the specific sensory and motor components underlying a patient’s functional limitations.

•

inVision.    Our InVision device incorporates a set of proprietary diagnostic tests that quantify a patient’s ability to maintain visual acuity and stable gaze while actively moving the head. The objective information enables the clinician to assess the patient’s ability to live and move safely in a dynamic world and to participate in daily-life functions such as driving, walking through a grocery store, or actively engaging in family activities.

Newborn Care

Newborn Care Products

Natus manufactures a wide variety of products used in the medical care of newborns. These product lines include products to diagnose and treat newborn brain injury, as well as phototherapy lights to treat newborn jaundice. The Company also sells a variety of newborn care products to meet the needs of clinicians in the nursery and Neonatal Intensive Care Unit.

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

Neurological Assessment and Treatment Options

Early diagnosis of brain injury in newborns, when combined with early intervention, has been shown to reduce the severity of these brain injuries and in some cases, save the patient’s life. These brain injuries, which can occur in as many as three out of every 1,000 newborns, are caused by conditions such as hypoxic ischemic encephalopathy (“HIE”), subclinical seizures, or neurological disorders. Diagnosing these conditions shortly after birth is imperative, as patients who undergo therapy within six hours after birth show a greater potential for improved outcomes. We believe that diagnoses utilizing amplitude-integrated EEG technology can have a marked and positive impact upon the outcomes of some newborns suffering from brain injury.

Newborn Brain Injury Product Line

Olympic CFM-6000 System.    The Cerebral Function Monitor (“CFM”) provides the Neonatologist with the technology to diagnose neurological disorders or brain injury in the newborn. The device continuously monitors and records brain activity, aiding in the detection and treatment of HIE and seizures. The device also monitors the effects of drugs and other therapies on brain activity and improves the accuracy of newborn neurological assessments. The Olympic CFM-6000 helps determine the need for further neurological examination or transport to a tertiary-care center. The CFM is used with electrodes attached to the head of the newborn to acquire an EEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout.

BrainZ BRM3.    The BrainZ BRM3 is a bedside monitor that collects and measures electrical activity from both the right and left hemispheres of the brain. The monitor presents a simplified 2-channel EEG display, along with the option to view three channels of time-compressed, amplitude-integrated EEG (“aEEG”). The BRM3 has the ability to collect EEG and aEEG data from both hemispheres of the brain providing practitioners with the ability to monitor infants with a wider variety of neurological concerns when compared to single channel EEG. For ease of use at the bedside, the BRM3 has a touch screen for easy navigation and an onscreen keyboard for quick data entry. The straight-forward set up and compact design make the BRM3 an ideal tool for busy clinicians to quickly initiate neurological monitoring and aEEG trending whenever it is needed.

Olympic Cool-Cap System.    The Olympic Cool-Cap is the only FDA approved device for administering selective head cooling as a treatment for moderate to severe HIE. A four-year clinical trial for the Cool-Cap was completed in 2006, and the FDA gave approval for the product in December 2006. The clinical trial validated the benefit of direct brain cooling in reducing the severity of brain injury resulting from HIE in newborns. The device conforms to the clinical trial protocol and is designed to assist the clinician in safely administering treatment, thereby preventing or significantly reducing the severity of neurological injury associated with HIE.

Newborn Brain Injury Supply Products.    In addition to disposable electrodes used to perform each EEG test using the CFM-6000 and the BRM3, the Olympic Cool-Cap brain cooling system uses a single-patient, disposable, cooling “cap” to continuously circulate sterile water to the patient during the 72-hour treatment period.

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

•

Bili-Lite Product Family.    These devices utilize fluorescent light bulbs for the treatment of hyperbilirubinemia. The Bili-Bassinet provides intensive phototherapy from both under and over the baby for maximum surface area coverage. The Bili-Lite pad is a product designed for both hospital and home-based phototherapy.

Other Newborn Care Product Lines

Medical Devices.    These products include devices such as: photometers, radiometers, patient warming lamps, neonatal heatshields, pediatric scales, blanket warming cabinets, exam lights, oxygen hoods, and our newborn circumstraint.

Disposable Supplies.    These products include disposable supplies such as: neonatal noise attenuators, phototherapy eye masks, restraining boards, and x-ray shields for newborn gonads.

Newborn Screening Data Management Product Line.    Our suite of newborn screening data management products consists of proprietary software that collects, tracks, manages and reports newborn screening data to regional government health laboratories and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. Recently some states have begun using tandem mass spectrometry in their newborn metabolic screening programs, which has greatly increased the number of treatable disorders that can be detected. Revenue from installation and upgrades of our newborn screening data management systems is classified as devices and systems revenue, and revenue from maintenance contracts on the systems is classified as supplies and services revenue.

Segment and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

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

Revenue by Product Family and Product Category

For the years ended December 31, 2008, 2007 and 2006, revenue from our four product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2008	2007	2006
Hearing	41%	53%	61%
Monitoring Systems for Neurology	34%	14%	19%
Newborn Care	19%	28%	15%
Other	6%	5%	5%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
Devices and Systems	63%	62%	57%
Supplies and Services	35%	37%	41%
Other	2%	1%	2%

Total	100%	100%	100%

In 2008, 2007 and 2006, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

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

Educational efforts directed at government agencies, key physicians and clinicians about the benefits of universal screening in terms of patient outcomes and long-term treatment costs are a key element of our marketing strategy.

Domestic Sales

We sell our products in the United States primarily through a direct sales organization. This direct sales organization is a significant benefit to the Company, we believe, allowing us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. Revenue from our direct sales channels as a percent of total revenue was 62%, 57% and 64% in 2008, 2007 and 2006, respectively. The increase of revenue sold through our direct sales channels as a percent of total revenue in 2008 compared to 2007 resulted primarily from our acquisition of Xltek in November 2007. We also sell certain products under private label arrangements. Domestic revenue resulting from sales through both of these non-direct sales channels was 7% of total revenue in 2008, 10% of total revenue in 2007 and 11% of total revenue in 2006.

International Sales

We sell our products outside the U.S. primarily through a distributor sales channel, which consists of distributors selling Natus products into more than 100 countries as of December 31, 2008. We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.

Revenue from international sales was approximately 30%, 33% and 29% of our total revenue in 2008, 2007 and 2006, respectively.

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

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. Direct purchases by GPO members accounted for approximately 31%, 35% and 31% of our revenue in 2008, 2007 and 2006, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 10%, 9% and 12% of our revenue in 2008, 2007 and 2006, respectively. Our revenue recognition policies related to sales to GPO members are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this report.

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

Our research and development expenses were $15.6 million or 9.6% of total revenue in 2008, $15.6 million or 13.2% of total revenue in 2007, and $10.6 million or 11.8% of total revenue in 2006.

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

The intellectual rights to some of the original patents for technology incorporated into our products are now in the public domain. However, we do not consider these patents, or any currently viable patent or related group of patents, to be of such importance that their expiration or termination would materially affect our business.

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

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, the medical devices we sell in the United States, with the exception of some disposable products in our newborn care products, must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:

•	Clearance via Section 510(k); or

•	Premarket approval via Section 515 if the FDA has determined that the medical device in question poses a greater risk of injury.

The FDA’s 510(k) clearance process usually takes from three to 12 months, but can take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy, and uncertain. Premarket approval generally takes from one to three years, but can take longer. We cannot be sure that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market in the United States.

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

We received approval for our Olympic Cool-Cap product as a Class III device from the FDA through the premarket approval process. Most of our other products in our newborn hearing screening, diagnostic hearing, EEG and PSG monitoring, balance and mobility assessment, and newborn care product lines have been cleared by the FDA as Class II devices. Some of our disposable products and newborn care products, such as our neonatal headshields and oxygen delivery systems, have received FDA clearance as Class I devices.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the Agency can institute a wide variety of enforcement actions, ranging from the issuance of a Form 483 citation to:

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

Foreign Regulation

In the foreign countries in which we sell or plan to sell our FDA-regulated products, these products are also regulated as medical devices, and are subject to regulatory requirements by foreign governmental agencies similar to those of the FDA. Our manufacturing facilities are audited and have been certified to be 13485:2003 International Standard for Medical Devices and Device Directive 93/42/EEC, Annex II, Section 3.2 compliant, which allows us to sell our products in Europe and Canada. Our manufacturing facilities are subject to CE Mark and ISO 13485 inspection by our notified body, British Standards Institution Management Systems. We plan to seek approval to sell our products in additional countries. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

Employees

On December 31, 2008, we had approximately 500 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2009:

Name	Age	Position(s)
James B. Hawkins	53	President, Chief Executive Officer, and Director
Steven J. Murphy	57	Vice President Finance and Chief Financial Officer
William L. Mince	57	Vice President North American Operations
Kenneth M. Traverso	48	Vice President Marketing and Sales
D. Christopher Chung, M.D.	45	Vice President Medical Affairs and R&D

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

D. Christopher Chung, M.D., has served as our Vice President Medical Affairs and R&D since June 2003, and has served as our Vice President Medical Affairs since February 2003. Dr. Chung also served as our Medical Director from October 2000 to February 2003. From August 2000 to December 2007, Dr. Chung also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. Dr. Chung has been a member of the Medical Advisory Board of eHealth Global Technologies, Inc. since April 2007 and has served as a member of their Board of Directors since November 2007. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is a licensed physician and is a Fellow of the American Academy of Pediatrics.

Other Information

Natus was incorporated in California in May 1987 and reincorporated in Delaware in August 2000.

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

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, Neometrics Inc. and affiliated entities in 2003; Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical, and certain assets of Nascor in 2006, Xltek in 2007, and Sonamed, Schwarzer Neurology, and NeuroCom in 2008.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of the acquisition. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Bio-logic in Illinois, Olympic in Washington, NeuroCom in Oregon, Neometrics in New York, Xltek in Ontario, Canada, Deltamed in France, and Fischer-Zoth, IT Med and Schwarzer Neurology in Germany. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties, costs, and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products have recently become more negative and global financial markets have experienced significant volatility and declines in recent months. These conditions stem from slower economic activity, adverse credit conditions and numerous other factors, and we are unable to foresee when, or if, these factors might return to more normal levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures.

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

Our growth in recent years has depended substantially on the completion of acquisitions and we may not be able to complete acquisitions of this nature or of a relative size in the future to support a similar level of growth

The acquisitions that we have completed have been the primary source of our growth in revenue in recent years. We expend considerable effort in seeking to identify attractive acquisition candidates and, upon doing so, to convince the potential target to consider a sale to us and, ultimately, to negotiate mutually agreeable acquisition terms. If we are not successful in these efforts in the future, our growth rate will not increase at a rate corresponding to that which we have achieved in recent years. Further, as we grow larger it will be necessary to complete the acquisition of larger companies and product lines to support a growth similar to that which we have achieved in the past. The market for attractive acquisitions is competitive and others with greater financial resources than we have may be better positioned than we are to acquire desirable targets. Further, we may not be able to negotiate acquisition terms with target companies that will allow us to achieve positive financial returns from the transaction.

We have initiated changes to our information systems that could disrupt our business and our financial results.

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

For example, we are currently in the process of implementing the rollout of an enterprise resource planning application (“ERP”) in our North American operating divisions. Until we have completed the ERP implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

Our acquisitions have included in-process research and development assets (“IPR&D assets”) from which we hope to generate future cash flows; our results of operations could be adversely affected if we are unable to bring these assets to market

Through our acquisitions of other businesses, we have acquired IPR&D assets from which we hope to generate future cash flows. There is inherent risk in bringing these IPR&D assets to market and we may be unable to realize the full value we have assigned to them. We may be unable to complete the development of these IPR&D assets in a timely manner, or we may encounter technological difficulties that prevent us from completing their development. If we are unable to derive future revenue from our IPR&D assets, our results of operations could be adversely impacted.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling our products or technologies

Clinicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing health care payment systems. Reimbursement, funding, and health care payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

Increased sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 31%, 35% and 31% of our total revenue during 2008, 2007 and 2006, respectively, and sales to members of one GPO, Novation LLC, accounted for approximately 10%, 9% and 12% of our total revenue in 2008, 2007 and 2006, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

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

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased health care spending by foreign governments that would reduce international demand for our products;

•	Continued strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because most of our international sales are denominated in U.S. dollars;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business.

In particular, our international sales could be adversely affected by a strengthening of the U.S. dollar relative to other foreign currencies, which makes our products more costly to international customers to whom sales are denominated in U.S. dollars.

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations

Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. With the exception of Xltek, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. To date we have executed only limited foreign currency contracts to hedge these currency risks. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

Substantially all our sales from our U.S. operations to our international distributors also provide for payment in U.S. dollars. A strengthening of the U.S. dollar relative to other foreign currencies could increase the effective cost of our products to our international distributors as their functional currency is typically not the U.S. dollar. This could have a potential adverse effect on our ability to increase or maintain average selling prices of our products to our foreign-based customers.

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

Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business

Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in many other countries in which we do business. Our products are classified as medical devices. Medical devices are subject to extensive regulation by the FDA pursuant to regulations that are wide ranging and govern, among other things: design and development; manufacturing and testing; labeling; storage and record keeping; advertising, promotion, marketing, sales distribution and export; and surveillance and reporting of deaths or serious injuries.

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

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The premarket approval application process is much more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data from preclinical studies and human clinical trials. The FDA may not grant either 510(k) clearance or premarket approval for any product we propose to market. Further, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a premarket approval application. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. If the FDA requires us to seek 510(k) clearance or premarket approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective.

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

Our business would be harmed if the FDA determines that we have failed to comply with applicable regulations governing the manufacture of our products and/or we do not pass an inspection

We and our suppliers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The Quality System Regulation sets forth the FDA’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of such products. In addition, we and our suppliers must engage in extensive recordkeeping and reporting and must make available our manufacturing facility and records for periodic unscheduled inspections by federal, state and foreign agencies, including the FDA. We cannot assure you that we and our suppliers are or will continue to be in full compliance with the Quality System Regulation, and that we will not encounter any manufacturing difficulties.

Failure of our third party suppliers and manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including, among other things, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or recalls of products and manufacturing restrictions, any of which could harm our business.

Our Olympic Cool-Cap product is subject to greater products liability exposure and FDA regulation

The FDA classifies medical devices into one of three classes, depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either class I or class II. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or a device deemed to not be substantially equivalent to a previously cleared 510(k) device are placed in class III, and generally require premarket approval from the FDA before they may be marketed.

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

Our business may suffer if we are required to revise our labeling or promotional materials, or if the FDA takes an enforcement action against us for off-label uses

We are prohibited by the FDA from promoting or advertising our medical device products for uses not within the scope of our clearances or approvals, or from making unsupported promotional claims about the benefits of our products. If the FDA determines that our claims are outside the scope of our clearances, or are unsupported, it could require us to revise our promotional claims or take enforcement action against us. If we were subject to such an action by the FDA, our sales could be delayed, our revenue could decline, and our reputation among clinicians could be harmed. Likewise, if we acquire new products, either through the purchase of products, technology assets, or businesses, that are subsequently deemed to have inadequate supporting data, we may be required to (i) obtain adequate data, which could be costly and impede our ability to market these products, or (ii) modify the labeling on these products, which could impair their marketability, as described above.

If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

We do not provide healthcare services, control the referral of patients for healthcare services, nor bill Medicare, Medicaid or other third-party payors; however, due to the breadth of many healthcare laws and regulations, we could be subject to healthcare fraud regulation and enforcement by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include: (i) the federal healthcare programs Anti-Kickback Law, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers, and/or (iii) state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

Our operating results would suffer if we were subject to a protracted infringement claim

The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening and diagnostic products may become increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlap. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

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

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties

Our corporate headquarters are located in San Carlos, California, in facilities covering 26,300 square feet pursuant to a lease that expires in June 2015.

We also utilize the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially for the operations of Xltek;

•	26,000 square feet in Mundelein, Illinois, utilized substantially for the operations of Bio-logic.

Leased Facilities:

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2011, that is utilized substantially for the operations of Olympic Medical;

•	12,000 square feet in Clackamas, Oregon, pursuant to a lease that expires in April, 2014, that is utilized substantially for the operations of NeuroCom;

•	2,900 square feet in Hauppauge, New York, pursuant to a lease that expires in October 2012, that is utilized substantially for the operations of Neometrics;

•

2,700 square feet in Paris, and 7,500 square feet in Bordeaux, both in France, pursuant to leases that expire in October 2016 and March 2012, respectively, that are utilized substantially for the operations of Deltamed;

•

3,800 square feet in Germering, located outside of Munich, Germany and 6,700 square feet in Usingen, located outside of Frankfurt, Germany, pursuant to leases that expire in December, 2009 that are utilized substantially for the operations of Fischer-Zoth and IT-Med, respectively; and

•	29,000 square feet in Munich, Germany, pursuant to a lease that expires in March, 2012, that is utilized substantially for the operations of Schwarzer Neurology.

ITEM 3.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, financial condition, or results of operations, although we cannot be assured of the outcome of such matters.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market under the symbol “BABY” since our initial public offering in July 2001. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock, as reported on the Nasdaq Global Market.

	High	Low
Fiscal Year Ended December 31, 2008:
Fourth Quarter	$22.85	$8.95
Third Quarter	26.00	20.50
Second Quarter	22.08	17.83
First Quarter	20.33	16.06

Fiscal Year Ended December 31, 2007:
Fourth Quarter	$19.55	$15.26
Third Quarter	16.83	14.20
Second Quarter	18.75	14.93
First Quarter	17.90	14.55

As of March 6, 2009, there were 27,981,406 shares of our common stock issued and outstanding and held by approximately 46 stockholders of record. We estimate that there are approximately 7,500 beneficial owners of our common stock.

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

The following graph shows a comparison, from January 1, 2003 through December 31, 2008, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2003	2004	2005	2006	2007	2008
Natus Medical Incorporated	Return %		90.93	101.74	2.91	16.49	(33.08)
	Cum $	$100.00	$190.93	$385.17	$396.37	$461.73	$309.00
NASDAQ Composite—Total Return	Return %		9.16	2.12	10.39	13.87	(39.96)
	Cum $	$100.00	$109.16	$111.47	$123.05	$140.12	$84.12
S&P 500 Health Care Equipment Index	Return %		6.27	0.06	4.12	5.14	(26.57)
	Cum $	$100.00	$106.27	$106.34	$110.73	$116.41	$85.48

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2008, 2007, 2006, 2005 and 2004 and for each of the years in the five-year period ended December 31, 2008, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 and the consolidated statements of operations data for the years ended December 31, 2005 and 2004 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2008[a]	2007[a]	2006 [a]	2005 [a]	2004 [a]
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$161,831	$118,374	$89,915	$43,045	$36,506
Cost of revenue	60,933	43,100	33,665	16,092	15,015

Gross profit	100,898	75,274	56,250	26,953	21,491

Operating expenses:
Marketing and selling	40,093	28,202	21,944	11,396	11,305
Research and development	15,576	15,645	10,604	4,318	3,672
General and administrative	19,746	15,214	11,004	5,806	6,626
Acquired in-process research and development[b]	—	300	9,800	—	470
Restructuring	—	—	—	—	776

Total operating expense	75,415	59,361	53,352	21,520	22,849

Income (loss) from operations	25,483	15,913	2,898	5,433	(1,358)
Other income, net	2,142	101	225	1,228	310

Income (loss) before provision for income taxes	27,625	16,014	3,123	6,661	(1,048)
Provision for income tax expense	10,152	6,234	4,050	509	297

Income (loss) from continuing operations	17,473	9,780	(927)	6,152	(1,345)
Discontinued operations	—	—	—	—	(1,062)

Net income (loss)	$17,473	$9,780	$(927)	$6,152	$(2,407)

Earnings (loss) per share:
Basic	$0.69	$0.45	$(0.05)	$0.35	$(0.14)

Diluted	$0.66	$0.43	$(0.05)	$0.33	$(0.14)

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	25,278	21,600	19,548	17,429	16,837
Diluted	26,557	22,815	19,548	18,693	16,837

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$56,915	$11,916	$15,392	$52,209	$35,743
Working capital	102,336	19,162	30,803	57,495	40,826
Total assets	258,622	189,571	124,163	77,395	59,257
Total debt	1,288	36,816	—	—	—
Total stockholders’ equity	226,494	115,718	101,026	68,965	52,728

[a]

Results of operations of Fischer-Zoth, Bio-logic, Deltamed, Olympic, Xltek, Sonamed, Schwarzer Neurology and NeuroCom are included from their acquisition dates of September 2004, January 2006, September 2006, October 2006, November 2007, May 2008, July 2008 and October 2008, respectively.

[b]

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2008 Overview. A summary of key information concerning the financial results for 2008 and changes from 2007.

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

Business

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007 and Sonamed, the neurology business of Schwarzer Neurology, and NeuroCom in 2008.

Year 2008 Overview

During the first quarter of 2008 the Company introduced the ALGO 5, its next generation newborn hearing screener featuring AABR technology. The Company believes the improvements in the ALGO 5 over the ALGO 3, which the Company had been marketing for seven years, will represent a significant upgrade to its customers. The improvements include user-friendly features such as data management, bar coding, and wireless transfer of data.

In February 2008 we adopted an integration and restructuring plan that was designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, we centralized the research and development activities supporting each of our three main product families, eliminated redundancies in North American field sales and service personnel resulting from the acquisition of Xltek, and eliminated certain production resources. These actions were essentially cost neutral in 2008, as severance costs offset savings resulting from reduced headcounts, although we began to experience net savings from these activities in the fourth quarter.

During April and May 2008 we raised $99.3 million, net of underwriting fees and other offering costs through the issuance of 5,485,500 shares of our common stock in two registered offerings, representing approximately 25% of our then outstanding shares.

In May 2008 we acquired Sonamed Corporation (“Sonamed”) for $9.0 million including direct costs of the acquisition. Sonamed, based in Massachusetts, manufactured and marketed a device for newborn hearing screening. The acquisition further expands our product offerings in newborn hearing screening.

In July 2008 we acquired Schwarzer Neurology, a division of Schwarzer GmbH for EUR 4.5 million, or approximately $7.0 million including direct costs of the acquisition. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic disorders.

In September 2008 the Company executed the Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement with Wells Fargo Bank, National Association. The Amendment increases the borrowing limit of the Company’s Revolving Line of Credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect.

In October 2008 we acquired all of the common stock of NeuroCom International, Inc. (“NeuroCom”) for $18.2 million including direct costs of the acquisition. NeuroCom, based in Clackamas, Oregon, develops and markets systems for the assessment and rehabilitation of balance and mobility disorders.

Our growth in 2008 was largely attributable to contributions from businesses acquired in 2007 and 2008. Because of a current uncertain economic environment, we are taking a more cautious approach in the evaluation of potential acquisition targets and of the terms under which we would engage in acquisition transactions. As such, the pace of our acquisition activity has slowed since the fourth quarter of 2008, and we cannot be assured when or if such activity will resume.

As further described below under Application of Critical Accounting Policies—Carrying values of intangible assets and goodwill, we test our goodwill and indefinite-lived intangible assets for impairment at least annually as of October 1st and also perform an assessment whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. We tested our intangible assets and goodwill at October 1 and again at December 31, 2008 in connection with preparation of our financial statements as of and for the year ended December 31, 2008 and concluded these assets were not impaired. However, if adverse global economic conditions continue, we may determine that it is appropriate to test these assets prior to October 1 2009, and if we do so, we may determine that an impairment charge against some or all of these assets is required.

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

Revenue from sales of certain of our diagnostic neurology and hearing systems is recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Position No. (“SOP”) 97-2, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. For arrangements with multiple deliverables, revenue is allocated to the deliverables based on vendor specific objective evidence. For products shipped under FOB origin or EXW terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation or training services that are performed after the related products have been delivered. Fair value for installation or training services is based on the price charged when the service is sold separately.

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations of one year, and post-sale training and customer support at the time the related revenue is recognized. Negotiated pricing and discounts for sales subject to GPO contract terms are recognized as a reduction of the selling price of our products.

Allowance for doubtful accounts

We must exercise judgment when assessing the sufficiency of our allowance for estimated uncollectible accounts receivable. Our estimates are based on our historical collection experience within the markets in which we operate and any other specific information of which we may be aware, such as bankruptcy filings or liquidity problems of our customers. Based on the results of our analyses, activity associated with our provision for doubtful accounts has historically been within our expectations. Any future determination that our allowance for estimated uncollectible accounts receivable is not properly stated could result in a change in our operating expenses and results of operations.

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

Carrying value of intangible assets and goodwill

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

We test our goodwill and indefinite-lived intangible assets for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the estimated fair value of a reporting unit to the basis of the underlying net assets of such reporting unit. To determine the estimated fair value of our reporting units, we utilize three valuation methodologies: (i) discounted cash flow analyses, (ii) market multiples, and (iii) comparative transactions. We average the valuations indicated by these three methodologies, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before depreciation, amortization and income taxes (EBITDA), and exit values. The discount rates applied in our discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. We also reconcile the estimated total fair value of our reporting units to our market capitalization.

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

	Percent of Revenue Years Ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of revenue	37.7	36.4	37.4

Gross profit	62.3	63.6	62.6

Operating expenses:
Marketing and selling	24.7	23.8	24.4
Research and development	9.6	13.2	11.8
General and administrative	12.2	12.8	12.3
Acquired in-process research and development	—	0.3	10.9

Total operating expenses	46.5	50.1	59.4

Income from operations	15.8	13.5	3.2
Other income, net	1.3	0.1	0 .3

Income before provision for income tax	17.1	13.6	3.5
Income tax provision	6.3	5.3	4.5

Net income (loss)	10.8%	8.3%	(1.0)%

Acquisitions

We completed seven significant acquisitions during 2008, 2007 and 2006, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2008, 2007 and 2006.

•	NeuroCom—Completed on October 2, 2008. NeuroCom reported revenue of approximately $11.4 million during its last completed fiscal year prior to the acquisition.

•	Schwarzer Neurology—Completed on July 2, 2008. Schwarzer Neurology reported revenue of approximately $7.1 million during its last completed fiscal year prior to the acquisition.

•	Sonamed—Completed on May 27, 2008. Sonamed reported revenue of approximately $3.5 million during its last completed fiscal year prior to the acquisition.

•	Xltek—Completed on November 29, 2007. Xltek reported revenue of approximately $26.7 million during its last completed fiscal year prior to the acquisition.

•	Olympic Medical—Completed on October 16, 2006. Olympic reported revenue of approximately $15.0 million during its last completed fiscal year prior to the acquisition.

•	Deltamed—Completed on September 6, 2006. Deltamed reported revenue of approximately $5.4 million during its last completed fiscal year prior to the acquisition.

•	Bio-logic—Completed on January 5, 2006. Bio-logic reported revenue of approximately $31.6 million during its last completed fiscal year prior to the acquisition.

Comparison of 2008 and 2007

Operating Results

We analyze our revenue from two perspectives. Because our acquisitions have been significant, we measure the contribution to consolidated revenue of the businesses we acquire. We also analyze our revenue as coming from two sources: devices and systems, and supplies and services. We report freight revenue separate from these two sources.

Our revenue increased 37%, or $43.4 million, to $161.8 million in 2008, from $118.4 million in 2007. NeuroCom, Sonamed and Schwarzer Neurology contributed $8.8 million to our revenue in 2008. In 2008, Xltek contributed $35.3 million of the increase.

Revenue from devices and systems was $102.5 million in 2008, representing an increase of 40% or $29.3 million, from $73.2 million reported in 2007. The operations of Xltek, Sonamed, Schwarzer Neurology and NeuroCom contributed to $33.9 million of this increase, offset by a decrease in Bio-logic neurology and Fischer-Zoth hearing sales. Revenue from supplies and services was $56.7 million in 2008, representing an increase of 30%, or $13.1 million, from $43.6 million in 2007. The operations of Xltek, Sonamed, Schwarzer Neurology and NeuroCom contributed to $9.7 million of the increase.

Revenue from devices and systems was 63% of total revenue in 2008 compared to 62% of total revenue in 2007, and revenue from supplies and services was 35% of total revenue in 2008 compared to 37% of revenue in 2007. The changes in the percentages from 2007 to 2008 resulted primarily from the contribution of a full year of operations from Xltek, whose mix of sales includes more devices without supplies than our other product lines. Freight revenue of $2.7 million in 2008 represented 2% of total revenue, while freight revenue of $1.6 million in 2007 represented 1% of total revenue.

No customer accounted for more than 10% of our revenue in either 2008 or 2007. Revenue from domestic sales increased 43% to $113.0 million in 2008, from $78.9 million in 2007. Revenue from international sales increased 25% to $49.2 million in 2008, compared to $39.5 million in 2007. Revenue from domestic sales was 70% of total revenue in 2008, compared to 67% in 2007, and revenue from international sales was 30% of total revenue in 2008 compared to 33% of revenue in 2007. The changes in the percentages from 2007 to 2008 resulted primarily from the contribution of Xltek, whose sales are primarily based in the U.S.

Our cost of revenue increased $17.8 million, or 41%, to $60.9 million in 2008, from $43.1 million in 2007. The increase was primarily due to our increased sales, and also includes $364,000 of share-based compensation expense in 2008 compared to $175,000 in 2007. Gross profit increased $25.6 million, or 34%, to $100.9 million in 2008 from $75.3 million in 2007, primarily due to our increased sales. Gross profit as a percentage of revenue was 62% in 2008 compared to 64% in 2007. The gross profit of Xltek was approximately 50 percent at the time we acquired the business in November 2007. While Xltek’s gross profit improved to approximately 62 percent by the fourth quarter of 2008, the reduction in gross profit on a consolidated basis from 2007 to 2008 was largely attributable to Xltek.

Total operating costs increased $16.0 million, or 27%, to $75.4 million in 2008, from $59.4 million in 2007. The operations of Xltek, Schwarzer Neurology and NeuroCom and contributed to $13.2 million of the increase in operating costs. We also recorded $2.9 million of employee share-based compensation expense in 2008 compared to $1.9 million in 2007. Our operating costs declined as a percentage of revenue in 2008 to 46% from 50% in 2007 primarily from integration and restructuring designed to eliminate redundant costs.

Our marketing and selling expenses increased $11.9 million, or 42%, to $40.1 million in 2008, from $28.2 million in 2007. The operations of Xltek, Schwarzer Neurology and NeuroCom contributed to $7.2 million of the increase. We recorded $802,000 of employee share-based compensation expense in marketing and selling expenses in 2008 compared to $509,000 in 2007, with the remainder of the cost increase coming primarily from increases in sales compensation and travel expenses resulting from higher sales.

Our research and development expenses decreased $69,000, or 0.4%, to $15.5 million in 2008 from $15.6 million in 2007. The operations of Xltek, Schwarzer Neurology and NeuroCom contributed to $3.5 million of research and development expense, the impact of which was mitigated in part by restructuring activities we implemented in February 2008. Research and development expenses as a percent of total revenue decreased from 13% in 2007 to 10% in 2008. We recorded $377,000 of employee share-based compensation expense in research and development expenses in 2008, compared to $108,000 in 2007.

Our general and administrative expenses increased $4.5 million, or 30%, to $19.7 million in 2008 from $15.2 million in 2007. General and administrative expenses of Xltek, Schwarzer Neurology, and NeuroCom represented $2.5 million of the increase. In addition we recorded $1.7 million of employee share-based compensation expense in general and administrative expenses in 2008 compared to $1.3 million for 2007, with higher compensation, insurance, and outside services costs contributing to the remainder of the cost increases.

Other income, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported net other income of $2.1 million in 2008, compared to $101,000 in 2007 due primarily to net currency exchange gains. Unrealized exchange gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income. In connection with the acquisition of Xltek, in mid October 2007 the Company entered into a forward contract for the purchase of CAD $50 million. This contract was executed on November 27, 2007, and resulted in a currency hedging loss of approximately $480,000 in the fourth quarter of 2007. During the two days between the execution of the contract and the funding of the acquisition, the Company incurred an additional currency loss of $250,000, also in the fourth quarter of 2007. The Company did not enter into any other significant hedging activities in 2008 or 2007.

We recorded income tax expense of $10.2 million in 2008, compared to $6.2 million recorded in 2007. Our effective tax rate for 2008 decreased to 36.7% compared to 38.9% in 2007 because more of our income was taxed in foreign jurisdictions with tax rates lower than in the U.S. At December 31, 2008, we had federal net operating loss carryforwards of approximately $2.7 million available to offset future taxable income. Income tax expense related to our international operations is based on the statutory rates in those jurisdictions.

Comparison of 2007 and 2006

Operating Results

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

We reported net other income of $101,000 in 2007, compared to $225,000 in 2006. The net decrease in other income, net is due to an increase in foreign currency exchange losses. The Company incurred currency hedging losses of approximately $730,000 in the fourth quarter of 2007 in connection with the purchase of Xletk. The Company did not enter into any other significant hedging activities in 2007 or 2006.

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

Liquidity and Capital Resources

Comparison of 2008 and 2007

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to raise capital. Therefore, liquidity cannot be considered separately from capital resources that consist of our current funds and the potential to increase those funds in the future. We plan to use our capital resources in meeting our commitments and in achieving our business objectives.

As of December 31, 2008, we had cash and cash equivalents of $56.9 million, stockholders’ equity of $226.4 million, and working capital of $102.3 million, compared with cash and cash equivalents of $11.9 million, stockholders’ equity of $115.7 million, and working capital of $19.2 million as of December 31, 2007.

We believe that our current cash and cash equivalents, including cash generated from the underwritten sales of our common stock in April and May 2008, and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed four acquisitions in 2008, including the NeuroCom acquisition in the fourth quarter of 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

On September 2, 2008, we executed the Second Amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increases the borrowing limit of our revolving line of credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of the assets of the Company. We have no other significant credit facilities.

Global capital markets have been, and continue to be, disrupted and volatile. The cost and availability of equity and debt funding has been and may continue to be adversely affected by illiquid capital and credit markets. Some lenders have reduced or, in some cases, ceased to provide funding to borrowers. Our lender has not indicated to us that they would not continue to provide funding to us, or would not honor, or be able to fully perform, their obligations under our credit facility. We believe that we have adequate liquidity to meet our present needs. Continued turbulence in the United States and international financial markets, however, could adversely affect the cost and availability of financing to us in the future and limit our ability to acquire products, other assets, or businesses.

Cash provided by operations increased by $864,000 for the year ended December 31, 2008 to $11.8 million, compared to $10.9 million in 2007. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $26.8 million in 2008, compared to $17.0 million in 2007. The aggregate impact of changes in certain operating assets and liabilities was a cash outflow of $15.1 million in 2008 compared to $6.1 million in 2007.

Cash used in investing activities was $34.0 million for the year ended December 31, 2008, compared to $52.7 million in 2007. We used $3.6 million and $2.1 million of cash to acquire property and equipment, during the years ended December 31, 2008 and 2007, respectively. We used $29.0 million of cash to acquire businesses during the year ended December 31, 2008 compared with $50.0 million during the year ended December 31, 2007. During the year ended December 31, 2008 we recorded $1.3 million of internal use software development costs compared with $649,000 in 2007. In addition, we purchased and sold $12.1 million of marketable securities during the year ended December 31, 2008 with no similar activities in 2007.

Cash provided by financing activities was $69.1 million in the year ended December 31, 2008, compared to $37.6 million in 2007. We raised an aggregate of $99.3 million through underwritten registered public offerings of our common stock in April and May 2008 with no similar transactions in 2007. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $2.9 million and $2.0 million in the year ended December 31, 2008 and 2007, respectively. We also realized an excess tax benefit of $2.2 million on the exercise of employee stock options in 2008 compared with an excess tax benefit of $598,000 in 2007 that was recorded in both years as an increase to stockholders’ equity. During the year ended December 31, 2008, we borrowed $6.0 million under our revolving line of credit and we repaid $25.2 million on our term loan and $16.1 million on our revolving credit facility. We had no similar uses of cash for financing activities in the year ended December 31, 2007.

Comparison of 2007 and 2006

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$12,008	$12,008	$—	$—	$—
Operating lease obligations	175	56	105	14	—
Term Loans (including interest)	1,537	309	741	487

Total	$13,720	$12,373	$846	$501	$—

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2008. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2008.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2008, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2008. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2008. We had no other off-balance sheet arrangements during any of fiscal 2008, 2007 or 2006 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1—Organization and Significant Accounting Policies to the Consolidated Financial Statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: annual operating cost reductions resulting from restructuring activities, our expectations regarding expansion of our international operations, our expectations regarding our new products, including the ALGO 5, the sufficiency of our current cash, cash equivalents and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, and our intent to acquire additional technologies, products or businesses.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in Item 1A of this report for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2008. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007
	(in thousands)
Revenue	$43,396	$41,714	$39,862	$36,859	$34,234	$28,830	$28,260	$27,050
Cost of revenue	15,719	15,835	15,374	14,005	12,645	10,129	10,151	10,175

Gross profit	27,677	25,879	24,488	22,854	21,589	18,701	18,109	16,875
Gross profit percentage	63.8%	62.0%	61.4%	62.0%	63.1%	64.9%	64.1%	62.4%
Operating expenses:
Marketing and selling	11,072	9,965	9,180	9,876	8,054	6,752	6,900	6,496
Research and development	3,615	4,066	4,068	3,827	3,570	3,879	4,372	3,824
General and administrative	4,537	4,913	5,440	4,856	3,855	3,662	3,589	4,108
Acquired IPR&D	—	—	—	—	300	—	—	—

Total operating expenses	19,224	18,944	18,688	18,559	15,779	14,293	14,861	14,428

Income from operations	8,453	6,935	5,800	4,295	5,810	4,408	3,248	2,447
Other income (expense), net	1,188	567	386	1	(589)	213	234	241

Income before provision for income taxes	9,641	7,502	6,186	4,296	5,221	4,621	3,482	2,688
Provision for income tax	3,354	2,710	2,419	1,669	2,442	1,465	1,156	1,169

Net income	$6,287	$4,792	$3,767	$2,627	$2,779	$3,156	$2,326	$1,519

Earnings per share:
Basic	$0.23	$0.17	$0.16	$0.12	$0.13	$0.15	$0.11	$0.07

Diluted	$0.22	$0.17	$0.15	$0.11	$0.12	$0.14	$0.10	$0.07

Weighted average shares used in the calculation of net earnings per share:
Basic	27,598	27,445	24,248	21,742	21,687	21,646	21,584	21,466
Diluted	28,588	28,756	25,514	22,977	22,908	22,965	22,830	22,734

We acquired NeuroCom International, Inc. in October 2008, Schwarzer Neurology in July 2008, Sonamed Corporation in May 2008, Excel-Tech Ltd. in November 2007, Olympic Medical Corp. in October 2006, Deltamed SA in September 2006 and Bio-logic Systems Corp. in January 2006. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Our chief executive officer and chief financial officer determined that as of December 31, 2008 our disclosure controls and procedures were effective for the purpose set forth above.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15-(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP. has audited the consolidated financial statements of Natus Medical Incorporated for the three years ended December 31, 2008 and have issued an attestation report on the effectiveness of our internal controls over financial reporting, which is included herein.

(b) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the internal control over financial reporting of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 9, 2009

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Awards Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,876,072	$9.97	9,361,588
Equity compensation plans not approved by security holders	—	—	—

Total	2,876,072	$9.97	9,361,588

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, and rights, 4,025 shares related to outstanding options under our 1991 Stock Option Plan, 2,467,047 shares related to outstanding options under our 2000 Stock Awards Plan, 150,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, and 255,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 4,438,385 shares remained available for future issuance under our 2000 Stock Awards Plan, 561,142 shares remained available for future issuance under our 2000 Director Option Plan, and 4,362,061 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Awards Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 1,500,000 shares of common stock; (b) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (c) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 100,000 shares of common stock; (b) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (c) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (a) 650,000 shares of common stock; (b) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (c) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under, or the weighted average exercise price of outstanding rights under, the 2000 Employee Stock Purchase Plan.

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2009 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2009 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2009 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$993	$70	$304	$(241)	$1,126
Accrued warranty costs	$1,000	$75	$1,122	$(1,121)	$1,076
Year ended December 31, 2007
Allowance for doubtful accounts	$552	$394	$243	$(196)	$993
Accrued warranty costs	$877	$229	$213	$(319)	$1,000
Year ended December 31, 2006
Allowance for doubtful accounts	$173	$479	$18	$(118)	$552
Accrued warranty costs	$248	$429	$553	$(353)	$877

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
1.1	Purchase Agreement dated as of April 4, 2008 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	04/04/2008

1.2	Underwriting Agreement dated as of May 22, 2008 between Natus Medical Incorporated and the several underwriters named on Schedule A to the Underwriting Agreement	8-K	1.01	000-33001	05/27/2008

2.1	Arrangement Agreement dated October 9, 2007, by and among Natus Medical Incorporated, Excel-Tech Ltd., and 4437713 Canada Inc.	8-K	10.1	00-33001	10/12/2007

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.3.3	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.7	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.8	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.9	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.9.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.10	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers

10.11	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

10.13	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

10.14	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, N.A.	8-K	10.1	000-33001	08/06/2008

10.15	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, N.A.	8-K	10.1	000-33001	09/05/2008

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.16	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, N.A.

10.17	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank, N.A.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 54)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: March 9, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 9, 2009

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 9, 2009

/s/ Doris Engibous (Doris Engibous)	Director	March 9, 2009

/s/ Ken Ludlum (Ken Ludlum)	Director	March 9, 2009

/s/ Mark D. Michael (Mark D. Michael)	Director	March 9, 2009

/s/ William M. Moore (William M. Moore)	Director	March 9, 2009

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 14 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 9, 2009

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$56,915	$11,916
Accounts receivable, net of allowance for doubtful accounts of $1,126 and $993	36,242	27,018
Inventories	25,009	19,264
Prepaid expenses and other current assets	3,554	3,402
Deferred income tax	3,928	3,974

Total current assets	125,648	65,574
Property and equipment, net	14,002	14,504
Intangible assets	57,729	54,177
Goodwill	60,858	54,961
Other assets	385	355

Total assets	$258,622	$189,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,375	$9,763
Current portion of long-term debt	206	18,554
Accrued liabilities	11,895	13,362
Deferred revenue	3,836	4,732

Total current liabilities	23,312	46,411
Long-term liabilities
Other liabilities	4,586	2,636
Long-term debt	1,082	18,262
Deferred income tax	3,148	6,544

Total liabilities	32,128	73,853

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 27,959,919 in 2008 and 21,923,509 in 2007	245,476	137,837
Accumulated deficit	(5,342)	(22,815)
Accumulated other comprehensive income (loss)	(13,640)	696

Total stockholders’ equity	226,494	115,718

Total liabilities and stockholders’ equity	$258,622	$189,571

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue	$161,831	$118,374	$89,915
Cost of revenue	60,933	43,100	33,665

Gross profit	100,898	75,274	56,250

Operating expenses:
Marketing and selling	40,093	28,202	21,944
Research and development	15,576	15,645	10,604
General and administrative	19,746	15,214	11,004
Acquired in-process research and development	—	300	9,800

Total operating expenses	75,415	59,361	53,352

Income from operations	25,483	15,913	2,898
Other income, net	2,142	101	225

Income before provision for income tax	27,625	16,014	3,123
Provision for income tax	10,152	6,234	4,050

Net income (loss)	$17,473	$9,780	$(927)

Net income (loss) per share:
Basic	$0.69	$0.45	$(0.05)

Diluted	$0.66	$0.43	$(0.05)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	25,278	21,600	19,548

Diluted	26,557	22,815	19,548

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share amounts)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balances, December 31, 2005	18,444,753	$99,634	$(30,750)	$81	$68,965
Exercise of stock options	275,543	1,349			1,349
Tax effect of option exercises		1,051			1,051
Issuance of common stock	2,645,000	29,250			29,250
Employee stock purchase plan	25,795	382			382
Compensation expense for stock awards		1,405			1,405
Unrealized gain on available-for-sale investments				2	2	$2
Foreign currency translation adjustment				(451)	(451)	(451)
Net (loss)			(927)		(927)	(927)

Comprehensive loss						$(1,376)

Balances, December 31, 2006	21,391,091	133,071	(31,677)	(368)	101,026
Exercise of stock options	289,139	1,540			1,540
Tax effect of option exercises		598			598
Issuance of restricted stock	210,684
Employee stock purchase plan	32,595	505			505
Compensation expense for stock options		2,123			2,123
FIN 48			(918)		(918)
Foreign currency translation adjustment				1,064	1,064	$1,064
Net income			9,780		9,780	9,780

Comprehensive income						$10,844

Balances, December 31, 2007	21,923,509	137,837	(22,815)	696	115,718
Issuance of common stock	5,485,500	99,278			99,278
Tax effect of options exercises		2,222			2,222
Issuance of restricted stock	143,334
Employee stock purchase plan	39,552	548			548
Compensation expense for stock awards		3,275			3,275
Exercise of stock options	368,024	2,316			2,316
Foreign currency translation adjustment				(14,336)	(14,336)	$(14,336)
Net income			17,473		17,473	17,473

Comprehensive income						$3,137

Balances, December 31, 2008	27,959,919	$245,476	$(5,342)	$(13,640)	$226,494

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$17,473	$9,780	$(927)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	—	300	9,800
Accounts receivable reserves	304	243	18
Excess tax benefits on the exercise of stock options	(2,222)	(598)	(1,051)
Depreciation and amortization	6,764	4,947	3,921
Loss on disposal of property and equipment	71	45	—
Warranty reserve	1,197	213	553
Share based compensation	3,275	2,123	1,405
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(7,575)	(3,125)	(5,683)
Inventories	(2,726)	(3,970)	(1,767)
Other assets	973	448	(1,271)
Accounts payable	(2,782)	(424)	(201)
Accrued liabilities	(2,698)	(982)	(493)
Deferred revenue	(1,296)	365	828
Deferred taxes	1,044	1,573	(1,899)

Net cash provided by operating activities	11,802	10,938	3,233

Investing activities:
Acquisition of businesses, net of cash acquired	(28,996)	(49,951)	(71,773)
Sale of land, net of costs	—	—	2,492
Acquisition of property and equipment	(3,593)	(2,126)	(2,432)
Acquisition of intangible assets	(1,451)	(649)	—
Deposits and other assets	—	—	83
Purchases of short-term investments	(12,120)	—	—
Sales of short-term investments	12,120	—	12,163

Net cash used in investing activities	(34,040)	(52,726)	(59,467)

Financing activities:
Proceeds from stock option exercises and ESPP	2,864	2,045	1,731
Proceeds from issuance of common stock, net of issuance cost	99,278	—	29,250
Excess tax benefits on the exercise of stock options	2,222	598	1,051
Borrowing on credit facility	6,000	35,000	10,000
Payments on borrowings	(41,259)	(18)	(10,000)

Net cash provided by financing activities	69,105	37,625	32,032

Exchange rate effect on cash and cash equivalents	(1,868)	687	(452)

Net increase (decrease) in cash and cash equivalents	44,999	(3,476)	(24,654)
Cash and cash equivalents, beginning of year	11,916	15,392	40,046

Cash and cash equivalents, end of year	$56,915	$11,916	$15,392

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,002	$235	$589

Cash paid for income taxes	$5,519	$2,368	$998

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$1,347	$912	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories. The Company’s headquarters are in San Carlos, California.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed and Olympic in 2006, Xltek in 2007, and Sonamed, Schwarzer Neurology, and NeuroCom in 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, goodwill, share-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

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

Revenue from sales of certain of our diagnostic neurology and hearing systems is recognized in accordance with FASB Statement of Position No. (“SOP”) 97-2, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

determinable, and collection is reasonably assured. For arrangements with multiple deliverables, revenue is allocated to the deliverables based on vendor specific objective evidence. For products shipped under FOB origin or EXW terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation or training services that are performed after the related products have been delivered. Fair value for installation or training services is based on the price charged when the service is sold separately.

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade-ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations that are generally one year in length.

More than 90% of the hospitals in the U.S. are members of Group Purchasing Organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. Our agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.

We do not sell products to GPOs. Hospitals, group practices and other clinics that are members of a GPO purchase products directly from the Company under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of products at the time of the sale. Revenue from sales to members of GPOs is otherwise consistent with general revenue recognition policies as previously described.

Cash and Cash Equivalents

All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Allowance for Doubtful Accounts

Judgment must be exercised when assessing the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, three to five years for computer software and hardware, three to six years for demonstration and loaned equipment, and 30 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated.

Long-Lived Assets and Goodwill

Intangible assets with finite lives are amortized over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges. Goodwill and any other intangible assets with indefinite lives are recorded at original cost and are not amortized. Any future determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges, which could impact operating results.

Definite-lived intangible assets are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the estimated fair value of a reporting unit to the basis of the underlying net assets of such reporting unit. To determine the estimated fair value of reporting units, three valuation methodologies are utilized: (i) discounted cash flow analyses, (ii) market multiples, and (iii) comparative transactions. The

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

valuations indicated by these three methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before depreciation, amortization and income taxes (EBITDA), and exit values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization.

Acquired intangible assets with definite lives are being amortizing using the straight-line and graded methods over periods ranging from seven to 20 years.

Research & Development and Capitalized Software Development Costs

Costs incurred in research and development are charged to operations as incurred. Some of our products include imbedded software which is essential to the product’s functionality. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. We capitalize software development costs when the project reaches technological feasibility and cease capitalization when the project is ready for release. Software development costs are amortized on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer.

Internal Use Software Development Costs

We account for internal use software development costs in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, costs to develop internal use computer software during the application development stage are capitalized and reported as a component of intangible assets and amortized on a straight-line basis over the estimated useful lives of the related software applications.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R, Share-Based Payment. Under SFAS 123R, share-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards are being expensed under the single-option straight line method using the same fair value measurements that were used in calculating pro forma share-based compensation expense under SFAS 123. For share-based awards granted on or after January 1, 2006, we are amortizing share-based compensation expense under the single-option straight line method over the requisite service period, which is generally a four-year vesting period. See Note 11.

Under SFAS 123R, the value of each option is estimated on the date of grant using an option pricing model, such as Black-Scholes, which was developed for use in estimating the value of freely traded options. Our employee stock options have characteristics significantly different from those of traded options. Similar to other option pricing models, the Black-Scholes method requires the input of highly subjective assumptions, including stock price volatility. Changes in the subjective input assumptions can materially affect the estimated fair value of our employee stock options.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2008, such that expense was recorded only for those share-based awards that are expected to vest.

SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as a cash inflow from financing activities and a cash outflow from operating activities. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

Uncertain Tax Positions

We adopted FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of a financial statement benefit, in accordance with SFAS 109, Accounting for Income Taxes, of a position in a tax return. Prior to adopting FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement.

Foreign Currency

The functional currency of our foreign subsidiaries is the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation exchange adjustments relating to the translation of foreign subsidiary financial statements of $(14.3) million, $1.1 million and $(451,000) for the years ended December 31, 2008, 2007 and 2006, respectively, are included as a component of accumulated other comprehensive income (loss).

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2008, 2007 and 2006, net foreign currency transactions gains and (losses) were $1,620,000, $(661,000) and $(22,000), respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, Canadian Dollar, and Euro.

Comprehensive Income

In accordance with SFAS 130, Reporting Comprehensive Income, we report by major components and as a single total the change in our net assets during the period from non-owner sources. The consolidated statement of comprehensive income (loss) has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income (loss) consists of net unrealized gains and losses on available-for-sale securities and translation gains and losses of foreign subsidiary financial statements.

Basic and Diluted Net Income (Loss) per Share

Net income (loss) per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the year ended December 31, 2008, common stock equivalents of 1,206,000 were included in the weighted average shares outstanding used to calculate diluted income per share, while 525,000 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2007, common stock equivalents of 1,216,000 were included in the weighted average shares outstanding used to calculate diluted income per share, while 345,000 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2006, common stock equivalents of 1,348,000 shares were excluded from the calculation of net (loss) per share because of their anti-dilutive effect.

Certain Significant Risks and Uncertainties

Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents consist primarily of cash in bank accounts and investments in money market funds. To minimize our exposure to credit risk, our short-term investments consists exclusively of highly liquid, high investment-grade financial instruments.

We sell our products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2008, 2007 or 2006.

Recent Accounting Pronouncements

In October 2008, the FASB issued Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We believe the impact of this pronouncement on our consolidated financial statements to be immaterial.

In June 2008, the FASB staff revisited Emerging Issues Task Force Issue No. (“EITF”) 03-6 and issued FASB Staff Position No. (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities. FSP EITF 03-6-01 requires unvested share-based payments that entitle employees to receive nonrefundable dividends to also be considered participating securities, as defined in EITF 03-6. This FSP is effective for fiscal years beginning after December 15, 2008 and interim periods within those years with early adoption prohibited. The adoption of FSP EITF 03-6-01 is not expected to have a material impact on our financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the AICPA Statement on Auditing Standards No. (“SAS”) 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The adoption of SFAS 162 is not expected to have any impact on our financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on our financial statements.

In March 2008, FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which provides for additional disclosure and documentation surrounding derivative positions and hedging activity. The statement is applicable for all fiscal years beginning on or after November 15, 2008 and earlier adoption is encouraged. We do not have material hedging activity and accordingly we expect that the adoption of this statement will not have a material impact on our financial statements.

In February 2008, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted SFAS 159 effective January 1, 2008 and have elected not to measure any additional financial instruments and other items at fair value.

In December 2007 the FASB issued SFAS 141R (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS No. 141R also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS No. 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We are currently evaluating the effect of the adoption of SFAS No. 141R will have on our consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In September 2007 the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. The FSP delayed, for one year, the effective date of FAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of FAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We have disclosed the fair value of our financial assets in Note 20. We are currently assessing the impact of adopting FAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

2—BUSINESS COMBINATIONS

NeuroCom

On October 2, 2008, we completed the acquisition of all of the outstanding shares of NeuroCom International, Inc. (“NeuroCom”) pursuant to an Agreement and Plan of Merger dated September 2, 2008 for $18.2 million including direct costs of the acquisition. NeuroCom, based in Clackamas, Oregon, develops and markets computerized systems for the assessment and rehabilitation of balance and mobility disorders. The acquisition adds to our growth opportunities by broadening the product offerings in our neurology business.

In accordance with SFAS 141, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from NeuroCom are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $9.9 million. This goodwill is not expected to be deductible for tax purposes. NeuroCom’s results of operations are included in the consolidated financial statements from the date of the acquisition.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The determination of estimated fair value requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$3,744
Accounts receivable	892
Inventories	1,243
Prepaid and other assets	92
Identifiable intangible assets:
Developed technology	2,100
Customer-related	1,600
Tradenames	1,400
Other assets	382
Property and equipment	36
Goodwill	9,929
Accounts payable	(316)
Accrued expenses and other current liabilities	(679)
Deferred revenue	(364)
Deferred tax liability	(1,859)

Total purchase price	$18,200

Valuing certain components of the acquisition, including primarily inventory, deferred tax assets and liabilities, accrued warranty costs, and other accrued expenses, required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) developed technology of $2.1 million assigned an average economic life of 10 years being amortized on a straight line basis, (ii) customer-related intangible assets of $1.6 million assigned an economic life of 7 years being amortized on a straight line basis, and (iii) tradenames of $1.4 million that have an indefinite life and are not being amortized.

Goodwill.    Approximately $9.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred tax liability.    A preliminary estimate of $1.9 million has been allocated to non-current deferred tax liabilities, which results primarily from amortizable intangible assets.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following unaudited pro forma combined results of operations of Natus for the years ended December 31, 2008 and 2007 are presented as if the acquisition of NeuroCom had occurred on the first day of the periods presented (in thousands, except per share data).

Unaudited Pro Forma Financial Information

	December 31,
	2008	2007
Revenue	$169,485	$129,479
Net income	$17,205	$11,019
Pro forma diluted earnings per share	$0.65	$0.48
Shares used in computing pro forma diluted earnings per share	26,557	22,815

The unaudited pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the Company acquired NeuroCom on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Schwarzer Neurology

We acquired Schwarzer Neurology, a division of Schwarzer GmbH, on July 2, 2008 for EUR 4.5 million, or approximately $7.0 million including direct costs of the acquisition. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis and monitoring of neurologic disorders. The acquisition broadened our product offerings in the EEG market, allowing us to further leverage our international distribution organization.

Valuing certain components of the acquisition, including primarily inventory, accrued warranty costs, and other accrued expenses, required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary.

We are obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to EUR 2.25 million, or approximately $3.2 million, over a 15-month period based on the achievement of certain targets. To date the Company has not recorded additional purchase consideration as a result of this provision.

Sonamed

We acquired Sonamed Corporation (“Sonamed”) on May 27, 2008 for $9.0 million including direct costs of the acquisition. In June 2008 we transitioned substantially all of the operations of Sonamed to our Bio-logic facility in Mundelein, Illinois. The acquisition expands our product offerings in newborn hearing screening.

Valuing certain components of the acquisition, including primarily accrued warranty costs and other accrued expenses, required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary.

Xltek

We acquired Excel-Tech Ltd. (“Xltek”) in November 2007 for $64 million including direct costs of the acquisition. Xltek, based in Oakville, Ontario, Canada, develops and markets computer-based electrodiagnostic

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. The acquisition adds to our growth opportunities by broadening our product offerings in neurology.

We recognized $7.1 million of pre-acquisition deferred tax assets during the year ended December 31, 2008, for which we had previously provided a full valuation allowance, resulting in a decrease in goodwill. We recorded additional purchase consideration of $230,000, mostly for estimated severance benefits that was recorded as an increase in goodwill. In addition, a change in the exchange rate between the U.S. dollar and the Canadian dollar resulted in a net decrease in goodwill for the year ended December 31, 2008 in the amount of $5.1 million.

Olympic

We acquired privately held Olympic Medical Corp. (“Olympic”) in October 2006 for $16.9 million cash, including direct costs of the acquisition. Olympic, based in Seattle, Washington develops and markets medical products used in the neonatal intensive care unit and pediatric department of the hospital, including devices for the detection of neurologic function of newborns. The acquisition enhances our growth opportunities by broadening our product offerings, which we are leveraging through our direct sales force in the U.S. and international distribution organization.

We are obligated to make future payments pursuant to an earnout provision in the purchase agreement of up to $3.1 million over a three-year period based primarily on the achievement of certain revenue targets for the Olympic Cool-Cap system. We recorded $998,000 of additional purchase consideration during the year ended December 31, 2008 pursuant to this earnout provision that was recorded as an increase of goodwill.

Nascor

We acquired certain product rights, manufacturing and distribution contracts, inventory, and intangible assets from Nascor Pty. Ltd. (“Nascor”) in September 2006 for $953,000 in cash, including direct costs of the acquisition. We had previously distributed the associated products in certain markets. This acquisition provides us with worldwide distribution rights and improved margins on these products.

We are obligated to make future payments pursuant to an earnout provision of the purchase agreement of up to $675,000 over a three-year period based on the achievement of certain revenue targets. We made earnout adjustments to the purchase price allocation of $350,000 during the year ended December 31, 2008 pursuant to this earnout provision that was recorded as an increase in goodwill.

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2008	2007
Raw materials and subassemblies	$13,051	$12,186
Finished goods	11,958	7,078

Total	$25,009	$19,264

Work in process represents an immaterial amount in all periods presented.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31
	2008	2007
Land	$3,480	$3,956
Building	4,766	5,504
Leasehold improvements	963	917
Office furniture and equipment	6,406	4,971
Computer software and hardware	4,609	3,218
Demonstration and loaned equipment	4,620	3,605

	24,844	22,171
Accumulated depreciation	(10,842)	(7,667)

Total	$14,002	$14,504

Depreciation and amortization expense of property and equipment was $3.2 million, $2.1 million and $1.6 million in the years ending December 31, 2008, 2007 and 2006, respectively.

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of period	$54,961	$25,790

Goodwill as a result of acquisitions	17,013	26,325
Purchase accounting adjustments in the current period	188	1,035
Adjustments associated with earnout agreements	1,348	1,623
Adjustment of pre-acquisition deferred tax assets	(7,330)	—
Foreign currency translation adjustment	(5,322)	188

Total changes in goodwill	5,897	29,171

Balance, end of period	$60,858	$54,961

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with definite lives
Patents	$2,985	$(1,315)	$1,670	$3,925	$(987)	$2,938
Technology	42,098	(7,588)	34,510	41,871	(4,967)	36,904
Customer related	8,148	(1, 459)	6,689	3,420	(894)	2,526
Software	2,241	(91)	2,150	671	—	671

Definite lived intangible assets	55,472	(10,453)	45,019	49,887	(6,848)	43,039
Intangible assets with indefinite lives
Tradenames	12,710	—	12,710	11,138	—	11,138

Total intangibles assets	$68,182	$(10,453)	$57,729	$61,025	$(6,848)	$54,177

Definite lived intangible assets are amortized over their weighted average lives of 14 years for patents, 14 years for technology, and 11 years for customer-related intangibles. Intangible assets with indefinite lives are not subject to amortization.

Software consists of $1,298,000 relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Patents	$827	$621	$544
Technology	2,105	1,815	1,611
Software	91	—	—
Customer related	582	368	210

Total amortization	$3,605	$2,804	$2,365

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

December 31,
2009	$4,377
2010	4,355
2011	4,195
2012	4,195
2013	4,070
Thereafter	23,827

Total expected annual amortization expense	$45,019

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

7—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2008	2007
Compensation and related benefits	$4,809	$6,722
Accrued federal, state, and local taxes	1,806	3,437
Accrued professional fees	1,053	491
Warranty reserve	1,076	1,000
Other	3,151	1,712

Total	$11,895	$13,362

8—OTHER LIABILITIES

Other liabilities consist of (in thousands):

	December 31,
	2008	2007
FIN 48 liabilities	$3,921	$1,573
Deferred revenue	665	1,063

Total	$4,586	$2,636

9—RESERVE FOR PRODUCT WARRANTIES

We provide a warranty on all medical device products that is generally one year in length. We also sell extended service agreements on our medical device products. Service for domestic customers is provided by Company-owned service centers that perform all service, repair and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

We have accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where we do not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, the reserve is reduced.

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2008
Accrued warranty costs	$1,000	$75	$1,122	$(1,121)	$1,076

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

10—STOCKHOLDERS’ EQUITY

Common Stock

We have 120,000,000 shares of common stock authorized at a par value or $0.001 per share. In August 2006, we issued 2,645,000 shares of our common stock in a registered offering. We issued 885,500 shares of our common stock in a registered offering in April 2008 at an offering price of $18.27 per share, raising approximately $15.2 million, net of underwriting fees and other costs. In May 2008, we issued 4,600,000 shares of our common stock in a registered offering at an offering price of $19.50 per share, raising approximately $84.1 million, net of underwriting fees and other costs of the offering.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2008, no shares of preferred stock were issued and outstanding.

Stockholder Rights Plan

We adopted a Stockholder Rights Plan in September 2002 (the “Rights Plan”), as amended in October 2002, February 2003, March 2005, and September 2006. Pursuant to the Rights Plan, we declared a dividend of one Preferred Stock Purchase Right per share of common stock (the “Rights”) and each such Right has an exercise price of $23.00. The Rights become exercisable, unless redeemed by the Company, upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for our common stock or the acquisition of a specified percentage of the our common stock by a third party.

11—SHARE-BASED COMPENSATION

Share-Based Compensation Expense

We adopted SFAS 123R on January 1, 2006. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2008	2007	2006
Cost of revenue	$364	$175	$116
Marketing and sales	802	509	483
Research and development	377	108	111
General and administrative	1,732	1,331	695

Reduction in income before provision for income tax	3,275	2,123	1,405
Income tax effect using the current period effective tax rate	(1,204)	(826)	(631)

Decrease in net income	$2,071	$1,297

Increase in net loss			$774

Decrease in net income per share	$0.08	$0.06

Increase in net loss per share			$0.04

Shares used	26,557	22,815	19,548

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

As of December 31, 2008, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $6.8 million, which is expected to be recognized over a weighted average period of 2.5 years.

Stock Awards Plans

Our 2000 Stock Option Plan provided for the granting of incentive stock options to employees and non-statutory stock options to employees, directors and consultants. In March 2005 and June 2005, respectively, the Board of Directors and the stockholders of the Company approved the Amended and Restated 2000 Stock Awards Plan (the “Restated Plan”). The Restated Plan was amended to also allow for the grant of restricted stock awards, stock bonuses, stock appreciation rights and restricted stock units. As of December 31, 2008, there were 4,438,385 shares available for future awards under the Restated Plan.

Under the Restated Plan, incentive stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Restated Plan become exercisable as determined by the Board of Directors and expire no more than 10 years after the date of grant. Most options vest ratably over four years. We have not issued incentive stock options since 2005.

We also have adopted the 1991 Stock Option Plan (the “1991 Plan”) and the 2000 Supplemental Stock Option Plan (the “Supplemental Plan”), which provided for the granting of incentive stock options to employees and nonqualified stock options to employees and consultants. Options outstanding under the 1991 Plan and the Supplemental Plan generally were governed by the same terms as those under the 2000 Plan. Effective July 20, 2001, additional option grants under the 1991 Plan and the Supplemental Plan were discontinued and remaining authorized shares under such plans that were not subject to outstanding option grants were canceled. Options outstanding on July 20, 2001 remain outstanding pursuant to their original terms.

Our 2000 Director Stock Option Plan (the “Director Plan”) provides for an initial grant to new nonemployee directors of options to purchase 22,500 shares of common stock. Subsequent to the initial grants, each nonemployee director was granted options to purchase 7,500 shares of common stock at the next meeting of the Board of Directors following the annual meeting of stockholders, if on the date of the annual meeting the Director has served on the Board of Directors for six months. In June 2007, the Board of Directors amended the Director Plan to reduce the annual option grants awarded under the Director Plan from 7,500 shares to 5,000 shares. The amendment did not require stockholder approval. As of December 31, 2008, there were 561,142 shares available for future awards under the Director Plan.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Stock Option Activity

Stock option activity under our stock awards plans for the year ended December 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2006 (1,694,564 shares exercisable at a weighted average exercise price of $5.77 per share)	2,910,015	$7.11
Granted (weighted average fair value of $6.35 per share)	379,000	$16.11
Exercised	(290,889)	$5.34
Cancelled	(118,459)	$13.12

Outstanding, December 31, 2007 (2,039,847 shares exercisable at a weighted average exercise price of $6.53 per share)	2,879,667	$8.23
Granted (weighted average fair value of $6.81 per share)	416,000	$19.34
Exercised	(366,274)	$6.28
Cancelled	(53,321)	$14.33

Outstanding, December 31, 2008 (2,134,604 shares exercisable at a weighted average exercise price of $7.76 per share)	2,876,072	$9.97

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/08	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/08	Weighted Average Exercise Price
$ 1.50 – $ 4.07	583,859	$3.80	4.71	583,859	$3.80
$ 4.11 – $ 6.25	593,845	$5.04	4.13	593,845	$5.04
$ 6.39 – $10.03	524,901	$9.66	6.36	471,147	$9.62
$10.90 – $15.66	479,655	$12.09	4.06	295,507	$11.96
$15.68 – $18.74	350,437	$16.27	4.53	138,456	$16.18
$20.09 – $20.09	343,375	$20.09	5.44	51,790	$20.09

$ 1.50 – $20.09	2,876,072	$9.97	4.85	2,134,604	$7.76

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2008, 2007 and 2006, was $9.9 million, $3.2 million and $3.5 million, respectively.

As of December 31, 2008, there were: (a) 2,757,465 options vested and expected to vest with a weighted average exercise price of $9.65, an intrinsic value of $9.9 million, and a weighted average remaining contractual term of 4.84 years; and (b) 2,134,604 options exercisable with a weighted average exercise price of $7.76, an intrinsic value of $9.7 million, and a weighted average remaining contractual term of 4.80 years.

Cash received from option exercises for the years ended December 31, 2008 and 2007 was $2.3 million and $1.5 million, respectively.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Black-Scholes Inputs

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected life in years	4.2	5.1	5.2
Risk free interest rate	2.8%	4.3%	4.8%
Expected volatility	37%	35%	37%
Expected forfeiture rate	13.4%	14.9%	15.0%
Dividend yield	None	None	None

We have no history or expectation of paying dividends on our common stock. All options are treated as a single group in the determination of expected life, as we do not currently expect substantially different exercise or post-vesting termination behavior among our employee population. Prior to June 2006 we granted options that had a contractual term of 10 years. Subsequent to June 15, 2006, all options granted by the Company have a contractual life of six years. Through December 31, 2007 we used the simplified method allowed under Staff Accounting Bulletin No. 107 in determining the expected life of options. Beginning January 1, 2008 we adopted a method of determining the expected life of options based exclusively on historical share option exercise experience of our employees for options granted by the Company after June 15, 2006.

The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. Expected volatility is based exclusively on historical volatility data of our common stock.

Share-based compensation expense associated with options is based on awards ultimately expected to vest. At the time of an option grant, we estimate the expected future rate of forfeitures based on historical experience. These estimates are revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. If the actual forfeiture rate is lower than estimated we will record additional expense and if the actual forfeiture is higher than estimated we will record a recovery of prior expense.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Restricted Stock Activity

The following table summarizes the activity for restricted stock awards during the year ended December 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2006	66,334	$12.26
Forfeited	(10,000)	$14.74
Vested	(6,250)	$11.80
Granted	160,600	$15.99

Unvested at December 31, 2007	210,684	$15.00

Forfeited	(26,250)	$16.13
Vested	(38,416)	$13.06
Granted	193,500	$19.31

Unvested at December 31, 2008	339,518	$17.50

The fair market value of outstanding restricted stock awards at December 31, 2008 was $4.7 million. The weighted average remaining recognition period for unvested restricted stock awards and restricted stock units at December 31, 2008 was 2.9 years.

Employee Stock Purchase Plan

The 2000 Employee Stock Purchase Plan (the “ESPP”) was adopted effective upon the closing of our initial public offering. Under the ESPP, eligible employees can elect to have salary withholdings of up to 15% of the sum of their W-2 cash compensation and 401(k) contributions withheld during the offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2008, there were 4,362,061 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2008, 2007 and 2006, respectively, was $87,000, $77,000 and $68,000.

Cash received from purchases under the ESPP for the years ended December 31, 2008, 2007 and 2006, respectively, was approximately $548,000, $505,000 and $382,000.

12—RESTRUCTURING RESERVE

Xltek Integration

In December 2007, we initiated an integration plan related to the acquisition of Xltek (the “Xltek Plan”). The Xltek Plan resulted in an immediate reduction of 16 Xltek employees. Total employee severance costs related to these staff reductions were approximately $2.0 million, including costs related to change of control

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

provisions in the employment contracts of four executive officers of Xltek totaling $1.9 million. Severance payments to the four executive officers were paid out over a weighed average period of 13 months from the date of the acquisition.

The Xltek Plan has been accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. All costs associated with the Xltek Plan were recognized as a liability assumed as of the effective date of the acquisition. Substantially all of the costs associated with the Xltek Plan will result in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Xltek Plan (in thousands):

Severance and other employee-related costs
Balance at December 31, 2006	$—
Charges incurred	2,420
Payments made	(80)

Balance at December 31, 2007	2,340
Charges incurred	173
Payments made and translation adjustment	(1,966)

Balance at December 31, 2008	$547

The Company does not expect to incur any additional costs under the Xltek Plan and expects to complete all restructuring activities during 2009.

Integration and Restructuring Plan

In February 2008, we adopted an integration and restructuring plan that was designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, we centralized the research and development activities supporting each of our three main product families, as follows:

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

In addition, we eliminated redundancies in North American field sales and service personnel resulting from the acquisition of Xltek. Finally, we eliminated certain production resources in our continuing efforts to outsource assemblies to contract manufacturers. In addition to the termination of employees in some facilities, the plan provided for the hiring of new employees in other facilities to staff up the required functions.

These actions were phased in during the first nine months of 2008. We accrued severance costs under the plan in the amount of $333,000 ratably from the adoption of the plan through the date of separation of employment of individual employees. We account for restructuring costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

In addition to the above severance costs of approximately $333,000 that were accrued ratably pursuant to SFAS 146 and paid as of December 31, 2008, we have incurred other costs directly associated with the restructuring that do not qualify for accrual and reporting under SFAS 146. These costs were charged to expense as incurred and consisted primarily of stay bonuses paid to employees upon termination of their employment. We charged to expense $183,000 of such costs during the 12 months ended December 31, 2008.

13—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of, (in thousands).

	Years Ended December 31,
	2008	2007	2006
Investment income	$1,029	$726	$750
Interest expense	(735)	(235)	(589)
Foreign currency exchange gain (loss)	1,620	(629)	(22)
Other	228	239	86

Total other income (expense), net	$2,142	$101	$225

14—INCOME TAXES

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The components of our income tax expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current
U.S. Federal	$4,433	$2,154	$472
U.S. State and local	(142)	359	391
Non-U.S.	1,647	2,100	862

Total current tax expense	5,938	4,613	1,725

Deferred
U.S. Federal	1,430	1,530	2,209
U.S. State and local	294	180	312
Non-U.S.	2,490	(89)	(196)

Total deferred tax benefit	4,214	1,621	2,325

Total income tax expense	$10,152	$6,234	$4,050

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$3,899	$4,102
Credit carryforwards	2,591	4,921
Accruals deductible in different periods	14,183	12,057
Basis difference in fixed and intangible assets	620	1,285
Employee benefits	836	645

Total deferred tax assets	22,129	23,010
Valuation allowance	(4,355)	(9,347)

Total net deferred tax assets	$17,774	$13,663

Deferred tax liabilities:
Foreign earnings to be repatriated	$(369)	$(369)
Basis difference in fixed and intangible assets	(16,625)	(15,864)

Total deferred tax liabilities	(16,994)	(16,233)

Total net deferred tax assets (liabilities)	$780	$(2,570)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The amount of income tax recorded by us differs from the amount using the federal statutory rate of 35%, 35% and 34% for 2008, 2007 and 2006, respectively, as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Federal statutory tax expense	$9,669	$5,605	$1,093
State tax expense	502	539	567
Difference in US and foreign rates	(354)	59	(110)
Stock compensation expense on incentive stock options	138	145	296
Acquired in-process research and development	—	108	2,065
Valuation allowance	838	—	—
Other	(641)	(222)	139

Total expense	$10,152	$6,234	$4,050

At December 31, 2008 we had total U.S. federal net operating loss carryforwards of approximately $2.7 million, available to reduce future taxable income. The federal net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2019. Moreover, we had federal alternative minimum tax credits of $45,000.

At December 31, 2008, we had foreign net operating losses of $13.3 million and $2.6 million from Xltek and Deltamed, respectively. Xltek’s net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2013. In addition, Xltek has investment tax credits of $1.8 million which will expire in various amounts beginning in 2012.

In the table above, the tax effect of a non-deductible charge for acquired in-process research and development for the year ended December 31, 2006 of $2.1 million is reported as a discrete item. In our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2006, the tax effect of this item was reported as a component of Federal statutory tax expense.

The extent to which the federal operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $4.4 million and $9.3 million were recorded during the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, the Company released $7.1 million of valuation allowance relating to Xltek through goodwill because based on the weight of available positive and negative evidence, the deferred tax assets will more likely then not be realized.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2008 we recorded approximately $2.2 million of additional paid in capital related to exercises of non-qualified stock options by employees.

We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2008 because such earnings are intended to be reinvested indefinitely.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Uncertain Tax Positions

We adopted FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS 109, Accounting for Income Taxes, of a position taken in a tax return. Prior to adopting FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN 48 is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2008	$3,300
Additions for tax positions related to the current year	1,046
Lapse of statutes of limitations	(17)

Balance at December 31, 2008	$4,329

The unrecognized tax benefits of $4.3 million include $1.8 million of uncertain tax positions that would impact our effective tax rate if recognized.

At December 31, 2008, we had cumulatively accrued approximately $486,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $238,000 for the 12 months ended December 31, 2008.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our tax returns remain open to examination as follows: U.S. federal, 2004 through 2008; U.S. states, generally 2003 through 2008; significant foreign jurisdictions, generally 2005 through 2008.

15—EMPLOYEE BENEFIT PLAN

We have a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $467,400, $429,700 and $161,000, respectively, in the years ended December 31, 2008, 2007 and 2006. For new hires, employer contributions vest ratably over the first two years of employment.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

16—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors.

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue:
United States	$112,589	$78,900	$64,019
Foreign countries	49,242	39,474	25,896

	$161,831	$118,374	$89,915

Long-lived assets:
United States	$7,579	$7,547	$7,519
Foreign countries	6,423	6,957	378

	$14,002	$14,504	$7,897

Long-lived assets consist of property and equipment (net). During the years ended December 31, 2008, 2007 and 2006, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the years ended December 31, 2008, 2007 and 2006, respectively, revenue from devices and systems was $102.5 million, $73.2 million and $51.6 million, while revenue from supplies and services was $56.7 million, $43.5 million and $36.9 million, respectively.

17—ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in-process research and development (“IPR&D”) costs are accounted for pursuant to SFAS 141, Business Combinations, and FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Such costs typically relate to projects that have not yet reached technological feasibility and have significant risk of not being completed, and are deemed to have no alternative use. Accordingly, IPR&D costs are charged to expense as of the date of acquisition of the related asset and are reported as a separate component of operating expense.

Xltek

The Company recorded $300,000 of IPR&D in connection with the acquisition of Xltek, associated with new products under development in several product areas. Subsequent to the acquisition, these projects were placed on hold. The Company has not determined whether it will pursue development of the associated products.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Bio-logic

The Company recorded $5.9 million of IPR&D in connection with the acquisition of Bio-logic, associated with a development project for an ambulatory recorder/amplifier for the Bio-logic Ceegraph and Sleepscan systems. The project was completed during 2007 and we are now selling the Netlink Traveler device.

Olympic

The Company recorded $3.9 million of IPR&D expenses in connection with the acquisition of Olympic Medical, associated with the Cool-Cap system that required approval by the FDA through the premarket approval process. The development of the Cool-Cap had been ongoing for seven years at the time of the acquisition. The FDA approved the Cool-Cap in December 2006 and we are now selling the product.

18—DEBT AND CREDIT ARRANGEMENTS

Long-term borrowings are composed of the following (2008 and 2007 columns in thousands):

	December 31,
	2008	2007
Term loan $25.0 million, interest at LIBOR rate plus 1.75%, due November 28, 2010 with principle repayable in quarterly installments of $2.1 million	$—	$25,000
Revolving line of credit $13.0 million, interest at LIBOR rate plus 1.75%, with principle due on November 28, 2010	—	10,000
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $404,000 collateralized by a first lien on the land and building owned by Xltek	1,220	1,704
Term loan CAD $300,000, interest at cost of funds plus 2.5%, due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	68	112

Total long-term debt (including current portion)	1,288	36,816
Less: current portion of long-term debt	(206)	(18,554)

Total long-term debt	$1,082	$18,262

On September 2, 2008, we executed the Second Amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increases the borrowing limit of our Revolving Line of Credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets. As of December 31, 2008 there were no outstanding borrowings on the credit facility.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

19—COMMITMENTS AND CONTINGENCIES

Leases

We have entered into noncancelable operating leases for some of our facilities located in the U.S. and Europe through December 2016. Minimum lease payments under noncancelable operating leases as of December 31, 2008 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2009	$1,492
2010	1,435
2011	1,471
2012	1,084
2013	704
Thereafter	924

Total minimum lease payments	$7,110

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $1,805,000, $1,230,000 and $634,000 in 2008, 2007 and 2006, respectively.

Purchase Commitments

We had various firm purchase commitments for inventory totaling $12.0 million at December 31, 2008.

Indemnifications

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. The Company has determined that certain agreements, described below, fall within the scope of FIN 45.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2008.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

20—FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of 12/31/08	Fair Value Measurements as of 12/31/08 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank Money Market Investments	$45,905	—	$45,905	—
Forward Exchange Contracts	4,000	—	4,000	—

Total	$49,905	—	$49,905	—

	Fair Value as of 12/31/07	Fair Value Measurements as of 12/31/07 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank Money Market Investments	$11,916	—	$11,916	—
Forward Exchange Contracts	1,100	—	1,100	—

Total	$13,016	—	$13,016	—

In accordance with SFAS 157, Fair Value Measurements, Level 1 evaluations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and consist principally of commercial paper with a rating of A-1/A-1+. Level 3 valuations are based on inputs that are not unobservable and significant to the overall fair value measurement.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

1.1	Purchase Agreement dated as of April 4, 2008 between Natus Medical Incorporated and Roth Capital Partners, LLC	8-K	1.01	000-33001	04/04/2008

1.2	Underwriting Agreement dated as of May 22, 2008 between Natus Medical Incorporated and the several underwriters named on Schedule A to the Underwriting Agreement	8-K	1.01	000-33001	05/27/2008

2.1	Arrangement Agreement dated October 9, 2007, by and among Natus Medical Incorporated, Excel-Tech Ltd., and 4437713 Canada Inc.	8-K	10.1	00-33001	10/12/2007

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.2.1	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.7	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.8	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.9	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.9.1	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.10	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers

10.11	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.13	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

10.14	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, N.A.	8-K	10.1	000-33001	08/06/2008

10.15	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, N.A.	8-K	10.1	000-33001	09/05/2008

10.16	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, N.A.

10.17	Amended and Restated Security Agreement dated as of February 19, 2009 in favor of Wells Fargo Bank, N.A.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See page 54)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002