Form 10-Q
period 2009-03-31
NATUS MEDICAL INC
filed 2009-05-07
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 1, 2009 was 27,981,581.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$61,430	$56,915
Short-term investments	795	—
Accounts receivable, net of allowance for doubtful accounts of $1,606 and $1,126	30,747	36,242
Inventories	25,525	25,009
Prepaid expenses and other current assets	2,684	3,554
Deferred income tax	4,082	3,928

Total current assets	125,263	125,648
Property and equipment, net	14,090	14,002
Intangible assets	56,606	57,729
Goodwill	60,955	60,858
Other assets	—	385

Total assets	$256,914	$258,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,842	$7,375
Current portion of long-term debt	173	206
Accrued liabilities	8,923	11,895
Deferred revenue	3,821	3,836

Total current liabilities	19,759	23,312
Long-term liabilities
Other liabilities	4,534	4,586
Long-term debt	1,071	1,082
Deferred income tax	3,307	3,148

Total liabilities	28,671	32,128

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 27,963,019 in 2009 and 27,959,919 in 2008	246,299	245,476
Accumulated deficit	(4,555)	(5,342)
Accumulated other comprehensive loss	(13,501)	(13,640)

Total stockholders’ equity	228,243	226,494

Total liabilities and stockholders’ equity	$256,914	$258,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue	$33,357	$36,859
Cost of revenue	13,049	14,005

Gross profit	20,308	22,854

Operating expenses:
Marketing and selling	9,987	9,876
Research and development	3,714	3,827
General and administrative	5,504	4,856

Total operating expenses	19,205	18,559

Income from operations	1,103	4,295
Other income, net	126	1

Income before provision for income tax	1,229	4,296
Provision for income tax	442	1,669

Net income	$787	$2,627

Earnings per share:
Basic	$0.03	$0.12

Diluted	$0.03	$0.11

Weighted average shares used in the calculation of earnings per share:
Basic	27,606	21,742
Diluted	28,136	22,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$787	$2,627
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable reserves	664	145
Excess tax benefits on the exercise of options	—	(203)
Depreciation and amortization	2,486	1,468
Warranty reserve	218	121
Share-based compensation	818	721
Changes in operating assets and liabilities:
Accounts receivable	4,831	(1,036)
Inventories	(516)	(1,293)
Prepaid expenses and other assets	1,059	761
Accounts payable	(533)	(1,003)
Accrued liabilities and deferred revenue	(3,240)	(230)

Net cash provided by operating activities	6,574	2,078

Investing activities:
Acquisition of business, net of cash acquired	—	(67)
Purchases of property and equipment	(1,386)	(854)
Purchases of marketable securities	(795)	—
Capitalized software development costs	(174)	(479)

Net cash (used in) investing activities	(2,355)	(1,400)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	5	466
Excess tax benefits upon the exercise of options	—	203
Borrowings on credit facility	—	1,000
Payments on borrowings	(44)	(2,207)

Net cash (used in) financing activities	(39)	(538)

Exchange rate effect on cash and cash equivalents	335	544

Net increase in cash and cash equivalents	4,515	684
Cash and cash equivalents, beginning of period	56,915	11,916

Cash and cash equivalents, end of period	$61,430	$12,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$14	$545

Cash paid for income taxes	$226	$537

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$19	$422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except as updated below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$787	$2,627
Foreign currency translation adjustment	139	(1,696)

Comprehensive income	$926	$931

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$226,494	$115,718
Net income	787	2,627
Proceeds from stock option exercises and ESPP	5	466
Share-based compensation expense	818	721
Tax effect of option exercises	—	203
Foreign currency translation adjustment	139	(1,696)

Balance, end of period	$228,243	$118,039

Foreign Currency

Effective January 1, 2009, the Company’s Canadian subsidiary, Xltek changed its functional currency to the U.S. dollar. The change in functional currency reflects the fact that Xltek now conducts the majority of its business transactions in U.S. dollars and maintains a significant portion of its balance sheet in U.S. dollar denominated accounts.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”), FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS 115-2 and FSP FAS 124-2 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the potential impact, if any, of the application of FSP FAS 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in Statement of Financial Accounting Standards No. (“SFAS”) 141(R) to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (“FIN”) No. 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS No. 141(R), without significantly revising the guidance in SFAS No. 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS No. 141(R). This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of FAS 141(R)-1 on our consolidated financial position, results of operations and cash flows.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective upon issuance, including for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application are accounted for as a change in accounting estimate following the guidance in SFAS 154, Accounting Changes and Error Corrections. However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. We believe the impact of this pronouncement on our consolidated financial statements to be immaterial.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our financial statements.

In February 2008, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted SFAS 159 effective January 1, 2008 and have elected not to measure any financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS 141R (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business to be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period that impacts income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We adopted SFAS 141R at the beginning of fiscal 2009 and will change our accounting treatment for business combinations on a prospective basis.

In September 2007, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities. It does not require any new fair value measurements, but does require expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delayed, for one year, the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We have disclosed the fair value of our financial assets in Note 12. We are currently assessing the impact of adopting FAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

2 - Business Combinations, Goodwill, and Intangible Assets

NeuroCom

On October 2, 2008 we completed the acquisition of all of the outstanding shares of NeuroCom International, Inc. (“NeuroCom”) for $18.2 million including direct costs of the acquisition. NeuroCom, based in Clackamas, Oregon, develops and markets computerized systems for the assessment and rehabilitation of balance and mobility disorders. The acquisition added to our growth opportunities by broadening the product offerings in our neurology business.

Valuing certain components of the acquisition, including primarily inventory, deferred tax assets and liabilities, accrued warranty costs, and other accrued expenses, required us to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary.

Schwarzer Neurology

We acquired Schwarzer Neurology, a division of Schwarzer GmbH, on July 2, 2008 for EUR 4.5 million, or approximately $7.0 million including direct costs of the acquisition. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic disorders. The acquisition broadened our product offerings in the EEG market, allowing us to further leverage its international distribution organization.

Valuing certain components of the acquisition, including primarily inventory, accrued warranty costs, and other accrued expenses, required us to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary.

We are obligated to make additional payments pursuant to an earnout provision in the purchase agreement based on the achievement of certain revenue targets. The maximum potential future amount payable under this provision is EUR 900,000 or approximately $1.2 million if the maximum target sales are achieved during the period April 1, 2009 through September 30, 2009. To date, we have not recorded additional purchase consideration as a result of this provision.

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

Olympic

We acquired privately held Olympic Medical on October 16, 2006 for $16.9 million. To date we have recorded $1.5 million of additional purchase consideration pursuant to an earnout provision in the purchase agreement based on the achievement of certain revenue targets for sales of the Olympic Cool-Cap. At March 31, 2009 the maximum potential future amount payable under this provision, based on sales results from January 1, 2009 through December 31, 2009, is $1.5 million.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2009	$60,858
Purchase accounting adjustments	148
Adjustments associated with earnout provisions	19
Change in foreign currency exchange rates	(70)

Balance, March 31, 2009	$60,955

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.1 million and $851,000 for the three months ended March 31, 2009 and 2008, respectively.

Capitalized Software Development Costs

Pursuant to SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we capitalized $0 and $157,000 of software development costs during the three months ended March 31, 2009 and 2008, respectively.

Pursuant to SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalized $174,000 and $447,000 of software development costs during the three months ended March 31, 2009 and 2008, respectively.

We report capitalized software development costs as a component of intangible assets. Amortization of capitalized software development costs was $132,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

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

For the three months ended March 31, 2009 and 2008, common stock equivalents of 529,848 and 1,235,158 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three months ended March 31, 2009 and 2008, common stock equivalents of 1,620,307 and 345,297 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials and subassemblies	$13,538	$13,051
Finished goods	11,987	11,958

Total	$25,525	$25,009

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$3,480	$3,480
Building	4,766	4,766
Leasehold improvements	963	963
Office furniture and equipment	7,630	6,406
Computer software and hardware	4,771	4,609
Demonstration and loaned equipment	4,620	4,620

	26,230	24,844
Accumulated depreciation	(12,140)	(10,842)

Total	$14,090	$14,002

Depreciation and amortization expense of property and equipment was $1.3 million and $617,000 for the three months ended March 31, 2009 and 2008, respectively.

6 - Reserve for Product Warranties

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

We have accrued a warranty reserve, included in accrued liabilities on the accompanying condensed consolidated balance sheets, for the expected future costs of servicing products during the initial warranty period. Amounts are added to the reserve on a per-unit basis by reference to historical experience in honoring warranty obligations. On new products, where we do not have historical experience of the cost to honor warranties, additions to the reserve are based on a combination of factors including the standard cost of the product and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, the reserve is reduced.

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$1,076	$1,000
Warranty accrued for the period	238	121
Repairs for the period	(291)	(145)

Balance, end of period	$1,023	$976

7 - Share-Based Compensation

At March 31, 2009, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2009 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenue	$37	$87
Marketing and sales	206	231
Research and development	66	40
General and administrative	509	363

Total	$818	$721

As of March 31, 2009, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $3.2 million, which is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

Activity in our stock option plans during the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,876,072	$9.97
Granted	15,000	8.10
Exercised	(1,100)	4.35
Cancelled	(14,479)	14.85

Outstanding, end of period	2,875,493	9.94	4.62	$4,590

Exercisable, end of period	2,228,530	8.05	4.59	4,588

As of March 31, 2009, the grant date weighted average fair value of stock options granted in 2009 was $2.72 per share using the Black-Scholes option pricing model. The intrinsic value of options exercised during the three months ended March 31, 2009 was $4,000.

As of March 31, 2009, there were: (a) 2,804,529 options vested and expected to vest with a weighted average exercise price of $9.75, an intrinsic value of $4.6 million, and a weighted average remaining contractual term of 4.6 years.

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the three months ended March 31, 2009 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ ,000’s)
Unvested, beginning of period	339,518	$17.50
Granted	5,000	8.22
Vested	(1,550)	17.69
Forfeited	(3,000)	19.21

Unvested, end of period	339,968	17.34	$4,959

All of the shares awarded during the period were awarded to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the three months ended March 31, 2009 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	33,500
Awarded	—
Released	—
Forfeited	—

Outstanding, end of period	33,500	1.68	$277

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2009	2008
Investment income	$105	$138
Interest expense	(14)	(545)
Foreign currency exchange gain	14	411
Other	21	(3)

Total other income (expense), net	$126	$1

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $442,000 and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate was 36.0% and 38.9% for the three months ended March 31, 2009 and 2008, respectively. We expect that our effective tax rate for the full year 2009 will be approximately 38%.

Deferred Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance is not provided for the majority of our deferred tax assets, as we believe that it is more likely than not that those deferred tax assets will be fully realized.

Uncertain Tax Positions

We have cumulatively accrued approximately $537,000 for estimated interest and penalties related to uncertain tax positions at March 31, 2009. We recorded approximately $51,000 and $69,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three months ended March 31, 2009 and 2008, respectively.

Our tax returns remain open to examination as follows: U.S. federal, 2004 through 2008; U.S. states, generally 2003 through 2008; significant foreign jurisdictions, generally 2005 through 2008.

10 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2009 and 2008 columns in thousands):

	March 31, 2009	December 31, 2008
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$1,181	$1,220
Term loan CAD $300,000, interest at cost of funds plus 2.5% due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	63	68

Total long-term debt (including current portion)	1,244	1,288

Less: current portion of long-term debt	(173)	(206)

Total long-term debt	$1,071	$1,082

On September 2, 2008, we executed a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increases the borrowing limit of our revolving line of credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets. As of March 31, 2009 there were no outstanding borrowings on the credit facility.

11 - Segment, Customer and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end-users or sub-distributors.

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
United States	$22,978	$24,740
Foreign countries	10,379	12,119

Totals	$33,357	$36,859

	March 31, 2009	December 31, 2008
Long-lived assets:
United States	$7,263	$7,579
Foreign countries	6,827	6,423

Totals	$14,090	$14,002

Long-lived assets consist principally of property and equipment (net). During the three months ended March 31, 2009 and 2008, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three months ended March 31, 2009 and 2008, respectively, revenue from devices and systems was $19.9 and $22.9 million, while revenue from supplies and services was $13.3 and $13.2 million, respectively.

12 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of	Fair Value Measurements as of 03/31/09 Using Fair Value Hierarchy
	03/31/09	Level 1	Level 2	Level 3
Bank Money Market Investments	$46,998	—	$46,998	—
Guaranteed Investment Certificate	795	—	795	—

Total	$47,793	—	$47,793	—

	Fair Value as of	Fair Value Measurements as of 12/31/08 Using Fair Value Hierarchy
	12/31/08	Level 1	Level 2	Level 3
Bank Money Market Investments	$45,905	—	$45,905	—
Embedded Derivatives, net	(122)	—	(122)	—

Total	$45,783	—	$45,783	—

In accordance with SFAS 157, Fair Value Measurements, Level 1 evaluations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 evaluations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and are classified as Level 2 assets. Level 3 evaluations are based on assets and liabilities for which there are no observable inputs that are significant to the overall fair value measurement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master® , Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, EquiTest®, Fischer-Zoth® , Flexicoupler®, MASTER®, Navigator®, neoBLUE®, NeuroWorks®, Oxydome®, Sleepscan®, Smart Scale®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Neuromax® and Sleeprite® are registered trademarks of Excel Tech Ltd. Xltek™ is a non-registered trademark of Excel Tech Ltd.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2008 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2009 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2009;

•

Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require significant estimates, assumptions, and judgments;

•	Results of Operations. An analysis of our results of operations for the periods presented in the financial statements;

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

Business

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatalogy, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007 and Sonamed Corporation, Schwarzer Neurology, a division of Schwarzer GmbH, and NeuroCom International, Inc. in 2008.

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2008:

•	Hearing – Includes products for newborn hearing screening and diagnostic hearing assessment.

•

Monitoring Systems for Neurology – Includes products for diagnostic electroencephalography (“EEG”), diagnostic sleep analysis (“PSG”), electromyography (“EMG”), intra-operative monitoring (“IOM”), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care – Includes products for the treatment of brain injury and jaundice in newborns.

Segment and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders and balance and mobility disorders.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end-users or sub-distributors.

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 11– Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2008. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Devices and Systems	58%	62%
Supplies and Services	40%	36%
Other	2%	2%

Total	100%	100%

During the three months ended March 31, 2009 and 2008, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2009 First Quarter Overview

Our revenue decreased 9.5% to $33.4 million in the first quarter ended March 31, 2009, compared to $36.9 million reported in the comparable quarter of the previous year. Net income decreased 70% to $787,000, or $0.03 per diluted share, for the first quarter of 2009, compared with net income of $2.6 million, or $0.11 per diluted share, for the first quarter of 2008.

The severe worldwide economic downturn that started to impact our business in December 2008 continued to influence our results for the first quarter of 2009. In the quarter, hospitals in the United States reduced expenditures on capital equipment. This impacted sales of all the Company’s product lines except the ALGO newborn hearing screening products. We also saw a reduction in capital equipment spending outside the United States. Revenue from our neurology, balance and mobility, hearing diagnostic, and newborn care equipment products were all down by at least 15% year over year. We believe this trend will continue through the remainder of the year, but we believe the reduction in capital equipment purchases has stabilized and will not further deteriorate.

Application of Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In so doing, we must often make estimates and use assumptions that can be subjective, and, consequently, our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, or judgments could have a material affect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Inventory is carried at the lower of cost or market value

•	Carrying value of intangible assets and goodwill

•	Liability for product warranties

•	Share-based compensation

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2008, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2009.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2009	2008
Revenue	100.0%	100.0%
Cost of revenue	39.1	38.0

Gross profit	60.9	62.0

Operating expenses:
Marketing and selling	30.0	26.8
Research and development	11.1	10.4
General and administrative	16.5	13.2

Total operating expenses	57.6	50.4

Income from operations	3.3	11.6
Other income, net	0.4	—

Income before provision for income tax	3.7	11.6
Provision for income tax	1.3	4.5

Net income	2.4%	7.1%

Three Months Ended March 31, 2009 and 2008

Certain reclassifications have been made to the prior period classification of revenue as devices and systems or supplies and services to conform to the current presentation.

We acquired Sonamed in May 2008, Schwarzer Neurology in July 2008 and NeuroCom in October 2008. Where significant, we have noted the impact of these acquisitions on our results of operations for the three months ended March 31, 2009, as compared to the same period in 2008.

Revenue decreased $3.5 million, or 9.5%, for the three month period ended March 31, 2009 from the comparable 2008 period. The decrease was due primarily to lower capital equipment sales across all of our product lines. We believe that these lower sales resulted from weakness in demand due to the current economic recession and not a loss of market share. Schwarzer Neurology and NeuroCom contributed to $3.0 million of revenue offset by a $4.9 million decrease in capital equipment revenue and a $900,000 decrease in newborn care and neurology supplies revenue.

Device and systems revenue decreased $3.4 million, or 15.1%, to $19.5 million in the three months ended March 31, 2009, compared to $22.9 million in the same period in 2008. Schwarzer Neurology and NeuroCom contributed to $2.6 million of revenue from devices and systems offset by a $3.2 million decrease in revenue from other neurology products, a $2.3 million decrease in revenue from hearing products, and a $635,000 decrease in revenue from newborn care products. Revenue from devices and systems was 58% of consolidated revenue in the three months ended March 31, 2009 compared to 62% of consolidated revenue for the first quarter of 2008.

Supplies and services revenue increased $61,000, or 0.5%, to $13.3 million in the first quarter of 2009 compared to $13.2 million in the first quarter of 2008. Revenue from hearing screening supplies increased by $841,000, which was primarily offset by a decrease in revenue from neurology supplies. Revenue from services increased $81,000 to $2.2 million in the 2009 period. Revenue from supplies and services was 40% of consolidated revenue in the three months ended March 31, 2009 compared to 36% of consolidated revenue for the first quarter of 2008.

Revenue from sales outside the U.S. decreased $1.7 million, or 14.4%, to $10.4 million in the first quarter of 2009 compared to $12.1 million for the same period in 2008. Schwarzer Neurology and NeuroCom contributed to $1.5 million of international revenue. A $540,000 increase in international supplies and service revenue was offset by a $2.0 million decrease in international device and systems sales reflecting weakness in capital equipment demand in international markets.

Gross profit as a percentage of revenue was 60.9% for the three months ended March 31, 2009 compared to 62.0% for the respective period in 2008. The lower margin earned on products of Schwarzer Neurology, which we acquired at the beginning of the third quarter of 2008, and increased materials costs as a percentage of revenue reduced consolidated gross profit for the 2009 period as compared to the same period in 2008. Cost of revenue decreased $956,000, or 6.8%, to $13.0 million in the three months ended March 31, 2009, from $14.0 million in 2008, reflecting reduced sales in the 2009 period. Gross profit decreased $2.6 million, or 11.1%, to $20.3 million in 2009 from $22.9 million in 2008.

Total operating costs increased by $646,000 or 3.5%, to $19.2 million in the three months ended March 31, 2009, compared to $18.6 million in the same period in 2008. Excluding the operating costs of Schwarzer Neurology and NeuroCom, which were $2.1 million, total operating costs were approximately 10% lower, or $1.5 million, in the first quarter of 2009 compared to the same period in 2008. The reduction in operating expenses exclusive of Schwarzer Neurology and Neurocom reflect the impact of our 2008 restructuring plan and the implementation of tighter cost controls.

Marketing and selling expenses increased $111,000, or 1.1%, to $10.0 million in the three months ended March 31, 2009 compared to $9.9 million in the same period in 2008. The operations of Schwarzer Neurology and NeuroCom contributed $1.3 million of costs, which were offset by reductions in commission payments to sales personnel and distributors, personnel costs resulting from headcount reductions, and travel and outside service costs.

Research and development expenses decreased $113,000, or 3.0%, to $3.7 million for in the three months ended March 31, 2009 compared to $3.8 million in the same period of 2008. The operations of Schwarzer Neurology and NeuroCom contributed $369,000 of research and development expenses, which were offset by a reduction in salary and associated compensation costs resulting from restructuring activities completed in 2008. Research and development expenses as a percent of total revenue increased from 10.4% in the three months ended March 31, 2008 to 11.2% for the three months ended March 31, 2009 due to lower sales volume.

General and administrative expenses increased $648,000, or 13.3%, to $5.5 million in the three months ended March 31, 2009 compared to $4.9 million in the same period in 2008. The operations of Schwarzer Neurology and NeuroCom contributed $406,000 of general and administrative expenses, coupled with higher payroll, insurance and outside accounting costs.

We adopted an integration and restructuring plan in February 2008 that was designed to reduce redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions were phased in during the first nine months of 2008. Costs under the plan, which were primarily for severance benefits, stay bonuses, and duplicative salaries, totaled approximately $700,000. These expenses were incurred approximately ratably from the time employees were notified of the plan through their targeted separation-of-employment date. The plan is expected to result in annual operating cost reductions of approximately $2.4 million in 2009 and beyond. Pursuant to the plan, we accrued $96,000 of employee termination benefits in the three months ended March 31, 2008. We had no similar costs in the respective period in 2009.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $126,000 in the three months ended March 31, 2009, compared to $1,000 in the same period in 2008 due primarily to interest income in 2009 as compared with investment income and net currency gains offset by interest expense in the first quarter of 2008.

We recorded income tax expense of $442,000 in the three months ended March 31, 2009, compared to $1.7 million in the same period in 2008. Our effective tax rate in the first quarter of 2009 was 36.0% compared to an effective rate of 38.9% in the first quarter of 2008. The lower effective tax rate in 2009 was primarily attributable to discrete tax adjustments as we expect that our effective tax rate for the full-year 2009 will be approximately 38%.

Effective January 1, 2009, the Company’s Canadian subsidiary, Xltek changed its functional currency to the U.S. dollar. The change in functional currency reflects the fact that Xltek now conducts the majority of its business transactions in U.S. dollars and maintains a significant portion of its balance sheet in U.S. dollar denominated accounts.

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

As of March 31, 2009, we had cash and cash equivalents of $61.4 million, short-term investments of $795,000, stockholders’ equity of $228.2 million, and working capital of $105.5 million, compared with cash and cash equivalents of $56.9 million, stockholders’ equity of $226.5 million, and working capital of $102.3 million as of December 31, 2008.

We believe that our current cash, cash equivalents, and short-term balances, including cash generated from operations, will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed three acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

On September 2, 2008, we executed a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increases the borrowing limit of our revolving line of credit to $25 million and makes other changes to the terms of the credit facility. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets.

Cash provided by operations increased by $4.5 million for the three months ended March 31, 2009 to $6.6 million, compared to $2.1 million for the same period in 2008. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $5.0 million in the 2009 period, compared to $4.9 million in 2008. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $1.6 million in 2009 compared with a cash outflow of $2.8 million in 2008.

Cash used in investing activities was $2.4 million for the three months ended March 31, 2009 compared to $1.4 million for the same period in 2008. We recorded $174,000 of internal use software development costs in 2009, compared to $479,000 in the same period of 2008.

Cash used in financing activities was $39,000 during the three months ended March 31, 2009, compared to $538,000 in the same period in 2008. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $5,000 and $466,000 in the three months ended March 31, 2009 and 2008, respectively. We also realized an excess tax benefit of $203,000 on the exercise of employee stock options for the three months ended March 31, 2008 that was recorded as an increase to stockholders’ equity, with no comparable tax benefit in the first quarter of 2009. During the three months ended March 31, 2008, we increased our borrowings under our credit facility by $1.0 million and made payments on our long-term debt in the amount of $2.2 million resulting in a net cash outflow of $1.2 million for the three months ended March 31, 2008, compared with payments of $44,000 for the three months ended March 31, 2009.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There have been no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our effective tax rate for 2009, our expectation that the reduction in capital equipment purchases has stabilized and will not further deteriorate, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, and our intent to acquire additional technologies, products, or businesses

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in Part II, Item 1A of this report for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S., Canada, and Europe and sell those products primarily in the U.S., Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. dollars and Euros, and with the acquisition of Xltek in November 2007, a small portion of our sales are now denominated in Canadian dollars. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2009. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease 10% in market interest rates would not result in a material decrease in interest income earned on investments held at March 31, 2009.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2009, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2009. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our chief executive officer and chief financial officer determined that as of March 31, 2009 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management reviews these matters if and when they arise and believes that the resolution of any of these matters will not have a significant adverse effect on our financial condition.

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products have recently become more negative and global financial markets have experienced significant volatility and declines in recent months. These conditions stem from slower economic activity, adverse credit conditions, and numerous other factors, and we are unable to foresee when, or if, these factors might return to more normal levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. These conditions began to adversely affect our operating results in December 2008 and had a more significant impact in the first quarter of 2009 and could continue to result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition. In addition, these factors have caused us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business

A majority of customers for our products are hospitals, physician offices, and clinics. Many factors, including public policy spending provisions, available resources, and economic cycles have a significant effect on the capital spending policies of these entities and the amount that they can spend on our products. If one or more of these factors limit the capital spending of our customers, they will be less likely to purchase new equipment from us or to upgrade to any of our newer equipment products. We believe that the recent lack of liquidity in credit markets, increasing unemployment, and additional effects of the uncertainty in economic conditions worldwide, have had an adverse effect on the spending patterns of our customers and may continue to have such an effect in future periods. This, in turn, can have a significant adverse effect on our operating results and financial position.

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. We test our intangible assets, including goodwill, in the fourth quarter of each year, but we may test more frequently if there is a change in circumstances that indicates that the carrying value of these assets may be impaired. Any future determination that these assets are carried at greater than their fair value could result in substantial impairment charges, which could significantly impact our operating results.

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

•	Impact of adverse conditions including possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased health care spending by foreign governments that would reduce international demand for our products;

•	Continued strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because most of our international sales are denominated in U.S. dollars;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business.

In particular, our international sales could be adversely affected by a strengthening of the U.S. dollar relative to other foreign currencies, which makes our products more costly to international customers to whom sales are denominated in U.S. dollars.

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations

While substantially all of the sales contracts of Natus Medical Incorporated and our North American subsidiaries provide for payment in U.S. dollars, substantially all of the revenue and expenses of our subsidiaries outside of North America are denominated in the local currency. To date we have executed only limited foreign currency contracts to hedge these currency risks. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

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

ITEM 6.	Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association	10-K	10.16	000-33001	03/10/2009

10.02	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank National Association	10-K	10.17	000-33001	03/10/2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 7, 2009	By:	/S/ JAMES B. HAWKINS
James B. Hawkins, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2009	By:	/S/ STEVEN J. MURPHY
Steven J. Murphy, Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association	10-K	10.16	000-33001	03/10/2009

10.02	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank National Association	10-K	10.17	000-33001	03/10/2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002