Form 10-Q
period 2009-06-30
NATUS MEDICAL INC
filed 2009-08-07
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 31, 2009 was 28,351,841.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$67,683	$56,915
Short-term investments	866	—
Accounts receivable, net of allowance for doubtful accounts of $1,903 in 2009 and $1,126 in 2008	34,019	36,242
Inventories	24,021	25,009
Prepaid expenses and other current assets	3,179	3,554
Deferred income tax	4,082	3,928

Total current assets	133,850	125,648

Property and equipment, net	13,990	14,002
Intangible assets	55,762	57,729
Goodwill	60,995	60,858
Other assets	—	385

Total assets	$264,597	$258,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,357	$7,375
Current portion of long-term debt	178	206
Accrued liabilities	12,282	11,895
Deferred revenue	3,478	3,836

Total current liabilities	23,295	23,312
Long-term liabilities:
Long-term debt	1,021	1,082
Other liabilities	4,354	4,586
Deferred income tax	3,308	3,148

Total liabilities	31,978	32,128

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 28,323,029 in 2009 and 27,959,919 in 2008	247,675	245,476
Accumulated deficit	(2,219)	(5,342)
Accumulated other comprehensive loss	(12,837)	(13,640)

Total stockholders’ equity	232,619	226,494

Total liabilities and stockholders’ equity	$264,597	$258,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$37,263	$39,862	$70,620	$76,721
Cost of revenue	14,370	15,374	27,419	29,379

Gross profit	22,893	24,488	43,201	47,342

Operating expenses:
Marketing and selling	10,251	9,180	20,238	19,056
Research and development	3,950	4,068	7,664	7,895
General and administrative	5,270	5,440	10,774	10,296

Total operating expenses	19,471	18,688	38,676	37,247

Income from operations	3,422	5,800	4,525	10,095
Other income, net	387	386	513	386

Income before provision for income tax	3,809	6,186	5,038	10,481
Provision for income tax	1,473	2,419	1,915	4,087

Net income	$2,336	$3,767	$3,123	$6,394

Earnings per share:

Basic	$0.08	$0.16	$0.11	$0.28

Diluted	$0.08	$0.15	$0.11	$0.26

Weighted average shares used in the calculation of earnings per share:
Basic	27,644	24,248	27,625	23,000
Diluted	28,276	25,514	28,208	24,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$3,123	$6,394
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable reserves	1,331	306
Excess tax benefits on the exercise of options	(12)	(702)
Depreciation and amortization	4,440	2,971
Warranty reserves	639	250
Loss on disposal of property and equipment	—	46
Share-based compensation	1,773	1,423
Changes in operating assets and liabilities:
Accounts receivable	893	(1,247)
Inventories	987	(1,331)
Prepaid expenses and other assets	564	409
Accounts payable	6	(1,051)
Accrued liabilities and deferred revenue	163	(2,457)

Net cash provided by operating activities	13,907	5,011

Investing activities:
Cash paid for business acquisitions and earnout obligations, net of cash acquired	(998)	(6,764)
Purchases of property and equipment	(2,080)	(1,757)
Capitalized software development costs	(377)	(738)
Purchases of marketable securities	(866)	(11,013)

Net cash used in investing activities	(4,321)	(20,272)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	99,470
Proceeds from stock option exercises and ESPP purchases	414	1,542
Excess tax benefits upon the exercise of options	12	702
Borrowings on credit facility	—	6,000
Payments on borrowings	(89)	(39,022)

Net cash provided by financing activities	337	68,692

Exchange rate effect on cash and cash equivalents	845	349

Net increase in cash and cash equivalents	10,768	53,780
Cash and cash equivalents, beginning of period	56,915	11,916

Cash and cash equivalents, end of period	$67,683	$65,696

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$955

Cash paid for income taxes	$129	$3,077

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$19	$772

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,336	$3,767	$3,123	$6,394
Foreign currency translation adjustment	665	92	803	(1,604)
Unrealized loss on available for sale securities	—	(1)	—	(1)

Comprehensive income	$3,001	$3,858	$3,926	$4,789

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$228,243	$118,039	$226,494	$115,718
Net income	2,336	3,767	3,123	6,394
Proceeds from stock option exercises and ESPP	408	1,075	414	1,542
Proceeds from issuance of common stock	—	99,470	—	99,470
Share-based compensation expense	955	702	1,773	1,423
Tax effect of option exercises	12	500	12	702
Foreign currency translation adjustment	665	91	803	(1,605)

Balance, end of period	$232,619	$223,644	$232,619	$223,644

Foreign Currency

Effective January 1, 2009, the Company’s Canadian subsidiary, Xltek changed its functional currency to the U.S. dollar. The change in functional currency reflects the fact that Xltek now conducts the majority of its business transactions in U.S. dollars and maintains a significant portion of its balance sheet in U.S. dollar denominated accounts.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for our September 30, 2009 condensed consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued of SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As of this date we have adopted SFAS 165 and have evaluated subsequent events through the date of this filing.

In April 2009, the FASB issued Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. See Note 12.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the guidance in SFAS 141R to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (“FIN”) 14, Reasonable Estimation of the Amount of a Loss. Further, this FSP eliminated the specific subsequent accounting guidance for contingent assets and liabilities from SFAS 141R, without significantly revising the guidance in SFAS 141. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value in accordance with SFAS 141R. This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141R-1 did not have any substantive impact on our condensed consolidated financial statements or related footnotes.

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

We are obligated to make additional payments pursuant to an earnout provision in the purchase agreement based on the achievement of certain revenue targets. The maximum potential future amount payable under this provision is EUR 450,000 or approximately $630,000 if the maximum target sales are achieved during the period July 1, 2009 through September 30, 2009. To date, we have not recorded additional purchase consideration as a result of this provision.

Sonamed

We acquired Sonamed Corporation (“Sonamed”) on May 27, 2008, for $9.0 million including direct costs of the acquisition. In June 2008 we transitioned substantially all of the operations of Sonamed to our Bio-logic facility in Mundelein, Illinois. The acquisition expanded our product offerings in newborn hearing screening.

Olympic

We acquired privately held Olympic Medical on October 16, 2006 for $16.9 million. To date we have recorded $1.5 million of additional purchase consideration pursuant to an earnout provision in the purchase agreement based on the achievement of certain revenue targets for sales of the Olympic Cool-Cap. At June 30, 2009 the maximum potential future amount payable under this provision, based on sales results from January 1, 2009 through December 31, 2009, is $1.5 million.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2009	$60,858
Purchase accounting adjustments	152
Adjustments associated with earnout provisions	19
Change in foreign currency exchange rates	(34)

Balance, June 30, 2009	$60,995

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $998,000 and $2.0 million for the three and six months ended June 30, 2009, respectively, and $919,000 and $1.8 million for the three and six months ended June 30, 2008, respectively.

Capitalized Software Development Costs

Pursuant to SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we had no capitalized costs during the three and six months ended June 30, 2009, and $134,000 during the three and six months ended June 30, 2008, respectively.

Pursuant to FASB Statement of Position No (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalized software development costs of $169,000 and $343,000 during the three and six months ended June 30, 2009, respectively, and $400,000 and $786,000 during the three and six months ended June 30, 2008, respectively.

We report capitalized software development costs as a component of intangible assets. Amortization of capitalized software development costs was $120,000 and $252,000 during the three and six months ended June 30, 2009, respectively, with no amortization in the 2008 respective periods.

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

For the three and six months ended June 30, 2009, common stock equivalents of 631,443 and 582,538 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and six months ended June 30, 2009, common stock equivalents of 1,972,024 and 1,671,547 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three and six months ended June 30, 2008, common stock equivalents of 1,266,090 and 1,253,111 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and six months ended June 30, 2008, common stock equivalents of 178,398 and 378,936 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials and subassemblies	$13,268	$13,051
Finished goods	10,753	11,958

Total	$24,021	$25,009

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Land	$3,480	$3,480
Building	4,766	4,766
Leasehold improvements	963	963
Office furniture and equipment	8,243	6,406
Computer software and hardware	4,852	4,609
Demonstration and loaned equipment	4,620	4,620

	26,924	24,844
Accumulated depreciation	(12,934)	(10,842)

Total	$13,990	$14,002

Depreciation and amortization expense of property and equipment was $792,000 and $2.1 million for the three and six months ended June 30, 2009, respectively, and was $583,000 and $1.2 million for the three and six months ended June 30, 2008, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$1,023	$976	$1,076	$1,000
Warranty accrued for the period	401	129	639	250
Repairs for the period	(396)	(167)	(687)	(312)

Balance, end of period	$1,028	$938	$1,028	$938

7 - Share-Based Compensation

At June 30, 2009, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2009 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue	$50	$80	$91	$167
Marketing and sales	222	165	413	329
Research and development	37	66	72	171
General and administrative	646	391	1,197	756

Total	$955	$702	$1,773	$1,423

As of June 30, 2009, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $13.3 million, which is expected to be recognized over a weighted average period of 3.2 years.

Stock Options

Activity in our stock option plans during the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	2,876,072	$9.97
Granted	668,600	$10.67
Exercised	(2,275)	$6.56
Cancelled	(22,479)	$15.97

Outstanding, end of period	3,519,918	$10.07	4.67	$9,701

Exercisable, end of period	2,325,949	$8.32	4.36	$9,194

As of June 30, 2009, the grant date weighted average fair value of stock options granted in 2009 was $3.65 per share using the Black-Scholes option pricing model. The intrinsic value of options exercised during the six months ended June 30, 2009 was $11,056.

As of June 30, 2009, there were: (a) 3,315,707 options vested and expected to vest with a weighted average exercise price of $9.91, an intrinsic value of $9.6 million, and a weighted average remaining contractual term of 4.61 years.

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the six months ended June 30, 2009 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ ,000’s)
Unvested, beginning of period	337,518	$17.52
Granted	312,700	$10.69
Vested	(16,550)	$19.86
Forfeited	(7,000)	$18.52

Unvested, end of period	626,668	$14.04	$8,239

Of the shares awarded, 270,200 were awarded to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date, and 42,500 shares were granted to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the six months ended June 30, 2009 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ ,000’s)
Outstanding, beginning of period	35,500
Awarded	49,100
Released	—
Forfeited	—

Outstanding, end of period	84,600	2.29	$966

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income	$73	$229	$178	$367
Interest expense	(99)	(241)	(113)	(786)
Foreign currency exchange gain (loss)	(38)	214	(24)	625
Other	451	184	472	180

Total other income (expense), net	$387	$386	$513	$386

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $1.5 million and $1.9 million for the three and six months ended June 30, 2009, respectively. Our effective tax rate was 38.7% and 38.0% for the three and six months ended June 30, 2009, respectively.

We recorded a provision for income tax of $2.4 million and $4.1 million for the three and six months ended June 30, 2008, respectively. Our effective tax rate was 39.1% and 39.0% for the three and six months ended June 30, 2008, respectively.

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

Uncertain Tax Positions

We have cumulatively accrued approximately $588,000 for estimated interest and penalties related to uncertain tax positions at June 30, 2009. We recorded approximately $51,000 and $102,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and six months ended June 30, 2009, respectively and $69,000 and $138,000 during the three and six months ended June 30, 2008, respectively.

Our tax returns remain open to examination as follows: U.S. federal, 2004 through 2008; U.S. states, generally 2003 through 2008; significant foreign jurisdictions, generally 2005 through 2008.

10 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2009 and 2008 columns in thousands):

	June 30, 2009	December 31, 2008
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$1,141	$1,220
Term loan CAD $300,000, interest at cost of funds plus 2.5% due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	58	68

Total long-term debt (including current portion)	1,199	1,288
Less: current portion of long-term debt	(178)	(206)

Total long-term debt	$1,021	$1,082

On September 2, 2008, we executed a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increased the borrowing limit of our revolving line of credit to $25 million and made other changes to the terms of the credit facility. Additional revisions to the credit facility were executed in February 2009 and June 2009. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets. As of June 30, 2009 there were no outstanding borrowings on the credit facility.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
United States	$25,709	$28,687	$48,687	$53,427
Foreign countries	11,554	11,175	21,933	23,294

Totals	$37,263	$39,862	$70,620	$76,721

	June 30, 2009	December 31, 2008
Long-lived assets:
United States	$7,236	$7,579
Foreign countries	6,754	6,423

Totals	$13,990	$14,002

Long-lived assets consist principally of property and equipment (net). During the three and six months ended June 30, 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and six months ended June 30, 2009, respectively, revenue from devices and systems was $20.7 million and $39.8 million, respectively, while revenue from supplies and services was $15.8 million and $29.4 million, respectively.

12 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of June 30, 2009	Fair Value Measurements as of June 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$48,437	—	$48,437	—
Guaranteed investment certificate	866	—	866	—

Total	$49,303	—	$49,303	—

	Fair Value as of December 31, 2008	Fair Value Measurements as of December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$45,905	—	$45,905	—
Embedded derivatives, net	(122)	—	(122)	—

Total	$45,783	—	$45,783	—

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

13 - Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through August 7, 2009, which represents the date these financial statements are being filed with the SEC. Except as noted below there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Acquisition of Hawaii Medical, LLC

On July 2, 2009, we acquired Hawaii Medical, LLC for a cash price of $2.9 million, with the potential for additional consideration depending upon the achievement of certain revenue targets. Hawaii Medical, which manufactures and markets single-use disposable products sold into the nursery and neonatal intensive care unit (“NICU”) in hospitals, reported revenue of approximately $3.2 million in the 12 months ended June 30, 2009, selling substantially all of their products through a single national distributor in North America. We expect to transition those sales to our existing newborn-care direct sales force during the third quarter of 2009 and to launch these products internationally in the fourth quarter.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, EquiTest®, Fischer-Zoth®, Flexicoupler®, MASTER®, Navigator®, neoBLUE®, NeuroWorks®, Oxydome®, Sleepscan®, Smart Scale®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus. Solutions for Newborn CareSM is a non-registered service mark of Natus. Xltek®, Neuromax® and Sleeprite® are registered trademarks of Excel Tech Ltd.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2008 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2009 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2009;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007, Sonamed Corporation, Schwarzer Neurology, a division of Schwarzer GmbH, and Neurocom International, Inc. in 2008 and Hawaii Medical in July 2009.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2008. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Devices and Systems	56%	60%	56%	61%
Supplies and Services	42%	38%	42%	37%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and six months ended June 30, 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2009 Second Quarter Overview

Our revenue decreased 7% to $37.3 million in the second quarter ended June 30, 2009, compared to $39.9 million reported in the comparable quarter of the previous year. Net income decreased 38% to $2.3 million, or $0.08 per diluted share, for the second quarter of 2009, compared with net income of $3.8 million, or $0.15 per diluted share, for the second quarter of 2008.

The severe worldwide economic downturn that started to impact our business in December 2008 continued to influence our results for the second quarter of 2009. In the quarter, hospitals in the United States reduced expenditures on capital equipment, but the decrease was smaller than the first quarter of 2009. This impacted sales of all the Company’s product lines except our newborn care products. We saw a small increase in capital equipment spending outside the United States. Revenue from our neurology, balance and mobility, hearing diagnostic, and newborn hearing equipment products were all down by at least 14% year over year. We believe this trend will continue through the remainder of the year, but we believe the reduction in capital equipment purchases has stabilized.

Subsequent Event

On July 2, 2009, we acquired Hawaii Medical LLC for a cash price of $2.9 million, with the potential for additional consideration depending upon the achievement of certain revenue targets. Hawaii Medical, which manufactures and markets single-use disposable products sold into the nursery and neonatal intensive care unit (“NICU”) in hospitals, reported revenue of approximately $3.2 million in the twelve months ended June 30, 2009, selling substantially all of their products through a single national distributor in North America. We expect to transition those sales to our existing newborn-care direct sales force during the third quarter of 2009 and launch these products internationally in the fourth quarter.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2008, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and six months ended June 30, 2009.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.6	38.6	38.8	38.3

Gross profit	61.4	61.4	61.2	61.7

Operating expenses:
Marketing and selling	27.5	23.0	28.7	24.9
Research and development	10.6	10.2	10.9	10.3
General and administrative	14.1	13.6	15.3	13.4

Total operating expenses	52.2	46.8	54.9	48.6

Income from operations	9.2	14.6	6.3	13.1

Other income, net	1.0	1.0	0.8	0.5

Income before provision for income tax	10.2	15.6	7.1	13.6

Income tax provision	3.9	6.1	2.7	5.3

Net income	6.3%	9.5%	4.4%	8.3%

Certain reclassifications have been made to the prior period classification of revenue as devices and systems or supplies and services to conform to the current presentation.

We acquired Sonamed in May 2008, Schwarzer Neurology in July 2008 and Neurocom in October 2008. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and six months ended June 30, 2009, as compared to the same periods in 2008.

Three Months Ended June 30, 2009 and 2008

Revenue decreased $2.6 million, or 6.5%, for the three month period ended June 30, 2009 from the comparable 2008 period. The decrease was due primarily to lower capital equipment sales across most of our product lines. We believe that these lower sales resulted from weakness in demand due to the current economic recession and not a loss of market share. Schwarzer Neurology and Neurocom contributed to $3.3 million of revenue offset by a $6.0 million decrease in capital equipment revenue.

Device and systems revenue decreased $3.3 million, or 13.7%, to $20.7 million in the three months ended June 30, 2009 compared to $24.0 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $2.6 million of revenue from devices and systems offset by a $4.8 million decrease in revenue from other neurology products, and a $1.0 million decrease in revenue from hearing products. Revenue from devices and systems was 56% of consolidated revenue in the three months ended June 30, 2009 compared to 60% of consolidated revenue for the second quarter of 2008.

Supplies and services revenue increased 5%, or $687,000, to $15.8 million in the second quarter of 2009 compared to $15.1 in the same period in 2008. In the 2009 second quarter, revenue from hearing screening and neurology supplies increased by $196,000 and service fees increased by $491,000. Revenue from supplies and services was 42% of consolidated revenue in the three months ended June 30, 2009 compared to 38% of consolidated revenue for the second quarter of 2008.

Revenue from sales outside the U.S. increased $247,000, or 2.2%, to $11.5 million in the second quarter of 2009 compared to $11.3 million for the same period in 2008. Schwarzer Neurology and Neurocom contributed to $1.9 million of international revenue, offset by $1.2 million decrease in revenue from international systems and devices and an $800,000 decrease in related international supplies and services revenue.

Gross profit as a percentage of revenue was 61.4% for both the three months ended June 30, 2009 and June 30, 2008. The lower margin earned on products of Schwarzer Neurology, which we acquired at the beginning of the third quarter of 2008, was offset by the higher margin earned on balance monitoring products of Neurocom, which we acquired at the beginning of the fourth quarter of 2008. Cost of revenue decreased $1.0 million, or 6.5%, to $14.4 million in the three months ended June 30, 2009, from $15.4 million in 2008, reflecting reduced sales in the 2009 period. Gross profit decreased $1.6 million, or 6.5%, to $22.9 million in 2009, from $24.5 million in 2008.

Total operating costs increased by $783,000 or 4.2%, to $19.5 million in the three months ended June 30, 2009, compared to $18.7 million in the same period in 2008. Schwarzer Neurology and Neurocom, contributed to $1.9 million of operating costs, while other operating costs were approximately 6% lower in the second quarter of 2009 compared to the same period in 2008. The reduction in operating expenses exclusive of Schwarzer Neurology and Neurocom reflect the impact of our 2008 restructuring plan and the implementation of tighter cost controls.

Marketing and selling expenses increased $1.1 million, or 11.7%, to $10.3 million in the three months ended June 30, 2009 compared to $9.2 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $1.2 million of marketing and selling expenses, while other marketing and selling expenses were flat in the second quarter of 2009 compared to the same period in 2008.

Research and development expenses decreased $118,000, or 2.9%, to $4.0 million for in the three months ended June 30, 2009 compared to $4.1 million in the same period of 2008. Schwarzer Neurology and Neurocom contributed to $407,000 of research and development expenses, while other research and development expenses were approximately 13% lower in the second quarter of 2009 compared to the same period in 2008. The reduction in research and development expenses exclusive of Schwarzer Neurology and Neurocom reflect the impact of our 2008 restructuring plan and lower outside service costs.

General and administrative expenses decreased $170,000, or 3.1%, to $5.3 million in the three months ended June 30, 2009 compared to $5.5 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $266,000 of general and administrative expenses, while other general and administrative expenses were approximately 8% lower in the second quarter of 2009 compared to the same period in 2008, reflecting tighter cost controls.

We adopted an integration and restructuring plan in February 2008 that was designed to reduce redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions were phased in during the first nine months of 2008. Costs under the plan, which were primarily for severance benefits, stay bonuses, and duplicative salaries, totaled approximately $700,000. Pursuant to the plan, we accrued $141,000 of employee termination benefits in the three months ended June 30, 2008. We had no similar costs in the respective period in 2009.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $387,000 in the three months ended June 30, 2009, compared to $386,000 in the same period in 2008 due primarily to lower investment income and interest expense and net currency losses in 2009 as compared with higher investment income, higher interest expense and net currency gains in the same period in 2008.

We recorded income tax expense of $1.5 million in the three months ended June 30, 2009, compared to $2.4 million in the same period in 2008. Our effective tax rate in the second quarter of 2009 was 38.7% compared to an effective rate of 39.1% in the second quarter of 2008.

Six Months Ended June 30, 2009

Revenue decreased $6.1 million, or 8.0%, for the six month period ended June 30, 2009 from the comparable 2008 period. The decrease was due primarily to lower capital equipment sales across all of our product lines. We believe that these lower sales resulted from weakness in demand due to the current economic recession and not a loss of market share. Schwarzer Neurology and Neurocom contributed to $6.3 million of revenue offset by a $10.7 million decrease in revenue from our other capital equipment products. Revenue from supplies and services increased by 3.8% to $29.4 million.

Device and systems revenue decreased $7.1 million, or 15.1%, to $39.8 million in the six months ended June 30, 2009 compared to $46.9 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $4.9 million of revenue from devices and systems offset by a $7.8 million decrease in revenue from other neurology and sleep diagnostics products, a $3.3 million decrease in revenue from hearing products, and a $900,000 decrease in revenue from newborn care and other products. Revenue from devices and systems was 56% of consolidated revenue in the six months ended June 30, 2009 compared to 61% of consolidated revenue for the first half of 2008.

Supplies and services revenue increased $1.1 million, or 3.8%, to $29.4 million in the six months ended June 30, 2009 compared to $28.3 million in the same period in 2008. Schwarzer Neurology and NeuroCom contributed to $1.0 million of revenue from supplies and services. Revenue from supplies and services was 42% of consolidated revenue in the six months ended June 30, 2009 compared to 37% of consolidated revenue for the six months ended June 30, 2008.

Revenue from sales outside the U.S. decreased $1.5 million, or 6.4%, to $21.9 million in the first half of 2009 compared to $23.4 million for the same period in 2008. Schwarzer Neurology and Neurocom contributed to $3.4 million of international revenue. International device and systems revenue decreased $4.6 million and international hearing and newborn care supplies revenue decreased $300,000, reflecting recessionary weakness in international markets.

Gross profit as a percentage of revenue was 61.2% for the six months ended June 30, 2009 compared to 61.7% for the respective period in 2008. The lower margin earned on products of Schwarzer Neurology, which we acquired at the beginning of the third quarter of 2008, and increased materials costs as a percentage of revenue reduced consolidated gross profit for the 2009 period as compared to the same period in 2008. Cost of revenue decreased $2.0 million, or 6.7%, to $27.4 million in the six months ended June 30, 2009, from $29.4 million in 2008, reflecting reduced sales in the 2009 period. Gross profit decreased $4.1 million, or 8.8%, to $43.2 million in 2009 from $47.3 million in 2008.

Total operating costs increased by $1.4 million or 3.8%, to $38.7 million in the six months ended June 30, 2009, compared to $37.2 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $4.0 million of total operating costs, while other operating costs were approximately 7% lower in the first half of 2009 compared to the same period in 2008. The reduction in operating expenses exclusive of Schwarzer Neurology and Neurocom reflect the impact of our 2008 restructuring plan and the implementation of tighter cost controls.

Marketing and selling expenses increased $1.2 million, or 6.2%, to $20.2 million in the six months ended June 30, 2009 compared to $19.1 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $2.5 million of marketing and selling expenses, while other marketing and selling expenses were approximately 7% lower in the six months ended June 30, 2009 compared to the same period in 2008. The reduction in marketing and selling expenses exclusive of Schwarzer Neurology and Neurocom reflect reductions in commission payments to sales personnel and distributors as a result of lower sales, as well as lower travel, promotion, and public relation costs.

Research and development expenses decreased $231,000, or 2.9%, to $7.7 million for in the six months ended June 30, 2009 compared to $7.9 million in the same period of 2008. Schwarzer Neurology and Neurocom contributed to $787,000 of research and development expenses, while other research and development expenses were approximately 13% lower in the six months ended June 30, 2009 compared to the same period in 2008. The reduction in research and development expenses exclusive of Schwarzer Neurology and Neurocom reflect the impact of our 2008 restructuring plan and lower outside service costs.

General and administrative expenses increased $478,000, or 4.6%, to $10.8 million in the six months ended June 30, 2009 compared to $10.3 million in the same period in 2008. Schwarzer Neurology and Neurocom contributed to $714,000 of general and administrative expenses, while other general and administrative expenses were approximately 13% lower in the six months ended June 30, 2009 compared to the same period in 2008, reflecting tighter cost controls.

Pursuant to an integration and restructuring plan adopted in February 2008, we accrued $237,000 of employee termination benefits in the six months ended June 30, 2008. We had no similar costs in the respective period in 2009.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $513,000 in the six months ended June 30, 2009, compared to $386,000 in the same period in 2008 due primarily to lower interest expense and lower investment income in 2009 compared to the same period in 2008.

We recorded income tax expense of $1.9 million in the six months ended June 30, 2009, compared to $4.1 million in the same period in 2008. Our effective tax rate in the first six months of 2009 was 38.0% compared to an effective rate of 39.0% in the same period in 2008.

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

As of June 30, 2009, we had cash and cash equivalents of $67.7 million, short-term investments of $866,000, stockholders’ equity of $232.6 million, and working capital of $110.6 million, compared with cash and cash equivalents of $56.9 million, stockholders’ equity of $226.5 million, and working capital of $102.3 million as of December 31, 2008.

We believe that our current cash, cash equivalents, and short-term balances, including cash generated from operations, will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed one acquisition in 2009, three acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

On September 2, 2008, we executed a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increased the borrowing limit of our revolving line of credit to $25 million and made other changes to the terms of the credit facility. Additional revisions to the credit facility were executed in February 2009 and June 2009. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets.

Cash provided by operations increased by $8.9 million for the six months ended June 30, 2009 to $13.9 million, compared to $5.0 million for the same period in 2008. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $11.3 million in the 2009 period, compared to $10.6 million in 2008. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $2.6 million in 2009 compared with a cash outflow of $5.7 million in 2008.

Cash used in investing activities was $4.3 million for the six months ended June 30, 2009 compared to $20.3 million for the same period in 2008. During the six months ended June 30, 2009 we paid $998,000 for acquired businesses and earnout obligations, net of cash acquired, and $866,000 for investment in marketable securities, compared to $6.8 million paid for net business acquisitions and $11.0 million for marketable securities in 2008. We paid $2.1 million for purchases of property and equipment for the six months ended June 30, 2009 compared to $1.8 million in the same period of 2008, and capitalized $377,000 of internal use software development costs in 2009 compared to $738,000 in 2008.

Cash provided by financing activities was $337,000 during the six months ended June 30, 2009, compared to $68.7 million in the same period in 2008. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $414,000 and $1.5 million in the six months ended June 30, 2009 and 2008, respectively. We raised an aggregate of $99.5 million through underwritten public offerings of our common stock in April and May 2008 with no similar transactions in 2009. We also realized an excess tax benefit of $12,000 on the exercise of employee stock options for the six months ended June 30, 2009 that was recorded as an increase to stockholders’ equity, as compared with a tax benefit of $702,000 in the first six months of 2008. During the six months ended June 30, 2008, we increased our borrowings under our credit facility by $6.0 million and we repaid $23.0 million on our term loan and $16.0 million on our revolving credit facility resulting in a net cash outflow of $33.0 million for the six months ended June 30, 2008, compared with payments of $89,000 for the six months ended June 30, 2009.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our effective tax rate for 2009, our expectation that the reduction in capital equipment purchases has stabilized and will not further deteriorate, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, our expectations with respect to integration of products acquired from Hawaii Medical and our intent to acquire additional technologies, products, or businesses

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” contained in Part II, Item 1A of this report for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2009. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease 10% in market interest rates would not result in a material decrease in interest income earned on investments held at June 30, 2009.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2009, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2009. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Our chief executive officer and chief financial officer determined that as of June 30, 2009 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, Neometrics Inc. and affiliated entities in 2003; Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical, and certain assets of Nascor in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, and Hawaii Medical in 2009.

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. For example, economic conditions in the countries in which we operate and sell products have recently become more negative and global financial markets have experienced volatility and declines since the third quarter of 2008. These conditions stem from slower economic activity, adverse credit conditions, and numerous other factors, and we are unable to foresee when, or if, these factors might return to more normal levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. These conditions began to adversely affect our operating results in December 2008 and continued to have a significant impact in the first half of 2009 and could continue to result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition. In addition, these factors have caused us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

We held our Annual Meeting of Stockholders on June 16, 2009. We solicited votes by proxy pursuant to proxy solicitation materials distributed to stockholders on or about May 7, 2009. The following is a brief description of the matters voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions:

1. Election of Doris Engibous and William Moore as directors until the Annual Meeting of Stockholders in 2012 or until their successors are elected.

Nominee	In Favor	Withheld
Doris Engibous	20,497,810	4,401,980
William M. Moore	20,334,525	4,565,265

Our other continuing directors include Robert A. Gunst, James B. Hawkins, Ken Ludlum and Mark D. Michael.

2. The ratification of the appointment of Deloitte & Touche LLP, an independent registered public accounting firm, as our auditors for the year ending December 31, 2009:

For	Against	Abstain
24,684,216	106,683	108,891

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Fourth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 7, 2009	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2009	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Fourth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002