Form 10-Q
period 2009-09-30
NATUS MEDICAL INC
filed 2009-11-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 3, 2009 was 28,391,750.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$28,679	$56,915
Short-term investments	944	—
Accounts receivable, net of allowance for doubtful accounts of $1,942 in 2009 and $1,126 in 2008	41,660	36,242
Inventories	29,544	25,009
Prepaid expenses and other current assets	4,214	3,554
Deferred income tax	4,243	3,928

Total current assets	109,284	125,648

Property and equipment, net	13,980	14,002
Intangible assets	70,762	57,729
Goodwill	89,951	60,858
Deferred income tax	2,761	—
Other assets	—	385

Total assets	$286,738	$258,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,431	$7,375
Current portion of long-term debt	178	206
Accrued liabilities	18,840	11,895
Deferred revenue	4,139	3,836

Total current liabilities	35,588	23,312
Long-term liabilities:
Long-term debt	976	1,082
Other liabilities	5,520	4,586
Deferred income tax	6,348	3,148

Total liabilities	48,432	32,128

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 28,327,866 in 2009 and 27,959,919 in 2008	249,097	245,476
Retained earnings / (Accumulated deficit)	1,449	(5,342)
Accumulated other comprehensive loss	(12,240)	(13,640)

Total stockholders’ equity	238,306	226,494

Total liabilities and stockholders’ equity	$286,738	$258,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$44,251	$41,714	$114,871	$118,435
Cost of revenue	17,450	15,835	44,869	45,215

Gross profit	26,801	25,879	70,002	73,220

Operating expenses:
Marketing and selling	11,767	9,965	32,005	29,020
Research and development	4,175	4,066	11,839	11,961
General and administrative	5,688	4,913	16,462	15,209

Total operating expenses	21,630	18,944	60,306	56,190

Income from operations	5,171	6,935	9,696	17,030
Other income, net	71	567	584	954

Income before provision for income tax	5,242	7,502	10,280	17,984
Provision for income tax	1,573	2,710	3,488	6,798

Net income	$3,669	$4,792	$6,792	$11,186

Earnings per share:
Basic	$0.13	$0.17	$0.25	$0.46

Diluted	$0.13	$0.17	$0.24	$0.43

Weighted average shares used in the calculation of earnings per share:
Basic	27,669	27,445	27,640	24,497
Diluted	28,668	28,756	28,343	25,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$6,792	$11,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,840	4,601
Accounts receivable reserves	1,403	209
Warranty reserves	815	399
Loss on disposal of property and equipment	—	61
Share-based compensation	3,047	2,336
Excess tax benefits on the exercise of options	(31)	(2,066)
Changes in operating assets and liabilities:
Accounts receivable	1,959	(6,080)
Inventories	(612)	(2,333)
Prepaid expenses and other assets	597	374
Accounts payable	1,418	(2,152)
Deferred income tax	(155)	—
Accrued liabilities and deferred revenue	(157)	(2,337)

Net cash provided by operating activities	20,916	4,198

Investing activities:
Cash paid for business acquisitions and earnout obligations, net of cash acquired	(47,142)	(13,805)
Purchases of property and equipment	(1,884)	(2,174)
Capitalized software development costs	(637)	(1,161)
Purchases of marketable securities	(944)	(12,120)
Sales of marketable securities	—	11,150

Net cash used in investing activities	(50,607)	(18,110)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	99,318
Proceeds from stock option exercises and ESPP purchases	542	2,581
Excess tax benefits upon the exercise of options	31	2,066
Borrowings on credit facility	—	6,000
Payments on borrowings	(385)	(41,225)

Net cash provided by financing activities	188	68,740

Exchange rate effect on cash and cash equivalents	1,267	1,262

Net increase (decrease) in cash and cash equivalents	(28,236)	56,090
Cash and cash equivalents, beginning of period	56,915	11,916

Cash and cash equivalents, end of period	$28,679	$68,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$131	$983

Cash paid for income taxes	$268	$4,243

Non-cash investing activities:
Acquisition-related earn out obligations included in accrued liabilities	$19	$1,102

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,669	$4,792	$6,792	$11,186
Foreign currency translation adjustment	597	(2,529)	1,400	(4,134)

Comprehensive income	$4,266	$2,263	$8,192	$7,052

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$232,619	$223,644	$226,494	$115,718
Net income	3,669	4,792	6,792	11,186
Proceeds from stock option exercises and ESPP	129	1,039	542	2,581
Proceeds from issuance of common stock	—	(153)	—	99,318
Share-based compensation expense	1,273	913	3,047	2,336
Tax effect of option exercises	19	1,365	31	2,066
Foreign currency translation adjustment	597	(2,529)	1,400	(4,134)

Balance, end of period	$238,306	$229,071	$238,306	$229,071

Foreign Currency

Effective January 1, 2009, the Company’s Canadian subsidiary, Xltek changed its functional currency to the U.S. dollar. The change in functional currency reflects the fact that Xltek now conducts the majority of its business transactions in U.S. dollars and maintains a significant portion of its balance sheet in U.S. dollar denominated accounts.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a Statement on Accounting Standards Codification. This Statement establishes the codification as the single official source of authoritative United States accounting and reporting

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

standards for all non-governmental entities, other than guidance issued by the Securities and Exchange Commission. The codification changes the referencing and organization on financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We began applying the codification to our disclosures in the third quarter of 2009. As the codification is not intended to change existing accounting guidance, its adoption has not had an impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance applies prospectively for revenue arrangements entered into or materially modified after June 15, 2010, with earlier adoption permitted. We do not believe the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued Accounting Codification Statement (“ASC”) Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. We adopted ASC 855-10 during our second quarter 2009 and have evaluated subsequent events through the date of this filing. See Note 13.

In April 2009, ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, was revised to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This standard is effective for periods ending after June 15, 2009. We adopted the provisions of ASC 825-10-65-1 in our second quarter 2009. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows; however we have added additional disclosures with respect to the fair value of our financial instruments in Note 12 pursuant to the provisions of ASC 825-10-65-1.

In February 2009, ASC 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was revised. The revisions relate to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under ASC Topic 805. We adopted the provisions of ASC 805-20-35-3 on September 1, 2009 and applied these provisions to two business combinations completed during the third quarter 2009. See Note 2.

In December 2007, the FASB issued ASC Topic 805, Business Combinations, which expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC Topic 805 also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business to be recorded at fair value at the acquisition date. In addition acquisition costs are generally expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date. Additionally, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties resulting from new information obtained during the measurement period about facts and circumstances that existed as of the acquisition date will result in an adjustment to goodwill, while all other changes in these items are recognized as adjustments to income tax expense. We adopted ASC Topic 805 on January 1, 2009.

2 - Business Combinations, Goodwill, and Intangible Assets

Alpine Biomed Holdings Corp.

We acquired Alpine Biomed Holdings Corp. (“Alpine Biomed”) on September 14, 2009 pursuant to an Agreement and Plan of Merger. Alpine Biomed, with corporate headquarters in Fountain Valley, California and manufacturing facilities in Montreal, Canada, and Copenhagen, Denmark, is a leader in the development, manufacturing, and sales of devices for the diagnosis of neurological disorders. Alpine Biomed’s broad range of products includes advanced electromyography systems for the diagnoses of peripheral nervous system dysfunctions as well as devices for routine EEG and long term epilepsy monitoring.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

We acquired all outstanding shares of Alpine Biomed capital stock for $43.2 million in cash and assumed a contingent obligation valued at $600,000. The contingent obligation is associated with an earn out provision of the purchase agreement that may result in the payment of additional cash consideration to the former shareholders of Alpine Biomed based on the achievement of a certain revenue target as of December 31, 2009. The contingent obligation was recorded as a current liability. We also incurred $345,000 of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the third quarter 2009.

In accordance with ASC 805-10, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Alpine Biomed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $26.4 million. This goodwill is expected to be non-deductible for tax purposes. Alpine Biomed’s results of operations are included in the consolidated financial statements from the date of the acquisition.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$1
Accounts receivable	8,577
Inventories	3,619
Prepaid and other assets	991
Identifiable intangible assets:
Technology	5,800
Customer-related	4,900
Tradenames	4,700
Property and equipment	236
Goodwill	26,408
Deferred income tax	2,761
Accounts payable	(4,435)
Accrued expenses and other current liabilities	(4,731)
Deferred revenue	(1,125)
Deferred income tax	(3,040)
Other long-term liabilities	(1,497)

Total purchase price	$43,165

Valuing certain components of the acquisition, including primarily accounts receivable, inventory, prepaid expenses, identifiable intangible assets, goodwill, deferred taxes, accrued warranty costs, accounts payable, other accrued expenses, and deferred revenue, required us to make estimates that may be adjusted in the future. In addition, we have not completed a reconciliation of intercompany account balances among Alpine Biomed and its subsidiaries. Consequently, the purchase price allocation is considered preliminary.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (a) technology of $5.8 million assigned an average economic life of 20 years being amortized on the straight line method, (b) customer-related intangible assets of $4.9 million assigned an economic life of 15 years being amortized on the straight line method, and (c) tradenames of $4.7 million that have an indefinite life and are not being amortized.

Goodwill. Approximately $26.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Deferred tax assets (liabilities) / valuation allowance. A preliminary estimate of $4.7 million has been allocated to non-current deferred tax assets, and $3.0 million has been allocated to non-current deferred tax liabilities, which result primarily from amortizable intangible assets. A preliminary valuation allowance of $1.9 million has been recorded on certain non-current deferred tax assets.

The following unaudited pro forma combined results of operations of Natus for the nine months ended September 30, 2009 and 2008 are presented as if the acquisition of Alpine Biomed had occurred on the first day of the periods presented:

Unaudited Pro Forma Financial Information

(in thousands)

	September 30,
	2009	2008
Revenue	$140,511	$148,086
Income from operations	$427	$5,769

The unaudited pro forma financial information are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had we acquired Alpine Biomed on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Hawaii Medical

We acquired Hawaii Medical, LLC on July 2, 2009 pursuant to an Agreement and Plan of Merger. Massachusetts based Hawaii Medical manufactures and markets single-use disposable products sold into the NICU and nursery in hospitals.

We acquired all outstanding units of Hawaii Medical for $2.9 million in cash. In addition to the purchase price paid at closing, an earn out provision of the purchase agreement may result in additional cash consideration depending upon the achievement of certain revenue targets over a 36 month period. Although there is no limit to the additional consideration that will be paid if the revenue targets are exceeded, no contingent obligation has been recorded as there is significant uncertainty that the revenue targets will be achieved. We also incurred $115,000 of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the third quarter 2009.

In accordance with ASC 805-10, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Hawaii Medical at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $2.4 million. This goodwill is expected to be non-deductible for tax purposes. Hawaii Medical’s results of operations are included in the consolidated financial statements from the date of the acquisition.

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

Cash	$5
Accounts receivable	203
Inventories	304
Prepaid and other assets	29
Identifiable intangible assets:
Tradenames	300
Property and equipment	259
Goodwill	2,449
Accounts payable	(200)
Accrued expenses and other current liabilities	(402)

Total purchase price	$2,947

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Valuing certain components of the acquisition, including primarily inventory, required us to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consisting of tradenames valued at $300,000 have an indefinite life and are not being amortized.

Goodwill. Approximately $2.4 million has been allocated to goodwill.

Neurocom

We acquired Neurocom International Inc. (“Neurocom”) on October 2, 2008. Neurocom, based in Clackamas, Oregon, develops and markets computerized systems for the assessment and rehabilitation of balance and mobility disorders. The acquisition added to our growth opportunities by broadening the product offerings in our neurology business.

We acquired all outstanding shares of Neurocom for $18.2 million in cash including direct costs of the acquisition.

Valuing certain components of the acquisition, including primarily accrued warranty costs and other accrued expenses, required us to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary.

Schwarzer Neurology

We acquired Schwarzer Neurology, a division of Schwarzer GmbH, on July 2, 2008. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic disorders. The acquisition broadened our product offerings in the EEG market, allowing us to further leverage its international distribution organization.

We acquired the assets of Schwarzer Neurology for EUR 4.5 million, or approximately $7.0 million, including direct costs of the acquisition. We were obligated to make additional payments pursuant to an earnout provision in the purchase agreement based on the achievement of certain revenue targets through September 30, 2009. The revenue targets were not achieved and no additional purchase consideration was or will be paid.

Olympic

We acquired Olympic Medical on October 16, 2006 for $16.9 million. To date we have recorded $1.6 million of additional purchase consideration pursuant to an earnout provision in the purchase agreement based on the achievement of certain revenue targets for sales of the Olympic Cool-Cap. At September 30, 2009 the maximum potential future amount payable under this provision, based on sales results from January 1, 2009 through December 31, 2009, is $1.5 million.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2009	$60,858
Goodwill resulting from acquisitions	28,857
Purchase accounting adjustments	185
Adjustments associated with earnout provisions	19
Change in foreign currency exchange rates	32

Balance, September 30, 2009	$89,951

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.0 million and $3.1 million for the three and nine months ended September 30, 2009, respectively, and $782,000 and $2.6 million for the three and nine months ended September 30, 2008, respectively.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Capitalized Software Development Costs

Pursuant to ASC 350-40, we capitalized software development costs of $293,000 and $637,000 during the three and nine months ended September 30, 2009, respectively, and $372,000 and $1.2 million during the three and nine months ended September 30, 2008, respectively.

We report capitalized software development costs as a component of intangible assets. Amortization of capitalized software development costs was $50,000 and $235,000 during the three and nine months ended September 30, 2009, respectively, and $36,000 during the three and nine months ended September 30, 2008.

3 - Basic and Diluted Earnings Per Common Share

Earnings per share is computed in accordance with ASC 260-10. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three and nine months ended September 30, 2009, common stock equivalents of 998,969 and 702,751 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2009, common stock equivalents of 1,411,152 and 1,594,888 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three and nine months ended September 30, 2008, common stock equivalents of 1,311,262 and 1,277,836 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2008, common stock equivalents of 366,551 and 220,254 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials and subassemblies	$11,554	$13,051
Finished goods	17,990	11,958

Total	$29,544	$25,009

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Land	$3,403	$3,480
Building	4,693	4,766
Leasehold improvements	1,461	963
Office furniture and equipment	7,153	6,406
Computer software and hardware	5,312	4,609
Demonstration and loaned equipment	6,114	4,620

	28,136	24,844
Accumulated depreciation	(14,156)	(10,842)

Total	$13,980	$14,002

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Depreciation and amortization expense of property and equipment was $313,000 and $2.4 million for the three and nine months ended September 30, 2009, respectively, and was $819,000 and $2.0 million for the three and nine months ended September 30, 2008, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$1,028	$938	$1,076	$1,000
Warranty assumed through acquisitions	520	—	520	—
Warranty accrued for the period	176	149	815	399
Repairs for the period	(99)	(74)	(786)	(386)

Balance, end of period	$1,625	$1,013	$1,625	$1,013

7 - Share-Based Compensation

At September 30, 2009, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2009 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$117	$86	$208	$253
Marketing and sales	326	229	739	558
Research and development	87	102	159	273
General and administrative	743	496	1,941	1,252

Total	$1,273	$913	$3,047	$2,336

As of September 30, 2009, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $12.9 million, which is expected to be recognized over a weighted average period of 3.0 years.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Stock Options

Activity in our stock option plans during the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	2,876,072	$9.97
Granted	676,600	$10.71
Exercised	(14,712)	$9.79
Cancelled	(62,304)	$15.01

Outstanding, end of period	3,475,656	$10.03	4.40	$20,804

Exercisable, end of period	2,410,005	$8.51	4.11	$17,533

As of September 30, 2009, the grant date weighted average fair value of stock options granted in 2009 was $3.67 per share using the Black-Scholes option pricing model. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $144,036.

As of September 30, 2009, there were: (a) 3,311,910 options vested and expected to vest with a weighted average exercise price of $9.90, an intrinsic value of $20.2 million, and a weighted average remaining contractual term of 4.3 years.

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the nine months ended September 30, 2009 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	338,518	$17.52
Granted	314,700	$10.71
Vested	(88,384)	$16.07
Forfeited	(15,500)	$16.71

Unvested, end of period	549,334	$13.88	$7,545

Of the shares awarded, 272,200 were awarded to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date, and 42,500 shares were granted to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the nine months ended September 30, 2009 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	35,500
Awarded	51,100
Released	(500)
Forfeited	(3,600)

Outstanding, end of period	82,500	2.13	$1,279

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income, net

Other income, net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment income	$40	$435	$218	$803
Interest expense	(18)	(28)	(131)	(814)
Foreign currency exchange gain	183	64	159	689
Other	(134)	96	338	276

Total other income, net	$71	$567	$584	$954

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $1.6 million and $3.5 million for the three and nine months ended September 30, 2009, respectively. Our effective tax rate was 30.0% and 33.9% for the three and nine months ended September 30, 2009, respectively. Our effective tax rate was lower in the third quarter than in previous quarters because of a number of discrete adjustments to the tax provision, including primarily the impact of foreign currency fluctuations on deferred tax assets and liabilities of our Xltek subsidiary.

We recorded a provision for income tax of $2.7 million and $6.8 million for the three and nine months ended September 30, 2008, respectively. Our effective tax rate was 36.1% and 37.8% for the three and nine months ended September 30, 2008, respectively.

Deferred Income Taxes

We account for income taxes in accordance with ASC 740-10, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We believe that it is more likely than not that most of our deferred tax assets will be fully realized; therefore, a valuation allowance has been provided for only a small portion of our deferred tax assets.

Uncertain Tax Positions

We have cumulatively accrued approximately $639,000 for estimated interest and penalties related to uncertain tax positions at September 30, 2009. We recorded approximately $51,000 and $153,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and nine months ended September 30, 2009, respectively, and $69,000 and $207,000 during the three and nine months ended September 30, 2008, respectively.

Our tax returns remain open to examination as follows: U.S. federal, 2004 through 2008; U.S. states, generally 2003 through 2008; significant foreign jurisdictions, generally 2005 through 2008.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

10 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2009 and 2008 columns in thousands):

	September 30, 2009	December 31, 2008
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$1,101	$1,220
Term loan CAD $300,000, interest at cost of funds plus 2.5% due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	53	68

Total long-term debt (including current portion)	1,154	1,288
Less: current portion of long-term debt	(178)	(206)

Total long-term debt	$976	$1,082

On September 2, 2008, we executed a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increased the borrowing limit of our revolving line of credit to $25 million and made other changes to the terms of the credit facility. Additional revisions to the credit facility were executed in February 2009, June 2009 and September 2009. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets. As of September 30, 2009 there were no outstanding borrowings on the credit facility.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
United States	$30,113	$29,924	$78,800	$83,219
Foreign countries	14,138	11,790	36,071	35,216

Totals	$44,251	$41,714	$114,871	$118,435

	September 30, 2009	December 31, 2008
Long-lived assets:
United States	$6,468	$7,579
Foreign countries	7,512	6,423

Totals	$13,980	$14,002

Long-lived assets consist principally of property and equipment (net). During the three and nine months ended September 30, 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

During the three and nine months ended September 30, 2009, respectively, revenue from devices and systems was $23.9 million and $63.7 million, respectively, while revenue from supplies and services was $19.5 million and $48.9 million, respectively.

12 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of September 30, 2009	Fair Value Measurements as of September 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,141	—	$3,141	—
Guaranteed investment certificate	944	—	944	—

Total	$4,085	—	$4,085	—

	Fair Value as of December 31, 2008	Fair Value Measurements as of December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$45,905	—	$45,905	—
Embedded derivatives, net	(122)	—	(122)	—

Total	$45,783	—	$45,783	—

In accordance with ASC Topic 820, Fair Value Measurements, Level 1 evaluations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 evaluations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and are classified as Level 2 assets. Level 3 evaluations are based on assets and liabilities for which there are no observable inputs that are significant to the overall fair value measurement.

13 - Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through November 9, 2009, which represents the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2008 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2009 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2009;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired include Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007, Sonamed Corporation, Schwarzer Neurology, a division of Schwarzer GmbH, and Neurocom International, Inc. in 2008 and Hawaii Medical and Alpine Biomed in 2009.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 11 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2008. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Devices and Systems	54%	59%	55%	60%
Supplies and Services	44%	39%	43%	38%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and nine months ended September 30, 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2009 Third Quarter Overview

Our revenue increased 6% to $44.3 million in the third quarter ended September 30, 2009, compared to $41.7 million reported in the comparable quarter of the previous year. Net income decreased 23% to $3.7 million, or $0.13 per diluted share, for the third quarter of 2009, compared with net income of $4.8 million, or $0.17 per diluted share, for the third quarter of 2008. The increase in revenue in 2009 compared to the same period in 2008 was primarily attributable to our recent acquisitions.

The severe worldwide economic downturn that started to impact our business in December 2008 continued to influence our results for the third quarter of 2009. In the quarter, hospitals in the United States reduced expenditures on capital equipment, but the decrease was less than in the first half of 2009. This impacted sales of all of our product lines except our newborn care products. We saw a small increase in capital equipment spending outside the United States. Revenue from our neurology, balance and mobility, hearing diagnostic, and newborn hearing equipment products were all down by at least 11% year over year, but increased sequentially over our 2009 second quarter.

We acquired Hawaii Medical on July 2, 2009 for $2.9 million in cash, with the potential for additional consideration depending upon the achievement of certain revenue targets. Hawaii Medical, which manufactures and markets single-use disposable products sold into the nursery and neonatal intensive care unit (“NICU”) in hospitals.

We acquired Alpine Biomed on September 14, 2009, for $43.2 million in cash, with the potential for additional consideration depending upon the achievement of certain revenue targets. Alpine Biomed is a leader in the development, manufacturing, and sales of devices for the diagnosis of neurological disorders.

Please see Note 2 - Business Combinations, Goodwill, and Intangible Assets of our condensed consolidated financial statements included in this report for additional information regarding the terms of these acquisitions

Application of Critical Accounting Policies

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2008, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and nine months ended September 30, 2009.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.4	38.0	39.1	38.2

Gross profit	60.6	62.0	60.9	61.8

Operating expenses:
Marketing and selling	26.6	23.9	27.9	24.5
Research and development	9.4	9.7	10.3	10.1
General and administrative	12.9	11.8	14.3	12.8

Total operating expenses	48.9	45.4	52.5	47.4

Income from operations	11.7	16.6	8.4	14.4
Other income, net	0.2	1.4	0.5	0.8

Income before provision for income tax	11.9	18.0	8.9	15.2
Income tax provision	3.6	6.5	3.0	5.7

Net income	8.3%	11.5%	5.9%	9.5%

Certain reclassifications have been made to the prior period classification of revenue as devices and systems or supplies and services to conform to the current presentation.

We acquired Neurocom in October 2008, Hawaii Medical in July 2009, and Alpine Biomed in September 2009. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

Three Months Ended September 30, 2009 and 2008

Revenue increased $2.5 million, or 6%, for the three month period ended September 30, 2009 from the comparable 2008 period. The increase was due primarily to the acquisition of NeuroCom, Hawaii Medical and Alpine Biomed which contributed to $6.1 million of revenue offset by a $3.6 million decrease in capital equipment revenue.

Device and systems revenue decreased $922,000, or 3.7%, to $23.8 million in the three months ended September 30, 2009 compared to $24.7 million in the same period in 2008. NeuroCom and Alpine Biomed contributed to $4.2 million of revenue from devices and systems offset by a $3.5 million decrease in revenue from other neurology products, and a $1.6 million decrease in revenue from other products. Revenue from devices and systems was 54% of consolidated revenue in the three months ended September 30, 2009 compared to 59% of consolidated revenue for the third quarter of 2008.

Supplies and services revenue increased 21.4%, or $3.5 million, to $19.7 million in the third quarter of 2009 compared to $16.2 million in the same period in 2008. In the 2009 third quarter, revenue from hearing screening and neurology supplies increased by $2.3 million and service fees increased by $1.2 million. Revenue from supplies and services was 44% of consolidated revenue in the three months ended September 30, 2009 compared to 39% of consolidated revenue for the third quarter of 2008.

Revenue from sales outside the U.S. increased $2.3 million, or 19.9%, to $14.1 million in the third quarter of 2009 compared to $11.8 million for the same period in 2008. Neurocom and Alpine Biomed contributed to $2.8 million of international revenue, offset by $500,000 decrease in revenue from other devices and systems.

Gross profit as a percentage of revenue was 60.6% for the three months ended September 30, 2009 compared to 62.0% for the respective period in 2008. The lower margin in the 2009 period reflects higher manufacturing overhead costs, primarily associated with the transfer of manufacturing operations of Hawaii Medical products to our Olympic facility in Seattle. We also accrued $460,000 of severance costs for production personnel at Xltek and at our corporate facility in San Carlos, California during the third quarter of 2009. These severance costs reflect our continued effort to outsource manufacturing to contract manufacturers. These severance costs reduced our third quarter 2009 gross profit by 1.0%.

Cost of revenue increased $1.6 million, or 10.2%, to $17.4 million in the three months ended September 30, 2009, from $15.8 million in 2008, reflecting lower margins on sales in the 2009 period. Gross profit increased $922,000, or 3.6%, to $26.8 million in the third quarter of 2009, from $25.9 million in the third quarter of 2008.

Total operating costs increased by $2.7 million or 14.2%, to $21.6 million in the three months ended September 30, 2009, compared to $18.9 million in the same period in 2008. Neurocom and Alpine Biomed contributed to $2.5 million of the increase.

Marketing and selling expenses increased $1.8 million, or 18.1%, to $11.8 million in the three months ended September 30, 2009 compared to $10.0 million in the same period in 2008. Neurocom and Alpine Biomed contributed to $1.4 million of marketing and selling expenses, while other marketing and selling expenses were approximately 4% higher in the third quarter of 2009 compared to the same period in 2008 reflecting higher salary and commission related expenses.

Research and development expenses increased $109,000, or 2.7%, to $4.2 million for the three months ended September 30, 2009 compared to $4.1 million in the same period of 2008. Neurocom and Alpine Biomed contributed to $334,000 of research and development expenses, while other research and development expenses were approximately 5% lower in the third quarter of 2009 compared to the same period in 2008. The reduction in research and development expenses exclusive of Neurocom and Alpine Biomed reflects the impact of our 2008 restructuring plan and lower outside service costs.

General and administrative expenses increased $775,000, or 15.8%, to $5.7 million in the three months ended September 30, 2009 compared to $4.9 million in the same period in 2008. During the third quarter 2009 Neurocom and Alpine Biomed contributed to $627,000 of general and administrative expenses for which we had no such costs in the 2009 period. We also recorded $460,000 of direct acquisition costs associated with the acquisitions of Hawaii Medical and Alpine Biomed in the third quarter 2009. Other general and administrative expense exclusive of those associated with Neurocom and Alpine, and the referenced acquisition costs, were $312,000 less in the 2009 third quarter compared to the same period in 2008, which resulted primarily from a reduction in outside consulting expenses.

We adopted an integration and restructuring plan in February 2008 that was designed to reduce redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions were phased in during the first nine months of 2008. Costs under the plan, which were primarily for severance benefits, stay bonuses, and duplicative salaries, totaled approximately $700,000. We accrued $460,000 and $64,000 of employee termination benefits in the three months ended September 30, 2009 and 2008, respectively.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported other income, net of $71,000 in the three months ended September 30, 2009, compared to $567,000 in the same period in 2008, due primarily to lower rates of interest earned on our investment portfolio; however we expect this trend will continue, even if interest rates rise, as our investment portfolio has decreased as a result of our recent acquisitions.

We recorded income tax expense of $1.6 million in the three months ended September 30, 2009, compared to $2.7 million in the same period in 2008. Our effective tax rate in the third quarter of 2009 was 30.0% compared to an effective rate of 36.1% in the third quarter of 2008 and 38.0% for the first six months of 2009. Our effective tax rate was lower in the third quarter 2009 than in previous quarters because of a number of discrete adjustments to the tax provision, including primarily the impact of foreign currency fluctuations on deferred taxes of our Xltek subsidiary. Because the functional currency of Xltek became the U.S. Dollar on January 1, 2009, deferred tax assets and liabilities of Xltek are revalued to the Canadian Dollar and the net change in value is reported as a component of our tax provision. We expect that this revaluation will increase the volatility in our effective tax rate in the future.

Nine Months Ended September 30, 2009 and 2008

Revenue decreased $3.6 million, or 3.0%, for the nine month period ended September 30, 2009 from the comparable 2008 period. The decrease was due primarily to lower capital equipment sales across all of our product lines. We believe that these lower sales resulted from weakness in demand due to the current economic recession and not a loss of market share. Neurocom, Hawaii Medical and Alpine Biomed contributed to $9.7 million of revenue offset by a $13.3 million decrease in revenue from our other capital equipment products.

Device and systems revenue decreased $8.0 million, or 10.9%, to $63.6 million in the nine months ended September 30, 2009 compared to $71.6 million in the same period in 2008. Neurocom and Alpine Biomed contributed to $7.8 million of revenue from devices and systems offset by a $10.8 million decrease in revenue from other neurology and sleep diagnostics products, a $3.7 million decrease in revenue from hearing products, and a $1.2 million decrease in revenue from newborn care and other products. Revenue from devices and systems was 55.4% of consolidated revenue in the nine months ended September 30, 2009 compared to 60.4% of consolidated revenue for the same period in 2008.

Supplies and services revenue increased $4.5 million, or 10.2%, to $49.0 million in the nine months ended September 30, 2009 compared to $44.5 million in the same period in 2008. NeuroCom, Hawaii Medical and Alpine Biomed contributed to $2.4 million of revenue from supplies and services and sales of Neurology supplies increased by $2.1 million. Revenue from supplies and services was 42.7% of consolidated revenue in the nine months ended September 30, 2009 compared to 37.6% of consolidated revenue for the nine months ended September 30, 2008.

Revenue from sales outside the U.S. increased $855,000, or 1.7%, to $36.1 million in the nine months ended September 30, 2009 compared to $35.2 million for the same period in 2008. Neurocom and Alpine Biomed contributed to $4.0 million of international revenue. International device and systems revenue decreased $2.8 million, reflecting the impact of the economic recession in international markets, while international hearing and newborn care supplies revenue increased $1.5 million during the 2009 period.

Gross profit as a percentage of revenue was 60.9% for the nine months ended September 30, 2009 compared to 61.8% for the respective period in 2008. The lower margin reflects higher materials and manufacturing overhead costs in the 2009 period included the $460,000 of severance costs recorded in the third quarter of 2009. These severance costs reduced our third quarter 2009 gross profit by 0.5%.

Total operating costs increased by $4.1 million or 7.3%, to $60.3 million in the nine months ended September 30, 2009, compared to $56.2 million in the same period in 2008. Neurocom and Alpine Biomed contributed to $4.8 million of total operating costs, while other operating costs were approximately 1.2% lower in the nine months ended September 30, 2009 compared to the same period in 2008. The reduction in operating expenses exclusive of Neurocom and Alpine Biomed reflects the impact of our 2008 restructuring plan and the implementation of tighter cost controls.

Marketing and selling expenses increased $3.0 million, or 10.3%, to $32.0 million in the nine months ended September 30, 2009 compared to $29.0 million in the same period in 2008. Neurocom and Alpine Biomed contributed to $3.4 million of marketing and selling expenses, while other marketing and selling expenses were approximately 1% lower in the nine months ended September 30, 2009 compared to the same period in 2008.

Research and development expenses decreased $122,000, or 1.0%, to $11.8 million for in the nine months ended September 30, 2009 compared to $12.0 million in the same period of 2008. Neurocom and Alpine Biomed contributed to $715,000 of research and development expenses, while other research and development expenses were approximately 7% lower in the nine months ended September 30, 2009 compared to the same period in 2008. The reduction in research and development expenses exclusive of Neurocom and Alpine Biomed reflects the impact of our 2008 restructuring plan.

General and administrative expenses increased $1.3 million, or 8.2%, to $16.5 million in the nine months ended September 30, 2009 compared to $15.2 million in the same period in 2008. During the third quarter 2009 Neurocom and Alpine Biomed contributed to $902,000 of general and administrative expenses, and the direct costs of acquiring Hawaii Medical and Alpine Biomed totaling $460,000 were expensed.

We adopted an integration and restructuring plan in February 2008 that was designed to reduce redundant costs resulting from prior acquisitions and to improve efficiencies in operations. These actions were phased in during the first nine months of 2008. Costs under the plan, which were primarily for severance benefits, stay bonuses, and duplicative salaries, totaled approximately $700,000. Pursuant to the plan, we accrued $460,000 and $301,000 of employee termination benefits in the nine months ended September 30, 2009 and 2008, respectively.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $584,000 in the nine months ended September 30, 2009, compared to $954,000 in the same period in 2008 due primarily to lower exchange gains and lower investment income offset by reduced interest expense in 2009 compared to the same period in 2008.

We recorded income tax expense of $3.5 million in the nine months ended September 30, 2009, compared to $6.8 million in the same period in 2008. Our effective tax rate in the first nine months of 2009 was 33.9% compared to an effective rate of 37.8% in the same period in 2008. Our tax rate was lower in the 2009 period because of the impact of foreign currency changes on deferred taxes at our Xltek subsidiary and because more of our income is taxed in foreign jurisdictions with lower tax rates than our consolidated effective tax rate.

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

As of September 30, 2009, we had cash and cash equivalents of $28.7 million, short-term investments of $944,000, stockholders’ equity of $238.3 million, and working capital of $73.7 million, compared with cash and cash equivalents of $56.9 million, stockholders’ equity of $226.5 million, and working capital of $102.3 million as of December 31, 2008.

We believe that our current cash, cash equivalents, and short-term balances, including cash generated from operations, will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed two acquisitions in 2009, three acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products or businesses, and these acquisitions could be significant. These actions will likely affect our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, strategic relationships, or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

On September 2, 2008, we executed a second amendment to our Amended and Restated Credit Agreement (the “Second Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Second Amendment increased the borrowing limit of our revolving line of credit to $25 million and made other changes to the terms of the credit facility. Additional revisions to the credit facility were executed in February 2009, June 2009 and September 2009. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets.

Cash provided by operations increased by $16.7 million for the nine months ended September 30, 2009 to $20.9 million, compared to $4.2 million for the same period in 2008. The sum of our net income and non-cash expense items, such as reserves, depreciation and amortization, and stock based compensation, was approximately $17.9 million in the 2009 period, compared to $16.7 million in 2008. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $3.0 million in 2009 compared with a cash outflow of $12.5 million in 2008.

Cash used in investing activities was $50.6 million for the nine months ended September 30, 2009 compared to $18.1 million for the same period in 2008. During the nine months ended September 30, 2009 we paid $47.1 million for acquired businesses and earnout obligations, net of cash acquired, and $944,000 for investment in marketable securities, compared to $13.8 million paid for net business acquisitions and $12.1 million for marketable securities in 2008. We paid $1.9 million for purchases of property and equipment for the nine months ended September 30, 2009 compared to $2.2 million in the same period of 2008, and capitalized $637,000 of internal use software development costs in 2009 compared to $1.2 million in 2008.

Cash provided by financing activities was $188,000 during the nine months ended September 30, 2009, compared to $68.8 million in the same period in 2008. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $542,000 and $2.6 million in the nine months ended September 30, 2009 and 2008, respectively. We raised an aggregate of $99.3 million through underwritten public offerings of our common stock in April and May 2008 with no similar transactions in 2009. We also realized an excess tax benefit of $31,000 on the exercise of employee stock options for the nine months ended September 30, 2009 that was recorded as an increase to stockholders’ equity, as compared with a tax benefit of $2.1 million in the first nine months of 2008. During the nine months ended September 30, 2008, we increased our borrowings under our credit facility by $6.0 million and we repaid $25.2 million on our term loan and $16.0 million on our revolving credit facility resulting in a net cash outflow of $41.2 million for the nine months ended September 30, 2008, compared with payments of $385,000 for the nine months ended September 30, 2009.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our effective tax rate for 2009, our expectation that the reduction in capital equipment purchases has stabilized and will not further deteriorate, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, our expectations with respect to integration of products acquired from Hawaii Medical, our expectations with respect to the acquisition of Alpine Biomed being accretive in the fourth quarter, and our intent to acquire additional technologies, products, or businesses.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2009. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease 10% in market interest rates would not result in a material decrease in interest income earned on investments held at September 30, 2009.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2009, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2009. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Our chief executive officer and chief financial officer determined that as of September 30, 2009 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We acquired intellectual property assets and technology patents from Pemstar Pacific Consultants during 2002, Neometrics Inc. and affiliated entities in 2003; Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical, and certain assets of Nascor in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, and Hawaii Medical and Alpine Biomed in 2009.

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

•

Challenges in integrating the reporting and control systems of acquired businesses, particularly in those acquisitions where we acquire divisions, product lines, or assets of other companies for which the former owner provided these functions; and

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. For example, economic conditions in the countries in which we operate and sell products have recently become more negative and global financial markets have experienced volatility and declines since the third quarter of 2008. These conditions stem from slower economic activity, adverse credit conditions, and numerous other factors, and we are unable to foresee when, or if, these factors might return to more normal levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. These conditions began to adversely affect our operating results in December 2008 and continued to have a significant impact in the first nine months of 2009 and could continue to result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition. In addition, these factors have caused us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

2.1	Agreement and Plan of Merger dated September 14, 2009 by and between Natus Medical Incorporated, Squaw Acquisition Corporation, and Alpine Biomed Holdings Corp.	8-K	2.1	000-33001	09/16/2009

10.1	Fifth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 9, 2009	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2009	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

2.1	Agreement and Plan of Merger dated September 14, 2009 by and between Natus Medical Incorporated, Squaw Acquisition Corporation, and Alpine Biomed Holdings Corp.	8-K	2.1	000-33001	09/16/2009

10.1	Fifth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank National Association

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002