Form 10-K
period 2009-12-31
NATUS MEDICAL INC
filed 2010-03-15
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1501 Industrial Road, San Carlos, California 94070

(Address of principal executive offices, including zip code)

(650) 802–0400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities Registered Pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the last business day of Registrant’s most recently completed second fiscal quarter, there were 28,323,029 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2009) was $260,973,950. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 8, 2010, the registrant had 28,417,196 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2010 Annual Meeting of Stockholders.

NATUS MEDICAL INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, and our ability to complete all of our backlog orders.

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

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea-Scan®, Cool-Cap®, Ear Couplers®, Echo-Screen®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU®, and Keypoint JP®, MASTER®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Oxydome®, Sleeprite®, Sleepscan®, Smart Scale®, Tootsweet®, Traveler®, Warmette® and VAC-PAC® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; and Hawaii Medical and Alpine Biomed in 2009.

Product Families

We categorize our products into the following product families:

•	Hearing—Includes products for newborn hearing screening and diagnostic hearing assessment.

•

Monitoring Systems for Neurology—Includes products for diagnostic electroencephalography (EEG), diagnostic sleep analysis, or polysomnography (PSG), electromyography (EMG), intra-operative monitoring (IOM), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care—Includes products for the treatment of brain injury and jaundice in newborns.

Our principal product offerings within these product families are presented in the table on the following page.

Our Product Offerings

Hearing

Newborn Hearing Screening

Overview

Hearing impairment is the most common treatable chronic disorder in newborns, affecting as many as five babies out of every 1,000 newborns. It is estimated that 20,000 hearing-impaired babies are born in the United States (“U.S.”) every year, and as many as 60,000 more in the rest of the developed world. Until the introduction of universal newborn hearing screening programs, screening was generally performed only on those newborns that had identifiable risk factors for hearing impairment. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.

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

Newborn Hearing Screening Techniques

The two traditional technologies used to screen newborns and infants for hearing impairment are auditory brainstem response and OAE’s.

Auditory brainstem response (“ABR”).    ABR technology is the most accurate and comprehensive method for screening and diagnosing hearing impairment. ABR technology is based on detecting the brain’s electric impulses resulting from a specific auditory stimulus. ABR screening devices, used for newborn hearing screening, detect and analyze the brainwave response resulting from audible click stimuli presented to the infant’s ears. Automated Auditory Brainstem Response (“AABR”) devices were developed to automatically analyze the ABR waveform resulting from the auditory stimuli with computerized detection algorithms and statistical analysis. These devices can be used by any level of hospital personnel with a minimal amount of training and will deliver a clinically valid and accurate screen. The detection algorithms indicate a PASS or REFER result that requires no interpretation, thereby reducing staffing requirements, test times, and total hearing screening program costs. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation.

Otoacoustic emission (“OAE”).    OAEs are sounds created by the active biomechanical processes within the sensory cells of the cochlea. They occur both spontaneously and in response to acoustic stimuli. OAE screening uses a probe placed in the ear canal to deliver auditory stimuli and to measure the response of the sensory cells with a sensitive microphone. OAE screening devices have technology that allows them to discriminate between randomly occurring OAEs, OAEs created by interfering room noise present in the test environment, and the OAEs that are a response to specific test stimuli. Automated OAE screening devices are capable of filtering non-specific OAEs in order to detect and analyze the OAEs that lead to an accurate screen of the infant’s hearing. While a PASS test result indicates a proper functioning cochlea, a REFER test result indicates that the OAEs are absent or small compared to normal data. A REFER test result indicates that the patient should be referred to an Audiologist or ENT for further diagnostic evaluation. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy. Estimates of the incidence rate of auditory neuropathy among hearing impaired newborns vary widely, but are thought to be in the range of 5% to 15%.

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

•

ABaer Newborn Hearing Screener.    The ABaer, which is a PC-based newborn hearing screening device, offers a combination of AABR, OAE, and diagnostic ABR technologies in one system. The automatic ABR technology utilizes our patented Point Optimized Variance Ratio (“POVR”) signal detection algorithm developed by the House Ear Institute. Like our ALGO newborn hearing screeners, this device delivers thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child and analyzed by the screening device. The ABaer OAE software is the same technology used in our AuDX product and the diagnostic ABR software is the same technology used in our Navigator diagnostic hearing assessment product.

•

AuDX and Echo-Screen.    Our AuDX product is a hand-held OAE screening device that can be used for newborn hearing screening, as well as for patients of all ages, from children through adults. Our Echo-Screen product is a hand-held combination AABR and OAE device for newborn screening that can also used for children through adults in OAE only mode. These devices record and analyze OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

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

•	OAE Supply Products. Each OAE screen is carried out with single-use ear tips that are supplied in a variety of sizes and packaging options.

Diagnostic Hearing Assessment

Overview

We design and manufacture a variety of products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems. The technology used in most of these systems is either electrodiagnostic in nature or measures a response from the cochlea known as an OAE.

Electrodiagnostic systems record electrical activity generated in the central nervous system. An electrodiagnostic testing device delivers acoustic stimuli to the ears while electrodes placed on the scalp record the brain’s electrical response. The most common auditory test performed with electrodiagnostic equipment is the ABR test. This test, which records brainwaves that correspond to responses from the inner ear and brainstem, is used to screen for and define hearing loss characteristics, particularly for patients who cannot reliably respond to standard behavioral tests of hearing, either verbally or through motor response. A technician with minimal training can operate an instrument that performs an automated ABR screening test. More advanced ABR testing techniques that either define the nature of the hearing loss or that screen for other auditory abnormalities such as an acoustic tumor, require the expertise of a trained clinician, usually an audiologist or an ENT physician, an understanding of the technology being used, and the ability to interpret complex waveforms that represent the brain’s electrical activity.

Diagnostic Hearing Assessment Product Lines

Our diagnostic hearing assessment products consist of the Navigator Pro system, the Scout Sport portable diagnostic device, the HINT PRO, the AuDX PRO and the Cochlea-Scan.

•

Navigator PRO.    Our Navigator PRO for hearing assessment consists of a base system that is augmented by discrete software applications that are marketed as enhancements to the system. The Navigator Pro System is a PC-based, configurable device that utilizes evoked potentials, which are electrical signals recorded from the central nervous system that appear in response to repetitive stimuli, such as a clicking noise. The evoked potentials are used to record and display human physiological data associated with auditory and hearing-related disorders. The Navigator Pro System can be used for patients of all ages, from children to adults, including infants and geriatric patients. The device can be configured with additional proprietary software programs for various applications. These additional software programs include: CHAMP, MASTER, AEP, VEMP, BioMAP, ABaer and Scout.

•

Scout SPORT.    The Scout SPORT is a PC-based OAE system. The ultra portable Scout Sport can be carried from one computer to another to test in different locations. For office-based environments, the Scout Sport can be used with a dedicated notebook computer to create an independent portable system.

•	HINT PRO. Our Hearing in Noise Test (“HINT”) application uses test sentences, procedures, and headphone norms developed by the House Ear Institute. The system features computerized

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

•

Cochlea-Scan.    The Cochlea-scan is an easy to use handheld device to assess hearing loss. It utilizes Distortion Product OAE technology, which allows the user to quantify hearing loss using physiologic measures instead of relying upon a patient’s behavioral response.

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

Monitoring Systems for Neurology

Our monitoring systems for Neurology represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, and as an aid in monitoring patients during surgery, while under sedation, or in post-operative care. Our product lines consist of the following:

•

Electroencephalography or “EEG”—Equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain for both diagnosis and monitoring of neurological disorders in the hospital, laboratory, office or patient’s home;

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

Diagnostic EEG Monitoring

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

Routine outpatient EEG testing is performed both in private physicians’ offices and hospital neurology laboratories, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEGs and behavior is used to determine if surgical solutions are appropriate.

Diagnostic Electroencephalograph (EEG) Monitoring Product Lines

Our diagnostic EEG monitoring product lines for neurology consist of devices operating with our proprietary software, augmented by signal amplifiers. These products are typically used in concert, as part of an EEG “system” by the neurology department of a hospital to assist in the diagnosis of assorted neurological conditions.

•

NeuroWorks; Ceegraph VISION; Coherence; Harmonie.    Our computerized EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 128 channels, and physician review stations with quantitative EEG analysis capabilities.

•

Stellate/Gotman Spike and Seizure; GridView.    Our proprietary Spike and Seizure detection algorithm detects, summarizes, and reports EEG events that save health care professionals time by increasing the speed and accuracy of interpretation. GridView is a tool that allows the clinician to correlate EEG patterns with electrode contacts on a 3D view of the patient brain using magnetic resonance (MR) or computed tomography (CT) images, thus enabling the visualization and annotation of the brain surface and internal structures involved in the diagnosis of epilepsy.

•

Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer, and are also known as the “headbox”. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary headbox products are sold for a wide variety of applications under the following brand names: Bio-logic Netlink and Netlink Traveler, Xltek Trex, EEG32, EMU128, EMU40, Brain Monitor and Schwarzer epas. Recent innovations in electronics technology and advanced internet-protocol data transmission enable certain of our amplifiers to record and transmit up to 32 channels of digital data using Ethernet communication.

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

Diagnostic PSG Monitoring

Overview

Increasing public awareness of sleep disorders has made sleep medicine a rapidly growing specialty. The analysis of respiratory patterns, brain electrical activity and other physiological data has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart (ECG or EKG), and other parameters. These recordings typically result in over 1,000 pages of data that are reviewed, analyzed, and scored by a technician, and summarized in a report for the physician. We market configured laboratory systems, portable systems, and ambulatory recorders for home monitoring.

Diagnostic PSG Monitoring Product Lines

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

•

Sleepscan VISION; SleepWorks; Coherence and Harmonie.    Our diagnostic PSG systems capture and store all data digitally and provide time-saving features and software for acquiring and analyzing the data. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports. Software packages include customized analysis, tools and interfaces with third party equipment.

•

Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis. Sold under the brand names Xltek Trex and Connex, Bio-logic Netlink and Netlink Traveler, Schwarzer epas duo 44 and comlab PSG, our amplifiers are used in stand-alone clinics and hospital settings. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters, and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

We also market a broad line of disposable products and accessories for the PSG laboratory. The Airflow Pressure Transducer uses pressure changes as an indicator of patient airflow levels, as contrasted to other monitoring devices that use temperature to indicate these levels. This product detects shallow breathing in situations where temperature related transducers might remain substantially unchanged. This method has been documented in industry publications to produce the signature waveform used in identifying a respiratory disorder known as Upper Airway Resistance Syndrome.

DiagnosticEMG Monitoring

Overview

An electromyogram measures the electrical activity of muscles both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases that damage muscle tissue or nerves. An electromyogram is done to determine if there is any disease present that damages muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy.

Diagnostic EMG Product Lines

•

Xltek NeuroMax.    A dedicated EMG device focused entirely on signal quality and clinical efficiency. The device gathers neurophysiological data that is saved to a fully customizable report, allowing physicians to take care of patients with the most informed advice.

•

Xltek XCalibur.    An EMG system that uses advanced circuit design and digital signal processing to deliver clean signals, making the process of acquiring patient data reliable and quick. The system provides enhanced data acquisition, reporting, and review capabilities.

•

Schwarzer Topas.    The topas system offers a wide range of sophisticated EMG and evoked potential (“EP”) examination protocols, as well as an attractive and functional design. Topas can be configured as a two or four channel system, as trolley-based or portable version, depending on the needs of the hospital or private practice.

•

Dantec Keypoint.    The Dantec Keypoint EMG and EP family of products feature superior amplifiers, stimulators, and outstanding signal quality. The Keypoint is used for advanced neurodiagnostic applications such as single fiber EMG, visual and auditory evoked potentials, and in routine nerve conduction studies. The Keypoint system is also available in a portable laptop configuration.

•

Dantec Clavis.    The Dantec Clavis is a hand-held EMG and current stimulation (“STIM”) device that provides muscle and nerve localization information to assist with botulinum toxin injections (i.e. Botox). In conjunction with the Bo-ject hypodermic needle and electrodes, it delivers a precise dose of the agent.

IOM

Overview

Intra-operative monitoring is the use of electrophysiological methods such as EMG and EEG to monitor the functional integrity of neural structures (brain, nerves, spinal cord) during surgery. The most common applications are in neurosurgery such as spinal surgery, some brain surgeries, ENT procedures, and peripheral nerve surgery. IOM is used to localize neural structures and test the function of these structures for early detection of intra-operative injury, allowing for immediate corrective measures.

Intra-operative Monitoring Products

•

Protektor.    The protector is an IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of IOM techniques.

Balance and Mobility

Overview

Balance disorders impact a large percentage of the population in all age ranges from children to adults. Common complaints include dizziness, vertigo, or an inability to walk or drive a vehicle, which can all lead to the curtailment of daily life activities. These symptoms are exacerbated in elderly patients and can result in falls, orthopedic injuries, and sometimes death.

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

Balance and Mobility Products

Our principal balance and mobility products are sold under the Neurocom brand:

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

Newborn Care

Newborn Care Products

We manufacture a wide variety of products used in the medical care of newborns. These product lines include products to diagnose and treat newborn brain injury, as well as phototherapy lights to treat newborn jaundice. We also sell a variety of newborn care products to meet the needs of clinicians in the nursery and NICU.

Newborn Brain Injury

Overview

For many years, newborn infants admitted to the NICU of a hospital have routinely been monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Only recently has it also been considered important to monitor brain activity using continuous EEG. A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity.

Neurological Assessment and Treatment Options

Early diagnosis of brain injury in newborns, when combined with early intervention, has been shown to reduce the severity of these brain injuries and in some cases, save the patient’s life. These brain injuries, which can occur in as many as three out of every 1,000 newborns, are caused by conditions such as hypoxic ischemic encephalopathy (“HIE”), subclinical seizures, or neurological disorders. Diagnosing these conditions shortly after birth is imperative, as patients who undergo therapy within six hours after birth show a greater potential for improved outcomes. We believe that diagnoses utilizing aEEG technology can have a marked and positive impact upon the outcomes of some newborns suffering from brain injury.

Newborn Brain Injury Product Line

Olympic CFM-6000 System.    The Cerebral Function Monitor (“CFM”) allows the Neonatologist to diagnose neurological disorders or brain injury in the newborn. The device continuously monitors and records brain activity, aiding in the detection and treatment of HIE and seizures. The device also monitors the effects of drugs and other therapies on brain activity and improves the accuracy of newborn neurological assessments. The Olympic CFM-6000 helps determine the need for further neurological examination or transport to a tertiary-care center. The CFM is used with electrodes attached to the head of the newborn to acquire an EEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout.

Brainz BRM3.    The Brainz BRM3 is a bedside monitor that collects and measures electrical activity from both the right and left hemispheres of the brain. The monitor presents a simplified 2-channel EEG display, along with the option to view three channels of time-compressed, aEEG. The BRM3 has the ability to collect EEG and aEEG data from both hemispheres of the brain providing practitioners with the ability to monitor infants with a wider variety of neurological concerns when compared to single channel EEG. For ease of use at the bedside, the BRM3 has a touch screen for easy navigation and an onscreen keyboard for quick data entry. The straightforward set up and compact design of the BRM3 makes it an ideal tool for clinicians to initiate neurological monitoring and aEEG trending.

Olympic Cool-Cap System.    The Olympic Cool-Cap is the only FDA approved device for the treatment of moderate to moderately-severe HIE. A four-year clinical trial for the Cool-Cap was completed in 2003, and the FDA gave approval for the product in December 2006. The clinical trial validated the benefit of selective head cooling as a means of reducing the temperature of the brain to diminish the severity of brain injury resulting from HIE in newborns. The device conforms to the clinical trial protocol and is designed to assist the clinician in safely administering treatment, thereby preventing or significantly reducing the severity of neurological injury associated with HIE.

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

Other Newborn Care Product Lines

Medical Devices.    These products include devices such as: photometers, radiometers, patient warming lamps, neonatal heatshields, pediatric scales, blanket warming cabinets, exam lights, oxygen hoods, restraining boards, and our newborn circumstraint.

Hawaii Medical Products.    These single-use disposable products are sold into the NICU and nursery in hospitals. The Hawaii Medical line includes Gumdrop pacifiers, TootSweet sucrose solution and NeatNick heel lancets, among a range of positioning devices, electrodes and other newborn care products.

Disposable Supplies.    These products include other disposable supplies such as: neonatal noise attenuators, phototherapy eye masks and x-ray shields for newborn gonads.

Newborn Screening Data Management Product Line.    Our suite of newborn screening data management products consists of proprietary software that collects, tracks, manages and reports newborn screening data to regional government health laboratories and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. Some states use tandem mass spectrometry in their newborn metabolic screening programs, which increases the number of treatable disorders that can be detected. Revenue from installation and upgrades of our newborn screening data management systems is classified as devices and systems revenue, and revenue from maintenance contracts on the systems is classified as supplies and services revenue.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 16 – Segment, Customer and Geographic Information of our consolidated financial statements included in this report and is incorporated in this section by this reference.

Revenue by Product Family and Product Category

For the years ended December 31, 2009, 2008 and 2007, revenue from our four product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2009	2008	2007
Hearing	40%	41%	53%
Monitoring Systems for Neurology	39%	34%	14%
Newborn Care	16%	19%	28%
Other	5%	6%	5%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Devices and Systems	58%	63%	62%
Supplies and Services	40%	35%	37%
Other	2%	2%	1%

Total	100%	100%	100%

In 2009, 2008 and 2007, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

As of December 31, 2009, our backlog was approximately $8.9 million, compared to $2.1 million at December 31, 2008 and $4.4 million at December 31, 2007. We anticipate that we will complete all of the backlog orders by the fourth quarter of 2010.

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

Educational efforts directed at government agencies, physicians, and clinicians about the benefits of universal screening in terms of patient outcomes and long-term treatment costs are a key element of our marketing strategy.

Domestic Direct and Distributor Sales

We sell our products in the United States primarily through a direct sales organization. We believe this direct sales organization allows us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. We also sell certain products under private label and distribution arrangements.

Domestic revenue as a percent of total revenue was 66%, 69%, and 67% in 2009, 2008 and 2007, respectively.

As a percent of total revenue, domestic sales through our direct and other sales channels, respectively, was 59% and 7% in 2009, 62% and 7% in 2008, and 57% and 10% in 2007.

International Direct and Distributor Sales

We sell some of our products outside the U.S. through direct sales channels in the French and German speaking regions of Europe, and in Denmark, and sell other products in those regions and into more than 100 other countries through a distributor sales channel.

International revenue as a percent of total revenue was 34%, 31%, and 33% in 2009, 2008 and 2007, respectively.

As a percent of total revenue, international sales through our direct and other sales channels, respectively, was 8% and 26% in 2009, 16% and 15% in 2008, and 14% and 19% in 2007.

We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or sub distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.

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

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase prices for member hospitals, group practices, and other clinics. Direct purchases by GPO members accounted for approximately 24%, 31% and 35% of our revenue in 2009, 2008 and 2007, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 8%, 10% and 9% of our revenue in 2009, 2008 and 2007, respectively. Our revenue recognition policies related to sales to GPO members are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this report.

Third-Party Reimbursement

In the U.S., health care providers generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedures they perform. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors provide for services utilizing our products. For this reason, we are not able to measure a reimbursement success rate for our products.

Customer Service and Support

We provide a one-year warranty on all medical device products. We also sell extended service agreements on our medical device products. Service, repair, and calibration services for our domestic customers are provided by Company-owned service centers and our field service specialists. Service for our international customers is provided by a combination of our Company-owned authorized service centers and third-party vendors on a contract basis.

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

Our manufacturing, service, and repair facilities are subject to periodic inspection by federal, state, and foreign regulatory authorities. Our quality assurance system is subject to regulation by the FDA and other state government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. In addition, our production facilities have received ISO 13485 certification. ISO 13485 certification standards for quality operations have been developed to ensure that medical device companies meet the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allows us to place a CE mark on our products.

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

Partnerships that complement our expertise.    We continue to seek strategic partners in order to develop products that may not otherwise be available to us. By taking advantage of our core competencies, we believe that we can bring products to market in an efficient manner and leverage our distribution channels.

New opportunities through technology acquisition.    We continue to evaluate new, emerging, and complementary technologies in order to identify new product opportunities. With our knowledge of our current markets we believe that we can effectively develop technologies into successful new products.

Our research and development expenses were $16.7 million or 10.0% of total revenue in 2009, $15.6 million or 9.6% of total revenue in 2008, and $15.6 million or 13.2% of total revenue in 2007.

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

Government Regulation

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, the medical devices we sell in the United States, with the exception of some disposable products, must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:

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

We received approval for our Olympic Cool-Cap product as a Class III device from the FDA through the premarket approval process. Most of our other products have been cleared by the FDA as Class II devices. Some of our disposable products and newborn care products, such as our neonatal headshields and oxygen delivery systems, have received FDA clearance as Class I devices. Our newborn screening data management product line and selected other products are not regulated by the FDA.

FDA Regulation

Numerous FDA regulatory requirements apply to our products. These requirements include:

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

Class II and Class III devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries, and FDA guidelines that may not apply to Class I devices. We believe we are in compliance with applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes existing regulations or adopts new requirements.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the Agency can institute a wide variety of enforcement actions, including:

•	Issuance of a Form 483 citation;

•	Fines, injunctions, and civil penalties;

•	Recall or seizure of our products;

•	Issuance of public notices or warnings;

•	Imposition of operating restrictions, partial suspension, or total shutdown of production;

•	Refusal of our requests for 510(k) clearance or pre-market approval of new products;

•	Withdrawal of 510(k) clearance or pre-market approval already granted; or

•	Criminal prosecution.

The FDA also has the authority to require us to repair, replace, or refund the cost of any medical device manufactured or distributed by us.

Other U.S. Regulations

We also must comply with numerous additional federal, state, and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, biohazards, fire hazard control, and hazardous substance disposal. We believe we are currently in compliance with such regulations.

Foreign Regulation

In the foreign countries in which we sell or plan to sell our FDA-regulated products, these products are also regulated as medical devices and are subject to regulatory requirements by foreign governmental agencies similar to those of the FDA. Our manufacturing facilities are audited and have been certified to be 13485:2003 International Standard for Medical Devices and Device Directive 93/42/EEC, Annex II, Section 3.2 compliant, which allows us to sell our products in Europe and Canada. Our manufacturing facilities are subject to CE Mark and ISO 13485 inspection by our notified body, British Standards Institution Management Systems. We plan to seek approval to sell our products in additional countries. The time and cost required to obtain market authorization from other countries and the requirements for licensing a product in another country may differ significantly from FDA requirements.

Employees

On December 31, 2009, we had 635 full time employees worldwide. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2010:

Name	Age	Position(s)
James B. Hawkins	54	President, Chief Executive Officer, and Director
Steven J. Murphy	58	Vice President Finance and Chief Financial Officer
William L. Mince	58	Vice President North American Operations
Kenneth M. Traverso	49	Vice President Marketing and Sales
D. Christopher Chung, M.D.	46	Vice President Medical Affairs and R&D

James B. Hawkins has served as President and Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004. Mr. Hawkins has over 25 years of combined medical device and financial management experience. Prior to joining Natus, he was President and Chief Executive Officer of Nasdaq-traded Invivo Corporation for 19 years. Invivo Corporation, a maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation. He earned a Bachelor of Commerce degree, specialized in Management from Santa Clara University and a Masters of Business Administration - Finance degree from San Francisco State University. Mr. Hawkins is a Director of Iridex Corp.

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

We maintain corporate offices at 1501 Industrial Road, San Carlos, California 94070. Our telephone number is (650) 802-0400. We maintain a corporate website at www.natus.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; and Hawaii Medical and Alpine Biomed in 2009.

We expect to continue to pursue opportunities to acquire other businesses in future periods. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings. Our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon;

Bio-logic in Illinois; Neometrics in New York; Xltek and Stellate in Canada; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, and IT-Med (collectively “Natus Europe”) and Alpine Biomed Germany in Germany; and Deltamed and Alpine Biomed France in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

•	Failure of customers to continue using the products and services of the combined company;

•	Failure to successfully develop the acquired technology into the desired products or enhancements;

•	Assumption of unknown liabilities;

•	Failure to understand products or technologies with which we have limited previous experience;

•	Failure to compete effectively in new markets;

•	Decreased liquidity, restrictive bank covenants, and incremental financing costs associated with debt we may incur to complete future acquisitions; and

•	Diversion of the attention of management from other ongoing business concerns.

Our acquisitions of products, technology assets, or businesses may have a negative impact on our business if we fail to achieve the anticipated financial, strategic and other benefits of these acquisitions or investments. In addition, our reported operating results may suffer because of impairment charges incurred to write down the carrying amount of intangible assets, including goodwill, generated as a result of the acquisitions.

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products worsened and global financial markets subsequently experienced significant volatility and declines throughout much of 2009. We are unable to foresee when, or if, these factors might return to more normal levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

For example, we are currently in the process of implementing the rollout of an enterprise resource planning application (“ERP”) in our European operating divisions. Until we have completed this ERP implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling our products or technologies

Clinicians, hospitals, and government agencies are unlikely to purchase our products if clinicians are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

Healthcare reforms, changes in healthcare policies and changes to third-party reimbursements for our products may affect demand for our products

The U. S. government has in the past considered, is currently considering, and may in the future consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for our products. These policies have included, and may in the future include: basing reimbursement policies and rates on clinical outcomes; the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls and taxes on medical device providers; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress. It is unclear which, if any, of the various U.S. healthcare reform policies currently being discussed and/or proposed might be enacted by the U.S. Congress and signed into law by the President.

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

Increased sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which would reduce our revenue and gross profits

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our revenue and profits to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 24%, 31% and 35% of our total revenue during 2009, 2008 and 2007, respectively, and sales to members of one GPO, Novation LLC, accounted for approximately 8%, 10% and 9% of our total revenue in 2009, 2008 and 2007, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our revenue and profits could decline.

Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business

A majority of customers for our products are hospitals, physician offices, and clinics. Many factors, including public policy spending provisions, available resources, and economic cycles have a significant effect on the capital spending policies of these entities and therefore the amount that they can spend on our equipment products. If budget resources limit the capital spending of our customers, they will be unlikely to either purchase any new equipment from us or upgrade to any of our newer equipment products. Lack of liquidity in credit markets and uncertainty about future economic conditions can have an adverse effect on the spending patterns of our customers. These factors can have a significant adverse effect on the demand for our products.

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

Our operating results may decline if we do not succeed in developing, acquiring and marketing additional products or improving our existing products

We intend to develop additional products and technologies, including enhancements of existing products, for the screening, detection, treatment, monitoring and tracking of common medical ailments. Developing new products and improving our existing products to meet the needs of current and future customers requires significant investments in research and development. If we fail to successfully sell new products, update our existing products, or timely react to changes in technology, our operating results may decline as our existing products reach the end of their commercial life cycles.

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

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks in the U.S. and abroad;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased healthcare spending by foreign governments that would reduce international demand for our products;

•	Continued strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because most of our international sales are denominated in U.S. dollars;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval; and

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business.

In particular, our international sales could be adversely affected by a strengthening of the U.S. dollar relative to other foreign currencies, which makes our products more costly to international customers to whom sales are denominated in U.S. dollars.

Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations

Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. With the exception of our Canadian operations, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. To date we have executed only limited foreign currency contracts to hedge these currency risks. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

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

If guidelines mandating universal newborn hearing screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our sales of newborn hearing screening products may not achieve the revenue growth we have achieved in the past

We estimate that approximately 95% of the children born in the U.S. are currently being tested for hearing impairment prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and when newborn hearing screening programs are enacted by foreign governments there can be a phase-in period spanning several years. The widespread adoption of guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn hearing screening as well as the use of our products to perform the screening and monitoring. Our revenue from our newborn hearing screening product lines may not grow if foreign governments do not require universal newborn hearing screening prior to hospital discharge, if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.

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

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. Our future success also will depend, in part, on the continued service of our key management personnel, software engineers, and other research and development employees and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Demand for these skilled employees in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our product technologies. We may be unable to attract and retain personnel necessary for the development of our business.

Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business

Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in other countries. Our products are classified as medical devices. Medical devices are subject to extensive regulation by the FDA pursuant to regulations that are wide ranging and govern, among other things: design and development; manufacturing and testing; labeling; storage and record keeping; advertising, promotion, marketing, sales distribution and export; and surveillance and reporting of deaths or serious injuries.

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

Our Olympic Cool-Cap is a class III minimally invasive medical device, and as such we may be subject to an increased product liability risk relative to our other class I and class II non-invasive products. In addition, this type of product is subject to greater FDA oversight than our other products and there is greater risk that sales of the product could be interrupted due to the premarket approval processes of the FDA and other regulatory bodies.

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

Our operating results would suffer if we were subject to a protracted infringement claim

The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening and diagnostic products may become increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products overlap. Third parties such as individuals, educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

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

We may also find it necessary to bring infringement actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and disruptive of our management’s attention, and in any event may not lead to a successful result relative to the resources dedicated to any such litigation.

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

We have experienced seasonality in the sale of our products

We experience seasonality in our revenue. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter, due to patterns in the capital budgeting and purchasing cycles of our current and prospective customers, many of which are government agencies, and the compensation arrangements of our direct sales employees, as those arrangements are tied to calendar-year sales plans. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. We anticipate that we will continue to experience these seasonal fluctuations, which may lead to fluctuations in our quarterly operating results. We believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties

Our corporate headquarters are located in San Carlos, California, in facilities covering 26,300 square feet pursuant to a lease that expires in June 2015.

We also utilize the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially for the operations of Xltek;

•	26,000 square feet in Mundelein, Illinois, utilized substantially for the operations of Bio-logic.

Leased Facilities:

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2011, that is utilized substantially for the operations of Olympic Medical;

•	12,000 square feet in Clackamas, Oregon, pursuant to a lease that expires in April, 2014, that is utilized substantially for the operations of Neurocom;

•	2,900 square feet in Hauppauge, New York, pursuant to a lease that expires in October 2012, that is utilized substantially for the operations of Neometrics;

•	14,800 square feet in Montreal, Quebec, Canada, pursuant to a lease that expires in October, 2012, that is utilized substantially for the operations of Stellate.

•	48,000 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six months notice that is utilized for the operations of Alpine Biomed;

•

29,000 square feet in Munich, Germany, pursuant to a lease that expires in March, 2012, that is utilized substantially for the operations of Schwarzer Neurology and Fischer-Zoth; and 1,700 square feet in Langenfeld, Germany, pursuant to a lease on a month to month basis, that is utilized substantially for the operations of Alpine Biomed Germany; and

•

2,700 square feet in Paris and 7,500 square feet in Bordeaux, both in France, pursuant to leases that expire in October 2016, and March 2012, respectively, that are utilized substantially for the operations of Deltamed; and 3,200 square feet in Courtaboeuf Cedex, France pursuant to a lease that expires in September 2016 that is utilized substantially for the operations of Alpine Biomed France.

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

ITEM 4.	(Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Select Market under the symbol “BABY”. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2009:
Fourth Quarter	$16.22	$12.59
Third Quarter	17.51	9.92
Second Quarter	11.72	7.08
First Quarter	13.00	6.46

Fiscal Year Ended December 31, 2008:
Fourth Quarter	$22.85	$8.95
Third Quarter	26.00	20.50
Second Quarter	22.08	17.83
First Quarter	20.33	16.06

As of March 8, 2010, there were 28,417,196 shares of our common stock issued and outstanding and held by approximately 114 stockholders of record. We estimate that there are approximately 11,200 beneficial owners of our common stock.

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

The following graph shows a comparison, from January 1, 2004 through December 31, 2009, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2004	2005	2006	2007	2008	2009
Natus Medical Incorporated	Return %		101.74	2.91	16.49	(33.08)	14.21
	Cum $	$100.00	$201.74	$207.60	$241.84	$161.85	$184.85
NASDAQ Composite—Total Return	Return %		2.12	10.39	10.65	(39.98)	45.36
	Cum $	$100.00	$102.12	$112.73	$124.73	$74.87	$108.83
S&P 500 Health Care Equipment Index	Return %		0.06	4.11	5.15	(27.63)	28.75
	Cum $	$100.00	$100.06	$104.18	$109.54	$79.27	$102.06

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2009, 2008, 2007, 2006 and 2005 and for each of the years in the five-year period ended December 31, 2009, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005 and the consolidated statements of operations data for the years ended December 31, 2006 and 2005 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2009 [i]	2008 [i]	2007 [i]	2006 [i]	2005 [i]
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$166,505	$161,831	$118,374	$89,915	$43,045
Cost of revenue	66,670	60,933	43,100	33,665	16,092

Gross profit	99,835	100,898	75,274	56,250	26,953

Operating expenses:
Marketing and selling	45,209	40,093	28,202	21,944	11,396
Research and development	16,676	15,576	15,645	10,604	4,318
General and administrative	23,133	19,746	15,214	11,004	5,806
Acquired in-process research and development(ii)	—	—	300	9,800	—

Total operating expense	85,018	75,415	59,361	53,352	21,520

Income from operations	14,817	25,483	15,913	2,898	5,433
Other income, net	1,750	2,142	101	225	1,228

Income before provision for income taxes	16,567	27,625	16,014	3,123	6,661
Provision for income tax expense	5,488	10,152	6,234	4,050	509

Net income (loss)	$11,079	$17,473	$9,780	$(927)	$6,152

Earnings (loss) per share:
Basic	$0.40	$0.69	$0.45	$(0.05)	$0.35

Diluted	$0.39	$0.66	$0.43	$(0.05)	$0.33

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	27,651	25,278	21,600	19,548	17,429
Diluted	28,476	26,557	22,815	19,548	18,693

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$33,551	$56,915	$11,916	$15,392	$52,209
Working capital	74,968	102,336	19,162	30,803	57,495
Total assets	291,491	258,622	189,571	124,163	77,395
Long-term debt (including current portion)	1,109	1,288	36,816	—	—
Total stockholders’ equity	243,156	226,494	115,718	101,026	68,965

(i)

Results of operations of the business we have acquired are included from their acquisition dates as follows: Fischer-Zoth in September 2004, Bio-logic in January 2006, Deltamed in September 2006, Olympic in October 2006, Xltek in November 2007, Sonamed in May 2008, Schwarzer Neurology in July 2008, Neurocom in October 2008, Hawaii Medical in July 2009, and Alpine Biomed in September 2009.

(ii)	Acquired in-process research and development charges in 2007 are associated with our acquisition of Xltek, and in 2006 with our acquisitions of Bio-logic and Olympic.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2009 Overview. A summary of key information concerning the financial results for 2009 and changes from 2008.

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; and Hawaii Medical and Alpine Biomed in 2009.

Year 2009 Overview

During 2009, we continued to face challenging industry conditions as the global economic downturn in many parts of the world continued to impact business confidence. For the year, revenue declined across most of our business units. The growth that we did experience in 2009 was attributable to acquisitions completed during the year, as further discussed below. Despite these challenges, we generated strong cash flow from operations in 2009 and exited the year with $33 million of cash and only $1 million of long-term debt tied to our real estate.

In light of the uncertain economic conditions prevailing as we entered 2009, we took a more cautious approach in evaluating potential acquisition candidates, and did not resume acquisition activity until the second half of 2009.

We acquired Hawaii Medical in July for $2.9 million in cash. Massachusetts based Hawaii Medical manufactures and markets single-use disposable products sold into the NICU and nursery in hospitals.

We acquired Alpine Biomed in September 2009 for $43.2 million in cash. Alpine Biomed, with corporate headquarters in Fountain Valley, California and manufacturing facilities in Montreal, Canada, and Copenhagen, Denmark, is a leader in the development, manufacturing, and sales of devices for the diagnosis of neurological disorders. Alpine Biomed’s broad range of products includes advanced electromyography systems for the diagnoses of peripheral nervous system dysfunctions as well as devices for routine EEG and long term epilepsy monitoring.

Market conditions in our target markets appeared to improve in the latter half of 2009. However, we do not believe that our markets have yet returned to the level of activity that prevailed prior to the commencement of the credit crisis in the third quarter of 2008 that precipitated the global economic crisis. As a result of cost containment and other measures we have implemented, and our recent acquisitions, we believe that we will be well-positioned to capitalize on improving market conditions as, and to the extent, that such conditions develop.

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

Revenue recognition

We recognize revenue, net of discounts, from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point, however, terms of sale for some neurology and sleep-diagnostic systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by our distributor at the shipping point.

Revenue from sales of certain of our diagnostic neurology and hearing systems is recognized in accordance with Financial Accounting Standards Board (“FASB”) ASC 450-10-60, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is probable. For arrangements with multiple deliverables, revenue is allocated to the deliverables based on vendor specific objective evidence. For products shipped under FOB origin or EXW terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation or training services that are performed after the related products have been delivered. Revenue related to undelivered installation services is deferred until such time as installation is complete at the customer’s site. Revenue related to training services is recognized when such services are provided. Fair value for installation or training services are based on the price charged as if the services were sold separately. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two step process. In the first analysis, the fair value of the reporting unit is compared to the unit’s fair value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first analysis indicates that the carrying value exceeds the fair value, a second analysis is performed to determine the amount of the goodwill impairment loss, if any.

In step two of the impairment test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the entity shall allocate the fair value of a reporting unit to all the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

To determine the estimated fair value of reporting units, three valuation methodologies are utilized: (i) discounted cash flow analyses, (ii) market multiples, and (iii) comparative transactions. The valuations indicated by these three methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization (i.e. EBITDA) and terminal values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization.

Liability for product warranties

Our medical device products are covered by standard one-year product warranty plans. A liability has been established for the expected cost of servicing our medical device products during these service periods. We base the liability on actual warranty costs incurred to service those products. On new products, additions to the reserve are based on a combination of factors including the percentage of service department labor applied to warranty repairs, as well as actual service department costs and other judgments, such as the degree to which the product incorporates new technology applied to the number of units sold. As warranty costs are incurred, the reserve is reduced.

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

Share-based compensation

We record the fair value of share-based compensation awards as expenses in the consolidated statement of operations. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected dividend yield, risk-free interest rate, expected stock-price volatility, expected term, and forfeiture rate. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, expected stock-price volatility, expected life, and forfeiture rate assumptions require a greater level of judgment which makes them critical accounting estimates. If we used different assumptions, we would have recorded different amounts of share-based compensation.

Results of Operations

The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.0	37.7	36.4

Gross profit	60.0	62.3	63.6

Operating expenses:
Marketing and selling	27.2	24.7	23.8
Research and development	10.0	9.6	13.2
General and administrative	13.9	12.2	12.8
Acquired in-process research and development	—	—	0.3

Total operating expenses	51.1	46.5	50.1

Income from operations	8.9	15.8	13.5
Other income, net	1.1	1.3	0 .1

Income before provision for income tax	10.0	17.1	13.6
Income tax provision	3.3	6.3	5.3

Net income	6.7%	10.8%	8.3%

Acquisitions

We completed six significant acquisitions during 2009, 2008 and 2007, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2009, 2008 and 2007.

•	Alpine Biomed—Completed on September 14, 2009. Alpine Biomed reported revenue from its neurology business of approximately $38.1 million during its last completed fiscal year prior to the acquisition.

•	Hawaii Medical—Completed on July 2, 2009. Hawaii Medical reported revenue of approximately $3.2 million during its last completed fiscal year prior to the acquisition.

•	Neurocom—Completed on October 2, 2008. Neurocom reported revenue of approximately $11.4 million during its last completed fiscal year prior to the acquisition.

•	Schwarzer Neurology—Completed on July 2, 2008. Schwarzer Neurology reported revenue of approximately $7.1 million during its last completed fiscal year prior to the acquisition.

•	Sonamed—Completed on May 27, 2008. Sonamed reported revenue of approximately $3.5 million during its last completed fiscal year prior to the acquisition.

•	Xltek—Completed on November 29, 2007. Xltek reported revenue of approximately $26.7 million during its last completed fiscal year prior to the acquisition.

The pre-acquisition revenue of our acquired companies may not be indicative of their contribution to revenue in the future.

Comparison of 2009 and 2008

Operating Results

We analyze our revenue from two perspectives. Because our acquisitions have been significant, we measure the contribution to consolidated revenue of the businesses we acquire. We also analyze our revenue as coming from two sources: devices and systems, and supplies and services. We report freight revenue separate from these two sources.

Our revenue increased 2.9%, or $4.7 million, to $166.5 million in 2009, from $161.8 million in 2008. Alpine Biomed, Neurocom and Schwarzer Neurology contributed $17.4 million to this increase in our revenue in 2009. This was offset by a $12.2 million net decrease in equipment sales across the Company’s other product lines, resulting from a weakness in demand that we believe was due to the economic recession during 2009.

Revenue from devices and systems was $96.2 million in 2009, representing a decrease of 6% or $6.3 million, from $102.5 million reported in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $12.1 million of the increase in revenue from devices and systems offset by a $6.8 million decrease in hearing revenue, a $5.3 million decrease in neurology revenue, and a $3.1 million decrease in newborn care revenue. Revenue from supplies and services was $67.1 million in 2009, representing an increase of 18%, or $10.6 million, from $56.7 million in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $5.1 million of the increase. Hearing supplies increased by $1.3 million and newborn care supplies increased by $2.0 million.

Revenue from devices and systems was 58% of consolidated revenue in 2009 compared to 63% of total revenue in 2008, and revenue from supplies and services was 40% of total revenue in 2009 compared to 35% of revenue in 2008. Freight revenue of $3.2 million in 2009 and $2.7 million in 2008 represented 2% of total revenue in both periods.

No customer accounted for more than 10% of our revenue in either 2009 or 2008. Revenue from domestic sales decreased 3% to $109.7 million in 2009, from $112.6 million in 2008. Revenue from international sales increased 15% to $56.8 million in 2009, compared to $49.2 million in 2008. Revenue from domestic sales was 66% of total revenue in 2009, compared to 70% in 2008, and revenue from international sales was 34% of total revenue in 2009 compared to 30% of revenue in 2008. The changes in the percentages from 2009 to 2008 resulted primarily from the contribution of Alpine Biomed, whose sales are primarily in Europe.

Our cost of revenue increased $5.7 million, or 9%, to $66.7 million in 2009, from $60.9 million in 2008. The increase was primarily due to our increased sales and higher materials costs. Gross profit decreased $1.1 million, or 1%, to $99.8 million in 2009 from $100.9 million in 2008. Gross profit as a percentage of revenue was 60% in 2009 compared to 62% in 2008. The decline in gross profit as a percentage of sales was due in part to the Alpine Biomed products having a lower gross margin than our existing products. In addition, the gross profit percentage of our European operations, excluding Alpine, was approximately 50% for 2009 compared to approximately 59% for 2008, due primarily to the impact that a lower revenue base had on manufacturing overhead as a percentage of revenue, as this cost is largely fixed.

Total operating costs increased $9.6 million, or 13%, to $85.0 million in 2009, from $75.4 million in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $12.5 million of the increase in operating costs partially offset by a $2.8 million decrease in operating costs in our North American divisions resulting from restructuring activities initiated in early 2008 that were substantially completed in that year. Our operating costs increased as a percentage of revenue from 47% in 2008 to 51% in 2009.

Our marketing and selling expenses increased $5.1 million, or 13%, to $45.2 million in 2009, from $40.1 million in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $6.7 million of the increase offset by a decrease of $1.2 million in sales compensation costs resulting from decreased direct sales of devices. Marketing and selling expenses as a percent of total revenue increased from 24.8% in 2008 to 27.2% in 2009.

Our research and development expenses increased $1.1 million, or 7%, to $16.7 million in 2009 from $15.6 million in 2008. The operations of Alpine Biomed, Neurocom, and Schwarzer Neurology contributed to $2.2 million of research and development expense, partially offset by reduced costs resulting from restructuring activities implemented in February 2008 for which we did not receive a benefit until late in 2008 and continuing into 2009. Research and development expenses as a percent of total revenue increased from 9.6% in 2008 to 10.0% in 2009.

Our general and administrative expenses increased $3.4 million, or 17%, to $23.1 million in 2009 from $19.7 million in 2008. General and administrative expenses as a percent of revenue increased from 12.2% in 2008 to 13.9% in 2009. General and administrative expenses of Alpine Biomed, Neurocom and Schwarzer Neurology represented $3.6 million of the increase. Direct costs of acquisitions completed in 2009 totaled $460,000 and were reported as a component of general and administrative expense; we had no similar costs in 2008 under prior accounting rules. General and administrative expenses other than those mentioned above were approximately $560,000 lower in 2009 compared to 2008.

Other income, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income, net of $1.7 million in 2009, compared to $2.1 million in 2008. Investment income of $228,000 in 2009 was $801,000 less than the amount reported for 2008 reflecting lower interest rates and a lower investment portfolio due to our recent acquisitions. Net foreign currency exchange gains reported in 2009 were $1.1 million less than the amount reported for 2008. We reported $582,000 less in interest expense in 2009 compared to 2008 due primarily to lower outstanding balances on our credit facilities. In 2009 we also recorded a $650,000 adjustment to the value of a contingent liability associated with the acquisition of Alpine Biomed that resulted in an increase to other income for which there was no similar item in 2008.

We recorded income tax expense of $5.5 million in 2009, compared to $10.2 million recorded in 2008. Our effective tax rate for 2009 decreased to 33.1% compared to 36.7% in 2008 because more of our income was taxed in foreign jurisdictions with tax rates lower than in the U.S. At December 31, 2009, we had federal net operating loss carryforwards of approximately $8.2 million available to offset future taxable income. Income tax expense related to our international operations is based on the statutory rates in those jurisdictions.

On January 13, 2010 we announced that we had adopted a reorganization plan that is designed to eliminate redundant costs resulting from the acquisition of Alpine Biomed for which we expect to record a restructuring charge approximately $2.5 million in the first quarter of 2010.

Comparison of 2008 and 2007

Operating Results

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

Other income, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported net other income of $2.1 million in 2008, compared to $101,000 in 2007 due primarily to net currency exchange gains. Unrealized exchange gains and losses from our consolidated foreign subsidiaries are not included in net income, but are reported as a component of other comprehensive income. In connection with the acquisition of Xltek, in mid October 2007 we entered into a forward contract for the purchase of CAD $50 million. This contract was executed on November 27, 2007, and resulted in a currency hedging loss of approximately $480,000 in the fourth quarter of 2007. During the two days between the execution of the contract and the funding of the acquisition, we incurred an additional currency loss of $250,000, also in the fourth quarter of 2007. We did not enter into any other significant hedging activities in 2008 or 2007.

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

Liquidity and Capital Resources

Comparison of 2009 and 2008

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to raise capital. Therefore, liquidity cannot be considered separately from capital resources that consist of our current funds and the potential to increase those funds in the future. We plan to use these resources in meeting our commitments and in achieving our business objectives.

As of December 31, 2009, we had cash, cash equivalents, and short-term investments of $33.5 million, stockholders’ equity of $243.2 million, and working capital of $75.0 million, compared with cash and cash equivalents of $56.9 million, stockholders’ equity of $226.5 million, and working capital of $102.3 million as of December 31, 2008.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed two acquisitions in 2009 including Alpine Biomed at the end of the third quarter, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We have a $25 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of our assets. We did not draw on the facility during 2009. We have no other significant credit facilities.

Global capital markets have been, and may continue to be, disrupted and volatile. The cost and availability of equity and debt funding has been and may continue to be adversely affected by illiquid capital and credit markets. Some lenders have reduced or, in some cases, ceased to provide funding to borrowers. We believe that we have adequate liquidity to meet our present needs. Continued turbulence in the United States and international financial markets, however, could adversely affect the cost and availability of financing to us in the future and limit our ability to acquire products, other assets, or businesses.

Cash provided by operations increased by $14.8 million for the year ended December 31, 2009 to $26.6 million, compared to $11.8 million in 2008. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $24.2 million in 2009, compared to $26.9 million in 2008. The aggregate impact of changes in certain operating assets and liabilities was a cash inflow of $2.4 million in 2009 compared to a cash outflow of $15.1 million in 2008. In particular, while the carrying amounts of accounts receivable and inventory, exclusive of those items acquired in acquisitions, resulted in a use of cash of $10.3 million in 2008, they resulted in a source of cash of $662,000 in 2009.

Cash used in investing activities was $51.8 million for the year ended December 31, 2009, compared to $34.0 million in 2008. We used $2.6 million and $3.6 million of cash to acquire property and equipment, during the years ended December 31, 2009 and 2008, respectively. We used $47.2 million of cash to acquire businesses during the year ended December 31, 2009 compared with $29.0 million during the year ended December 31, 2008. During the year ended December 31, 2009 we recorded $1.0 million of internal use software development costs compared with $1.5 million in 2008. In addition, we purchased $965,000 of marketable securities in 2009 and purchased and sold $12.1 million of marketable securities during the year ended December 31, 2008.

Cash provided by financing activities was $489,000 in the year ended December 31, 2009, compared to $69.1 million in 2008. We raised an aggregate of $99.3 million through underwritten registered public offerings of our common stock in April and May 2008 with no similar transactions in 2009. We received cash from sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $1.1 million and $2.9 million in the year ended December 31, 2009 and 2008, respectively. In 2009 our after-tax cost of stock-based compensation was $159,000 more than the tax benefit we received from those arrangements, compared with an excess tax benefit of $2.2 million in 2008. These amounts were recorded as a decrease to stockholders’ equity in 2009 and as an increase to stockholders’ equity in 2008. We repaid $429,000 under term loan agreements in the year ended December 31, 2009. During the year ended December 31, 2008, we borrowed $6.0 million under our revolving line of credit and we repaid $25.2 million on our term loan agreements and $16.1 million on our revolving credit facility.

Comparison of 2008 and 2007

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

Cash provided by financing activities was $69.1 million in the year ended December 31, 2008, compared to $37.6 million in 2007. We raised an aggregate of $99.3 million through underwritten registered public offerings of our common stock in April and May 2008 with no similar transactions in 2007. We raised cash through sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $2.9 million and $2.0 million in the year ended December 31, 2008 and 2007, respectively. We also realized an excess tax benefit of $2.2 million on the exercise of employee stock options in 2008 compared to $598,000 in 2007; in both years this was recorded as an increase to stockholders’ equity. During the year ended December 31, 2008, we borrowed $6.0 million under our revolving line of credit and we repaid $25.2 million on our term loan and $16.1 million on our revolving credit facility. We had no similar uses of cash for financing activities in the year ended December 31, 2007.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office equipment and term loans. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$18,054	$18,003	$51	$—	$—
Operating lease obligations	247	82	163	2	—
Other contractual obligations	1,000	—	1,000	—	—
Long-term liabilities (including interest)	1,301	257	551	493	—

Total	$20,602	$18,342	$1,765	$495	$—

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

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 14 of our consolidated financial statements for further discussion on income taxes.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2009. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2009.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2009, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2009. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2009. We had no other off-balance sheet arrangements during any of fiscal 2009, 2008 or 2007 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

Recent Accounting Pronouncements

See Note 1—Organization and Significant Accounting Policies to the Consolidated Financial Statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: our ability to capitalize on improving market conditions, the sufficiency of our current cash, cash equivalents and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, and our intent to acquire additional technologies, products or businesses.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
	(in thousands)
Revenue	$51,634	$44,251	$37,263	$33,357	$43,396	$41,714	$39,862	$36,859
Cost of revenue	21,801	17,450	14,370	13,049	15,719	15,835	15,374	14,005

Gross profit	29,833	26,801	22,893	20,308	27,677	25,879	24,488	22,854
Gross profit percentage	57.8%	60.6%	61.4%	60.9%	63.8%	62.0%	61.4%	62.0%
Operating expenses:
Marketing and selling	13,204	11,767	10,251	9,987	11,072	9,965	9,180	9,876
Research and development	4,837	4,175	3,950	3,714	3,615	4,066	4,068	3,827
General and administrative	6,671	5,688	5,270	5,504	4,537	4,913	5,440	4,856

Total operating expenses	24,712	21,630	19,471	19,205	19,224	18,944	18,688	18,559

Income from operations	5,121	5,171	3,422	1,103	8,453	6,935	5,800	4,295
Other income, net	1,166	71	387	126	1,188	567	386	1

Income before provision for income tax	6,287	5,242	3,809	1,229	9,641	7,502	6,186	4,296
Provision for income tax	2,000	1,573	1,473	442	3,354	2,710	2,419	1,669

Net income	$4,287	$3,669	$2,336	$787	$6,287	$4,792	$3,767	$2,627

Earnings per share:
Basic	$0.15	$0.14	$0.08	$0.03	$0.23	$0.17	$0.16	$0.12

Diluted	$0.15	$0.13	$0.08	$0.03	$0.22	$0.17	$0.15	$0.11

Weighted average shares used in the calculation of net earnings per share:
Basic	27,686	27,669	27,644	27,606	27,598	27,445	24,248	21,742
Diluted	28,769	28,668	28,276	28,136	28,588	28,756	25,514	22,977

We acquired Alpine Biomed in September, 2009, Hawaii Medical in July, 2009, Neurocom in October 2008, Schwarzer Neurology in July 2008, and Sonamed Corporation in May 2008. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the rules of the Securities and Exchange Commission, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, “without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Our chief executive officer and chief financial officer determined that as of December 31, 2009 our disclosure controls and procedures were effective for the purpose set forth above.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15-(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

We acquired Alpine Biomed Holdings Corp. in September 2009 and as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, the internal control over financial reporting of this entity. Total assets including goodwill and intangible assets related to Alpine Biomed of $57.3 million as of December 31, 2009, and revenue of $11.5 million for the period from the date of acquisition to December 31, 2009, were included in our consolidated financial statements as of and for the year ended December 31, 2009. Our assessment of internal control over financial reporting excluded an evaluation of the internal control over financial reporting of this entity as of December 31, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP. has audited the consolidated financial statements and financial statement schedule included in this annual report. They also audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in their report included in this annual report.

(b) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the internal control over financial reporting of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Alpine Biomed Holding Corp. (“Alpine”) which was acquired on September 14, 2009, whose financial statements constitute 19% of total assets, 23% of net assets, 7% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Alpine. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule at Item 15(a)(2) of this annual report as of and for the year ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph relating to the adoption of Accounting Standards Codification Topic 805, Business Combinations (formerly SFAS 141R).

/s/ Deloitte & Touche LLP

San Francisco, CA

March 12, 2010

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our 2010 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Awards Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,435,394	$10.00	8,319,618
Equity compensation plans not approved by security holders	—	—	—

Total	3,435,394	$10.00	8,319,618

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, and rights, 3,525 shares related to outstanding options under our 1991 Stock Option Plan, 2,467,047 shares related to outstanding options under our 2000 Stock Awards Plan, 150,000 shares related to outstanding options under our 2000 Supplemental Stock Option Plan, and 280,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 3,503,039 shares remained available for future issuance under our 2000 Stock Awards Plan, 536,142 shares remained available for future issuance under our 2000 Director Option Plan, and 4,280,437 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Awards Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under, or the weighted average exercise price of outstanding rights under, the 2000 Employee Stock Purchase Plan.

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2010 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2010 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2010 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2010 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$1,126	$—	$1,137	$(748)	$1,515
Accrued warranty costs	$1,076	$44	$542	$(968)	$694
Year ended December 31, 2008
Allowance for doubtful accounts	$993	$—	$304	$(241)	$1,056
Accrued warranty costs	$1,000	$75	$1,122	$(1,121)	$1,076
Year ended December 31, 2007
Allowance for doubtful accounts	$552	$—	$243	$(196)	$599
Accrued warranty costs	$877	$229	$213	$(319)	$1,000

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.1	Agreement and Plan of Merger among Natus Medical Incorporated, Squaw Acquisition Corporation and Alpine Biomed Holdings Corp., dated September 14, 2009.	8-K	2.01	00-33001	09/16/2009

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.7	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.8	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.9*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.9.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

10.13	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

10.14	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	08/06/2008

10.15	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	09/05/2008

10.16	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.16	000-33001	03/10/2009

10.17	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank, National Association	10-K	10.17	000-33001	03/10/2009

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.18	Fourth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	08/07/2009

10.19	Fifth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	09/11/2009

10.20	Sixth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	11/23/2009

10.21	Seventh Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement

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

Dated: March 12, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 12, 2010

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 12, 2010

/s/ Doris Engibous (Doris Engibous)	Director	March 12, 2010

/s/ Ken Ludlum (Ken Ludlum)	Director	March 12, 2010

/s/ Mark D. Michael (Mark D. Michael)	Director	March 12, 2010

/s/ William M. Moore (William M. Moore)	Director	March 12, 2010

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted Accounting Standards Codification 805, Business Combinations(formerly SFAS 141R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 12, 2010

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$32,586	$56,915
Short-term investments	965	—
Accounts receivable, net of allowance for doubtful accounts of $1,515 and $1,126	43,750	36,242
Inventories	22,408	25,009
Prepaid expenses and other current assets	4,213	3,554
Deferred income tax	4,248	3,928

Total current assets	108,170	125,648
Property and equipment, net	14,066	14,002
Intangible assets	70,144	57,729
Goodwill	92,258	60,858
Other assets	6,853	385

Total assets	$291,491	$258,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,074	$7,375
Current portion of long-term debt	178	206
Accrued liabilities	17,245	11,895
Deferred revenue	4,705	3,836

Total current liabilities	33,202	23,312
Long-term liabilities
Other liabilities	7,186	4,586
Long-term debt	931	1,082
Deferred income tax	7,016	3,148

Total liabilities	48,335	32,128

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 28,380,967 in 2009 and 27,959,919 in 2008	250,374	245,476
Retained earnings / (Accumulated deficit)	5,737	(5,342)
Accumulated other comprehensive (loss)	(12,955)	(13,640)

Total stockholders’ equity	243,156	226,494

Total liabilities and stockholders’ equity	$291,491	$258,622

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenue	$166,505	$161,831	$118,374
Cost of revenue	66,670	60,933	43,100

Gross profit	99,835	100,898	75,274

Operating expenses:
Marketing and selling	45,209	40,093	28,202
Research and development	16,676	15,576	15,645
General and administrative	23,133	19,746	15,214
Acquired in-process research and development	—	—	300

Total operating expenses	85,018	75,415	59,361

Income from operations	14,817	25,483	15,913
Other income, net	1,750	2,142	101

Income before provision for income tax	16,567	27,625	16,014
Provision for income tax	5,488	10,152	6,234

Net income	$11,079	$17,473	$9,780

Net income per share:
Basic	$0.40	$0.69	$0.45

Diluted	$0.39	$0.66	$0.43

Weighted average shares used in the calculation of net income per share:
Basic	27,651	25,278	21,600

Diluted	28,476	26,557	22,815

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, December 31, 2006	21,391,091	$133,071	$(31,677)	$(368)	$101,026
Exercise of stock options	289,139	1,540			1,540
Tax benefit of option exercises		598			598
Issuance of restricted stock	210,684
Employee stock purchase plan	32,595	505			505
Compensation expense for stock awards		2,123			2,123
FIN 48			(918)		(918)
Foreign currency translation adjustment				1,064	1,064	$1,064
Net income			9,780		9,780	9,780

Comprehensive income						$10,844

Balances, December 31, 2007	21,923,509	137,837	(22,815)	696	115,718
Issuance of common stock	5,485,500	99,278			99,278
Tax benefit of option exercises		2,222			2,222
Issuance of restricted stock	143,334
Employee stock purchase plan	39,552	548			548
Compensation expense for stock options		3,275			3,275
Exercise of stock options	368,024	2,316			2,316
Foreign currency translation adjustment				(14,336)	(14,336)	$(14,336)
Net income			17,473		17,473	17,473

Comprehensive income						$3,137

Balances, December 31, 2008	27,959,919	245,476	(5,342)	(13,640)	226,494
Tax expense of options exercises		(159)			(159)
Issuance of restricted stock	305,200
Employee stock purchase plan	81,624	729			729
Compensation expense for stock awards		3,980			3,980
Exercise of stock options	34,224	348			348
Foreign currency translation Adjustment				685	685	$685
Net income			11,079		11,079	11,079

Comprehensive income						$11,764

Balances, December 31, 2009	28,380,967	$250,374	$5,737	$(12,955)	$243,156

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$11,079	$17,473	$9,780
Adjustments to reconcile net income to net cash provided by operating activities:
Acquired in-process research and development	—	—	300
Accounts receivable reserves	1,137	304	243
Excess tax (benefit)/expense on the exercise of stock options	159	(2,222)	(598)
Depreciation and amortization	7,884	6,764	4,947
(Gain)/loss on disposal of property and equipment	(29)	71	45
Warranty reserve	542	1,197	213
Change in fair value of contingent obligation	(600)	—	—
Share-based compensation	3,980	3,275	2,123
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(78)	(7,575)	(3,125)
Inventories	740	(2,726)	(3,970)
Other assets	727	973	448
Accounts payable	457	(2,782)	(424)
Accrued liabilities	(142)	(2,698)	(982)
Deferred revenue	237	(1,296)	365
Deferred taxes	495	1,044	1,573

Net cash provided by operating activities	26,588	11,802	10,938

Investing activities:
Acquisition of businesses, net of cash acquired	(47,222)	(28,996)	(49,951)
Acquisition of property and equipment	(2,609)	(3,593)	(2,126)
Acquisition of intangible assets	(1,003)	(1,451)	(649)
Purchases of short-term investments	(965)	(12,120)	—
Sales of short-term investments	—	12,120	—

Net cash used in investing activities	(51,799)	(34,040)	(52,726)

Financing activities:
Proceeds from stock option exercises and ESPP	1,077	2,864	2,045
Proceeds from issuance of common stock, net of issuance cost	—	99,278	—
Excess tax benefit (expense) on the exercise of stock options	(159)	2,222	598
Borrowing on credit facility	—	6,000	35,000
Payments on borrowings	(429)	(41,259)	(18)

Net cash provided by financing activities	489	69,105	37,625

Exchange rate effect on cash and cash equivalents	393	(1,868)	687

Net increase (decrease) in cash and equivalents	(24,329)	44,999	(3,476)
Cash and cash equivalents, beginning of year	56,915	11,916	15,392

Cash and cash equivalents, end of year	$32,586	$56,915	$11,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$153	$1,002	$235

Cash paid for income taxes	$957	$5,519	$2,368

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$—	$1,347	$912

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; and Hawaii Medical and Alpine Biomed in 2009.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, goodwill, share-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

Revenue Recognition—Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when a purchase order has been received, when title transfers, when the selling price is fixed or determinable, and when collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head-cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

Revenue from sales of certain of our diagnostic neurology and hearing systems is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605-15, Software Revenue Recognition, wherein revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection is probable. For arrangements with multiple deliverables, revenue is allocated to the deliverables based on vendor specific objective evidence (“VSOE”). VSOE of fair value is defined as: (i) the price charged when the same element is sold separately, or (ii) if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. For products shipped under FOB origin or EXW terms, delivery

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation or training services that are performed after the related products have been delivered. Revenue related to undelivered installation services is deferred until such time as installation is complete at the customer’s site. Revenue related to training services is recognized when the service is provided. Fair value for installation or training services is based on the price charged when the service is sold separately. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service.

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

Cash and Cash Equivalents—All highly liquid debt instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Short-Term Investments—Canadian term deposit invested for a period of one year that offers a guaranteed rate of return.

Allowance for Doubtful Accounts—Judgment must be exercised when assessing the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities.

Inventories—Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable salvage value or an inventory valuation reserve is established.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, three to five years for computer software and hardware, three to six years for demonstration and loaned equipment, and 40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized.

Long-Lived Assets and Goodwill—Intangible assets with finite lives are amortized over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in impairment charges. Goodwill and any other intangible assets with indefinite lives are recorded at original cost and are not amortized. Any future determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges, which could impact operating results.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two step process. In the first analysis, the fair value of the reporting unit is compared to the unit’s fair value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first analysis indicates that the carrying value exceeds the fair value, a second analysis is performed to determine the amount of the goodwill impairment loss, if any.

In step two of the impairment test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill shall be determined in the same manner

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

as the amount of goodwill recognized in a business combination is determined. That is, the entity shall allocate the fair value of a reporting unit to all the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

To determine the estimated fair value of reporting units, three valuation methodologies are utilized: (i) discounted cash flow analyses, (ii) market multiples, and (iii) comparative transactions. The valuations indicated by these three methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization (i.e. EBITDA) and exit values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization.

Acquired intangible assets with definite lives are being amortizing using the straight-line and graded methods over periods ranging from seven to 20 years.

Research & Development and Capitalized Software Development Costs—Costs incurred in research and development are charged to operations as incurred. Some of our products include imbedded software which is essential to the product’s functionality. In accordance with FASB ASC 985-20, Costs of Software to be Sold, Leased or Marketed, costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. We capitalize software development costs when the project reaches technological feasibility and cease capitalization when the project is ready for release. Software development costs are amortized on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer.

Internal Use Software Development Costs—We account for internal use software development costs in accordance with ASC 350-40-15, Internal Use Software. In accordance with ASC 350-40-15, costs to develop internal use computer software during the application development stage are capitalized and reported as a component of intangible assets and amortized on a straight-line basis over the estimated useful lives of the related software applications.

Share-Based Compensation—We amortize share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 11.

For employee stock options, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Our employee stock options have characteristics significantly different from those of traded options. Similar to other option pricing models, the Black-Scholes method requires the input of highly subjective assumptions, including stock price volatility. Changes in the subjective input assumptions can materially affect the estimated fair value of our employee stock options.

Forfeitures of employee stock options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2009, such that expense was recorded only for those share-based awards that are expected to vest.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) is classified as a cash inflow from financing activities and a cash outflow from operating activities in our Statements of Cash Flows. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

We also recognize share-based compensation associated with Restricted Stock Awards and Restricted Stock Units in accordance with ASC Topic 718, Compensation-Stock Compensation.

Uncertain Tax Positions—We adopted ASC Topic 740, Income Tax on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of a financial statement benefit, in accordance with ASC 740-10-05 of a position in a tax return. Prior to adopting ASC 740, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, ASC 740 is based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, Topic 740 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement.

Foreign Currency—The functional currency of our foreign subsidiaries is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation exchange adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive income. We recorded $685,000, $(14.3) million, and $1.1 million of foreign currency translation adjustments for the years ended December 31, 2009, 2008 and 2007, respectively. We changed the functional currency of Xltek from the Canadian dollar to the U.S. Dollar on January 1, 2009.

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2009, 2008 and 2007, net foreign currency transactions gains and (losses) were $520,000, $1,620,000 and $(661,000), respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, Canadian Dollar, Euro, and Danish Kroner.

Comprehensive Income—We report by major components and as a single total the change in our net assets during the period from non-owner sources in accordance with ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income (loss) has been included with the consolidated statement of stockholders’ equity. Accumulated other comprehensive income (loss) consists of net unrealized gains and losses on available-for-sale securities and translation gains and losses on foreign subsidiary financial statements.

Basic and Diluted Net Income per Share—We compute net income per share in accordance with ASC Topic 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the year ended December 31, 2009, common stock equivalents of 824,516 were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,168,704 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2008,

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

common stock equivalents of 1,206,000 were included in the weighted average shares outstanding used to calculate diluted income per share, while 525,000 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2007, common stock equivalents of 1,216,000 were included in the weighted average shares outstanding used to calculate diluted income per share, while 345,000 shares were excluded from the calculation because of their anti-dilutive effect.

Certain Significant Risks and Uncertainties—Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. Cash and cash equivalents consist primarily of cash in bank accounts and investments in money market funds. To minimize our exposure to credit risk, our short-term investments consists exclusively of highly liquid, investment-grade financial instruments.

We sell our products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2009, 2008 or 2007.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC Topic 105, Generally Accepted Accounting Principles). This Statement establishes the codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities, other than guidance issued by the Securities and Exchange Commission. The codification changes the referencing and organization of financial standards and is effective for interim and annual periods ending on or after September 15, 2009. We began applying the codification to our disclosures in the third quarter of 2009. As the codification is not intended to change existing accounting guidance, its adoption has not had an impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820): Fair Value Measurement. These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements, The standards also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The new disclosures regarding Level 1 and 2 fair value measurements and clarification of existing disclosures are effective for the Company beginning with its first interim filing in 2010. The Company will adopt the disclosures about the rollforward of information in Level 3 with its first interim filing in 2011.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance applies prospectively for revenue arrangements entered into or materially modified after

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

June 15, 2010, with earlier adoption permitted. We expect to adopt the provisions of ASU 2009-13 on January 1, 2010 and do not believe the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASC Update No. 2009-14: Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. This ASC amends the scope of the software revenue guidance in ASC 985-605 to change the accounting model for revenue arrangements that include both tangible products and software elements. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 or our fiscal year 2011. Early adoption is permitted if the Company elects to adopt ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. We expect to adopt the provisions of ASC Update No. 2009-14 on January 1, 2010 and do not believe the adoption of this guidance will have a material impact on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued ASC Topic 805, Business Combinations, which expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. ASC Topic 805 also requires that all assets, liabilities, contingent consideration and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition acquisition costs are generally expensed as incurred and restructuring costs generally are expensed in periods subsequent to the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties resulting from new information obtained during the measurement period about facts and circumstances that existed as of the acquisition date will result in an adjustment to goodwill, while all other changes in these items are recognized as adjustments to income tax expense. We adopted ASC Topic 805 on January 1, 2009.

2—BUSINESS COMBINATIONS

Alpine Biomed Holdings Corp.

We acquired Alpine Biomed Holdings Corp. (“Alpine Biomed”) on September 14, 2009 pursuant to an Agreement and Plan of Merger. Alpine Biomed, with corporate headquarters in Fountain Valley, California and manufacturing facilities in Montreal, Canada, and Copenhagen, Denmark, is a leader in the development, manufacturing, and sales of devices for the diagnosis of neurological disorders. Alpine Biomed’s broad range of products includes advanced electromyography systems for the diagnoses of peripheral nervous system

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

dysfunctions as well as devices for routine EEG and long term epilepsy monitoring. The acquisition broadened our product offerings, primarily in electromyography and allows us to further leverage our existing sales channels both in the United States and internationally.

We acquired all outstanding shares of Alpine Biomed capital stock for $43.2 million in cash. A total of $345,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

In accordance with ASC 805-10, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Alpine Biomed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $28.8 million. This goodwill is expected to be non-deductible for tax purposes. Alpine Biomed’s results of operations are included in the consolidated financial statements from the date of the acquisition.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The process of valuing the assets, liabilities and transaction costs as a result of the acquisition continued during the fourth quarter of 2009. As a result, the Company has recognized adjustments to its original estimate of the purchase price allocation of the fair value of the assets acquired and liabilities assumed which increased the carrying amount of goodwill by approximately $2.3 million due to adjustments to inventories, intangible assets, accounts payable, and accrued expenses.

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$1
Accounts receivable	8,363
Inventories	1,928
Prepaid and other assets	973
Identifiable intangible assets:
Technology	6,500
Customer-related	5,300
Tradenames	4,000
Property and equipment	285
Goodwill	28,757
Deferred income tax	2,749
Accounts payable	(4,038)
Accrued expenses and other current liabilities	(6,065)
Deferred revenue	(916)
Deferred income tax	(3,040)
Other long-term liabilities	(1,632)

Total purchase price	$43,165

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Valuing certain components of the acquisition, including primarily, inventory, identifiable intangible assets, deferred taxes, accrued warranty costs, accounts payable, and other accrued expenses, required us to make estimates that may be adjusted in the future. Consequently, the purchase price allocation is considered preliminary.

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) technology of $6.5 million assigned an average economic life of between 15 and 18 years being amortized on the straight line method, (ii) customer-related intangible assets of $5.3 million assigned an economic life of 15 years being amortized on the straight line method, and (iii) tradenames of $4.0 million that have an indefinite life and are not being amortized.

Goodwill.    Approximately $28.8 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This goodwill is expected to be non-deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred tax assets (liabilities)/valuation allowance.    A preliminary estimate of $4.1 million has been allocated to non-current deferred tax assets, and $3.0 million has been allocated to non-current deferred tax liabilities, which result primarily from amortizable intangible assets. A preliminary valuation allowance of $1.4 million has been recorded on certain non-current deferred tax assets.

The following unaudited pro forma combined results of operations of Natus for the twelve months ended December 31, 2009 and 2008 are presented as if the acquisition of Alpine Biomed had occurred on the first day of the periods presented:

Unaudited Pro Forma Financial Information

(in thousands)

	December 31,
	2009	2008
Revenue	$189,116	$200,081
Income from operations	$12,194	$14,705

The unaudited pro forma financial information are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had we acquired Alpine Biomed on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2009, Alpine’s neurology business unaudited Statement of Sales and Direct Operating Expenses for the period January 1, 2009 through September 13, 2009 was combined with the Company’s consolidated Statement of Operations for the year ended December 31, 2009, which includes the results of Alpine from the date of the acquisition. For the year ended December 31, 2008, Alpine’s neurology business unaudited Statement of sales and Direct Operating Expenses for the year ended December 31, 2008 was combined with the Company’s consolidated Statement of Operations for the year ended December 31, 2008.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Hawaii Medical—We acquired Hawaii Medical, LLC on July 2, 2009 pursuant to an Agreement and Plan of Merger. Massachusetts based Hawaii Medical manufactures and markets single-use disposable products sold into the NICU and nursery in hospitals. During the third quarter 2009 we transitioned substantially all of the operations of Hawaii Medical to our Olympic facility in Seattle, Washington.

We acquired all outstanding units of Hawaii Medical for $2.9 million in cash. In addition to the purchase price paid at closing, an earnout provision of the purchase agreement may result in additional cash consideration depending upon the achievement of certain revenue targets over a 36 month period. Although there is no limit to the additional consideration that will be paid if the revenue targets are exceeded, no contingent obligation was recorded as there is significant uncertainty that the revenue targets will be achieved. As of December 31, 2009, the revenue targets were not achieved. We also incurred $115,000 of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the third quarter 2009.

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

Neurocom—We acquired Neurocom on October 2, 2008 for $18.2 million in cash including direct costs of the acquisition. Neurocom, based in Clackamas, Oregon, develops and markets computerized systems for the assessment and rehabilitation of balance and mobility disorders. The acquisition adds to our growth opportunities by broadening the product offerings in our neurology business.

Schwarzer Neurology—We acquired Schwarzer Neurology, a division of Schwarzer GmbH, in July 2008 for EUR 4.5 million, or approximately $7.0 million including direct costs of the acquisition. Schwarzer Neurology develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis and monitoring of neurologic disorders. During the fourth quarter of 2009 we transitioned the operations of our Fischer-Zoth into the nearby Schwarzer facility in Munich, Germany. The acquisition broadened our product offerings, primarily in the European EEG market, allowing us to further leverage our international distribution organization.

Sonamed—We acquired Sonamed Corporation (“Sonamed”) in May 2008 for $9.0 million including direct costs of the acquisition. In June 2008 we transitioned substantially all of the operations of Sonamed to our Bio-logic facility in Mundelein, Illinois. The acquisition expands our product offerings in newborn hearing screening.

Xltek—We acquired Excel-Tech Ltd. (“Xltek”) in November 2007 for $64 million including direct costs of the acquisition. Xltek, based in Oakville, Ontario, Canada, develops and markets computer-based electrodiagnostic systems and disposable supplies used by medical practitioners to aid in the detection, diagnosis, and monitoring of neurologic and sleep disorders. The acquisition adds to our growth opportunities by broadening our product offerings in neurology.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2009	2008
Raw materials and subassemblies	$11,506	$13,051
Finished goods	14,994	11,958

Total Inventories	26,500	25,009
Less: Non-current Inventories	(4,092)	—

Inventories, net	$22,408	$25,009

At December 31, 2009, the Company has classified $4.1 million of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

4— PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2009	2008
Land	$3,403	$3,480
Building	4,691	4,766
Leasehold improvements	1,479	963
Office furniture and equipment	7,898	6,406
Computer software and hardware	5,091	4,609
Demonstration and loaned equipment	6,286	4,620

	28,848	24,844
Accumulated depreciation	(14,782)	(10,842)

Total	$14,066	$14,002

Depreciation and amortization expense of property and equipment was $3.1 million, $3.2 million and $2.1 million in the years ending December 31, 2009, 2008 and 2007, respectively.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Balance, beginning of period	$60,858	$54,961

Goodwill as a result of acquisitions	28,856	17,013
Purchase accounting adjustments in the current period	2,467	188
Adjustments associated with earnout agreements	19	1,348
Adjustment of pre-acquisition deferred tax assets	—	(7,330)
Foreign currency translation adjustment	58	(5,322)

Total changes in goodwill	31,400	5,897

Balance, end of period	$92,258	$60,858

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Patents	$3,455	$(1,595)	$1,860	$2,985	$(1,315)	$1,670
Technology	48,207	(10,970)	37,237	42,098	(7,588)	34,510
Customer related	13,448	(2,090)	11,358	8,148	(1,459)	6,689
Internally developed software	3,244	(565)	2,679	2,241	(91)	2,150

Definite lived intangible assets	68,354	(15,220)	53,134	55,472	(10,453)	45,019
Intangible assets with indefinite lives:
Tradenames	17,010	—	17,010	12,710	—	12,710

Total intangibles assets	$85,364	$(15,220)	$70,144	$68,182	$(10,453)	$57,729

Definite lived intangible assets are amortized over their weighted average lives of 14 years for patents, 14 years for technology, 11 years for customer-related intangibles and 5 years for internally developed software. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $2.3 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Patents	$280	$827	$621
Technology	3,382	2,105	1,815
Software	474	91	—
Customer related	631	582	368

Total amortization	$4,767	$3,605	$2,804

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

December 31,
2010	$5,312
2011	5,152
2012	5,152
2013	5,027
2014	4,713
Thereafter	27,778

Total expected annual amortization expense	$53,134

7—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2009	2008
Compensation and related benefits	$6,998	$4,809
Accrued federal, state, and local taxes	2,031	1,806
Accrued professional fees	1,002	1,053
Warranty reserve	694	1,076
Accrued operating expenses (invoice not recorded)	2,908	2.609
Other	3,612	542

Total	$17,245	$11,895

8—LONG-TERM OTHER LIABILITIES

Long-term other liabilities consist of (in thousands):

	December 31,
	2009	2008
FIN 48 liabilities	$6,037	$3,921
Contractual obligations	670	—
Non-current deferred revenue	448	665
Other	31	—

Total	$7,186	$4,586

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

We have accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial warranty period. We base the liability on actual warranty costs incurred to service those products. On new products, additions to the reserve are based on a combination of factors including the percentage of service department labor applied to warranty repairs, as well as actual service department costs, and other judgments, such as the degree to which the product incorporates new technology. The reserve is reduced as costs are incurred to honor existing warranty obligations or when current facts indicate that the original estimates of expected future costs of servicing products were overstated.

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
Year ended December 31, 2009
Accrued warranty costs	$1,076	$44	$542	$(968)	$694

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

10—STOCKHOLDERS’ EQUITY

Common Stock—We have 120,000,000 shares of common stock authorized at a par value or $0.001 per share. We issued 885,500 shares of our common stock in a registered offering in April 2008 at an offering price of $18.27 per share, raising approximately $15.2 million, net of underwriting fees and other costs. In May 2008, we issued 4,600,000 shares of our common stock in a registered offering at an offering price of $19.50 per share, raising approximately $84.1 million, net of underwriting fees and other costs of the offering.

Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2009, no shares of preferred stock were issued and outstanding.

Stockholder Rights Plan—We adopted a Stockholder Rights Plan in September 2002 (the “Rights Plan”) that was amended most recently in September 2006. Pursuant to the Rights Plan, we declared a dividend of one Preferred Stock Purchase Right per share of common stock (the “Rights”) and each such Right has an exercise price of $23.00. The Rights become exercisable, unless redeemed by the Company, upon the occurrence of certain events, including the announcement of a tender offer or exchange offer for our common stock or the acquisition of a specified percentage of the our common stock by a third party.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

11—SHARE-BASED COMPENSATION

Share-Based Compensation Expense—We adopted ASC Topic 718, Compensation-Stock Compensation on January 1, 2006. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2009	2008	2007
Cost of revenue	$300	$364	$175
Marketing and sales	1,008	802	509
Research and development	258	377	108
General and administrative	2,414	1,732	1,331

Reduction in income before provision for income tax	3,980	3,275	2,123
Income tax effect using the current period effective tax rate	(1,317)	(1,204)	(826)

Decrease in net income	$2,663	$2,071	$1,297

As of December 31, 2009, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $7.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

Stock Awards Plans—Our Amended and Restated 2000 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted Stock Awards and Restricted Stock Units;

•	Stock bonuses; and

•	Stock appreciation rights.

As of December 31, 2009, there were 3,503,039 shares available for future awards under the Restated Plan.

Under the Plan, incentive stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years. We have not issued incentive stock options since 2005. Stock awards are typically granted to existing employees once a year at the time of the Company’s annual shareholder meeting.

We also provide for grants of options to our nonemployee directors from the 2000 Director Stock Option Plan (the “Director Plan”) that have similar terms to those options granted from the Plan, except that such options vest ratably over a twelve month period. As of December 31, 2009 there were 536,142 shares available for future awards under the Director Plan.

We also have the 1991 Stock Option Plan and the 2000 Supplemental Stock Option Plan (the “Inactive Plans”) that have been closed to new grants since July 20, 2001. Options outstanding under the Inactive Plans were generally governed by the same terms as those under the 2000 Plan, except that the options expired no more than ten years after the date of grant. Options still outstanding under the Inactive Plans remain outstanding pursuant to their original terms.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007 (2,039,847 shares exercisable at a weighted average exercise price of $6.53 per share)	2,879,667	$8.23
Granted (weighted average fair value of $6.81 per share)	416,000	$19.34
Exercised	(366,274)	$6.28
Cancelled	(53,321)	$14.33

Outstanding, December 31, 2008 (2,134,604 shares exercisable at a weighted average exercise price of $7.76 per share)	2,876,072	$9.97
Granted (weighted average fair value of $3.67 per share)	676,600	$10.71
Exercised	(34,224)	$10.16
Cancelled	(83,054)	$14.90

Outstanding, December 31, 2009 (2,494,821 shares exercisable at a weighted average exercise price of $8.70 per share)	3,435,394	$10.00

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2009:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding as of 12/31/09	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/09	Weighted Average Exercise Price
$ 1.50 – $4.07	583,359	$3.80	3.71	583,359	$3.80
$ 4.11 – $4.53	361,300	$4.44	3.95	361,300	$4.44
$ 4.55 – $8.51	325,104	$6.47	2.76	313,229	$6.41
$10.03 – $10.03	429,417	$10.03	5.44	429,417	$10.03
$10.73 – $10.73	627,358	$10.73	5.45	85,133	$10.73
$10.78 – $12.98	371,354	$11.44	2.67	307,106	$11.34
$13.09 – $15.92	349,127	$15.66	3.89	243,382	$15.64
$15.97 – $18.59	54,000	$17.52	3.87	30,811	$17.49
$18.74 – 18.74	4,000	$18.74	4.01	1,917	$18.74
$20.09 – $20.09	330,375	$20.09	4.44	139,167	$20.09

$ 1.50 – $20.09	3,435,394	$10.00	4.16	2,494,821	$8.70

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2009, 2008 and 2007, was $128,000, $5.7 million, and $3.2 million, respectively.

As of December 31, 2009, there were: (i) 3,270,920 options vested and expected to vest with a weighted average exercise price of $9.85, an intrinsic value of $18.7 million, and a weighted average remaining contractual term of 4.1 years; and (ii) 2,494,821 options exercisable with a weighted average exercise price of $8.70, an intrinsic value of $16.6 million, and a weighted average remaining contractual term of 3.9 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Cash received from option exercises for the years ended December 31, 2009 and 2008 was $348,000 and $2.3 million, respectively.

Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected life in years	4.2	4.2	5.1
Risk free interest rate	2.2%	2.8%	4.3%
Expected volatility	40%	37%	35%
Expected forfeiture rate	13.2%	13.4%	14.9%
Dividend yield	None	None	None

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

Restricted Stock Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2008 and 2009.

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	210,684	$15.00
Forfeited	(27,250)	$16.13
Vested	(38,416)	$13.06
Granted	193,500	$19.31

Unvested at December 31, 2008	338,518	$17.50
Forfeited	(16,800)	$16.77
Vested	(88,634)	$16.06
Granted	314,700	$10.71

Unvested at December 31, 2009	547,784	$13.87

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The fair market value of outstanding restricted stock awards at December 31, 2009 was $8.2 million. The weighted average remaining recognition period for unvested restricted stock awards and restricted stock units at December 31, 2009 was 2.8 years.

Employee Stock Purchase Plan—The 2000 Employee Stock Purchase Plan (the “ESPP”) was adopted effective upon the closing of our initial public offering. Under the ESPP, eligible employees can elect to have salary withholdings of up to 15% of the sum of their W-2 cash compensation and 401(k) contributions withheld during the offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2009, there were 4,280,437 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2009, 2008 and 2007, respectively, was $108,000, $87,000 and $77,000.

Cash received from purchases under the ESPP for the years ended December 31, 2009, 2008 and 2007, respectively, was approximately $729,000, $548,000 and $505,000.

12—RESTRUCTURING RESERVE

Xltek Integration—In December 2007, we initiated an integration plan related to the acquisition of Xltek (the “Xltek Plan”). The Xltek Plan resulted in an immediate reduction of 16 Xltek employees. Total employee severance costs related to these staff reductions were approximately $2.0 million, including costs related to change of control provisions in the employment contracts of four executive officers of Xltek totaling $1.9 million. Severance payments to the four executive officers were paid out over a weighed average period of 13 months from the date of the acquisition.

The Xltek Plan has been accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. All costs associated with the Xltek Plan were recognized as a liability assumed as of the effective date of the acquisition. Substantially all of the costs associated with the Xltek Plan resulted in the outlay of cash.

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the Xltek Plan (in thousands):

Severance and other employee-related costs
Balance at January 1, 2007	$—
Charges incurred	2,420
Payments made	(80)

Balance at December 31, 2007	2,340
Charges incurred	173
Payments made and translation adjustment	(1,966)

Balance at December 31, 2008	547
Payments made and translation adjustment	(410)
Adjustment of reserve	(137)

Balance at December 31, 2009	$—

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The Company completed all restructuring activities under the Xltek Plan during 2009 does not expect to incur any additional costs.

Integration and Restructuring Plan—In February 2008, we adopted an integration and restructuring plan that was designed to eliminate redundant costs resulting from prior acquisitions and to improve efficiencies in operations. Under the plan, we centralized the research and development activities supporting each of our three main product families, as follows:

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

These actions were phased in during the first nine months of 2008. We accrued severance costs under the plan in the amount of $333,000 ratably from the adoption of the plan through the date of separation of employment of individual employees. We account for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations.

In addition to the above severance costs of approximately $333,000 that were accrued ratably pursuant to ASC 420 and paid as of December 31, 2008, we have incurred other costs directly associated with the restructuring that do not qualify for accrual and reporting under ASC 420. These costs were charged to expense as incurred and consisted primarily of stay bonuses paid to employees upon termination of their employment. We charged to expense $183,000 of such costs during the 12 months ended December 31, 2008.

13—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of (in thousands):

	Years Ended December 31,
	2009	2008	2007
Investment income	$228	$1,029	$726
Interest expense	(153)	(735)	(235)
Foreign currency exchange gain (loss)	520	1,620	(629)
Change in fair value of contingent obligation	600	—	—
Other	555	228	239

Total other income (expense), net	$1,750	$2,142	$101

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

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

The components of our income tax expense for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current
U.S. Federal	$3,086	$4,433	$2,154
U.S. State and local	528	(142)	359
Non-U.S.	640	1,647	2,100

Total current tax expense	4,254	5,938	4,613

Deferred
U.S. Federal	(896)	1,430	1,530
U.S. State and local	(141)	294	180
Non-U.S.	2,271	2,490	(89)

Total deferred tax benefit	1,234	4,214	1,621

Total income tax expense	$5,488	$10,152	$6,234

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$6,769	$3,899
Credit carryforwards	3,297	2,591
Accruals deductible in different periods	9,083	14,183
Basis difference in fixed and intangible assets	285	620
Employee benefits	1,012	836

Total deferred tax assets	20,446	22,129
Valuation allowance	(5,768)	(4,355)

Total net deferred tax assets	$14,678	$17,774

Deferred tax liabilities:
Dividends from foreign subsidiaries	$(369)	$(369)
Basis difference in fixed and intangible assets	(14,418)	(16,625)

Total deferred tax liabilities	(14,787)	(16,994)

Total net deferred tax assets (liabilities)	$(109)	$780

The amount of income tax recorded by us differs from the amount using the federal statutory rate of 35% for 2009, 2008 and 2007, respectively, as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal statutory tax expense	$5,798	$9,669	$5,605
State tax expense	284	502	539
Difference in US and foreign rates	(473)	(354)	59
Stock compensation expense on incentive stock options	176	138	145
Acquired in-process research and development	—	—	108
Valuation allowance	—	838	—
Other	(297)	(641)	(222)

Total expense	$5,488	$10,152	$6,234

At December 31, 2009 we had total U.S. federal net operating loss carryforwards of approximately $8.2 million and state net operating loss carryforwards of approximately $1.5 million, available to reduce future taxable income. The federal and state net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2020 and 2019, respectively.

At December 31, 2009, we had foreign net operating losses of $3.1 million and $3.3 million from Deltamed and Alpine Biomed, respectively. Alpine Biomed’s net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028. In addition, Alpine has

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

investment tax credits of approximately $100,000 which will expire in various amounts beginning in 2022. At December 31, 2009, Xltek has investment tax credits of $2.7 million which will expire in various amounts beginning in 2012.

The extent to which the federal operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $5.8 million and $4.4 million were recorded during the years ended December 31, 2009 and 2008, respectively.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2009 we recorded approximately $45,000 of additional paid in capital related to exercises of non-qualified stock options by employees.

We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2009 because such earnings are intended to be reinvested indefinitely. As of December 31, 2009, the amount of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable.

Uncertain Tax Positions—We adopted ASC 740, Accounting for Income Taxes—an interpretation of FASB Statement 109 on January 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with ASC 740, Accounting for Income Taxes, of a position taken in a tax return. Prior to adopting ASC 740, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, ASC 740 is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, ASC 740 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2007	$1,400
Additions for tax positions related to the current year	2,000
Lapse of statutes of limitations	(100)

Balance at January 1, 2008	3,300
Additions for tax positions related to the current year	1,046
Lapse of statutes of limitations	(17)

Balance at January 1, 2009	4,329
Additions for tax positions related to the current year	1,109
Lapse of statutes of limitations	(48)

Balance at December 31, 2009	$5,390

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

The unrecognized tax benefits of $5.4 million include $2.5 million of uncertain tax positions that would impact our effective tax rate if recognized.

At December 31, 2009 and 2008, we had cumulatively accrued approximately $647,000 and $486,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $161,000 and $238,000 for the 12 months ended December 31, 2009 and 2008, respectively.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our tax returns remain open to examination as follows: U.S. federal, 2005 through 2009; U.S. states, generally 2004 through 2009; significant foreign jurisdictions, generally 2006 through 2009.

15—EMPLOYEE BENEFIT PLAN

We have a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $454,600, $467,400 and $429,700, respectively, in the years ended December 31, 2009, 2008 and 2007. For new hires, employer contributions vest ratably over the first two years of employment.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenue:
United States	$109,721	$112,589	$78,900
Foreign countries	56,784	49,242	39,474

	$166,505	$161,831	$118,374

Long-lived assets:
United States	$6,297	$7,579	$7,547
Foreign countries	7,769	6,423	6,957

	$14,066	$14,002	$14,504

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

Long-lived assets consist of property and equipment (net). During the years ended December 31, 2009, 2008 and 2007, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the years ended December 31, 2009, 2008 and 2007, respectively, revenue from devices and systems was $96.2 million, $102.5 million and $73.2 million, while revenue from supplies and services was $67.1 million, $56.7 million and $43.5 million, respectively.

17—DEBT AND CREDIT ARRANGEMENTS

Long-term borrowings are composed of the following (2009 and 2008 columns in thousands):

	December 31,
	2009	2008
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $404,000 collateralized by a first lien on the land and building owned by Xltek	1,062	1,220
Term loan CAD $300,000, interest at cost of funds plus 2.5%, due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	47	68

Total long-term debt (including current portion)	1,109	1,288
Less: current portion of long-term debt	(178)	(206)

Total long-term debt	$931	$1,082

We have a $25 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of the assets of the Company. The credit facility contains covenants including minimum EBITDA, quick ratio, and a leverage ratio. We did not draw on the facility during 2009. We have no other significant credit facilities.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

18—Commitments and Contingencies

Leases—We have entered into noncancelable operating leases for some of our facilities located in the U.S. and Europe through October 2016. Minimum lease payments under noncancelable operating leases as of December 31, 2009 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2010	$1,939
2011	1,665
2012	1,257
2013	772
2014	697
Thereafter	418

Total minimum lease payments	$6,748

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $2,140,000, $1,805,000 and $1,230,000 in 2009, 2008 and 2007, respectively.

Purchase Commitments—We had various firm purchase commitments for inventory totaling $18.1 million at December 31, 2009.

Indemnifications—The Company has determined that certain agreements, described below, fall within the scope of ASC 460, Guarantees.

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2009.

19—fair value of financial instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of 12/31/09	Fair Value Measurements as of 12/31/09 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,142	—	$3,142	—
Guaranteed investment certificate	965	—	965	—

Total	$4,107	—	$4,107	—

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2009, 2008 and 2007

	Fair Value as of 12/31/08	Fair Value Measurements as of 12/31/08 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$45,905	—	$45,905	—
Guaranteed investment certificate	848	—	848	—

Total	$46,753	—	$46,753	—

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, Level 1 evaluations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and consist principally of commercial paper with a rating of A-1/A-1+. Level 3 valuations are based on inputs that are not unobservable and significant to the overall fair value measurement.

20—SUBSEQUENT EVENTS

On January 13, 2010, the Company adopted a reorganization plan that is designed to eliminate redundant costs resulting from the acquisition of Alpine Biomed Holdings Corp. and to improve efficiencies in operations. The plan will result in a net staff reduction of approximately 50 employees for which the Company will record a restructuring charge of approximately $2.5 million during its first fiscal quarter of 2010. The Company may also incur additional costs associated with the early termination of an operating lease for an Alpine facility that will be vacated in the second fiscal quarter of 2010. The Company has not yet determined the amount of this exit cost; however, it does not believe the charge will be material.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

2.1	Agreement and Plan of Merger among Natus Medical Incorporated, Squaw Acquisition Corporation and Alpine Biomed Holdings Corp., dated September 14, 2009.	8-K	2.01	00-33001	09/16/2009

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.7	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.8	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.9*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.9.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

10.13	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

10.14	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	08/06/2008

10.15	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	09/05/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.16	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.16	000-33001	03/10/2009

10.17	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank, National Association	10-K	10.17	000-33001	03/10/2009

10.18	Fourth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	08/07/2009

10.19	Fifth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	09/11/2009

10.20	Sixth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	11/23/2009

10.21	Seventh Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement