Form 10-Q
period 2010-03-31
NATUS MEDICAL INC
filed 2010-05-07
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 3, 2010 was 28,482,128.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$38,493	$32,586
Short-term investments	951	965
Accounts receivable, net of allowance for doubtful accounts of $1,586 in 2010 and $1,515 in 2009	36,403	43,750
Inventories	25,144	22,408
Prepaid expenses and other current assets	4,234	4,213
Deferred income tax	4,313	4,248

Total current assets	109,538	108,170
Property and equipment, net	15,539	14,066
Intangible assets	68,632	70,144
Goodwill	92,086	92,258
Other assets	5,979	6,853

Total assets	$291,774	$291,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,293	$11,074
Current portion of long-term debt	178	178
Accrued liabilities	16,553	17,245
Deferred revenue	4,899	4,705

Total current liabilities	32,923	33,202
Long-term liabilities:
Long-term debt	887	931
Other liabilities	7,739	7,186
Deferred income tax	6,860	7,016

Total liabilities	48,409	48,335

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 28,403,051 in 2010 and 28,380,967 in 2009	251,689	250,374
Retained earnings	5,435	5,737
Accumulated other comprehensive (loss)	(13,759)	(12,955)

Total stockholders’ equity	243,365	243,156

Total liabilities and stockholders’ equity	$291,774	$291,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue	$49,160	$33,357
Cost of revenue	19,548	13,049

Gross profit	29,612	20,308

Operating expenses:
Marketing and selling	13,773	9,987
Research and development	5,130	3,714
General and administrative	10,917	5,504

Total operating expenses	29,820	19,205

Income (loss) from operations	(208)	1,103
Other income (expense), net	(54)	126

Income (loss) before provision for income tax	(262)	1,229
Provision for income tax	41	442

Net income (loss)	$(303)	$787

Earnings (loss) per share:
Basic	$(0.01)	$0.03

Diluted	$(0.01)	$0.03

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	27,829	27,606
Diluted	27,829	28,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$(303)	$787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,109	2,486
Accounts receivable reserves	276	664
Warranty reserves	24	218
Gain on disposal of property and equipment	13	—
Share-based compensation	1,092	818
Excess tax benefits on the exercise of options	(55)	—
Changes in operating assets and liabilities:
Accounts receivable	7,069	4,831
Inventories	(2,989)	(516)
Prepaid expenses and other assets	(19)	1,059
Accounts payable	395	(533)
Deferred income tax	747	—
Accrued liabilities and deferred revenue	(958)	(3,240)

Net cash provided by operating activities	7,401	6,574

Investing activities:
Cash paid for business acquisitions and earnout obligations, net of cash acquired	(19)	—
Purchases of property and equipment	(1,153)	(1,386)
Capitalized software development costs	—	(174)
Purchases of marketable securities	(975)	(795)
Sales of marketable securities	975	—

Net cash used in investing activities	(1,172)	(2,355)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	168	5
Excess tax benefits on the exercise of options	55	—
Payments on borrowings	(45)	(44)

Net cash provided by (used in) financing activities	178	(39)

Exchange rate effect on cash and cash equivalents	(500)	335

Net increase in cash and cash equivalents	5,907	4,515
Cash and cash equivalents, beginning of period	32,586	56,915

Cash and cash equivalents, end of period	$38,493	$61,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$14

Cash paid for income taxes	$1,335	$226

Non-cash investing activities:
Acquisition-related earn out obligations included in accrued liabilities	$22	$19

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except as updated below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income (loss) and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(303)	$787
Foreign currency translation adjustment	(803)	139

Comprehensive income (loss)	$(1,106)	$926

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$243,156	$226,494
Net income (loss)	(303)	787
Proceeds from stock option exercises and ESPP	168	5
Share-based compensation expense	1,092	818
Tax effect of option exercises	55	—
Foreign currency translation adjustment	(803)	139

Balance, end of period	$243,365	$228,243

Revenue Recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (“ASC”) Subtopic 985-605 to sales of certain of our diagnostic neurology and hearing systems (“products containing embedded software”). In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements, which amended ASC Subtopic 985-605, and we adopted the provisions of ASU 2009-14 on January 1, 2010. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s products containing embedded software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Our revenue recognition policies for sales of these products are now substantially the same as for our other tangible products.

Revenue from sales of certain of our products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 is not significant.

We previously accounted for arrangements with multiple deliverables under ASC Topic 605, where revenue was allocated to the deliverables based on vendor specific objective evidence (“VSOE”). In October 2009 the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605, and we adopted the provisions of ASU 2009-13 on January 1, 2010. Under the revenue recognition rules for tangible products as amended by ASU 2009-13, we now allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principle deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) installation services, (iii) extended service and maintenance agreements, and (iv) upgrades to embedded software.

The new rules establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE of fair value is defined as the price charged when the same element is sold separately, or if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. We have previously established VSOE for substantially all of the deliverables in our multiple element arrangements; however, in the future we may rely on ESPs, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the deliverable. TPE generally does not exist for our products because of their uniqueness.

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

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue. Advance payments from customers are recorded as deferred revenue and recognized as revenue as otherwise described above. We generally do not provide rights of return on products. We accept trade-ins of our own and competitive medical devices. Trade ins are recorded as a reduction of the replacement medical device sale. Provisions are made for initial standard warranty obligations that are generally one year in length.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Other than the increased disclosure requirements of adoption of ASU 2009-13 and ASU 2009-14, the adoption of these provisions did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820): Fair Value Measurement. ASU 2010-06 requires new disclosures on the amount of and reason for transfers in and out of Level 1 and 2 fair value measurements, disclosure of activities, including purchases, sales, issuances, and settlements within Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The Company adopted ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not impact our financial position, results of operations, cash flows, and associated disclosures.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements, which amends ASC 605-25, Revenue Recognition - Multiple-Element Arrangements. ASU 2009-13 replaces the concept of allocating revenue consideration among deliverables in a multi-element revenue arrangement according to fair value with an allocation based on selling price. ASU 2009-13 also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require that an allocation of selling price among deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. As noted above we adopted ASU 2009-13 on January 1, 2010.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends ASC 985-605, Revenue Recognition - Software. ASU 2009-14 changes the accounting model in revenue arrangements for products that include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. As noted above, we adopted ASU 2009-14 on January 1, 2010.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

In February 2009, Accounting Standards Codification (“ASC”) 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was revised. The revisions relate to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under ASC Topic 805. We adopted the provisions of ASC 805-20-35-3 on September 1, 2009 and applied these provisions to two business combinations completed during the third quarter of 2009. See Note 2.

2 - Business Combinations, Goodwill, and Intangible Assets

Alpine Biomed Holdings Corp.

We acquired Alpine Biomed Holdings Corp. (“Alpine Biomed”) on September 14, 2009 for $43.2 million in cash pursuant to an Agreement and Plan of Merger. The Agreement and Plan of Merger also included an earn-out provision of based on the achievement of a certain revenue target as of December 31, 2009. We have advised the former stockholders of Alpine Biomed that we do not believe that the revenue target was met for the payment of any earn-out consideration, and these stockholders have objected to our determination of the amount of Alpine Biomed’s revenue for the period through December 31, 2009.

Alpine Biomed, with corporate headquarters in Fountain Valley, California and manufacturing facilities in Montreal, Canada, and Copenhagen, Denmark, develops, manufactures, and sells devices for the diagnosis of neurological disorders. Alpine Biomed’s broad range of products includes advanced electromyography systems for the diagnoses of peripheral nervous system dysfunctions as well as devices for routine EEG and long term epilepsy monitoring. The acquisition broadened our product offerings, primarily in electromyography, and allows us to further leverage our existing sales channels both in the United States and internationally.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The process of valuing the assets, liabilities and transaction costs as a result of the acquisition continued during the first quarter of 2010. As a result, the Company has recognized adjustments to its original estimate of the purchase price allocation of the fair value of the assets acquired and liabilities assumed which decreased the carrying amount of goodwill by approximately $156,000 due to adjustments to inventories, intangible assets, accounts payable, and accrued expenses.

Valuing certain components of the acquisition, including primarily, inventory, deferred taxes, accrued warranty costs, accounts payable, and other accrued expenses, required us to make estimates that may be adjusted in the future. Consequently, the purchase price allocation is considered preliminary.

Hawaii Medical

We acquired Hawaii Medical, LLC on July 2, 2009 for $2.9 million in cash pursuant to an Agreement and Plan of Merger. Massachusetts based Hawaii Medical manufactures and markets single-use disposable products sold into the NICU and nursery in hospitals. In addition to the purchase price paid at closing, an earnout provision of the purchase agreement may result in additional cash consideration depending upon the achievement of certain revenue targets over a 36 month period. Although there is no limit to the additional consideration that will be paid if the revenue targets are exceeded, no contingent obligation has been recorded as there is significant uncertainty that the revenue targets will be achieved. To date, we have not paid any additional cash consideration.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2010	$92,258
Purchase accounting adjustments	(156)
Adjustments associated with earnout provisions	22
Foreign currency translation	(38)

Balance, March 31, 2010	$92,086

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Amortization of Intangible Assets Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.2 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

Capitalized Software Development Costs

Pursuant to ASC 350-40, we capitalized software development costs of $174,000 during the three months ended March 31, 2009, and had no capitalized software development costs during the three months ended March 31, 2010.

We report capitalized software development costs as a component of intangible assets. Amortization of capitalized software development costs was $146,000 and $132,000 during the three months ended March 31, 2010 and 2009, respectively.

3 - Basic and Diluted Earnings (Loss) Per Common Share

Earnings (loss) per share is computed in accordance with ASC 260-10. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

For the three months ended March 31, 2010, common stock equivalents of 767,362 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the three months ended March 31, 2009, common stock equivalents of 529,848 shares were included in the weighted average shares outstanding used to calculate diluted earnings per share and common stock equivalents of 1,620,307 shares were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

4 - Inventories

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials and subassemblies	$10,765	$11,506
Finished goods	17,597	14,994

Total Inventories	28,362	26,500
Less: Non-current inventories	(3,218)	(4,092)

Inventories, net	$25,144	$22,408

Non-current inventories consist primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Land	$3,403	$3,403
Building	4,691	4,691
Leasehold improvements	1,660	1,479
Office furniture and equipment	8,115	7,898
Computer software and hardware	5,138	5,091
Demonstration and loaned equipment	7,978	6,286

	30,985	28,848
Accumulated depreciation	(15,446)	(14,782)

Total	$15,539	$14,066

Depreciation and amortization expense of property and equipment was $751,000 and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$694	$1,076
Warranty accrued for the period	24	238
Repairs for the period	(66)	(291)

Balance, end of period	$652	$1,023

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

7 - Share-Based Compensation

At March 31, 2010, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2010 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$29	$37
Marketing and sales	297	206
Research and development	96	66
General and administrative	670	509

Total	$1,092	$818

As of March 31, 2010, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $10.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

Activity in our stock option plans during the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate Intrinsic value ($ 000’s)
Outstanding, beginning of period	3,435,394	$10.00
Granted	—	$—
Exercised	(24,584)	$6.83
Cancelled	(23,145)	$13.53

Outstanding, end of period	3,387,665	$9.99	3.90	$21,087

Exercisable, end of period	2,577,045	$8.92	3.65	$18,397

The intrinsic value of options exercised during the three months ended March 31, 2010 was $219,535.

As of March 31, 2010, there were 3,255,954 options vested and expected to vest with a weighted average exercise price of $9.88, an intrinsic value of $20.6 million, and a weighted average remaining contractual term of 3.9 years.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the three months ended March 31, 2010 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	547,784	$13.87
Granted	—	$—
Vested	(3,750)	$18.43
Forfeited	—	$—

Unvested, end of period	544,034	$13.84	$6,027

We award restricted stock awards to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award restricted stock awards to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the three months ended March 31, 2010 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	66,500
Awarded	—
Released	—
Forfeited	(14,000)

Outstanding, end of period	52,500	1.80	$827

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2010	2009
Investment income	$8	$105
Interest expense	(26)	(14)
Foreign currency exchange gain (loss)	(178)	14
Other	142	21

Total other income (expense), net	$(54)	$126

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

9 - Income Taxes

Provision for Income Tax

We recorded $41,000 dollars of tax expense in the first quarter 2010. Although we reported a pre-tax loss of approximately $260,000 dollars, a tax benefit at an approximate 35% rate was offset by discrete tax adjustments. Our effective tax rate for the three months ended March 31, 2009 was 36%.

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

Uncertain Tax Positions

We have cumulatively accrued approximately $726,000 for estimated interest and penalties related to uncertain tax positions at March 31, 2010. We recorded approximately $79,000 and $51,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three months ended March 31, 2010 and 2009, respectively.

Our tax returns remain open to examination as follows: U.S. federal, 2005 through 2009; U.S. states, generally 2004 through 2009; significant foreign jurisdictions, generally 2006 through 2009.

10 - Restructuring Reserve

On January 13, 2010, the Company adopted a reorganization plan (the “Restructuring Plan”) that is designed to eliminate redundant costs resulting from its acquisition of Alpine Biomed and to improve efficiencies in operations. Under the plan, Alpine operations in Montreal, Canada will be transitioned to the Company’s existing Xltek facility in Oakville, Ontario, Canada, and Alpine’s sales organization will be merged into the Company’s global sales organization.

The Restructuring Plan will result in a staff reduction of approximately 70 employees for which the Company has recorded a restructuring charge of approximately $3.0 million during its first fiscal quarter of 2010, substantially all of which will result in cash expenditures. The Company accounts for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets.

The Company completed the reorganization of the sales organization during the first quarter of 2010, while the transfer of product development and production activities from Montreal to Oakville will occur over the course of the first half of 2010.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Balance January 1, 2010	Charged to expense	Amounts paid	Balance March 31, 2010
Employee termination benefits	$—	$3,030	$813	$2,217

In addition to the above severance costs of approximately $3.0 million that were accrued in the first fiscal quarter of 2010, the Company will incur other costs directly associated with the Restructuring Plan that do not qualify for accrual and reporting under ASC Topic 420 and are charged to expense as incurred. The Company charged to expense approximately $93,000 of such costs during the three months ended March 31, 2010.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

11 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2010 and 2009 columns in thousands):

	March 31, 2010	December 31, 2009
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$1,023	$1,062
Term loan CAD $300,000, interest at cost of funds plus 2.5% due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	42	47

Total long-term debt (including current portion)	1,065	1,109
Less: current portion of long-term debt	(178)	(178)

Total long-term debt	$887	$931

At March 31, 2010 the Company had a $25 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) that was scheduled to expire on April 30, 2010. The Company entered into a new credit facility with Wells Fargo on April 22, 2010. See Note 14. We did not draw on the facility during the first quarter of 2010 or during 2009. We have no other significant credit facilities.

12 - Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
United States	$27,828	$22,978
Foreign countries	21,332	10,379

Totals	$49,160	$33,357

	March 31, 2010	December 31, 2009
Long-lived assets:
United States	$6,763	$6,297
Foreign countries	8,776	7,769

Totals	$15,539	$14,066

Long-lived assets consist principally of property and equipment (net). During the three months ended March 31, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three months ended March 31, 2010 and 2009, respectively, revenue from devices and systems was $31.4 and $19.5 million, while revenue from supplies and services was $16.9 and $13.3 million, respectively.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

13 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of March 31, 2010	Fair Value Measurements as of March 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,142	—	$3,142	—
Guaranteed investment certificate	951	—	951	—

Total	$4,093	—	$4,093	—

	Fair Value as of December 31, 2009	Fair Value Measurements as of December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,142	—	$3,142	—
Guaranteed investment certificate	965	—	965	—

Total	$4,107	—	$4,107	—

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

14 - Subsequent Events

On April 22, 2010, we entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”) with Wells Fargo. The Credit Facility amended and restated our existing credit facility with Wells Fargo that was scheduled to expire on April 30, 2010. The Credit Facility provides for a $50 million secured revolving credit facility.

Borrowings under the Credit Facility are secured by substantially all of the Company’s personal property, including, without limitation, all of the Company’s ownership interests in subsidiaries, accounts receivable, inventory, equipment and intellectual property now owned or hereafter acquired.

At the Company’s option, outstanding borrowings on the Credit Facility will bear interest at either (i) a variable base rate, which is the higher of the federal funds rate plus one-half of one percent, or the rate announced from time to time by Wells Fargo as its prime rate, or (ii) a one-, two-, three- or six-month fixed rate, as selected by the Company, that is based on LIBOR plus an applicable interest margin that ranges from 150 basis points to 200 basis points depending upon the leverage ratio of the Company and its subsidiaries on a consolidated basis.

The Credit Facility matures on April 30, 2012, at which time all principal amounts outstanding under the Credit Facility will be due and payable. Borrowings on the Credit Facility may be repaid at any time without premium or penalty.

The Credit Facility contains certain usual and customary representations and warranties and affirmative and negative covenants, which include financial covenants; limitations on liens, additional indebtedness, further negative pledges, investments, payment of dividends, mergers, sale of assets and restricted payments; and other limitations. The financial covenants include metrics for minimum adjusted EBITDA and quick ratio on a consolidated basis.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU® ,and Keypoint JP®, MASTER®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Oxydome®, Sleeprite®, Sleepscan®, Smart Scale®, Tootsweet®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2009 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2010 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2010;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired are Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, and Hawaii Medical and Alpine Biomed in 2009.

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2009:

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2009. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Devices and Systems	64%	58%
Supplies and Services	34%	40%
Other	2%	2%

Total	100%	100%

During the three months ended March 31, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2010 First Quarter Overview

We incurred a net loss of $303,000, or $(0.01) per diluted share, for the first quarter of 2010, compared with net income of $787,000, or $0.03 per diluted share, for the first quarter of 2009. The net loss for the 2010 period included a restructuring charge of $3.0 million or $(0.07) per diluted share to eliminate redundant costs resulting from our acquisition of Alpine Biomed.

Our operating results for the first quarter of 2009 were adversely affected by the severe worldwide economic downturn that began to impact our business in late 2008 and from which we began to recover in the second half of 2009. This recovery continued during the first quarter of 2010. Our revenue increased 47% to $49.2 million in the first quarter ended March 31, 2010, compared to $33.4 million reported in the comparable quarter of the previous year. The increase in revenue in the first quarter of 2010 was primarily attributable to our acquisitions of Alpine Biomed and Hawaii Medical; in addition, revenue from our existing product lines increased 22% in the 2010 period, including a significant increase in revenue from our neurology diagnostic devices and systems.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than as noted in Note 1 of the Notes to Consolidated Financial Statements (unaudited) contained in Item 1 of this quarterly report on Form 10-Q addressing changes to our policies for revenue recognition, there have been no changes to these policies during the three months ended March 31, 2010.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2010	2009
Revenue	100.0%	100.0%
Cost of revenue	39.8	39.1

Gross profit	60.2	60.9

Operating expenses:
Marketing and selling	28.0	30.0
Research and development	10.4	11.1
General and administrative	22.2	16.5

Total operating expenses	60.6	57.6

Income (loss) from operations	(0.4)	3.3

Other income (expense), net	(0.1)	0.4

Income (loss) before provision for income tax	(0.5)	3.7

Provision for income tax	0.1	1.3

Net income (loss)	(0.6)%	2.4%

We acquired Hawaii Medical in July 2009 and Alpine Biomed in September 2009. Where significant, we have noted the impact of these acquisitions on our results of operations for the three months ended March 31, 2010, as compared to the same period in 2009.

Three Months Ended March 31, 2010 and 2009

Our revenue increased 47%, or $15.8 million, to $49.2 million for the three month period ended March 31, 2010 compared to $33.4 million in the comparable 2009 period. Revenue of Alpine Biomed contributed to $7.4 million of the increase, while revenue from our hearing products increased by $2.3 million to $17.9 million, and revenue from our neurology products other than from Alpine Biomed increased $4.1 million to $14.7 million.

Revenue from devices and systems increased $11.9 million, or 61%, to $31.4 million in the three months ended March 31, 2010, compared to $19.5 million in the same period in 2009. Revenue from Alpine Biomed contributed to $6.6 million of the increase, while revenue from our hearing products contributed to $2.8 million of the increase and revenue from our other neurology products contributed to $2.4 million of the increase. Revenue from devices and systems was 64% of total revenue in the three months ended March 31, 2010 compared to 58% of total revenue for the first quarter of 2009.

Revenue from supplies and services increased 27%, or $3.6 million, to $16.9 million in the first quarter of 2010 compared to $13.3 million in the same period in 2009. In the 2010 first quarter, revenue from hearing screening and neurology supplies increased by $2.6 million and newborn care supplies increased by $849,000. Revenue from supplies and services was 34% of total revenue in the three months ended March 31, 2010 compared to 40% of total revenue for the first quarter of 2009.

Revenue from sales outside the U.S. increased 106%, or $11.0 million, to $21.4 million in the first quarter of 2010 compared to $10.4 million for the same period in 2009. Revenue from Alpine Biomed contributed to $6.7 million of the increase in international revenue, while revenue from our hearing screening devices increased 107% or $2.0 in international markets. Revenue from supplies and services, exclusive of Alpine Biomed, increased by $1.0 million or 34%, in international markets.

Gross profit as a percentage of revenue was 60.2% for the three months ended March 31, 2010 compared to 60.9% for the respective period in 2009.

Total operating costs increased by $10.6 million or 55%, to $29.8 million in the three months ended March 31, 2010, compared to $19.2 million in the same period in 2009. The operations of Alpine Biomed contributed to $4.9 million of the increase. We also recorded a restructuring charge of $3.0 million in the first quarter of 2010 for which there was no comparable cost in 2009. The net increase in total operating costs from factors other than the foregoing was primarily attributable to increases in employee compensation and outside consulting costs to support the increase in revenue.

Marketing and selling expenses increased $3.8 million, or 38%, to $13.8 million in the three months ended March 31, 2010, compared to $10.0 million in the same period in 2009. The expenses of Alpine Biomed contributed to $2.4 million of the increase. The remainder of the increase was primarily attributable to higher sales commission costs associated with the increase in our revenue.

Research and development expenses increased $1.4 million, or 38%, to $5.1 million for the three months ended March 31, 2010, compared to $3.7 million in the same period of 2009. The operations of Alpine Biomed contributed to $1.7 million of the increase, while other research and development expenses were approximately 8% lower in the first quarter of 2010 compared to the same period in 2009, reflecting the impact of lower outside service costs.

General and administrative expenses increased $5.4 million, or 98%, to $10.9 million in the three months ended March 31, 2010, compared to $5.5 million in the same period in 2009. The operations of Alpine Biomed contributed to $1.3 million of the increase. We also recorded a $3.0 million restructuring charge for which there was no similar charge in the first quarter of 2009. Other general and administrative expenses exclusive of those associated with Alpine Biomed and restructuring costs, were $1.0 million higher in the 2010 first quarter compared to the same period in 2009, which resulted primarily from increased payroll, related benefit costs, and outside consulting services.

Other income or expense, net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $54,000 in the three months ended March 31, 2010, compared to net other income of $126,000 in the same period in 2009. During the 2010 period rates of interest earned on our investment portfolio were lower and this was coupled with foreign currency exchange losses generated from the strengthening dollar against the euro.

We recorded a provision for income taxes of $41,000 in the three months ended March 31, 2010, compared to $442,000 in the same period in 2009. Although we reported a loss before provision for income tax of $262,000 in the 2010 period, a tax benefit at an approximate 35% rate was offset by discrete tax adjustments. Our effective tax rate in the 2009 period was 36%. Because deferred tax assets and liabilities of Xltek are revalued to the Canadian Dollar and the net change in value is reported as a component of our tax provision, we may have increased volatility in our effective tax rate in the future.

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

As of March 31, 2010, we had cash, cash equivalents, and short-term investments of $39.4 million, stockholders’ equity of $243.4 million, and working capital of $76.6 million, compared with cash, cash equivalents, and short-term investments of $33.5 million, stockholders’ equity of $243.2 million, and working capital of $75.0 million as of December 31, 2009.

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

At March 31, 2010 we had a $25 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) which we increased to a $50 million facility as of April 22, 2010. The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first quarter of 2010 or during 2009. We have no other significant credit facilities.

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

Cash provided by operations increased by $827,000 for the three months ended March 31, 2010 to $7.4 million, compared to $6.6 million for the same period in 2009. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $3.2 million in the 2010 period, compared to $5.0 million in 2009. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $4.2 million and $1.6 million in 2010 and 2009, respectively. In particular, our cash flow from operations in the first quarter of 2010 was positively affected by our reduction of accounts receivable of $7.1 million compared to the positive impact of $4.8 million from the reduction of accounts receivable in the first quarter of 2009.

Cash used in investing activities was $1.2 million for the three months ended March 31, 2010, compared to $2.4 million for the same period in 2009. We used $1.2 million and $1.4 million of cash to acquire property and equipment, during the three months ended March 31, 2010 and 2009, respectively. We did not record any internal use software development costs in 2010, compared with $174,000 in 2009.

Cash provided by financing activities was $178,000 in the three months ended March 31, 2010, compared to $39,000 used in financing activities in the same period of 2009. We received cash from sales of our stock pursuant to our stock options and our employee stock purchase plan in the amount of $168,000 and $5,000 in the three months ended March 31, 2010 and 2009, respectively. In 2010, we realized an excess tax benefit of $55,000 on the exercise of employee stock options, with no comparable excess tax benefit in the first quarter of 2009. In 2010, this amount was recorded as an increase to stockholders’ equity.

Our future liquidity and capital requirements will depend on numerous factors, including the:

•	Extent to which we make acquisitions;

•	Amount and timing of revenue;

•	Extent to which our existing and new products gain market acceptance;

•	Cost and timing of product development efforts and the success of these development efforts;

•	Cost and timing of marketing and selling activities; and

•	Availability of borrowings under line of credit arrangements and the availability of other means of financing.

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments primarily result from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There have been no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our effective tax rate for 2010, our expectation that the reduction in capital equipment purchases has stabilized and will not further deteriorate, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future and our intent to acquire additional technologies, products, or businesses.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2010. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because recent market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of March 31, 2010.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2010, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2010. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Our chief executive officer and chief financial officer determined that as of March 31, 2010 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to continue to pursue opportunities to acquire other businesses in future periods. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings. For example, in our acquisition of Alpine Biomed we agreed to pay certain earn-out consideration if Alpine Biomed achieved a target level of revenue for 2009. We advised the former stockholders of Alpine Biomed that we do not believe that the target level of revenue was achieved, but these stockholders have contested the manner in which we calculated the Alpine Biomed revenue. Any additional payments that may be required to the former Alpine Biomed stockholders would be recorded as an expense in the period that we become obligated to make such payments. Further, our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

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

If we deliver products with defects, we may incur costs to repair and, possibly, recall that product and market acceptance of our products may decrease.

The manufacturing and marketing of our products involve an inherent risk of our delivering a defective product or products that do not otherwise perform as we expect. We may incur substantial expense to repair any such products and may determine to recall such a product, even if not required to do so under applicable regulations. Any such recall would be time consuming and expensive. Product defects or recalls may adversely affect our customers’ acceptance of the recalled and other of our products.

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

ITEM 6.	Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.3	Seventh Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.21	000-33001	03/15/2010

10.4	Amended and Restated Credit agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 7, 2010	By:	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	By:	/s/ STEVEN J. MURPHY
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.3	Seventh Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.21	000-33001	03/15/2010

10.4	Amended and Restated Credit agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002