Form 10-Q
period 2010-06-30
NATUS MEDICAL INC
filed 2010-08-06
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 2, 2010 was 28,859,510.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$38,956	$32,586
Short-term investments	946	965
Accounts receivable, net of allowance for doubtful accounts of $1,245 in 2010 and $1,515 in 2009	38,576	43,750
Inventories	25,540	22,408
Prepaid expenses and other current assets	4,079	4,213
Deferred income tax	4,191	4,248

Total current assets	112,288	108,170

Property and equipment, net	15,417	14,066
Intangible assets	66,903	70,144
Goodwill	91,958	92,258
Other assets	5,918	6,853

Total assets	$292,484	$291,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,598	$11,074
Current portion of long-term debt	178	178
Accrued liabilities	14,531	17,245
Deferred revenue	4,819	4,705

Total current liabilities	29,126	33,202
Long-term liabilities:
Long-term debt	842	931
Other liabilities	7,685	7,186
Deferred income tax	5,925	7,016

Total liabilities	43,578	48,335

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 28,826,248 in 2010 and 28,380,967 in 2009	255,489	250,374
Retained earnings	8,539	5,737
Accumulated other comprehensive loss	(15,122)	(12,955)

Total stockholders’ equity	248,906	243,156

Total liabilities and stockholders’ equity	$292,484	$291,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$52,697	$37,263	$101,857	$70,620
Cost of revenue	21,575	14,370	41,123	27,419

Gross profit	31,122	22,893	60,734	43,201

Operating expenses:
Marketing and selling	13,581	10,251	27,354	20,238
Research and development	5,238	3,950	10,368	7,664
General and administrative	7,791	5,270	18,708	10,774

Total operating expenses	26,610	19,471	56,430	38,676

Income from operations	4,512	3,422	4,304	4,525
Other income, net	240	387	186	513

Income before provision for income tax	4,752	3,809	4,490	5,038
Provision for income tax	1,647	1,473	1,688	1,915

Net income	$3,105	$2,336	$2,802	$3,123

Earnings per share:
Basic	$0.11	$0.08	$0.10	$0.11

Diluted	$0.11	$0.08	$0.10	$0.11

Weighted average shares used in the calculation of earnings per share:
Basic	27,809	27,644	27,755	27,625

Diluted	29,110	28,276	28,956	28,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$2,802	$3,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,262	4,440
Accounts receivable reserves	(24)	1,331
Warranty reserves	86	639
Loss on disposal of property and equipment	25	—
Share-based compensation	2,330	1,773
Excess tax benefits on the exercise of options	(779)	(12)
Impairment of intangible assets	300	—
Changes in operating assets and liabilities:
Accounts receivable	5,353	893
Inventories	(3,625)	987
Prepaid expenses and other assets	136	564
Accounts payable	(1,475)	6
Deferred income tax	68	—
Accrued liabilities and deferred revenue	(2,772)	163

Net cash provided by operating activities	6,687	13,907

Investing activities:
Cash paid for business acquisitions and earn out obligations, net of cash acquired	(19)	(998)
Purchases of property and equipment	(2,052)	(2,080)
Capitalized software development costs	(161)	(377)
Purchases of marketable securities	(975)	(866)
Sales of marketable securities	975	—

Net cash used in investing activities	(2,232)	(4,321)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	2,007	414
Excess tax benefits on the exercise of options	779	12
Payments on borrowings	(89)	(89)

Net cash provided by financing activities	2,697	337

Exchange rate effect on cash and cash equivalents	(782)	845

Net increase in cash and cash equivalents	6,370	10,768
Cash and cash equivalents, beginning of period	32,586	56,915

Cash and cash equivalents, end of period	$38,956	$67,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$25

Cash paid for income taxes	$2,635	$129

Non-cash investing activities:
Acquisition-related earn out obligations included in accrued liabilities	$—	$19

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$3,105	$2,336	$2,802	$3,123
Foreign currency translation adjustment	(1,364)	665	(2,168)	803

Comprehensive income	$1,741	$3,001	$634	$3,926

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$243,365	$228,243	$243,156	$226,494
Net income	3,105	2,336	2,802	3,123
Proceeds from stock option exercises and ESPP	1,838	408	2,007	414
Share-based compensation expense	1,238	955	2,330	1,773
Tax effect of option exercises	724	12	779	12
Foreign currency translation adjustment	(1,364)	665	(2,168)	803

Balance, end of period	$248,906	$232,619	$248,906	$232,619

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

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

We previously accounted for arrangements with multiple deliverables under ASC Topic 605, where revenue was allocated to the deliverables based on vendor specific objective evidence (“VSOE”). In October 2009 the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605, and we adopted the provisions of ASU 2009-13 on January 1, 2010. Under the revenue recognition rules for tangible products as amended by ASU 2009-13, we now allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) installation services, (iii) extended service and maintenance agreements, and (iv) upgrades to embedded software.

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

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

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

Other than the increased disclosure requirements of adoption of ASU 2009-13 and ASU 2009-14, the adoption of these provisions did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

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

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends ASC 985-605, Revenue Recognition - Software. ASU 2009-14 changes the accounting model in revenue arrangements for products that include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. As noted above, we adopted ASU 2009-14 on January 1, 2010

In February 2009, Accounting Standards Codification (“ASC”) 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was revised. The revisions relate to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under ASC Topic 805. We adopted the provisions of ASC 805-20-35-3 on September 1, 2009 and applied these provisions to two business combinations completed during the third quarter of 2009. See Note 2.

2 - Business Combinations, Goodwill, and Intangible Assets

Alpine Biomed Holdings Corp.

We acquired Alpine Biomed Holdings Corp. (“Alpine Biomed”) on September 14, 2009 for $43.2 million in cash pursuant to an Agreement and Plan of Merger. The Agreement and Plan of Merger also included an earn out provision of based on the achievement of a certain revenue target as of December 31, 2009. We have advised the former stockholders of Alpine Biomed that we do not believe that the revenue target was met for the payment of any earn out consideration, and these stockholders have objected to our determination of the amount of Alpine Biomed’s revenue for the period through December 31, 2009.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

We recorded adjustments to the original estimate of the purchase price allocation of the fair value of the assets acquired and liabilities assumed that increased the carrying amount of goodwill by $234,000 and $78,000, respectively, for the three and six months ended June 30, 2010, due to adjustments to inventories, intangible assets, accounts payable, deferred taxes, and accrued expenses. Valuing certain components of the acquisition, including primarily deferred taxes and other accrued expenses requires us to make estimates that may be adjusted in the future. Consequently, the purchase price allocation is considered preliminary.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2010	$92,258
Purchase accounting adjustments	78
Adjustments associated with earn out provisions	22
Foreign currency translation	(400)

Balance, June 30, 2010	$91,958

Amortization of Intangible Assets with Finite Lives Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.2 million and $2.7 million for the three and six months ended June 30, 2010, respectively, and $998,000 and $2.0 million for the three and six months ended June 30, 2009, respectively.

Impairment of Intangible Assets with Indefinite Lives

During the three months ended June 30, 2010 we recorded an impairment charge of $300,000 to write down the entire carrying value of tradenames associated with the Sonamed Clarity product line. The write-down was the result of our decision to discontinue the Sonamed Clarity product line and to convert customers to other Natus newborn hearing screening products.

Capitalized Software Development Costs

Pursuant to ASC 350-40, we capitalized software development costs of $161,000 during the three and six months ended June 30, 2010, respectively, and $169,000 and $343,000 during the three and six months ended June 30, 2009, respectively.

We report capitalized software development costs as a component of intangible assets. Amortization of capitalized software development costs was $146,000 and $293,000 during the three and six months ended June 30, 2010, respectively, and $120,000 and $252,000 during the three and six months ended June 30, 2009, respectively.

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

For the three and six months ended June 30, 2010, common stock equivalents of 1,301,072 and 1,200,808 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and six months ended June 30, 2010, common stock equivalents of 585,166 and 765,346 were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three and six months ended June 30, 2009, common stock equivalents of 631,443 and 582,538 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and six months ended June 30, 2009,

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

common stock equivalents of 1,972,024 and 1,671,547 shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

4 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials and subassemblies	$10,217	$11,506
Finished goods	18,895	14,994

Total Inventories	29,112	26,500
Less: Non-current inventories	(3,572)	(4,092)

Inventories, net	$25,540	$22,408

Non-current inventories consist primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Land	$3,403	$3,403
Buildings	4,691	4,691
Leasehold improvements	1,928	1,479
Office furniture and equipment	7,906	7,898
Computer software and hardware	5,675	5,091
Demonstration and loaned equipment	7,845	6,286

	31,448	28,848
Accumulated depreciation	(16,031)	(14,782)

Total	$15,417	$14,066

Depreciation and amortization expense of property and equipment was $797,000 and $1.5 million for the three and six months ended June 30, 2010, respectively, and was $792,000 and $2.1 million for the three and six months ended June 30, 2009, respectively.

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

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$652	$1,023	$694	$1,076
Warranty accrued for the period	62	401	86	639
Repairs for the period	(151)	(396)	(217)	(687)

Balance, end of period	$563	$1,028	$563	$1,028

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

7 - Share-Based Compensation

At June 30, 2010, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2010 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$41	$50	$70	$91
Marketing and sales	306	222	604	413
Research and development	110	37	206	72
General and administrative	781	646	1,450	1,197

Total	$1,238	$955	$2,330	$1,773

As of June 30, 2010, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $6.0 million, which is expected to be recognized over a weighted average period of 3 years.

Stock Options

Activity in our stock option plans during the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,435,394	$9.99
Granted	451,400	$16.76
Exercised	(209,054)	$7.41
Cancelled	(30,812)	$14.71

Outstanding, end of period	3,646,928	$10.94	4.07	$21,050

Exercisable, end of period	2,489,998	$9.20	3.61	$18,385

Vested and expected to vest, end of period	3,438,971	$10.72	4.00	$20,575

The intrinsic value of options exercised during the six months ended June 30, 2010 was $1.9 million.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the six months ended June 30, 2010 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	547,784	$13.87
Granted	207,650	$16.76
Vested	(46,250)	$11.35
Forfeited	—	$—

Unvested, end of period	709,184	$14.88	$9,185

We award restricted stock awards to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award restricted stock awards to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the six months ended June 30, 2010 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	66,500
Awarded	30,550
Released	—
Forfeited	(15,000)

Outstanding, end of period	82,050	2.03	$1,337

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income	$6	$73	$14	$178
Interest expense	(10)	(99)	(36)	(113)
Foreign currency exchange loss	(189)	(38)	(367)	(24)
Other	433	451	575	472

Total other income (expense), net	$240	$387	$186	$513

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $1.6 million and $1.7 million for the three and six months ended June 30, 2010, respectively. Our effective tax rate was 34.7% and 37.6% for the three and six months ended June 30, 2010, respectively.

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

Uncertain Tax Positions

We have cumulatively accrued approximately $800,000 for estimated interest and penalties related to uncertain tax positions at June 30, 2010. We recorded approximately $79,000 and $158,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and six months ended June 30, 2010 and approximately $51,000 and $102,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and six months ended June 30, 2009, respectively.

Our tax returns remain open to examination as follows: U.S. federal, 2005 through 2009; U.S. states, generally 2004 through 2009; significant foreign jurisdictions, generally 2006 through 2009.

10 - Restructuring Reserve

On January 13, 2010, we adopted a reorganization plan (the “Restructuring Plan”) that is designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed and to improve efficiencies in operations. Under the plan, Alpine operations in Montreal, Canada will be transitioned to our existing Xltek facility in Oakville, Ontario, Canada, and Alpine’s sales organization will be merged into our global sales organization. These activities were substantially completed during the first and second quarters of 2010.

The Restructuring Plan will result in a staff reduction of approximately 70 employees for which we recorded a restructuring charge for severance benefits of approximately $3.0 million during the first fiscal quarter of 2010, which was reduced by $268,000 during the second fiscal quarter. In addition, during the second fiscal quarter of 2010 we recorded a $300,000 charge for a lease termination fee. We also recorded a $44,000 charge to write off property and equipment.

We account for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets. Substantially all of the costs associated with the Restructuring Plan will result in cash expenditures.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Balance January 1, 2010	Charged to expense	Accrual Reversal	Amounts paid	Balance June 30, 2010
Employee termination benefits	$—	$3,030	$(268)	$(2,612)	$150
Lease termination fee	—	300	—	—	300

Totals	$—	$3,330	$(268)	$(2,612)	$450

In addition to the above charges, the Company will incur other costs directly associated with the Restructuring Plan that do not qualify for accrual and reporting under ASC Topic 420 and are charged to expense as incurred. The Company charged to expense approximately $131,000 of such costs during the six months ended June 30, 2010.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

11 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2010 and 2009 columns in thousands):

	June 30, 2010	December 31, 2009
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$983	$1,062
Term loan CAD $300,000, interest at cost of funds plus 2.5% due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	37	47

Total long-term debt (including current portion)	1,020	1,109
Less: current portion of long-term debt	(178)	(178)

Total long-term debt	$842	$931

At June 30, 2010 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first half of 2010 or during 2009. We have no other significant credit facilities.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
United States	$34,243	$25,709	$62,070	$48,687
Foreign countries	18,454	11,554	39,787	21,933

Totals	$52,697	$37,263	$101,857	$70,620

	June 30, 2010	December 31, 2009
Long-lived assets:
United States	$123,175	$125,379
Foreign countries	54,675	55,181

Totals	$177,850	$180,560

Long-lived assets consist principally of property and equipment (net), intangible assets (net), goodwill and non-current inventories. During the three and six months ended June 30, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and six months ended June 30, 2010, respectively, revenue from devices and systems was $32.3 and $63.7 million, while revenue from supplies and services was $19.6 and $36.5 million, respectively.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

13 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of June 30, 2010	Fair Value Measurements as of June 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,143	—	$3,143	—
Guaranteed investment certificate	946	—	946	—

Total	$4,089	—	$4,089	—

	Fair Value as of December 31, 2009	Fair Value Measurements as of December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,142	—	$3,142	—
Guaranteed investment certificate	965	—	965	—

Total	$4,107	—	$4,107	—

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2009 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2010 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2010;

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2009. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Devices and Systems	61%	56%	62%	56%
Supplies and Services	37%	42%	36%	42%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and six months ended June 30, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2010 Second Quarter Overview

Our revenue increased 41% to $52.7 million in the second quarter ended June 30, 2010, compared to $37.3 million in the comparable quarter of the previous year. Net income increased 33% to $3.1 million or $0.11 per diluted share, for the second quarter of 2010, compared with net income of $2.3 million, or $0.08 per diluted share, for the second quarter of 2009. The increase in revenue in the second quarter of 2010 was attributable to both our acquisitions of Alpine Biomed and Hawaii Medical totaling $8.8 million; in addition, revenue from our existing product lines increased 18% in the 2010 period, including a significant increase in revenue from our diagnostic neurology and newborn hearing screening devices.

During the second fiscal quarter of 2010 we substantially completed the reorganization plan adopted in January 2010 that was designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed and to improve efficiencies in operations. Under the plan, Alpine operations in Montreal, Canada were transitioned to our existing Xltek facility in Oakville, Ontario, Canada. Alpine’s sales organization was merged into the Company’s global sales organization during the first fiscal quarter of 2010.

During the second fiscal quarter of 2010 we discontinued the Sonamed Clarity hearing screening product line and began converting users to our other newborn hearing screening products. This action resulted in a non-recurring charge totaling $758,000 that reduced reported gross profit by 0.9 percentage points and increased operating expenses by $300,000.

Our operating results for the second quarter of 2009 were adversely affected by the severe worldwide economic downturn that began to impact our business in late 2008 and from which we began to recover in the second half of 2009. This recovery continued during the second quarter of 2010.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than as noted in Note 1 of the Notes to Consolidated Financial Statements (unaudited) contained in Item 1 of this quarterly report on Form 10-Q addressing changes to our policies for revenue recognition, there have been no changes to these policies during the three and six months ended June 30, 2010.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.9	38.6	40.4	38.8

Gross profit	59.1	61.4	59.6	61.2

Operating expenses:
Marketing and selling	25.8	27.5	26.8	28.7
Research and development	9.9	10.6	10.2	10.9
General and administrative	14.8	14.1	18.4	15.3

Total operating expenses	50.5	52.2	55.4	54.9

Income from operations	8.6	9.2	4.2	6.3

Other income, net	0.4	1.0	0.2	0.8

Income before provision for income tax	9.0	10.2	4.4	7.1
Provision for income tax	3.1	3.9	1.6	2.7

Net income	5.9%	6.3%	2.8%	4.4%

We acquired Hawaii Medical in July 2009 and Alpine Biomed in September 2009. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and six months ended June 30, 2010, as compared to the same periods in 2009.

Three Months Ended June 30, 2010 and 2009

Our revenue increased 41%, or $15.4 million, to $52.7 million for the three month period ended June 30, 2010 compared to $37.3 million in the comparable 2009 period. Revenue of Alpine Biomed and Hawaii Medical contributed to $8.8 million of the increase, while revenue from our newborn care products other than from Hawaii Medical increased by $1.6 million to $9.2 million, and revenue from our neurology products other than from Alpine Biomed increased $8.2 million to $24.8 million.

Revenue from devices and systems increased $11.6 million, or 56%, to $32.3 million in the three months ended June 30, 2010, compared to $20.7 million in the same period in 2009. Revenue from Alpine Biomed contributed to $4.1 million of the increase, while revenue from our other neurology products contributed to $4.6 million of the increase and revenue from newborn hearing screening and newborn care contributed to $2.9 million of the increase. Revenue from devices and systems was 61% of total revenue in the three months ended June 30, 2010 compared to 56% of total revenue for the second quarter of 2009.

Revenue from supplies and services increased 24%, or $3.8 million, to $19.6 million in the second quarter of 2010 compared to $15.8 million in the same period in 2009. In the 2010 second quarter, revenue from hearing screening and neurology supplies increased by $3.8 million and revenue from newborn care supplies increased by $1.0 million offset by a $1.0 million decrease in service fee revenue. Revenue from supplies and services was 37% of total revenue in the three months ended June 30, 2010 compared to 42% of total revenue for the second quarter of 2009.

Revenue from sales outside the U.S. increased 60%, or $6.9 million, to $18.5 million in the second quarter of 2010 compared to $11.5 million for the same period in 2009. Revenue from Alpine Biomed contributed to $5.9 million of the increase in international revenue, while revenue from our hearing screening and newborn care devices increased $1.0 million in international markets including the shipment of a $1.5 million order of neoBLUE and neoBLUE Cozy devices to Iraq.

Gross profit as a percentage of revenue was 59.1% for the three months ended June 30, 2010 compared to 61.4% for the respective period in 2009, reflecting higher materials costs and a charge associated with discontinuance of the Sonamed Clarity product line that reduced gross profit by 0.8 percentage points.

Total operating costs increased by $7.1 million or 37%, to $26.6 million in the three months ended June 30, 2010, compared to $19.5 million in the same period in 2009. The operations of Alpine Biomed contributed to $5.4 million of the increase. The net increase in total operating costs was also attributable to increases in employee compensation and outside consulting costs to support the increase in revenue.

Marketing and selling expenses increased $3.3 million, or 32%, to $13.6 million in the three months ended June 30, 2010, compared to $10.3 million in the same period in 2009. The expenses of Alpine Biomed contributed to $2.0 million of the increase. The remainder of the increase was primarily attributable to higher sales commission costs associated with the increase in our revenue and a $300,000 impairment charge related to Sonamed and Clarity tradenames.

Research and development expenses increased $1.3 million, or 33%, to $5.2 million for the three months ended June 30, 2010, compared to $4.0 million in the same period of 2009. The operations of Alpine Biomed contributed to $1.8 million of the increase, while other research and development expenses were approximately 13% lower in the second quarter of 2010 compared to the same period in 2009, reflecting the impact of lower payroll and outside service costs.

General and administrative expenses increased $2.5 million, or 48%, to $7.8 million in the three months ended June 30, 2010, compared to $5.3 million in the same period in 2009. The operations of Alpine Biomed contributed to $1.7 million of the increase. Other general and administrative expenses exclusive of those associated with Alpine Biomed were $800,000 higher in the 2010 second quarter compared to the same period in 2009, which resulted primarily from increased payroll, related benefit costs, and outside consulting services.

Other income, net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $240,000 in the three months ended June 30, 2010, compared to net other income of $387,000 in the same period in 2009. During the 2010 period we generated $6,000 of investment income compared to $73,000 in the 2009 period due to lower rates of interest on our investment portfolio. We also recognized $189,000 and $38,000 of foreign currency exchange losses during the three months ended June 30, 2010 and 2009 respectively.

We recorded a provision for income taxes of $1.6 million in the three months ended June 30, 2010, compared to $1.5 million in the same period in 2009. Our effective tax rate in the second quarter of 2010 was 34.7% compared to an effective rate of 38.7% in the second quarter of 2009 because of the increase of profits generated outside the United States where there are lower statutory tax rates than in the United States.

Six Months Ended June 30, 2010 and 2009

Revenue increased $31.2 million, or 44%, for the six month period ended June 30, 2010 from the comparable 2009 period. Revenue of Alpine Biomed and Hawaii Medical contributed to $17.2 million of the increase, while revenue from our hearing and newborn care products increased by $7.3 million to $50.9 million, and revenue from our neurology products other than from Alpine Biomed increased $8.9 million to $32.0 million.

Device and systems revenue increased $23.9 million, or 60%, to $63.7 million in the six months ended June 30, 2010 compared to $39.8 million in the same period in 2009. Revenue from Alpine Biomed contributed to $10.7 million of the increase, while revenue from our hearing, newborn care and other products contributed to $6.2 million of the increase and revenue from our other neurology products contributed to $7.0 million of the increase. Revenue from devices and systems was 62% of consolidated revenue in the six months ended June 30, 2010 compared to 56% of consolidated revenue for the first half of 2009.

Supplies and services revenue increased $7.1 million, or 24%, to $36.5 million in the six months ended June 30, 2010 compared to $29.4 million in the same period in 2009. Alpine Biomed contributed to $4.2 million of revenue from supplies and services while supplies and service revenue from other products increased $2.9 million. Revenue from supplies and services was 36% of consolidated revenue in the six months ended June 30, 2010 compared to 42% of consolidated revenue for the six months ended June 30, 2009.

Revenue from sales outside the U.S. increased $17.9 million, or 81%, to $39.8 million in the first half of 2010 compared to $21.9 million for the same period in 2009. Revenue from Alpine Biomed contributed to $12.7 million of the increase in international revenue, while revenue from our hearing screening devices increased $2.2 million in international markets. Revenue from supplies and services, exclusive of Alpine Biomed, increased by $2.9 million or 13%, in international markets.

Gross profit as a percentage of revenue was 59.6% for the six months ended June 30, 2010 compared to 61.2% for the respective period in 2009. Cost of revenue increased $13.7 million, or 50%, to $41.1 million in the six months ended June 30, 2010, from $27.4 million in 2009, reflecting increased sales in the 2010 period. Gross profit increased $17.5 million, or 41%, to $60.7 million in 2010 from $43.2 million in 2009.

Total operating costs increased by $17.8 million or 46%, to $56.4 million in the six months ended June 30, 2010, compared to $38.7 million in the same period in 2009. The operations of Alpine Biomed contributed to $10.4 million of the increase. The net increase in total operating costs was also attributable to increases in employee compensation and outside consulting costs to support the increase in revenue.

Marketing and selling expenses increased $7.1 million, or 35%, to $27.4 million in the six months ended June 30, 2010 compared to $20.2 million in the same period in 2009. The expenses of Alpine Biomed contributed to $4.3 million of the increase. The remainder of the increase was primarily attributable to higher sales commission costs associated with the increase in our revenue.

Research and development expenses increased $2.7 million, or 35%, to $10.4 million in the six months ended June 30, 2010 compared to $7.7 million in the same period of 2009. The operations of Alpine Biomed contributed to $3.1 million of the increase, while other research and development expenses were approximately 5% lower in the second quarter of 2010 compared to the same period in 2009, reflecting the impact of lower outside service costs.

General and administrative expenses increased $7.9 million, or 74%, to $18.7 million in the six months ended June 30, 2010 compared to $10.8 million in the same period in 2009. The operations of Alpine Biomed contributed to $2.9 million of the increase. We also recorded a restructuring charge of $2.8 million as well as $475,000 of related restructuring costs in the first six months of 2010 for which there was no comparable cost in 2009. Other general and administrative expenses exclusive of those associated with Alpine Biomed were $1.7 million higher in the 2010 first half compared to the same period in 2009, which resulted primarily from increased payroll, related benefit costs, and outside consulting services.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $186,000 in the six months ended June 30, 2010, compared to $513,000 in the same period in 2009. During the 2010 period we generated $14,000 of investment income compared to $178,000 in the 2009 period due to lower rates of interest on our investment portfolio. We also recognized $367,000 and $24,000 of foreign currency exchange losses during the six months ended June 30, 2010 and 2009 respectively.

We recorded income tax expense of $1.7 million in the six months ended June 30, 2010, compared to $1.9 million in the same period in 2009. Our effective tax rate in the first six months of 2010 was 37.6% compared to an effective rate of 38.0% in the same period in 2009.

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

As of June 30, 2010, we had cash, cash equivalents, and short-term investments of $39.9 million, stockholders’ equity of $248.9 million, and working capital of $83.1 million, compared with cash, cash equivalents, and short-term investments of $33.5 million, stockholders’ equity of $243.2 million, and working capital of $75.0 million as of December 31, 2009.

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

At June 30, 2010 we had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first half of 2010 or during 2009. We have no other significant credit facilities.

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

Cash provided by operations decreased by $7.2 million for the six months ended June 30, 2010 to $6.7 million, compared to $13.9 million for the same period in 2009. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $9.0 million in the 2010 period, compared to $11.3 million in 2009. In addition, in the 2010 period we paid approximately $2.6 million of severance benefits associated with a reorganization plan we adopted in January 2010 for which there was no similar expenditure in 2009. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $2.3 million in 2010 compared with a cash inflow of $2.6 million in 2009. In particular, our cash flow from operations in the first six months of 2010 was affected by a $4.2 million decrease in accounts payable and accrued expenses coupled with a $3.1 million increase in inventories.

Cash used in investing activities was $2.2 million for the six months ended June 30, 2010, compared to $4.3 million for the same period in 2009. We used $2.1 million of cash to acquire property and equipment during the six months ended June 30, 2010 and 2009, respectively, and capitalized $161,000 of internal use software development costs in 2010 compared to $377,000 in 2009.

Cash provided by financing activities was $2.7 million in the six months ended June 30, 2010, compared to $337,000 used in financing activities in the same period of 2009. We received cash from sales of our stock pursuant to our stock options and our employee stock purchase plan in the amount of $2.0 million and $414,000 in the six months ended June 30, 2010 and 2009, respectively. In 2010, we realized an excess tax benefit of $779,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with a tax benefit of $12,000 in the first six months of 2009.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our belief that the recovery from the worldwide economic downturn has continued, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future our expectations as to the necessity of earn out payments related to our recent acquisitions, our expectation that our deferred tax assets will be fully realized, and our intent to acquire additional technologies, products, or businesses.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2010. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because recent market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of June 30, 2010.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2010, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2010. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Our chief executive officer and chief financial officer determined that as of June 30, 2010 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We expect to continue to pursue opportunities to acquire other businesses in future periods. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings. For example, in our acquisition of Alpine Biomed we agreed to pay certain earn out consideration if Alpine Biomed achieved a target level of revenue for 2009. We advised the former stockholders of Alpine Biomed that we do not believe that the target level of revenue was achieved, but these stockholders have contested the manner in which we calculated the Alpine Biomed revenue. Any additional payments that may be required to the former Alpine Biomed stockholders would be recorded as an expense in the period that we become obligated to make such payments. Further, our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

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

Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products

In March 2010 the U. S. government signed into law the Patient Protection and Affordable Care Act and the Health Care & Education Reconciliation Act. These laws are intended to, among other things, curb rising healthcare costs, including those that could significantly affect reimbursement for our products. The policies supporting these laws include: basing reimbursement policies and rates on clinical outcomes; the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the current U.S. Presidential administration or Congress.

There are numerous steps required to implement these laws. Because of the unsettled nature of these reforms, we cannot predict what additional healthcare reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. There is also considerable uncertainty of the impact of these reforms on the medical device market as a whole. If we fail to effectively react to the implementation of health care reform, our business may be adversely affected. In addition, if the excise tax on the sale of medical devices is imposed as enacted, this could increase our costs and have an adverse effect on our results of operations, financial position, and cash flows.

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

•

Continued strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because approximately half of our international sales are denominated in U.S. dollars;

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

In particular, our international sales could be adversely affected by a strengthening of the U.S. dollar relative to other foreign currencies, which makes our products more costly to international customers for sales denominated in U.S. dollars.

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

The manufacturing and marketing of our products involve an inherent risk of our delivering a defective product or products that do not otherwise perform as we expect. We may incur substantial expense to repair any such products and may determine to recall such a product, even if not required to do so under applicable regulations. Any such recall would be time consuming and expensive. Product defects or recalls may adversely affect our customers’ acceptance of the recalled and other of our products. As an example, in the second quarter of 2010 we discontinued selling the Sonamed Clarity newborn hearing screening product line and incurred costs associated with sales concessions awarded customers who traded in a Clarity device for one of our existing newborn hearing screening devices and the write-down of inventory. We also recorded an impairment charge to write-off the carrying value of the Sonamed and Clarity tradenames.

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

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Second Amended and Restated Credit Agreement, dated as of April 22, 2010, between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 6, 2010	By:	/S/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2010	By:	/S/ STEVEN J. MURPHY
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Second Amended and Restated Credit Agreement, dated as of April 22, 2010, between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002