Form 10-Q
period 2010-09-30
NATUS MEDICAL INC
filed 2010-11-05
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 29, 2010 was 28,908,955.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$42,567	$32,586
Short-term investments	982	965
Accounts receivable, net of allowance for doubtful accounts of $1,810 in 2010 and $1,515 in 2009	41,018	43,750
Inventories	26,298	22,408
Prepaid expenses and other current assets	4,977	4,213
Deferred income tax	4,370	4,248

Total current assets	120,212	108,170
Property and equipment, net	15,771	14,066
Intangible assets	65,850	70,144
Goodwill	91,907	92,258
Other assets	6,610	6,853

Total assets	$300,350	$291,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,971	$11,074
Current portion of long-term debt	194	178
Accrued liabilities	13,788	17,245
Deferred revenue	5,301	4,705

Total current liabilities	29,254	33,202
Long-term liabilities:
Long-term debt	782	931
Other liabilities	7,672	7,186
Deferred income tax	6,499	7,016

Total liabilities	44,207	48,335

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 28,839,998 in 2010 and 28,380,967 in 2009	256,994	250,374
Retained earnings	12,282	5,737
Accumulated other comprehensive loss	(13,133)	(12,955)

Total stockholders’ equity	256,143	243,156

Total liabilities and stockholders’ equity	$300,350	$291,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$53,279	$44,251	$155,136	$114,871
Cost of revenue	21,831	17,450	62,955	44,869

Gross profit	31,448	26,801	92,181	70,002

Operating expenses:
Marketing and selling	12,693	11,767	40,046	32,005
Research and development	4,820	4,175	15,188	11,839
General and administrative	8,074	5,688	26,782	16,462

Total operating expenses	25,587	21,630	82,016	60,306

Income from operations	5,861	5,171	10,165	9,696
Other income (expense), net	(175)	71	11	584

Income before provision for income tax	5,686	5,242	10,176	10,280
Provision for income tax	1,943	1,573	3,631	3,488

Net income	$3,743	$3,669	$6,545	$6,792

Earnings per share:
Basic	$0.13	$0.13	$0.23	$0.25

Diluted	$0.13	$0.13	$0.22	$0.24

Weighted average shares used in the calculation of earnings per share:
Basic	28,212	27,669	28,021	27,640

Diluted	29,261	28,668	29,170	28,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$6,545	$6,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,467	5,840
Accounts receivable reserves	112	1,403
Warranty reserves	180	815
Loss on disposal of property and equipment	72	—
Share-based compensation	4,013	3,047
Excess tax benefits on the exercise of options	(574)	(31)
Impairment of intangible assets	300	—
Changes in operating assets and liabilities:
Accounts receivable	2,085	1,959
Inventories	(6,048)	(612)
Prepaid expenses and other assets	(891)	597
Accounts payable	(859)	1,418
Deferred income tax	475	(155)
Accrued liabilities and deferred revenue	(2,283)	(157)

Net cash provided by operating activities	9,594	20,916

Investing activities:
Cash paid for business acquisitions and earnout obligations, net of cash acquired	(19)	(47,142)
Purchases of property and equipment	(2,553)	(1,884)
Capitalized software development costs	(215)	(637)
Purchases of marketable securities	(975)	(944)
Sales of marketable securities	975	—

Net cash used in investing activities	(2,787)	(50,607)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	2,033	542
Excess tax benefits on the exercise of options	574	31
Payments on borrowings	(134)	(385)

Net cash provided by financing activities	2,473	188

Exchange rate effect on cash and cash equivalents	701	1,267

Net increase (decrease) in cash and cash equivalents	9,981	(28,236)
Cash and cash equivalents, beginning of period	32,586	56,915

Cash and cash equivalents, end of period	$42,567	$28,679

Supplemental disclosure of cash flow information:
Cash paid for interest	$44	$131

Cash paid for income taxes	$4,111	$268

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$—	$19

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$3,743	$3,669	$6,545	$6,792
Foreign currency translation adjustment	1,990	597	(178)	1,400

Comprehensive income	$5,733	$4,266	$6,367	$8,192

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$248,906	$232,619	$243,156	$226,494
Net income	3,743	3,669	6,545	6,792
Proceeds from stock option exercises and ESPP	26	129	2,033	542
Share-based compensation expense	1,683	1,273	4,013	3,047
Tax effect of option exercises	(205)	19	574	31
Foreign currency translation adjustment	1,990	597	(178)	1,400

Balance, end of period	$256,143	$238,306	$256,143	$238,306

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

Other than the increased disclosure requirements of adoption of ASU 2009-13 and ASU 2009-14, the adoption of these provisions did not change our units of accounting, allocation of arrangement consideration, or pattern or timing of revenue recognition. It also did not have a significant impact on our financial position, results of operations, or cash flows for the nine months ended September 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820): Fair Value Measurement. ASU 2010-06 requires new disclosures on the amount of and reason for transfers in and out of Level 1 and 2 fair value measurements, disclosure of activities, including purchases, sales, issuances, and settlements within Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The Company adopted ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not impact our financial position, results of operations, cash flows, and associated disclosures.

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

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends ASC 985-605, Revenue Recognition - Software. ASU 2009-14 changes the accounting model in revenue arrangements for products that include both tangible and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in ASC 985-605. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, but then requires retrospective application of its provisions from the beginning of the fiscal year. As noted above, we adopted ASU 2009-14 on January 1, 2010

In February 2009, Accounting Standards Codification (“ASC”) 805-20-35-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, was revised. The revisions relate to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination under ASC Topic 805. We adopted the provisions of ASC 805-20-35-3 on September 1, 2009. See Note 2.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

2 - Business Combinations, Goodwill, and Intangible Assets

Alpine Biomed Holdings Corp.

We acquired Alpine Biomed Holdings Corp. (“Alpine Biomed”) on September 14, 2009 for $43.2 million in cash pursuant to an Agreement and Plan of Merger. The Agreement and Plan of Merger also included an earnout provision based on the achievement of a certain revenue target as of December 31, 2009, however, the revenue target was not achieved and no additional cash consideration has been paid.

We recorded adjustments to the original estimate of the purchase price allocation of the fair value of the assets acquired and liabilities assumed that decreased the carrying amount of goodwill by $112,000 and $34,000, respectively, for the three and nine months ended September 30, 2010, due to adjustments to inventories, intangible assets, accounts payable, deferred taxes, and accrued expenses.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2010	$92,258
Purchase accounting adjustments	(34)
Adjustments associated with earnout provisions	22
Foreign currency translation	(339)

Balance, September 30, 2010	$91,907

Amortization of Intangible Assets with Finite Lives Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.2 million and $3.6 million for the three and nine months ended September 30, 2010, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2009, respectively.

Impairment of Intangible Assets with Indefinite Lives

During the nine months ended September 30, 2010 we recorded an impairment charge of $300,000 to write down the entire carrying value of tradenames associated with the Sonamed Clarity product line. The write-down was the result of our decision to discontinue the Sonamed Clarity product line and to convert customers to other Natus newborn hearing screening products.

Capitalized Software Development Costs

Pursuant to ASC 350-40, we capitalized software development costs of $54,000 and $215,000 during the three and nine months ended September 30, 2010, respectively, and $293,000 and $637,000 during the three and nine months ended September 30, 2009, respectively.

We report capitalized software development costs as a component of intangible assets. Amortization of capitalized software development costs was $147,000 and $441,000 during the three and nine months ended September 30, 2010, respectively, and $50,000 and $235,000 during the three and nine months ended September 30, 2009, respectively.

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

        For the three and nine months ended September 30, 2010, common stock equivalents of 1,049,368 and 1,148,698 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2010, common stock equivalents of 1,387,463 and 999,899 were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three and nine months ended September 30, 2009, common stock equivalents of 998,969 and 702,751 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2009, common stock equivalents of 1,411,152 and 1,594,888 shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials and subassemblies	$11,361	$11,506
Finished goods	19,372	14,994

Total Inventories	30,733	26,500
Less: Non-current inventories	(4,435)	(4,092)

Inventories, net	$26,298	$22,408

Non-current inventories consist primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service agreements, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Land	$3,403	$3,403
Buildings	4,691	4,691
Leasehold improvements	1,981	1,479
Office furniture and equipment	8,012	7,898
Computer software and hardware	5,920	5,091
Demonstration and loaned equipment	8,717	6,286

	32,724	28,848
Accumulated depreciation	(16,953)	(14,782)

Total	$15,771	$14,066

Depreciation and amortization expense of property and equipment was $850,000 and $2.4 million for the three and nine months ended September 30, 2010, respectively, and was $313,000 and $2.4 million for the three and nine months ended September 30, 2009, respectively.

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

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$563	$1,028	$694	$1,076
Warranty assumed through acquisitions	—	520	—	520
Warranty accrued for the period	94	176	180	815
Repairs for the period	(86)	(99)	(303)	(786)

Balance, end of period	$571	$1,625	$571	$1,625

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

7 - Share-Based Compensation

At September 30, 2010, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2010 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$41	$117	$111	$208
Marketing and sales	493	326	1,096	739
Research and development	90	87	296	159
General and administrative	1,059	743	2,510	1,941

Total	$1,683	$1,273	$4,013	$3,047

As of September 30, 2010, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $13.7 million, which is expected to be recognized over a weighted average period of 2.8 years.

Stock Options

Activity in our stock option plans during the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ 000’s)
Outstanding, beginning of period	3,435,394	$9.99
Granted	467,700	$16.60
Exercised	(215,054)	$7.33
Cancelled	(38,612)	$14.84

Outstanding, end of period	3,649,428	$10.95	3.81	$16,815

Exercisable, end of period	2,593,546	$9.46	3.39	$15,073

Vested and expected to vest, end of period	3,470,471	$10.76	3.74	$16,524

The intrinsic value of options exercised during the nine months ended September 30, 2010 was $1.6 million.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards during the nine months ended September 30, 2010 is as follows:

	Shares	Weighted- Average Grant Date Fair Value	Remaining Cost Expected To Be Recognized ($ 000’s)
Unvested, beginning of period	547,784	$13.87
Granted	208,900	$16.73
Vested	(157,834)	$16.10
Forfeited	—	$—

Unvested, end of period	598,850	$14.28	$8,294

We award restricted stock awards to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award restricted stock awards to non-employee directors of the Company that vest on the first anniversary of the grant date.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units during the nine months ended September 30, 2010 is as follows:

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ 000’s)
Outstanding, beginning of period	66,500
Awarded	32,450
Released	(6,500)
Forfeited	(18,900)

Outstanding, end of period	73,550	1.93	$1,080

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income	$34	$40	$30	$218
Interest expense	(13)	(18)	(49)	(131)
Foreign currency exchange gain (loss)	(280)	183	(647)	159
Other income (expense)	84	(134)	677	338

Total other income (expense), net	$(175)	$71	$11	$584

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $1.9 million and $3.6 million for the three and nine months ended September 30, 2010, respectively. Our effective tax rate was 34.2% and 35.7% for the three and nine months ended September 30, 2010, respectively.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

We recorded a provision for income tax of $1.6 million and $3.5 million for the three and nine months ended September 30, 2009, respectively. Our effective tax rate was 30.0% and 33.9% for the three and nine months ended September 30, 2009, respectively.

Deferred Income Taxes

We account for income taxes in accordance with ASC 740-10, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance on certain deferred tax assets in foreign locations where we believe it is more likely than not that those deferred tax assets would be recognized.

Uncertain Tax Positions

We have cumulatively accrued approximately $881,000 for estimated interest and penalties related to uncertain tax positions at September 30, 2010. We recorded approximately $76,000 and $234,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and nine months ended September 30, 2010 and approximately $51,000 and $153,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three and nine months ended September 30, 2009, respectively.

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

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Balance January 1, 2010	Charged To Expense	Accrual Reversal	Amounts Paid	Balance September 30, 2010
Employee termination benefits	$—	$3,030	$(268)	$(2,636)	$126
Lease termination fee	—	300	—	(300)	—

Totals	$—	$3,330	$(268)	$(2,936)	$126

In addition to the above charges, the Company will incur other costs directly associated with the Restructuring Plan that do not qualify for accrual and reporting under ASC Topic 420 and are charged to expense as incurred. The Company charged to expense approximately $131,000 of such costs during the nine months ended September 30, 2010.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

11 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2010 and 2009 columns in thousands):

	September 30, 2010	December 31, 2009
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$944	$1,062
Term loan CAD $300,000, interest at cost of funds plus 2.5% due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	32	47

Total long-term debt (including current portion)	976	1,109
Less: current portion of long-term debt	(194)	(178)

Total long-term debt	$782	$931

At September 30, 2010 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first nine months of 2010 or during 2009. We have no other significant credit facilities.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
United States	$32,191	$30,113	$94,261	$78,800
Foreign countries	21,088	14,138	60,875	36,071

Totals	$53,279	$44,251	$155,136	$114,871

	September 30, 2010	December 31, 2009
Long-lived assets:
United States	$123,603	$125,379
Foreign countries	54,360	55,181

Totals	$177,963	$180,560

Long-lived assets consist principally of property and equipment (net), intangible assets (net), goodwill and non-current inventories. During the three and nine months ended September 30, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and nine months ended September 30, 2010, respectively, revenue from devices and systems was $30.6 million and $94.3 million, while revenue from supplies and services was $21.7 million and $58.2 million, respectively.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

13 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of September 30, 2010	Fair Value Measurements as of September 30, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,145	—	$3,145	—
Guaranteed investment certificate	982	—	982	—

Total	$4,127	—	$4,127	—

	Fair Value as of December 31, 2009	Fair Value Measurements as of December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,142	—	$3,142	—
Guaranteed investment certificate	965	—	965	—

Total	$4,107	—	$4,107	—

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

14 - Subsequent Events

Acquisition of Medix Industrial y Commercial S.A.

The Company acquired all of the capital stock of Medix Industrial y Commercial S.A. on October 12, 2010 for $14 million in cash, excluding direct costs of the acquisition, with the potential for additional purchase consideration if certain revenue targets are met in 2011 and 2012. Medix is a leader in the development, manufacturing, and sales of devices for newborn care in Latin America. Medix, based in Argentina, manufactures incubators for use in hospital nurseries and neonatal intensive care units, transport incubators for use in ambulances and other emergency vehicles, infant warmers, and LED based phototherapy devices.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2009 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2010 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2010;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired are Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, and Hawaii Medical and Alpine Biomed in 2009. We acquired Medix after the close of the third quarter of 2010.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 12–Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2009. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Devices and Systems	57%	54%	61%	55%
Supplies and Services	41%	44%	37%	43%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and nine months ended September 30, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2010 Third Quarter Overview

Our revenue increased 20% to $53.3 million in the third quarter ended September 30, 2010, compared to $44.3 million in the comparable quarter of the previous year. Net income was $3.7 million, or $0.13 per diluted share, for both the third quarter of 2010 and 2009. Alpine Biomed contributed to $5.8 million of the increase; in addition, revenue from our existing product lines increased 5% in the 2010 period, including a significant increase in revenue from our newborn hearing screening devices. Gross profit was 1.6% lower for the third quarter of 2010 compared to the third quarter of 2009, reflecting higher material costs, increased charges for inventory obsolescence, and a charge associated with discontinuance of the Sonamed Clarity product line.

During the third quarter of 2010 we received a purchase order from the Kingdom of Saudi Arabia for our newborn care products. The order, which is valued at over $2.9 million, is for ALGO newborn hearing screeners, Cool-Cap selective head-cooling devices, Olympic Cerebral Functions Monitors (CFM), and associated disposable supplies. We shipped approximately $2.0 million of the order in the third quarter and expect to ship the remainder of the order in the fourth quarter.

Our new Xltek Protektor32 IOM system received FDA 510(k) approval following nearly two years of product development. The product’s features include: 64 software switchable inputs, 128 channel display, transcranial motor evoked potential (“TcMEP”) stimulator, pulse oximetry recording, mixed mode EMG, and automatic recovery from EMI events common in the operating room. We started limited market release testing during the third quarter and expect a full product release in the fourth quarter.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Other than as noted in Note 1 of the Notes to Consolidated Financial Statements (unaudited) contained in Item 1 of this quarterly report on Form 10-Q addressing changes to our policies for revenue recognition, there have been no changes to these policies during the three and nine months ended September 30, 2010.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.0%	39.4%	40.6%	39.1%

Gross profit	59.0%	60.6%	59.4%	60.9%

Operating expenses:
Marketing and selling	23.8%	26.6%	25.8%	27.9%
Research and development	9.0%	9.4%	9.8%	10.3%
General and administrative	15.2%	12.9%	17.3%	14.3%

Total operating expenses	48.0%	48.9%	52.9%	52.5%

Income from operations	11.0%	11.7%	6.5%	8.4%

Other income (expense), net	(0.3)%	0.2%	0.0%	0.5%

Income before provision for income tax	10.7%	11.9%	6.5%	8.9%

Provision for income tax	3.6%	3.6%	2.3%	3.0%

Net income	7.1%	8.3%	4.2%	5.9%

We acquired Hawaii Medical in July 2009 and Alpine Biomed in September 2009. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.

Three Months Ended September 30, 2010 and 2009

Our revenue increased 20%, or $9.0 million, to $53.3 million for the three month period ended September 30, 2010 compared to $44.3 million in the comparable 2009 period. Revenue of Alpine Biomed contributed to $5.8 million of the increase, while revenue from our newborn care products increased by $2.6 million to $9.4 million, and revenue from our newborn hearing products increased $1.1 million to $18.3 million.

Revenue from devices and systems increased $6.9 million, or 29%, to $30.6 million in the three months ended September 30, 2010, compared to $23.8 million in the same period in 2009. Revenue from Alpine Biomed contributed to $3.8 million of the increase, while revenue from our other neurology products contributed to $1.8 million of the increase and revenue from newborn hearing screening and newborn care contributed to $2.5 million of the increase, offset by a $1.2 million decrease in sleep diagnostics and balance monitoring products. Revenue from devices and systems was 57% of total revenue in the three months ended September 30, 2010 compared to 54% of total revenue for the third quarter of 2009.

Revenue from supplies and services increased 10%, or $2.0 million, to $21.7 million in the third quarter of 2010 compared to $19.7 million in the same period in 2009. In the 2010 third quarter, revenue from hearing screening and neurology supplies increased by $2.7 million and revenue from newborn care supplies increased by $500,000 offset by a $1.2 million decrease in service fee revenue. Revenue from supplies and services was 41% of total revenue in the three months ended September 30, 2010 compared to 44% of total revenue for the third quarter of 2009.

Revenue from sales outside the U.S. increased 49%, or $7.0 million, to $21.1 million in the third quarter of 2010 compared to $14.1 million for the same period in 2009. Revenue from Alpine Biomed contributed to $5.1 million of the increase while revenue from our hearing screening and newborn care devices increased $1.9 million including $2.0 million attributable to the Saudi Arabia order.

Gross profit as a percentage of revenue was 59.0% for the three months ended September 30, 2010 compared to 60.6% for the respective period in 2009, reflecting higher materials costs, a charge associated with discontinuance of the Sonamed Clarity product line that reduced gross profit by 0.6 percentage points and higher than normal charges for inventory obsolescence. Gross profit increased $4.6 million, or 17%, to $31.4 million in 2010 from $26.8 million in 2009.

Total operating costs increased by $4.0 million or 18%, to $25.6 million in the three months ended September 30, 2010, compared to $21.6 million in the same period in 2009. The operations of Alpine Biomed contributed to $1.4 million of the increase. The net increase in total operating costs was also attributable to increases in payroll, related benefit costs, outside consulting services and travel and related expenses to support the increase in revenue.

Marketing and selling expenses increased $926,000, or 8%, to $12.7 million in the three months ended September 30, 2010, compared to $11.8 million in the same period in 2009. The expenses of Alpine Biomed contributed to $655,000 of the increase. The remainder of the increase was primarily attributable to higher travel and related costs.

Research and development expenses increased $645,000, or 15%, to $4.8 million for the three months ended September 30, 2010, compared to $4.2 million in the same period of 2009. The operations of Alpine Biomed contributed to $498,000 of the increase, while other research and development expenses were marginally higher in the third quarter of 2010 compared to the same period in 2009.

General and administrative expenses increased $2.4 million, or 42%, to $8.1 million in the three months ended September 30, 2010, compared to $5.7 million in the same period in 2009. The operations of Alpine Biomed contributed to $231,000 of the increase. Other general and administrative expenses exclusive of those associated with Alpine Biomed were $2.2 million higher in the 2010 third quarter compared to the same period in 2009, which resulted primarily from increased payroll, related benefit costs, outside consulting costs, travel and related expenses, and amortization of internally developed software.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $175,000 in the three months ended September 30, 2010, compared to net other income of $71,000 in the same period in 2009. During the 2010 period we generated $34,000 of investment income compared to $40,000 in the 2009 period. We also recognized $280,000 of foreign exchange losses compared with $183,000 of foreign exchange gains during the three months ended September 30, 2010 and 2009 respectively, reflecting the weakening US dollar against the euro.

We recorded a provision for income taxes of $1.9 million in the three months ended September 30, 2010, compared to $1.6 million in the same period in 2009. Our effective tax rate in the third quarter of 2010 was 34.2% compared to an effective rate of 30.0% in the third quarter of 2009 primarily because in the quarter ending September 30, 2010, we did not receive a tax benefit from our Canadian subsidiary related to foreign exchange gains which we benefited from during the quarter ending September 30, 2009.

Nine Months Ended September 30, 2010 and 2009

Revenue increased $40.3 million, or 35%, to $155.1 million for the nine month period ended September 30, 2010 compared to $114.9 million in the comparable 2009 period. Revenue of Alpine Biomed and Hawaii Medical contributed to $23.9 million of the increase, while revenue from our hearing and newborn care products increased by $7.7 million to $78.6 million, and revenue from our neurology products other than from Alpine Biomed increased $8.6 million to $70.5 million.

Device and systems revenue increased $30.7 million, or 48%, to $94.3 million in the nine months ended September 30, 2010 compared to $63.6 million in the same period in 2009. Revenue from Alpine Biomed contributed to $14.5 million of the increase, while revenue from our hearing and newborn care products contributed to $9.6 million of the increase, and revenue from our other neurology products, exclusive of sleep diagnostics and balance monitoring products, contributed to $8.7 million of the increase, offset by a $2.1 million decrease in sleep diagnostics and balance monitoring products. Revenue from devices and systems was 61% of consolidated revenue in the nine months ended September 30, 2010 compared to 55% of consolidated revenue for the first nine months of 2009.

Supplies and services revenue increased $9.1 million, or 19%, to $58.2 million in the nine months ended September 30, 2010 compared to $49.0 million in the same period in 2009. Alpine Biomed contributed to $6.1 million of revenue from supplies and services while supplies and service revenue from other products increased $3.0 million. Revenue from supplies and services was 37% of consolidated revenue in the nine months ended September 30, 2010 compared to 43% of consolidated revenue for the nine months ended September 30, 2009.

Revenue from sales outside the U.S. increased $24.8 million, or 69%, to $60.9 million in the first nine months of 2010 compared to $36.1 million for the same period in 2009. Revenue from Alpine Biomed contributed to $17.9 million of the increase in international revenue, while revenue from our hearing screening devices increased $2.9 million and newborn care products increased $3.2 million in international markets. Revenue from supplies and services, exclusive of Alpine Biomed, increased by $1.2 million or 10%, in international markets.

Gross profit as a percentage of revenue was 59.4% for the nine months ended September 30, 2010 compared to 60.9% for the respective period in 2009. Cost of revenue increased $18.1 million, or 40%, to $63.0 million in the nine months ended September 30, 2010, from $44.9 million in 2009, reflecting increased sales in the 2010 period coupled with higher material costs and charges associated with discontinuance of the Sonamed Clarity product line that reduced gross profit by 0.9 percentage points. Gross profit increased $22.2 million, or 32%, to $92.2 million in 2010 from $70.0 million in 2009.

Total operating costs increased by $21.7 million or 36%, to $82.0 million in the nine months ended September 30, 2010, compared to $60.3 million in the same period in 2009. The operations of Alpine Biomed contributed to $10.9 million of the increase. The net increase in total operating costs was also attributable to increases in employee compensation and outside consulting costs to support the increase in revenue.

Marketing and selling expenses increased $8.0 million, or 25%, to $40.0 million in the nine months ended September 30, 2010 compared to $32.0 million in the same period in 2009. The expenses of Alpine Biomed contributed to $5.0 million of the increase. The remainder of the increase was primarily attributable to higher sales commission costs and travel related costs associated with the increase in our revenue.

Research and development expenses increased $3.4 million, or 28%, to $15.2 million in the nine months ended September 30, 2010 compared to $11.8 million in the same period of 2009. The operations of Alpine Biomed contributed to $2.7 million of the increase, while the remainder of the increase resulted primarily from higher outside service costs.

General and administrative expenses increased $10.3 million, or 63%, to $26.8 million in the nine months ended September 30, 2010 compared to $16.5 million in the same period in 2009. The operations of Alpine Biomed contributed to $3.2 million of the increase. We also recorded a restructuring charge of $3.1 million in the first nine months of 2010 for which there was no comparable cost in 2009. Other general and administrative expenses exclusive of those associated with Alpine Biomed were $3.6 million higher in the 2010 first nine months compared to the same period in 2009, which resulted primarily from increased payroll, related benefit costs, travel and outside consulting costs.

Other income (expense), net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $11,000 in the nine months ended September 30, 2010, compared to $584,000 in the same period in 2009. During the 2010 period we generated $30,000 of investment income compared to $218,000 in the 2009 period due to lower rates of interest on our investment portfolio. We also recognized $647,000 of foreign exchange losses compared with $159,000 of foreign exchange gains during the nine months ended September 30, 2010 and 2009 respectively, reflecting the weakening US dollar against the euro.

We recorded income tax expense of $3.6 million in the nine months ended September 30, 2010, compared to $3.5 million in the same period in 2009. Our effective tax rate in the first nine months of 2010 was 35.7% compared to an effective rate of 33.9% in the same period in 2009.

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

As of September 30, 2010, we had cash, cash equivalents, and short-term investments of $43.5 million, stockholders’ equity of $256.1 million, and working capital of $91.0 million, compared with cash, cash equivalents, and short-term investments of $33.5 million, stockholders’ equity of $243.2 million, and working capital of $75.0 million as of December 31, 2009.

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

At September 30, 2010 we had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first nine months of 2010 or during 2009. We have no other significant credit facilities.

On October 12, 2010, we acquired all outstanding shares of Medix for a cash price paid of $14 million with the potential for additional earnout consideration of up to $5 million if certain post-acquisition sales targets are met. Financing for the transaction was provided by Natus’ existing cash balances, and based on cash and short-term investments held at September 30, 2010, Natus retains cash of approximately $29 million before giving any effect to potential earnout payments in the transaction.

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

Cash provided by operations decreased by $11.3 million for the nine months ended September 30, 2010 to $9.6 million, compared to $20.9 million for the same period in 2009. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $17.1 million in the 2010 period, compared to $17.9 million in 2009. In addition, in the 2010 period we paid approximately $3.1 million of severance benefits associated with a reorganization plan we adopted in January 2010 for which there was no similar expenditure in 2009. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $7.5 million in 2010 compared with a cash inflow of $3.0 million in 2009. In particular, our cash flow from operations in the first nine months of 2010 was affected by a $3.1 million decrease in accounts payable, accrued expenses and other liabilities coupled with a $6.0 million increase in inventories.

Cash used in investing activities was $2.8 million for the nine months ended September 30, 2010, compared to $50.6 million for the same period in 2009. In the 2009 period, we acquired Hawaii Medical and Alpine Biomed at a cost of $46.5 million for which there were no similar expenditures in 2010. We used $2.6 million and $1.9 million of cash to acquire property and equipment during the nine months ended September 30, 2010 and 2009, respectively, and capitalized $215,000 of internal use software development costs in 2010 compared to $637,000 in 2009.

Cash provided by financing activities was $2.5 million in the nine months ended September 30, 2010, compared to $188,000 in the same period of 2009. We received cash from sales of our stock pursuant to our stock options and our employee stock purchase plan in the amount of $2.0 million and $542,000 in the nine months ended September 30, 2010 and 2009, respectively. In 2010, we realized an excess tax benefit of $574,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with a tax benefit of $31,000 in the first nine months of 2009.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our our belief that the recovery from the worldwide economic downturn has continued, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, our expectations as to the necessity of earnout payments related to our recent acquisitions, our expectation that our deferred tax assets will be fully realized, and our intent to acquire additional technologies, products, or businesses.

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

If the U.S. dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2010. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because recent market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of September 30, 2010.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold these investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2010, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2010. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Our chief executive officer and chief financial officer determined that as of September 30, 2010 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009, and Medix in 2010.

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

We have assumed contingent obligations associated with earnout provisions in some of our acquisitions. We believe these provisions help us to negotiate mutually agreeable purchase terms between us and the sellers. However, a disagreement between us and a seller about the terms of an earnout provision could result in our paying more for an acquisition then we intended. For example, such a disagreement arose in connection with our acquisition of Alpine Biomed, which we have subsequently resolved. The stockholders of Schwarzer Neurology have recently asserted claims relating to the earnout provision of our agreement with those stockholders that have not yet been resolved. Disputes over these types of contingent obligations may not be resolved on terms that are favorable to us and the payment of additional purchase consideration could impact our results of operations and financial position.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Neometrics in New York; Xltek and Stellate in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, and IT-Med (collectively “Natus Europe”) and Alpine Biomed Germany in Germany; and Deltamed and Alpine Biomed France in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

The manufacturing and marketing of our products involve an inherent risk of our delivering a defective product or products that do not otherwise perform as we expect. We may incur substantial expense to repair any such products and may determine to recall such a product, even if not required to do so under applicable regulations. Any such recall would be time consuming and expensive. Product defects or recalls may adversely affect our customers’ acceptance of the recalled and other of our products. As an example, in the second quarter of 2010 we discontinued selling the Sonamed Clarity newborn hearing screening product line and incurred costs associated with sales concessions awarded customers who traded in a Clarity device for one our existing newborn hearing screening devices and the write-down of inventory. We also recorded an impairment charge to write-off the carrying value of the Sonamed and Clarity tradenames.

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

NATUS MEDICAL INCORPORATED

Dated: November 5, 2010	By:	/S/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2010	By:	/S/ STEVEN J. MURPHY
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