Form 10-K
period 2010-12-31
NATUS MEDICAL INC
filed 2011-03-14
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of Registrant’s most recently completed second fiscal quarter, there were 28,658,910 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2010) was $385,015,698. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2011, the registrant had 28,974,250 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2011 Annual Meeting of Stockholders.

NATUS MEDICAL INCORPORATED

ANNUAL REPORT ON FORM 10-K

PART 1

ITEM 1.	Business

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies.

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption “Risk Factors” contained in Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements, except as required by Federal Securities laws.

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medix®, Medix I.C.S.A.®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Oxydome®, Servocuna®, Sleeprite®, Sleepscan®, Smart Scale®, Tootsweet®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili-Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatalogy, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, and Medix in 2010.

Product Families

We categorize our products into the following product families:

•	Hearing—Includes products for newborn hearing screening and diagnostic hearing assessment.

•

Neurology—Includes products for diagnostic electroencephalography (EEG), electromyography (EMG), intra-operative monitoring (IOM), diagnostic sleep analysis, or polysomnography (PSG), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care—Includes thermoregulation devices and products for the treatment of brain injury and jaundice in newborns.

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

•

AuDX and Echo-Screen.    Our AuDX product is a hand-held OAE screening device that can be used for newborn hearing screening, as well as for patients of all ages, from children through adults. Our Echo-Screen product is a hand-held combination AABR and OAE device for newborn screening that can also used for children through adults in OAE-only mode. These devices record and analyze OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

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

Diagnostic Hearing Assessment

Overview

We design and manufacture a variety of products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages. The technology used in most of these systems is either electrodiagnostic in nature or measures a response from the cochlea known as an OAE.

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

In the follow up evaluation of newborns diagnosed with hearing impairment, the clinician can distinguish between hearing impairments caused by mechanical or sensory dysfunction of the ear versus auditory neuropathy. Recent studies confirm the importance of making this distinction, as appropriate treatments for these impairments differ. One study showed that for patients diagnosed with auditory neuropathy, approximately 15% reported some benefit from hearing aids for language learning, while improvement in speech comprehension and language acquisition was reported in 85% of patients who received cochlear implants.

Diagnostic Hearing Assessment Product Lines

Our diagnostic hearing assessment products consist of the Navigator Pro system, the Scout Sport portable diagnostic device and the AuDX PRO.

•

Navigator PRO.    Our Navigator PRO for hearing assessment consists of a base system that is augmented by discrete software applications that are marketed as enhancements to the system. The Navigator Pro System is a PC-based, configurable device that utilizes evoked potentials, which are electrical signals recorded from the central nervous system that appear in response to repetitive stimuli, such as a clicking noise. The evoked potentials are used to record and display human physiological data associated with auditory and hearing-related disorders. The Navigator Pro System can be used for patients of all ages, from children to adults, including infants and geriatric patients. The device can be configured with additional proprietary software programs for various applications. These additional software programs include: CHAMP, MASTER, AEP, VEMP, ABaer, and Scout.

•

Scout SPORT.    The Scout SPORT is a PC-based OAE system. The ultra-portable Scout Sport can be carried from one computer to another to test in different locations. For office-based environments, the Scout Sport can be used with a dedicated notebook computer to create an independent portable system.

•

AuDX PRO.    The AuDX PRO is a hand-held OAE screening device with a large color display that can be used for patients of all ages. The AuDX PRO records and analyzes OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal.

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

Neurology

Our monitoring systems for neurology represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system and as an aid in monitoring patients during surgery, while under sedation, or in post-operative care. Our product lines consist of the following:

•

Electroencephalography or “EEG”—Equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain for both diagnosis and monitoring of neurological disorders in the hospital, laboratory, physician office or patient’s home.

•	Electromyography or “EMG”—Equipment that measures electrical activity in nerves, muscles, and the spinal cord.

•	Intra-operative Monitoring or “IOM”—Products that assist surgeons in preserving the functional integrity of a patient’s nervous system during and after complex surgical procedures.

•

Polysomnography or “PSG”—Equipment that measures a variety of respiratory and neurological functions to assist in the diagnosis and monitoring of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

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

Routine outpatient EEG testing is performed in both hospital neurology laboratories and physician offices, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEGs and behavior is used to determine if surgical solutions are appropriate.

Diagnostic Electroencephalograph Monitoring Product Lines

Our diagnostic electroencephalograph (“EEG”) monitoring product lines for neurology consist of devices operating with our proprietary software augmented by signal amplifiers. These products are typically used in concert, as part of an EEG “system” by the neurology department of a hospital to assist in the diagnosis of assorted neurological conditions.

•

NeuroWorks; Coherence; Harmonie.    Our computerized EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 256 channels, and physician review stations with quantitative EEG analysis capabilities.

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

•

Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer, and are also known as the headbox. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary headbox products are sold for a wide variety of applications under the following brand names: Bio-logic Netlink, Xltek Trex, EEG32, EMU128, EMU40, Brain Monitor, and Schwarzer epas. Recent innovations in electronics technology and advanced internet-protocol data transmission enable certain of our amplifiers to record and transmit up to 32 channels of digital data using Ethernet communication.

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

Diagnostic Electromyography Monitoring

Overview

Electromyography (“EMG”) involves the measurement of electrical activity of muscles both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases that damage muscle tissue or nerves. An electromyogram is done to determine if there is any disease present that damages muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy.

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

•

Dantec Clavis.    The Dantec Clavis device is a hand-held EMG and current stimulation (“STIM”) device that provides muscle and nerve localization information to assist with botulinum toxin injections (i.e. Botox). In conjunction with the Bo-ject hypodermic needle and electrodes, it delivers a precise dose of the agent.

•

Schwarzer Topas.    The Topas system offers a wide range of sophisticated EMG and evoked potential (“EP”) examination protocols, as well as an attractive and functional design. The Topas system can be configured as a two or four channel system, as trolley-based or portable version, depending on the needs of the hospital or private practice.

Intra Operative Monitoring

Overview

Intra-operative monitoring (“IOM”) is the use of electrophysiological methods such as EMG and EEG to monitor the functional integrity of neural structures (i.e. brain, nerves, spinal cord) during surgery. The most common applications are in neurosurgery such as spinal surgery, some brain surgeries, ENT procedures, and peripheral nerve surgery. IOM is used to localize neural structures and test the function of these structures for early detection of intra-operative injury, allowing for immediate corrective measures.

Intra-operative Monitoring Products

•

Protektor.    The Protector system is an IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of IOM techniques. The Protektor is available in a 16 or 32 channel configuration.

Diagnostic Polysomnography Monitoring

Overview

Increasing public awareness of sleep disorders has made sleep medicine a rapidly growing specialty. Polysomnography (“PSG”), which involves the analysis of respiratory patterns, brain electrical activity and other physiological data, has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart (ECG or EKG), and other parameters. These recordings typically result in over 1,000 pages of data that are reviewed, analyzed, and scored by a technician, and summarized in a report for the physician. We market configured laboratory systems, portable systems, and ambulatory recorders for home monitoring.

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

•

SleepWorks; Coherence; Harmonie.    Our diagnostic PSG systems capture and store all data digitally and provide time-saving features and software for acquiring and analyzing the data. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports. Software packages include customized analysis, tools and interfaces with third party equipment.

•

Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis. Sold under the brand names Xltek Trex and Connex, Bio-logic Netlink, Schwarzer epas duo 44 and comlab PSG, our amplifiers are used in stand-alone clinics and hospital settings. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters, and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

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

Newborn Care

Newborn Care Products

We manufacture a wide variety of products used in the medical care of newborns. These product lines include products to diagnose and treat newborn brain injury, as well as phototherapy lights to treat newborn jaundice. We also sell a variety of newborn care products to meet the needs of clinicians in the nursery and NICU. With our recent acquisition of Medix, we now offer a full range of thermoregulation devices use for the care of newborns.

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

Newborn Brain Injury Diagnostic Products

Our newborn brain injury diagnostic products record and display parameters that the neonatologist uses to diagnose neurological disorders or brain injury in the newborn. These devices continuously monitor and record brain activity, aiding in the detection and treatment of HIE and seizures. The devices also monitor the effects of drugs and other therapies on brain activity and improve the accuracy of newborn neurological assessments. They are used with electrodes attached to the head of the newborn to acquire an EEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout. The monitors have touch screens for easy navigation and onscreen keyboards for data entry at the bedside.

•

Olympic Brainz Monitor.    The Olympic Brainz Monitor (“OBM”) is our latest generation Cerebral Function Monitor (“CFM”). The device can be used as a single channel, two-channel or three-channel device to continuously monitor and record brain activity. The OBM displays up to three channels of both aEEG and EEG data. Sophisticated networking, archiving and viewing functions facilitate consultation among medical professionals. Continuous impedance and corresponding EEG signals are also displayed, aiding better clinical management of the newborn.

•

Brainz BRM3.    The Brainz BRM3 is a bedside monitor that collects and measures electrical activity from both the right and left hemispheres of the brain. The monitor presents a simplified 2-channel EEG display, along with the option to view three channels of time-compressed amplified EEG’s (“aEEG”), providing practitioners with the ability to monitor infants with a wider variety of neurological concerns when compared to single-channel EEG. Outside the U.S. the BRM3 is sold with an optional spike and event detection algorithm called Recognize.

•

Olympic CFM-6000.    The Olympic CFM-6000 is a single-channel aEEG/EEG system that allows the neonatologist to diagnose neurological disorders or brain injury in the newborn. It helps determine the need for further neurological examination or transport to a tertiary-care center.

Newborn Brain Injury Treatment

•

Olympic Cool-Cap System.    The Olympic Cool-Cap is the only FDA-approved device for the treatment of moderate to moderately-severe HIE. A four-year clinical trial for the Cool-Cap was completed in 2003, and the FDA approved the product in December 2006. The clinical trial validated the benefit of selective head cooling as a means of reducing the temperature of the brain to diminish the severity of brain injury resulting from HIE in newborns. The device conforms to the clinical trial protocol and is designed to assist the clinician in safely administering treatment, thereby preventing or significantly reducing the severity of neurological injury associated with HIE. The Olympic Cool-Cap brain cooling system uses a single-patient, disposable, cooling “cap” to continuously circulate sterile water to the patient during the 72-hour treatment period.

Thermoregulation Products

Overview

Incubators offer a controlled, consistent microenvironment for thermoregulation and humidification within a closed system to maintain skin integrity and body temperature. This controlled microenvironment reduces noise and light, supporting developmental care while still providing access for clinical staff and family. Closed incubators are used for premature or sick babies who need a thermal and developmental environment to thrive and grow in the NICU. Transport incubators are designed to offer a controlled environment during transport either intra-hospital from one care area to another within a hospital building or inter-hospital between hospitals. Open infant warmers are the preferred device for labor and delivery rooms and NICU admission.

We currently offer the following thermoregulation products:

•

Medix Incubators.    Medix incubators provide high thermal performance with a double wall design. The Natal Care line of incubators includes easy to use control panels and features such as improved weighing functionality with automatic centering and an electronic tilting mechanism. The easy to clean, smooth design, and choice of options make these customizable incubators appropriate for different use environments.

•

Medix Open Warmers.    Medix open warmers include a full range of options including Apgar timers and resuscitation systems. Available with an attached bed or in free-standing configurations, the warmers feature a microprocessor controlled display module with easy to read display. The heater module has lateral movement capabilities to facilitate X-ray procedures while maintaining heat delivery.

•

Medix Transport Incubators.    Medix transport incubators are light in weight and easy to clean. They incorporate long lasting batteries and a choice of carts to meet the needs of different care environments.

Jaundice Management

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

Jaundice Management Products

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

•

MediLED Product Family.    This product line from Medix includes a full-size, free-standing LED phototherapy system and a MediLED mini light to be used on top of an incubator or attached to the Medix radiant warmer. The MediLED incorporates an array of blue and white LEDs, while the mini system utilizes blue “super LEDs” that provide high intensity phototherapy.

Other Newborn Care Product Lines

Medical Devices.    These products include devices such as: photometers, radiometers, patient warming lamps, neonatal heatshields, pediatric scales, blanket warming cabinets, exam lights, oxygen hoods, restraining boards, and our newborn circumstraint.

•

Hawaii Medical Products.    These single-use disposable products are sold into the NICU and nursery in hospitals. The Hawaii Medical line includes Gumdrop pacifiers, TootSweet sucrose solution, and NeatNick heel lancets, among a range of positioning devices, electrodes, and other newborn care products.

•	Disposable Supplies. These products include other disposable supplies such as neonatal noise attenuators, phototherapy eye masks and x-ray shields for newborn gonads.

•

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

Revenue by Product Family and Product Category

For the years ended December 31, 2010, 2009 and 2008, revenue from our four product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2010	2009	2008
Neurology	45%	39%	34%
Hearing	32%	40%	41%
Newborn Care	19%	16%	19%
Other	4%	5%	6%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Devices and Systems	62%	58%	63%
Supplies and Services	37%	40%	35%
Other	1%	2%	2%

Total	100%	100%	100%

In 2010, 2009 and 2008, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

As of December 31, 2010, our backlog was approximately $6.0 million, compared to $8.9 million at December 31, 2009 and $2.1 million at December 31, 2008.

Marketing and Sales

Marketing

Our marketing strategy differentiates our products by their level of quality, performance, and customer benefit. We educate customers and potential customers worldwide about our products through several traditional methods, including, but not limited to:

•	Trade conference exhibits;

•	Direct presentations to healthcare professionals;

•	Publications in professional journals and trade magazines;

•	The Internet via our website, www.natus.com;

•	Print and direct mail advertising campaigns; and

•	Sponsorship of and participation in clinical education seminars and workshops.

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

Domestic revenue as a percent of total revenue was 58%, 66%, and 69% in 2010, 2009 and 2008, respectively.

As a percent of total revenue, domestic sales through our direct and other sales channels, respectively, was 52% and 6% in 2010, 59% and 7% in 2009, and 62% and 7% in 2008.

International Direct and Distributor Sales

We sell some of our products outside the U.S. through direct sales channels in Canada and in the French and German speaking regions of Europe, in Denmark, and in parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.

International revenue as a percent of total revenue was 42%, 34%, and 31% in 2010, 2009 and 2008, respectively.

As a percent of total revenue, international sales through our direct and other sales channels, respectively, was 17% and 25% in 2010, 11% and 23% in 2009, and 16% and 15% in 2008.

We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and resell to end users or subdistributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.

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

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase agreements for member hospitals, group practices, and other clinics. Direct purchases by GPO members accounted for approximately 18%, 24% and 31% of our revenue in 2010, 2009 and 2008, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 6%, 8% and 10% of our revenue in 2010, 2009 and 2008, respectively.

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

Our research and development expenses were $21.3 million or 9.7% of total revenue in 2010, $16.7 million or 10.0% of total revenue in 2009, and $15.5 million or 9.6% of total revenue in 2008.

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

Competition

We sell our products in competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

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

Class II and III devices may also be subject to special controls applied to them, such as performance standards, post-market surveillance, patient registries, and FDA guidelines that may not apply to Class I devices. We believe we are in compliance with applicable FDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the FDA changes existing regulations or adopts new requirements.

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

Other Regulations

We also must comply with numerous additional federal, state, and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, biohazards, fire hazard control, and hazardous substance disposal. We believe we are currently in compliance with such regulations.

Countries outside of the U.S. regulate medical devices in a manner similar to that of the FDA. Our manufacturing facilities are subject to audit and have been certified to be ISO 13485:2003, Medical Device Directive 93/42/EEC, and CMDCAS compliant, which allows us to sell our products in Canada, Europe, and other territories around the world. Our manufacturing facilities in North America are subject to ISO 13485 inspections by our notified body, British Standards Institution Management Systems, and by other notified bodies outside of North America. We plan to seek approval to sell our products in additional countries, while maintaining our current approvals. The time and cost of obtaining new, and maintaining existing, market authorizations from countries outside of North America, and the requirements for licensing products in these countries may differ significantly from FDA requirements.

Employees

On December 31, 2010, we had approximately 750 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions; none of our other employees are so represented. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2011:

Name	Age	Position(s)
James B. Hawkins	55	Chief Executive Officer and Director
John T. Buhler	50	President and Chief Operating Officer
Steven J. Murphy	59	Vice President Finance and Chief Financial Officer
William L. Mince	59	Vice President North American Operations
Kenneth M. Traverso	50	Vice President Marketing and Sales
D. Christopher Chung, M.D.	47	Vice President Medical Affairs and R&D

James B. Hawkins has served as Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004, and formerly as President from April 2004 through January 2011. Mr. Hawkins has over 25 years of combined medical device and financial management experience. Prior to joining Natus, he was President and Chief Executive Officer of Nasdaq-traded Invivo Corporation for 19 years. Invivo Corporation, a maker of multi-parameter vital sign monitoring equipment used in hospitals, was acquired in early 2004 by Intermagnetics General Corporation. He earned a Bachelor of Commerce degree, specialized in Management from Santa Clara University and a Masters of Business Administration – Finance degree from San Francisco State University. Mr. Hawkins is a Director of Iridex Corp.

John T. Buhler has served as President and Chief Operating Officer since February, 2011. Mr. Buhler was employed by Avantis Medical Systems as President and Chief Executive officer from January 2011 to February 2011. He held various positions at SenoRx from May 2008 through July 2010, including President and Chief Executive Officer from March 2010 through July 2010, President and Chief Operating Officer from October 2009 to March 2010, Senior Vice President and Chief Commercial Officer from April 2009 to October 2009, Vice President of Global Sales and Business Development from October 2008 until April 2009, and Vice President of International Sales and Business Development from May 2008 until October 2008. From August 2005 to May 2008, Mr. Buhler served as President and Chief Executive Officer at Ultrasonix Medical Corporation, a privately held manufacturer of diagnostic ultrasound imaging equipment. From 1998 to 2005, Mr. Buhler held various positions at General Electric, last serving as Vice President and General Manager of GE’s Ultrasound Performance Technologies Division in Shanghi, China.

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

We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Stock Market under the symbol “BABY”.

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

We expect to continue to pursue opportunities to acquire other businesses in the future. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings. Further, our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings of Natus as compared to the earnings that would have been achieved by Natus if the acquisition had not occurred.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Neometrics in New York; Xltek and Stellate in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products worsened and global financial markets subsequently experienced significant volatility and declines throughout much of 2009. Although these conditions improved in 2010, we are unable to foresee when, or if, these factors might return to historical levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Any future determination that these assets are carried at greater than their fair value could result in substantial impairment charges, which could significantly impact our operating results.

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

If health care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling our products or technologies

Clinicians, hospitals, and government agencies are unlikely to purchase our products if they are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If health care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.

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

Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products

In March 2010 the U. S. government signed into law the Patient Protection and Affordable Care Act and the Health Care & Education Reconciliation Act. These laws are intended to, among other things, curb rising healthcare costs, including those that could significantly affect reimbursement for our products. The policies supporting these laws include: basing reimbursement policies and rates on clinical outcomes; the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the U.S. Presidential administration or Congress.

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

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors on the effectiveness of our products, we may not achieve future sales growth

It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency, and other third-party payer confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If clinicians, government agencies and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:

•	Publication of clinical study results that demonstrate a lack of efficacy or cost-effectiveness of our products;

•	Changing governmental and physician group guidelines;

•	Actual or perceived performance, quality, price, and total cost of ownership deficiencies of our products relative to other competitive products;

•

Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payers;

•	Changes in state and third-party payer reimbursement policies for our products; and

•	Repeal of laws requiring universal newborn hearing screening and metabolic screening.

Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 18%, 24% and 31% of our total revenue during 2010, 2009 and 2008, respectively, and sales to members of one GPO, Novation, accounted for approximately 6%, 8% and 10% of our total revenue in 2010, 2009 and 2008, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.

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

Our markets are very competitive and in the United States we sell certain of our products in a mature market

We face competition from other companies in all of our product lines. Our competitors range from small privately held companies to multinational corporations and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

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

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased healthcare spending by foreign governments that would reduce international demand for our products;

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

Substantially all our sales from our U.S. operations to our international distributors provide for payment in U.S. dollars. A strengthening of the U.S. dollar relative to other foreign currencies could increase the effective cost of our products to our international distributors as their functional currency is typically not the U.S. dollar. This could have a potential adverse effect on our ability to increase or maintain average selling prices of our products to our foreign-based customers.

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

We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or maintain profitability

Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. Our future success also will depend, in part, on the continued service of our key management personnel, software engineers, and other research and development employees, and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Demand for these skilled employees in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our product technologies. We may be unable to attract and retain personnel necessary for the development of our business.

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

Delays in receipt of, or failure to receive, clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could adversely impact our operating results. If the FDA finds that we have failed to comply with these requirements, the Agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

Our Olympic Cool-Cap product is subject to greater products liability exposure and FDA regulation

The FDA classifies medical devices into one of three classes depending on the degree of risk associated with each medical device and the extent of controls that are needed to ensure safety and effectiveness. Devices deemed to pose lower risk are placed in either Class I or Class II. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or a device deemed to not be substantially equivalent to a previously cleared 510(k) device are placed in class III, and generally require premarket approval from the FDA before they may be marketed.

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

Our operating results would suffer if we were subject to a protracted infringement claim

The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening and diagnostic products may become increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products overlap. Third parties such as individuals, educational institutions, or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:

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

We have experienced seasonality in the sale of our products

We experience seasonality in our revenue. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter, due to patterns in the capital budgeting and purchasing cycles of our customers, many of which are government agencies, and the compensation arrangements of our direct sales employees, as those arrangements are tied to calendar-year sales plans. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. We anticipate that we will continue to experience these seasonal fluctuations, which may lead to fluctuations in our quarterly operating results. We believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties

Our corporate headquarters are located in San Carlos, California, in facilities covering 26,300 square feet pursuant to a lease that expires in June 2015.

We also utilize the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially for the operations of Xltek;

•	26,000 square feet in Mundelein, Illinois, utilized substantially for the operations of Bio-logic;

•	116,000 square feet in Buenos Aires, Argentina, utilized substantially for the operations of Medix.

Leased Facilities:

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2011, that is utilized substantially for the operations of Olympic Medical;

•	12,000 square feet in Clackamas, Oregon, pursuant to a lease that expires in April, 2014, that is utilized substantially for the operations of Neurocom;

•	2,900 square feet in Hauppauge, New York, pursuant to a lease that expires in October 2012, that is utilized substantially for the operations of Neometrics;

•	48,000 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six months notice that is utilized for the operations of Alpine Biomed;

•

29,000 square feet in Munich, Germany, pursuant to a lease that expires in March, 2012, that is utilized substantially for the operations of Schwarzer Neurology and Fischer-Zoth; and 1,700 square feet in Langenfeld, Germany, pursuant to a lease on a month to month basis, that is utilized substantially for the operations of Alpine Biomed Germany; and

•

3,250 square feet in Paris and 7,500 square feet in Bordeaux, both in France, pursuant to leases that expire in October 2019, and March 2012, respectively, that are utilized substantially for the operations of Deltamed.

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

	High	Low
Fiscal Year Ended December 31, 2010:
Fourth Quarter	$15.18	$12.91
Third Quarter	16.58	11.75
Second Quarter	17.93	15.41
First Quarter	15.91	12.82

Fiscal Year Ended December 31, 2009:
Fourth Quarter	$16.22	$12.59
Third Quarter	17.51	9.92
Second Quarter	11.72	7.08
First Quarter	13.00	6.46

As of March 7, 2011, there were 28,974,250 shares of our common stock issued and outstanding and held by approximately 41 stockholders of record. We estimate that there are approximately 11,000 beneficial owners of our common stock.

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

The following graph shows a comparison, from January 1, 2005 through December 31, 2010, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2005	2006	2007	2008	2009	2010
Natus Medical Inc.	Return %		2.91	16.49	(33.08)	14.21	(4.12)
	Cum $	$100.00	102.91	119.88	80.23	91.63	87.85
NASDAQ Composite-Total Returns	Return %		10.39	10.65	(39.98)	45.36	18.16
	Cum $	$100.00	110.39	122.15	73.32	106.58	125.93
S&P 500 Health Care Equipment Index	Return %		4.11	5.15	(27.63)	28.75	(2.70)
	Cum $	$100.00	104.11	109.47	79.22	102.00	99.24

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2010, 2009, 2008, 2007 and 2006 and for each of the years in the five-year period ended December 31, 2010, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006 and the consolidated statements of operations data for the years ended December 31, 2007 and 2006 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$218,655	$166,425	$161,831	$118,269	$89,915
Cost of Revenue	88,698	66,077	61,332	42,704	33,665

Gross profit	129,957	100,348	100,499	75,565	56,250

Operating expenses:
Marketing and selling	54,857	45,304	39,998	28,024	21,944
Research and development	21,283	16,732	15,520	15,645	10,604
General and administrative	35,986	22,979	19,808	15,214	11,004
Acquired in-process research and development	—	—	—	300	9,800

Total operating expense	112,126	85,015	75,326	59,183	53,352

Income from operations	17,831	15,333	25,173	16,382	2,898
Other income (expense), net	(118)	1,750	2,142	101	225

Income before provision for income taxes	17,713	17,083	27,315	16,483	3,123
Provision for income tax expense	5,794	5,701	10,033	6,417	4,050

Net income (loss)	$11,919	$11,382	$17,282	$10,066	$(927)

Earnings (loss) per share:
Basic	$0.42	$0.41	$0.68	$0.47	$(0.05)

Diluted	$0.41	$0.40	$0.65	$0.44	$(0.05)

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	28,092	27,651	25,278	21,600	19,548
Diluted	29,217	28,476	26,557	22,815	19,548

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$29,388	$33,551	$56,915	$11,916	$15,392
Working capital	83,922	75,207	97,593	19,448	30,803
Total assets	331,047	292,090	258,158	190,353	124,163
Long-term debt (including current portion)	893	1,109	1,288	36,816	—
Total stockholders’ equity	263,255	243,557	226,312	116,007	101,026

Results of operations and financial position of the business we have acquired are included from their acquisition dates as follows: Bio-logic in January 2006, Deltamed in September 2006, Olympic in October 2006, Xltek in November 2007, Sonamed in May 2008, Schwarzer Neurology in July 2008, Neurocom in October 2008, Hawaii Medical in July 2009, Alpine Biomed in September 2009, and Medix in October 2010.

Acquired in-process research and development charges in 2007 are associated with our acquisition of Xltek, and in 2006 with our acquisitions of Bio-logic and Olympic.

The selected financial data gives effect to the corrections discussed in Note 20, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements of our Consolidated Financial Statements contained herein.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2010 Overview. A summary of key information concerning the financial results for 2010 and changes from 2009.

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

Business

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatalogy, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, and software systems for managing and tracking disorders and diseases for public health laboratories.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, and Medix in 2010.

Year 2010 Overview

We faced an uncertain business in 2010 as the global economy continued its recovery from the recessionary economic conditions that existed in many parts of the world during 2008 and 2009, particularly in North America and Europe where we conduct the majority of our business.

Our consolidated revenue increased $52.2 million for the year ended December 31, 2010 compared to 2009, primarily as a result of improved economic conditions. Revenue increased across all of our business units. Alpine Biomed and Hawaii Medical, that we acquired in 2009, contributed to $22.7 of incremental revenue in 2010, while Medix, that was acquired in 2010, contributed to $7.1 of revenue in 2010.

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

Also in the second fiscal quarter of 2010 we discontinued the Sonamed Clarity hearing screening product line and began converting users to our other newborn hearing screening products. This action resulted in a non-recurring charge totaling $1.4 million that reduced reported gross profit by $1.1 million or 0.8 percentage points and increased operating expenses by $300,000. The conversion was substantially complete as of December 31, 2010.

During the third quarter of 2010 we received a purchase order from the Kingdom of Saudi Arabia for our newborn care products. The order, valued at over $2.9 million, was for our ALGO newborn hearing screeners, Cool-Cap selective head-cooling devices, Olympic Cerebral Functions Monitors (CFM), and associated disposable supplies. We completed the shipment of this purchase order in the fourth quarter.

We acquired Medix in October 2010 for $14.1 million in cash. Medix, based in Buenos Aires, Argentina, manufactures incubators for use in hospital nurseries and NICU’s, transport incubators for use in ambulances and other emergency vehicles, infant warmers, and LED-based phototherapy devices.

We do not believe that our markets have yet returned to the level of activity that prevailed prior to the commencement of the credit crisis in the third quarter of 2008 that precipitated the global economic crisis. As a result of cost containment and other measures we have implemented, and our recent acquisitions, we believe that we continue to be well-positioned to capitalize on improving market conditions as, and to the extent, that such conditions develop.

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

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, and judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.

Revenue recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (“ASC”) Subtopic 985-605 to sales of certain of our diagnostic neurology and hearing systems (“products containing embedded software”). In October 2009, the Financial Accounting Standards Board

(“FASB”) issued Accounting Standards Update No. (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements, which amended ASC Subtopic 985-605, and we prospectively adopted the provisions of ASU 2009-14 on January 1, 2010. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s products containing embedded software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Our revenue recognition policies for sales of these products are now substantially the same as for our other tangible products.

Revenue from sales of certain of our products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 is not significant.

We previously accounted for arrangements with multiple deliverables under ASC Topic 605, where revenue was allocated to the deliverables based on vendor specific objective evidence (“VSOE”). In October 2009 the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605, and we prospectively adopted the provisions of ASU 2009-13 on January 1, 2010. Under the revenue recognition rules for tangible products as amended by ASU 2009-13, we now allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) installation services, (iii) extended service and maintenance agreements, and (iv) upgrades to embedded software.

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

Results of Operations

The discussion to follow gives effect to the correction of errors detailed in Note 20, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements of our Consolidated Financial Statements contained herein.

The following table sets forth for the periods indicated selected consolidated statement of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Years Ended December 31,
	2010	2009	2008
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.6	39.7	37.9

Gross profit	59.4	60.3	62.1

Operating expenses:
Marketing and selling	25.1	27.2	24.7
Research and development	9.7	10.0	9.6
General and administrative	16.5	13.8	12.2

Total operating expenses	51.3	51.0	46.5

Income from operations	8.1	9.3	15.6
Other income (expense), net	(0.1)	1.0	1.3

Income before provision for income tax	8.0	10.3	16.9
Income tax provision	2.6	3.4	6.2

Net income	5.4%	6.9%	10.7%

Acquisitions

We completed six significant acquisitions during 2010, 2009 and 2008, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2010, 2009 and 2008.

•	Medix—Completed on October 12, 2010. Medix reported revenue of approximately $25.2 million during its last completed fiscal year prior to the acquisition.

•	Alpine Biomed—Completed on September 14, 2009. Alpine Biomed reported revenue from its neurology business of approximately $38.1 million during its last completed fiscal year prior to the acquisition.

•	Hawaii Medical—Completed on July 2, 2009. Hawaii Medical reported revenue of approximately $3.2 million during its last completed fiscal year prior to the acquisition.

•	Neurocom—Completed on October 2, 2008. Neurocom reported revenue of approximately $11.4 million during its last completed fiscal year prior to the acquisition.

•	Schwarzer Neurology—Completed on July 2, 2008. Schwarzer Neurology reported revenue of approximately $7.1 million during its last completed fiscal year prior to the acquisition.

•	Sonamed—Completed on May 27, 2008. Sonamed reported revenue of approximately $3.5 million during its last completed fiscal year prior to the acquisition.

The pre-acquisition revenue of our acquired companies may not be indicative of their contribution to revenue in the future.

Comparison of 2010 and 2009

Operating Results

Because our acquisitions have been significant, we measure the contribution to consolidated revenue of the businesses we acquire. We also analyze our revenue as coming from two sources: devices and systems, and supplies and services. We report freight revenue separate from these two sources.

Our consolidated revenue increased $52.2 million for the year ended December 31, 2010 compared to 2009, primarily as a result of improved economic conditions. Revenue increased across all of our business units. The companies that were acquired in 2009, Alpine Biomed and Hawaii Medical, contributed to $22.7 of incremental revenue in 2010, while Medix, that was acquired in 2010, contributed to $7.1 million of revenue in 2010. Revenue from our hearing products increased $3.4 million, while revenue from our existing neurology and newborn care products increased by $19.0 million.

Revenue from devices and systems was $134.8 million in 2010, representing an increase of 40% or $38.6 million, from $96.2 million reported in 2009. Alpine Biomed contributed to $13.0 million of incremental devices and systems revenue in 2010, while Medix contributed to $4.1 million of devices and systems revenue in 2010. Revenue from our hearing products increased $5.1 million, to $30.3 million, while revenue from our existing neurology and newborn care products increased by $17.8 million to $62.1 million, offset by a $1.4 million decrease in balance monitoring products.

Revenue from supplies and services was $80.3 million in 2010, representing an increase of 20%, or $13.2 million from $67.1 million in 2009. Alpine Biomed, Medix and Hawaii Medical contributed to $6.8 million, $3.0 million and $2.7 million, respectively, of incremental revenue from supplies and services. Supplies and service revenue from our existing products increased by $700,000 to $67.8 million.

Revenue from devices and systems was 62% of consolidated revenue in 2010 compared to 58% of total revenue in 2009, and revenue from supplies and services was 37% of total revenue in 2010 compared to 40% of revenue in 2009. Freight revenue of $3.6 million in 2010 and $3.2 million in 2009 represented 1% and 2% of total revenue in 2010 and 2009, respectively.

No customer accounted for more than 10% of our revenue in either 2010 or 2009. Revenue from domestic sales increased 15% to $126.9 million in 2010, from $109.7 million in 2009. Revenue from international sales increased 62% to $91.8 million in 2010, compared to $56.8 million in 2009. Revenue from domestic sales was 58% of total revenue in 2010, compared to 66% in 2009, and revenue from international sales was 42% of total revenue in 2010 compared to 34% of revenue in 2009. The changes in the percentages from 2010 to 2009 resulted primarily from the contribution of Alpine Biomed and Medix, whose sales are primarily in Europe and South America and related international markets, respectively.

Our cost of revenue increased $22.6 million, or 34%, to $88.7 million in 2010, from $66.1 million in 2009. The increase was due mainly to our increased sales. In addition, our discontinuance of the Sonamed Clarity hearing screening line resulted in a non-recurring charge totaling $1.1 million or 1.2% to our cost of revenue. Gross profit increased $29.6 million, or 30%, to $130.0 million in 2010 from $100.3 million in 2009. Gross profit as a percentage of revenue was 59% in 2010 compared with 60% in 2009.

Total operating costs increased $27.1 million, or 32%, to $112.1 million in 2010, from $85.0 million in 2009. The operations of Alpine Biomed and Medix contributed to $11.7 million of the increase in operating costs. We also recorded a restructuring charge of $3.1 million and other severance related costs of $842,000 for which there was no comparable cost in 2009. The remainder of the increase in operating costs was proportionate to our increased sales as our operating costs as a percentage of revenue was 51% in 2010 and 2009.

Our marketing and selling expenses increased $9.6 million, or 21%, to $54.9 million in 2010, from $45.3 million in 2009. The operations of Alpine Biomed and Medix contributed to $5.0 million of the increase and the remainder of the increase was primarily related to higher sales commission and sales related costs associated with the increase in our revenue. Marketing and selling expenses as a percent of total revenue decreased to 25.1 % in 2010 from 27.2% in 2009.

Our research and development expenses increased $4.6 million, or 27%, to $21.3 million in 2010 from $16.7 million in 2009. The operations of Alpine Biomed and Medix contributed to $3.1 million of research and development expense. Research and development expenses as a percent of total revenue decreased to 9.7% in 2010 from 10.0% in 2009.

Our general and administrative expenses increased $13.0 million, or 57%, to $36.0 million in 2009 from $23.0 million in 2009. General and administrative expenses as a percent of revenue increased from 13.8% in 2009 to 16.5% in 2010. $3.5 million of the increase in general and administrative expenses was attributable to the operations of Alpine Biomed and Medix. We recorded a restructuring charge of $3.1 million and other severance related costs of $842,000 for which there were no comparable costs in 2009. Other expenses exclusive of those associated with Alpine Biomed, Medix, restructuring and severance related costs were $5.6 million higher in 2010 compared to 2009, which resulted primarily from increased payroll and related benefit costs, professional fees, travel and outside consulting costs.

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(118,000) in 2010, compared to $1.7 million in 2009. Investment income of $36,000 in 2010 was $192,000 less than the amount reported for 2009 reflecting lower interest rates. We reported $521,000 of foreign currency exchange losses in 2010 versus $520,000 of foreign exchange gains in 2009. Interest expense was marginally lower in 2010 compared to 2009 due primarily to lower outstanding balances on our credit facilities.

We recorded income tax expense of $5.8 million in 2010, compared to $5.7 million recorded in 2009. Our effective tax rate for 2010 decreased to 32.7 % from 33.4% in 2009 because more of our income was taxed in foreign jurisdictions with tax rates lower than in the U.S. At December 31, 2010, we had federal net operating loss carryforwards of approximately $4.6 million available to offset future taxable income. Income tax expense related to our international operations is based on the statutory rates in those jurisdictions.

Comparison of 2009 and 2008

Operating Results

Our revenue increased 3%, or $4.6 million, to $166.4 million in 2009, from $161.8 million in 2008. Alpine Biomed, Neurocom and Schwarzer Neurology contributed $17.4 million to this increase in our revenue in 2009. This was offset by a $12.2 million net decrease in equipment sales across the Company’s other product lines, resulting from a weakness in demand that we believe was due to the economic recession during 2009.

Revenue from devices and systems was $96.2 million in 2009, representing a decrease of 6% or $6.3 million, from $102.5 million reported in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $12.1 million of the increase in revenue from devices and systems offset by a $6.8 million decrease in hearing revenue, a $5.3 million decrease in neurology revenue, and a $3.1 million decrease in newborn care revenue. Revenue from supplies and services was $67.1 million in 2009, representing an increase of 18%, or $10.4 million, from $56.7 million in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $5.1 million of the increase. Hearing supplies increased by $1.3 million and newborn care supplies increased by $2.0 million.

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

Our cost of revenue increased $4.7 million, or 8%, to $66.1 million in 2009, from $61.3 million in 2008. The increase was primarily due to our increased sales and higher materials costs. Gross profit decreased $151,000, or less than half a percent to $100.3 million in 2009 from $100.5 million in 2008. Gross profit as a percentage of revenue was 60% in 2009 compared to 62% in 2008. The decline in gross profit as a percentage of sales was due in part to the Alpine Biomed products having a lower gross margin than our existing products. In addition, the gross profit percentage of our European operations, excluding Alpine, was approximately 50% for 2009 compared to approximately 59% for 2008, due primarily to the impact that a lower revenue base had on manufacturing overhead as a percentage of revenue, as this cost is largely fixed.

Total operating costs increased $9.7 million, or 13%, to $85.0 million in 2009, from $75.3 million in 2008. The operations of Alpine Biomed, Neurocom and Schwarzer Neurology contributed to $12.5 million of the increase in operating costs partially offset by a $2.8 million decrease in operating costs in our North American divisions resulting from restructuring activities initiated in early 2008 that were substantially completed in that year. Our operating costs increased as a percentage of revenue from 47% in 2008 to 51% in 2009.

Our marketing and selling expenses increased $5.3 million, or 13%, to $45.3 million in 2009, from $40.0 million in 2008. The operations of Alpine Biomed, Neurocom, and Schwarzer Neurology contributed to $6.7 million of the increase offset by a decrease of $1.2 million in sales compensation costs resulting from decreased direct sales of devices. Marketing and selling expenses as a percent of total revenue increased from 24.7% in 2008 to 27.2% in 2009.

Our research and development expenses increased $1.2 million, or 8%, to $16.7 million in 2008 from $15.5 million in 2008. The operations of Alpine Biomed, Neurocom, and Schwarzer Neurology contributed to

$2.2 million of research and development expense, partially offset by reduced costs resulting from restructuring activities implemented in February 2008 for which we did not receive a benefit until late in 2008 and continuing into 2009. Research and development expenses as a percent of total revenue increased from 9.6% in 2008 to 10.0% in 2009.

Our general and administrative expenses increased $3.2 million, or 16%, to $23.0 million in 2009 from $19.8 million in 2008. General and administrative expenses as a percent of revenue increased from 12.2% in 2008 to 13.8% in 2009. General and administrative expenses of Alpine Biomed, Neurocom and Schwarzer Neurology represented $3.6 million of the increase. Direct costs of acquisitions completed in 2009 totaled $460,000 and were reported as a component of general and administrative expense; we had no similar costs in 2008 under prior accounting rules. General and administrative expenses other than those mentioned above were approximately $560,000 lower in 2009 compared to 2008.

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

We recorded income tax expense of $5.7 million in 2009, compared to $10.0 million recorded in 2008. Our effective tax rate for 2009 decreased to 33.4% compared to 36.7% in 2008 because more of our income was taxed in foreign jurisdictions with tax rates lower than in the U.S. At December 31, 2009, we had federal net operating loss carryforwards of approximately $8.2 million available to offset future taxable income. Income tax expense related to our international operations is based on the statutory rates in those jurisdictions.

Liquidity and Capital Resources

Comparison of 2010 and 2009

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

As of December 31, 2010, we had cash, cash equivalents, and short-term investments of $29.4 million, stockholders’ equity of $263.3 million, and working capital of $83.9 million, compared with cash and cash equivalents of $33.6 million, stockholders’ equity of $243.6 million, and working capital of $75.2 million as of December 31, 2009.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed the acquisition of Medix at the beginning of the fourth quarter of 2010, two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We have a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during 2010. We have no other significant credit facilities.

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

Cash provided by operations decreased by $15.0 million for the year ended December 31, 2010 to $11.5 million, compared to $26.6 million in 2009. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $27.6 million in 2010, compared to $24.7 million in 2009. The aggregate impact of changes in certain operating assets and liabilities was a cash outflow of $16.1 million in 2010 compared to a cash inflow of $1.9 million in 2009, in particular accounts receivable, inventories and accounts payable.

Cash used in investing activities was $17.9 million for the year ended December 31, 2010, compared to $51.8 million in 2009. We used $4.2 million and $2.6 million of cash to acquire property and equipment, during the years ended December 31, 2010 and 2009, respectively. We used $13.4 million of cash to acquire businesses during the year ended December 31, 2010 compared with $47.2 million during the year ended December 31, 2009. During the year ended December 31, 2010 we capitalized $344,000 of internal use software development costs compared with $1.0 million in 2009. In addition, we purchased and sold $975,000 of marketable securities in 2010 and purchased $965,000 of marketable securities during the year ended December 31, 2009.

Cash provided by financing activities was $1.7 million in the year ended December 31, 2010, compared to $489,000 in 2009. We received cash from sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $2.5 million and $1.1 million in the year ended December 31, 2010 and 2009, respectively. In 2010, we realized an excess tax benefit of $551,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity. In 2009 our after-tax cost of stock-based compensation was $159,000 more than the tax benefit we received from those arrangements which was recorded as a decrease to stockholders’ equity. We repaid $1.4 million and $429,000 under term loan agreements in the years ended December 31, 2010 and 2009, respectively.

Comparison of 2009 and 2008

As of December 31, 2009, we had cash, cash equivalents, and short-term investments of $33.5 million, stockholders’ equity of $243.6 million, and working capital of $75.2 million, compared with cash and cash equivalents of $56.9 million, stockholders’ equity of $226.4 million, and working capital of $97.6 million as of December 31, 2008.

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

Cash provided by operations increased by $14.7 million for the year ended December 31, 2009 to $26.6 million, compared to $11.8 million in 2008. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $24.7 million in 2009, compared to $26.4 million in 2008. The aggregate impact of changes in certain operating assets and liabilities was a cash inflow of $1.9 million in 2009 compared to a cash outflow of $14.6 million in 2008. In particular, while the carrying amounts of accounts receivable and inventory, exclusive of those items acquired in acquisitions, resulted in a use of cash of $10.3 million in 2008, they resulted in a source of cash of $662,000 in 2009.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office equipment and term loans. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$15,667	$13,998	$804	$356	$509
Operating lease obligations	5,261	1,882	2,591	788	—
Other contractual obligations	3,267	2,519	748	—	—
Long-term liabilities (including interest)	1,569	756	813	—	—

Total	$25,764	$19,155	$4,956	$1,144	$509

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

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 14 of our consolidated financial statements for further discussion on income taxes.

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S, Canada, Argentina, and Europe and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. Dollars and Euros and with the acquisitions of Xltek in November 2007 and Medix in 2010, a small portion of our sales are now denominated in Canadian dollars and Argentine pesos. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2010. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2010.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2010, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2010. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2010. We had no other off-balance sheet arrangements during any of fiscal 2010, 2009 or 2008 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. As discussed in Note 20, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements of our Consolidated Financial Statements contained herein, subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2009 and our quarterly consolidated financial statements for the quarter ended September 30, 2010, we discovered immaterial errors in previously issued financial statements. These errors were corrected for all quarters and years that were affected. The quarterly information presented below reflects the correction of these errors. The impact of the errors was immaterial to all of the period presented.

In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, other than the correction discussed in the preceding paragraph, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
	(in thousands, except per share)
Revenue	$63,170	$53,179	$53,031	$49,275	$51,449	$44,251	$37,263	$33,462
Cost of revenue	25,998	21,757	21,532	19,411	21,860	17,617	13,772	12,828

Gross profit	37,172	31,422	31,499	29,864	29,589	26,634	23,491	20,634
Gross profit percentage	58.8%	59.1%	59.4%	60.6%	57.5%	60.2%	63.0%	61.7%
Operating expenses:
Marketing and selling	14,523	12,817	13,553	13,964	13,298	11,661	10,171	10,174
Research and development	6,095	4,820	5,238	5,130	4,878	4,176	3,955	3,723
General and administrative	9,111	8,074	7,791	11,010	6,652	5,527	5,280	5,520

Total operating expenses	29,729	25,711	26,582	30,104	24,828	21,364	19,406	19,417

Income (loss) from operations	7,443	5,711	4,917	(240)	4,761	5,270	4,085	1,217
Other income (expense), net	(127)	(176)	240	(55)	1,166	71	387	126

Income (loss) before provision for income tax	7,316	5,535	5,157	(295)	5,927	5,341	4,472	1,343
Provision for income tax	2,067	1,898	1,793	36	1,987	1,736	1,495	483

Net income (loss)	$5,249	$3,637	$3,364	$(331)	$3,940	$3,605	$2,977	$860

Earnings (loss) per share:
Basic	$0.19	$0.12	$0.12	$(0.01)	$0.14	$0.13	$0.11	$0.03

Diluted	$0.18	$0.12	$0.12	$(0.01)	$0.14	$0.13	$0.10	$0.03

Weighted average shares used in the calculation of net earnings per share:
Basic	28,303	28,212	27,809	27,829	27,686	27,669	27,644	27,606
Diluted	29,297	29,261	29,110	27,829	28,769	28,668	28,276	28,136
Impact of error corrections:
Net Income
As previously reported	—	$3,743	$3,105	$(303)	$4,287	$3,669	$2,336	$787

As corrected	—	$3,637	$3,364	$(331)	$3,940	$3,605	$2,977	$860

Diluted earnings (loss) per share
As previously reported	—	$0.12	$0.12	$(0.01)	$0.15	$0.14	$0.08	$0.03

As corrected	—	$0.12	$0.12	$(0.01)	$0.14	$0.13	$0.10	$0.03

We acquired Medix in October 2010, Alpine Biomed in September 2009, and Hawaii Medical in July 2009. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our chief executive officer and chief financial officer determined that as of December 31, 2010 our disclosure controls and procedures were effective for the purpose set forth above.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15-(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

We acquired Medix Industrial y Commercial S.A. (“Medix) in October 2010 and as permitted by SEC guidance, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, the internal control over financial reporting of this entity. Total assets including goodwill and intangible assets related to Medix of $30.2 million as of December 31, 2010, and revenue of $7.1 million for the period from the date of acquisition to December 31, 2010, were included in our consolidated financial statements as of and for the year ended December 31, 2010. Our assessment of our internal control over financial reporting excluded an evaluation of the internal control over financial reporting of this entity as of December 31, 2010.

Our independent registered public accounting firm, Deloitte & Touche LLP. have audited the consolidated financial statements and financial statement schedule included in this annual report. They also audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in their report included in this annual report.

(b) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the internal control over financial reporting of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Medix I.C.S.A. (“Medix”) which was acquired on October 12, 2010, whose financial statements constitute 10% of total assets, 5% of net assets, 3% of revenues, and 2% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Medix. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule at Item 15(a)(2) of this annual report as of and for the year ended December 31, 2010 of the Company and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph relating to the adoption of Accounting Standards Codification Topic 805, Business Combinations (formerly SFAS 141R).

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

March 14, 2011

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our 2011 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options, warrants, awards, and rights under all of our existing equity compensation plans, including the 1991 Stock Option Plan, 2000 Stock Awards Plan, 2000 Supplemental Stock Option Plan, 2000 Director Option Plan, and 2000 Employee Stock Purchase Plan, each as amended.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,710,257	$10.94	7,581,417
Equity compensation plans not approved by security holders	—	—	—

Total	3,710,257	$10.94	7,581,417

Of the shares of common stock to be issued upon exercise of outstanding options, warrants, awards and rights, 3,000,000 shares related to outstanding options under our 1991 Stock Option Plan, 3,330,957 shares related to outstanding options under our 2000 Stock Awards Plan, and 305,000 shares related to outstanding options under our 2000 Director Option Plan.

Of the shares of common stock remaining available for future issuance under equity compensation plans, 2,857,888 shares remained available for future issuance under our 2000 Stock Awards Plan, 4,212,387 shares remained available for future issuance under our 2000 Employee Stock Purchase Plan and 511,142 remained available for future issuance under the Director Option Plan. The 1991 Stock Option Plan and 2000 Supplemental Stock Option Plan were terminated as to new grants in July 2001. The number of shares reserved for issuance pursuant to our 2000 Stock Awards Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 1,500,000 shares of common stock; (ii) 7% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Director Option Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 100,000 shares of common stock; (ii) one-half of one percent of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. The number of shares reserved for issuance pursuant to our 2000 Employee Stock Purchase Plan is subject to an automatic increase on the first day of our fiscal year in an amount equal to the lesser of (i) 650,000 shares of common stock; (ii) 4% of our outstanding shares of common stock on the last day of the prior fiscal year; or (iii) an amount determined by our board of directors. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under, or the weighted average exercise price of outstanding rights under, the 2000 Employee Stock Purchase Plan.

Pursuant to their terms, the 2000 Stock Awards Plan, 2000 Director Plan, and 2000 Employee Stock Purchase Plan will terminate in July 2011.

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2011 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2011 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2011 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2011 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2010, 2009 and 2008

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$1,515	$—	$592	$(464)	$1,643
Accrued warranty costs	$694	$43	$331	$(372)	$696
Year ended December 31, 2009
Allowance for doubtful accounts	$1,056	$—	$1,207	$(748)	$1,515
Accrued warranty costs	$1,076	$44	$542	$(968)	$694
Year ended December 31, 2008
Allowance for doubtful accounts	$993	$—	$304	$(241)	$1,056
Accrued warranty costs	$1,000	$75	$1,122	$(1,121)	$1,076

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
2.1	Share Purchase Agreement dated October 12, 2010 by and between Natus Medical Incorporated, and Medix I.C.S.A.

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.7	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.8	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.9*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.9.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

10.13	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

10.14	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	08/06/2008

10.15	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	09/05/2008

10.16	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.16	000-33001	03/10/2009

10.17	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank, National Association	10-K	10.17	000-33001	03/10/2009

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.18	Fourth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	08/07/2009

10.19	Fifth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	09/11/2009

10.20	Sixth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	11/23/2009

10.21	Seventh Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.21	000-33001	03/15/2010

10.22	Second Amended and Restated Credit Agreement dated as of April 22, 2010 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement

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

Dated: March 14, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2011

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 14, 2011

/s/ Doris Engibous (Doris Engibous)	Director	March 14, 2011

/s/ Ken Ludlum (Ken Ludlum)	Director	March 14, 2011

/s/ Mark D. Michael (Mark D. Michael)	Director	March 14, 2011

/s/ William M. Moore (William M. Moore)	Director	March 14, 2011

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted Accounting Standards Codification 805, Business Combinations (formerly SFAS 141R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 14, 2011

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$28,383	$32,586
Short-term investments	1,005	965
Accounts receivable, net of allowance for doubtful accounts of $1,643 and $1,515	54,782	43,750
Inventories	37,627	23,089
Prepaid expenses and other current assets	4,954	3,825
Deferred income tax	2,192	4,166

Total current assets	128,943	108,381
Property and equipment, net	23,408	14,066
Intangible assets	69,428	70,144
Goodwill	96,819	92,258
Other assets	12,449	7,241

Total assets	$331,047	$292,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,684	$13,982
Current portion of long-term debt	156	178
Accrued liabilities	18,437	14,513
Deferred revenue	4,744	4,501

Total current liabilities	45,021	33,174
Long-term liabilities
Other liabilities	8,076	7,575
Long-term debt	737	931
Deferred income tax	13,958	6,853

Total liabilities	67,792	48,533

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 28,922,667 in 2010 and 28,414,229 in 2009	258,872	250,374
Retained earnings	18,057	6,138
Accumulated other comprehensive (loss)	(13,674)	(12,955)

Total stockholders’ equity	263,255	243,557

Total liabilities and stockholders’ equity	$331,047	$292,090

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenue	$218,655	$166,425	$161,831
Cost of revenue	88,698	66,077	61,332

Gross profit	129,957	100,348	100,499

Operating expenses:
Marketing and selling	54,857	45,304	39,998
Research and development	21,283	16,732	15,520
General and administrative	35,986	22,979	19,808

Total operating expenses	112,126	85,015	75,326

Income from operations	17,831	15,333	25,173
Other income (expense), net	(118)	1,750	2,142

Income before provision for income tax	17,713	17,083	27,315
Provision for income tax	5,794	5,701	10,033

Net income	$11,919	$11,382	$17,282

Net income per share:
Basic	$0.42	$0.41	$0.68

Diluted	$0.41	$0.40	$0.65

Weighted average shares used in the calculation of net income per share:
Basic	28,092	27,651	25,278

Diluted	29,217	28,476	26,557

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

	Common Stock		Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balances, December 31, 2007	21,956,771	$137,837	$(22,526)	$696	$116,007
Issuance of common stock	5,485,500	99,278			99,278
Tax benefit of option exercises		2,222			2,222
Issuance of restricted stock	143,334
Employee stock purchase plan	39,552	548			548
Compensation expense for stock options		2,995			2,995
Exercise of stock options	368,024	2,316			2,316
Foreign currency translation adjustment				(14,336)	(14,436)	$(14,336)
Net income			17,282		17,282	17,282

Comprehensive income						$2,946

Balances, December 31, 2008	27,993,181	245,196	(5,244)	(13,640)	226,312
Tax expense of options exercise		(159)			(159)
Issuance of restricted stock	305,200
Employee stock purchase plan	81,624	729			729
Compensation expense for stock options		4,260			4,260
Exercise of stock options	34,224	348			348
Foreign currency translation adjustment				685	685	$685
Net income			11,382		11,382	11,382

Comprehensive income						$12,067

Balances, December 31, 2009	28,414,229	250,374	6,138	(12,955)	243,557
Tax expense of options exercises		551			551
Vesting of restricted stock units	8,750	31			31
Issuance of restricted stock	209,600
Employee stock purchase plan	68,050	866			866
Compensation expense for stock options		5,399			5,399
Exercise of stock options	222,038	1,651			1,651
Foreign currency translation Adjustment				(719)	(719)	$(719)
Net income			11,919		11,919	11,919

Comprehensive income						$11,200

Balances, December 31, 2010	28,922,667	$258,872	$18,057	$(13,674)	$263,255

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$11,919	$11,382	$17,282
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable reserves	592	1,137	304
Excess tax (benefit)/expense on the exercise of stock options	(551)	159	(2,222)
Depreciation and amortization	9,156	7,884	6,764
Impairment of intangible assets	300	—	—
(Gain)/loss on disposal of property and equipment	452	(29)	71
Warranty reserve	331	542	1,197
Change in fair value of contingent obligation	—	(600)	—
Share-based compensation	5,399	4,260	2,995
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(3,231)	683	(8,336)
Inventories	(8,181)	25	(2,296)
Other assets	(1,161)	(34)	1,734
Accounts payable	(5,478)	457	(2,782)
Accrued liabilities	(448)	380	(2,657)
Deferred revenue	723	(153)	(1,296)
Deferred taxes	1,704	495	1,044

Net cash provided by operating activities	11,526	26,588	11,802

Investing activities:
Acquisition of businesses, net of cash acquired	(13,415)	(47,222)	(28,996)
Acquisition of property and equipment	(4,152)	(2,609)	(3,593)
Acquisition of intangible assets	(344)	(1,003)	(1,451)
Purchases of short-term investments	(975)	(965)	(12,120)
Sales of short-term investments	975	—	12,120

Net cash used in investing activities	(17,911)	(51,799)	(34,040)

Financing activities:
Proceeds from stock option exercises and ESPP	2,548	1,077	2,864
Proceeds from issuance of common stock, net of issuance cost	—	—	99,278
Excess tax benefit (expense) on the exercise of stock options	551	(159)	2,222
Borrowing on credit facility	—	—	6,000
Payments on borrowings	(1,403)	(429)	(41,259)

Net cash provided by financing activities	1,696	489	69,105

Exchange rate effect on cash and cash equivalents	486	393	(1,868)

Net increase (decrease) in cash and equivalents	(4,203)	(24,329)	44,999
Cash and cash equivalents, beginning of year	32,586	56,915	11,916

Cash and cash equivalents, end of year	$28,383	$32,586	$56,915

Supplemental disclosure of cash flow information:
Cash paid for interest	$130	$153	$1,002

Cash paid for income taxes	$5,050	$957	$5,519

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$—	$—	$1,347

Contingent earnout obligations classified as liabilities	$2,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (“Natus”, the “Company”, “we”, “our”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, and software systems for managing and tracking disorders and diseases for public health laboratories. The Company’s headquarters are in San Carlos, California.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009; and Medix in 2010.

Principles of Consolidation— The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, goodwill, share-based compensation, deferred income taxes, reserves for warranty obligations, and the provision for income taxes. Actual results could differ from those estimates.

Revenue Recognition—Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (“ASC”) Subtopic 985-605 to sales of certain of our diagnostic neurology and hearing systems (“products containing embedded software”). In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements, which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. We adopted the provisions of ASU 2009-14 prospectively on January 1, 2010 for new or significantly modified revenue arrangements. The

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

adoption did not have a significant impact on our revenue or results of operations for the year ended December 31, 2010. In the case of the Company’s products containing embedded software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Our revenue recognition policies for sales of these products are now substantially the same as for our other tangible products.

Revenue from sales of certain of our products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 is not significant.

We previously accounted for arrangements with multiple deliverables under ASC Topic 605, where revenue was allocated to the deliverables based on vendor specific objective evidence (“VSOE”). In October 2009 the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, which amends ASC Topic 605. We adopted the provisions of ASU 2009-13 prospectively on January 1, 2010 for new or significantly modified revenue arrangements. The adoption did not have a significant impact on our revenue or results of operations for the year ended December 31, 2010. Under the revenue recognition rules for tangible products as amended by ASU 2009-13, we now allocate revenue from arrangements with multiple deliverables to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. The principal deliverables in our multiple deliverable arrangements that qualify as separate units of accounting consist of (i) sales of medical devices and supplies, (ii) installation services, (iii) extended service and maintenance agreements, and (iv) upgrades to embedded software.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Short-Term Investments—Fixed-rate guaranteed investment contracts with a commercial bank with a maturity of one year, valued at cost plus accrued interest that approximates fair value are classified as short-term investments.

Allowance for Doubtful Accounts—We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When it is determined that an account receivable is uncollectible, it is written off and relieved from the reserve. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and accounts payable. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities.

Inventories—Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We may be exposed to a number of factors that could result in portions of our inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes, competitive pressures in products and prices, and the introduction of new product lines. We regularly evaluate our ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Intangible assets with definite lives are amortizing using the straight-line and graded methods over periods ranging from seven to 20 years.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two step process. In the first analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first analysis indicates that the carrying value exceeds the fair value, a second analysis is performed to determine the amount of the goodwill impairment loss, if any.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

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

Our discontinuance in 2010 of the Sonamed Clarity hearing screening line resulted in a write-off of the Sonamed Clarity tradename in the amount of $300,000.

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

Forfeitures of employee stock options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Uncertain Tax Positions—We recognize the tax benefit of uncertain tax positions in the financial statements in accordance with ASC Topic 740, Income Tax. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement, in accordance with ASC 740-10-05.

Foreign Currency—The functional currency of our foreign subsidiaries is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation exchange adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive income (loss). We recorded $(719,000), $685,000, and $(14.3) million of foreign currency translation adjustments for the years ended December 31, 2010, 2009 and 2008, respectively. We changed the functional currency of Xltek from the Canadian dollar to the U.S. Dollar on January 1, 2009.

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2010, 2009 and 2008, net foreign currency transactions gains and (losses) were $(521,000), $520,000 and $1,620,000, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, Canadian Dollar, Euro, Argentine Peso and Danish Kroner.

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

For the year ended December 31, 2010, common stock equivalents of 1,125,006 were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,090,401 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2009, common stock equivalents of 824,516 were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,168,704 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2008, common stock equivalents of 1,206,000 were included in the weighted average shares outstanding used to calculate diluted income per share, while 525,000 shares were excluded from the calculation because of their anti-dilutive effect.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

We sell our products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2010, 2009 or 2008.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) which updates the guidance in ASC Topic 855, Subsequent Events, to no longer require companies that file with the SEC to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820): Fair Value Measurement. ASU 2010-06 requires new disclosures on the amount of and reason for transfers in and out of Level 1 and 2 fair value measurements, disclosure of activities, including purchases, sales, issuances, and settlements within Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. The Company adopted ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not impact our financial position, results of operations, and cash flows.

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

2— BUSINESS COMBINATIONS

Medix—We acquired Medix Industrial y Commercial S.A. (“Medix”) on October 12, 2010 pursuant to an Agreement and Plan of Merger. Medix is a leader in the development, manufacturing, and sales of devices for newborn care in Latin America. Medix, based in Argentina, manufactures incubators for use in hospital nurseries and NICU’s, transport incubators for use in ambulances and other emergency vehicles, infant warmers, and LED based phototherapy devices.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The Company acquired all of the capital stock of Medix for $14.1 million in cash, excluding direct costs of the acquisition, with the potential for additional purchase consideration if certain revenue targets are met in 2011 and 2012. A total of $297,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

In accordance with ASC 805-10, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Medix at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $4.8 million. Medix’s results of operations are included in the consolidated financial statements from the date of the acquisition.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The Company also hired independent third parties to assist in the valuation of real estate, intangible assets, goodwill, and additional purchase consideration.

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Cash	$700
Accounts receivable	9,104
Inventories	8,283
Prepaid and other assets	128
Deferred income tax	152
Identifiable intangible assets:
Technology	1,600
Customer-related	2,300
Tradenames	1,000
Land and building	7,160
Other property and equipment	359
Goodwill	4,834
Accounts payable	(13,485)
Accrued expenses	(1,861)
Other liabilities	(1,736)
Contingent earnout obligation-short-term	(1,252)
Deferred income tax	(2,446)
Contingent earnout obligation-long-term	(748)

Total purchase price	$14,092

Valuing certain components of the acquisition, including primarily accounts receivable, inventory, identifiable intangible assets, real estate, deferred taxes, accrued warranty costs, accounts payable, other accrued expenses, and contingent earnout obligation required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to Goodwill. In addition, the purchase consideration paid to the sellers is subject to adjustment pursuant to a minimum working capital provision of the purchase agreement.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) technology of $1.6 million assigned an average economic life of 20 years being amortized on the straight line method, (ii) customer-related intangible assets of $2.3 million assigned an economic life of nine years being amortized on the straight line method, and (iii) tradenames of $1.0 million that have an indefinite life and are not being amortized.

Goodwill.    Approximately $4.8 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This goodwill is expected to be non-deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred income tax.    A preliminary estimate of $152,000 has been allocated to non-current deferred tax assets and $2.4 million has been allocated to non-current deferred tax liabilities, which results primarily from the fair market value assigned to various assets including intangibles, land, and building.

Contingent Earnout Obligation.    The Company is obligated to pay additional purchase consideration to the former shareholder of Medix if certain revenue targets are met in 2011 and 2012. We have recorded an estimate of the fair value of the contingent earnout obligation based on future revenue projections of the Medix business under various potential scenarios applying weighted probability assumptions of their outcomes. Actual amounts paid may differ from the obligation recorded.

Alpine Biomed Holdings Corp.—We acquired Alpine Biomed Holdings Corp. (“Alpine Biomed”) on September 14, 2009 for $43.2 million in cash pursuant to an Agreement and Plan of Merger. Alpine Biomed, with corporate headquarters in Fountain Valley, California and manufacturing facilities in Montreal, Canada, and Copenhagen, Denmark, is a leader in the development, manufacturing, and sales of devices for the diagnosis of neurological disorders. Alpine Biomed’s broad range of products includes advanced electromyography systems for the diagnoses of peripheral nervous system dysfunctions as well as devices for routine EEG and long term epilepsy monitoring. The acquisition broadened our product offerings, primarily in electromyography and allows us to further leverage our existing sales channels both in the United States and internationally.

During 2010 we substantially completed a reorganization plan adopted in January 2010 that was designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed and to improve efficiencies in operations. Under the plan, Alpine operations in Fountain Valley were moved to our corporate headquarters in San Carlos, California, Alpine’s sales organization was merged into the Company’s global sales organization, and Alpine operations in Montreal, Canada were transitioned to our existing Xltek facility in Oakville, Ontario, Canada,.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The Agreement and Plan of Merger also included an earnout provision based on the achievement of a certain revenue target as of December 31, 2009, however, the revenue target was not achieved and no additional cash consideration was paid.

In finalizing the purchase price allocation during 2010, we recorded adjustments to the original estimate of the purchase price allocation of the fair value of the assets acquired and liabilities assumed that decreased the carrying amount of goodwill by $34,000, due to adjustments to inventories, accounts payable, deferred taxes, and accrued expenses.

The following unaudited pro forma combined results of operations of Natus for the twelve months ended December 31, 2010 and 2009 are presented as if the acquisitions of Medix and Alpine Biomed had occurred on the first day of the periods presented:

Unaudited Pro Forma Financial Information

(in thousands)

	December 31,
	2010	2009
Revenue	$236,452	$227,723
Income from operations	$20,436	$15,644

The unaudited pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. For purposes of preparing the Medix unaudited pro forma financial information for the years ended December 31, 2010. Medix’s Statement of Income for the period January 1, 2010 through October 12, 2010 was combined with the Company’s Consolidated Statement of Operations for the year ended December 31, 2010, which includes the results of Medix from the date of the acquisition. For the year ended December 31, 2009, Medix’s Statement of Income for the period January 1, 2009 through October 31, 2009 was combined with Medix’s Statement of Income for period November 1, 2009 through December 31, 2009. Alpine Biomed is included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2010. For purposes of preparing the Alpine unaudited pro forma financial information for the year ended December 31, 2009, Alpine’s neurology business unaudited Statement of Sales and Direct Operating Expenses for the period January 1, 2009 through September 13, 2009 was combined with the Company’s consolidated Statement of Operations for the year ended December 31, 2009, which includes the results of Alpine from the date of the acquisition.

Hawaii Medical—We acquired Hawaii Medical, LLC (“Hawaii Medical”) on July 2, 2009 pursuant to an Agreement and Plan of Merger. Massachusetts based Hawaii Medical manufactures and markets single-use disposable products sold into the NICU and nursery in hospitals. During the third quarter 2009 we transitioned substantially all of the operations of Hawaii Medical to our Olympic facility in Seattle, Washington.

We acquired all outstanding units of Hawaii Medical for $2.9 million in cash. In addition to the purchase price paid at closing, an earnout provision of the purchase agreement may result in additional cash consideration depending upon the achievement of certain revenue targets over a 36 month period. Although there is no limit to the additional consideration that will be paid if the revenue targets are exceeded, no contingent obligation was

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

recorded as there is significant uncertainty that the revenue targets will be achieved. As of December 31, 2010, the revenue targets were not achieved. We also incurred $115,000 of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the third quarter 2009.

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

3— INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2010	2009
Raw materials and subassemblies	$14,924	$12,187
Finished goods	26,375	14,994

Total Inventories	41,299	27,181
Less: Non-current Inventories	(3,672)	(4,092)

Inventories	$37,627	$23,089

At December 31, 2010, the Company has classified $3.7 million of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

4— PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2010	2009
Land	$4,903	$3,403
Buildings	10,904	4,691
Leasehold improvements	2,523	1,479
Office furniture and equipment	9,067	7,898
Computer software and hardware	6,084	5,091
Demonstration and loaned equipment	7,571	6,286

	41,052	28,848
Accumulated depreciation	(17,644)	(14,782)

Total	$23,408	$14,066

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Depreciation expense of property and equipment was $3.7 million, $3.1 million and $3.2 million in the years ending December 31, 2010, 2009 and 2008, respectively.

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of period	$92,258	$60,858

Goodwill as a result of acquisitions	4,834	28,856
Purchase accounting adjustments	(14)	2,486
Foreign currency translation adjustment	(259)	58

Total changes in goodwill	4,561	31,400

Balance, end of period	$96,819	$92,258

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$50,301	$(14,520)	$35,781	$48,207	$(10,970)	$37,237
Customer related	15,299	(3,016)	12,283	13,448	(2,090)	11,358
Internally developed software	3,831	(1,392)	2,439	3,244	(565)	2,679
Patents	2,571	(1,746)	825	3,455	(1,595)	1,860

Definite lived intangible assets	72,002	(20,674)	51,328	68,354	(15,220)	53,134
Intangible assets with indefinite lives:
Tradenames	18,100	—	18,100	17,010	—	17,010

Total intangibles assets	$90,102	$(20,674)	$69,428	$85,364	$(15,220)	$70,144

Definite lived intangible assets are amortized over their weighted average lives of 14 years for patents, 15 years for technology, 10 years for customer-related intangibles and 5 years for internally developed software. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $2.9 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Technology	$3,550	$3,382	$2,105
Customer Related	926	631	582
Software	827	474	91
Patents	151	280	827

Total amortization	$5,454	$4,767	$3,605

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2011	$5,398
2012	5,398
2013	5,273
2014	4,959
2015	4,119
Thereafter	26,181

Total expected annual amortization expense	$51,328

7— ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2010	2009
Compensation and related benefits	$8,530	$7,155
Accrued contingent consideration	1,252	—
Accrued federal, state, and local taxes	1,697	2,050
Warranty reserve	696	694
Accrued professional fees	272	1,002
Other	5,990	3,612

Total	$18,437	$14,513

8— LONG-TERM OTHER LIABILITIES

Long-term other liabilities consist of (in thousands):

	December 31,
	2010	2009
Contingent tax obligations	$6,383	$6,037
Non-current deferred revenue	945	837
Accrued contingent consideration	748	—
Contractual obligations	—	670
Other	—	31

Total	$8,076	$7,575

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

9— RESERVE FOR PRODUCT WARRANTIES

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

Detail of activity in product warranty reserve is as follows, (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
Year ended December 31, 2010
Accrued warranty costs	$694	$43	$331	$(372)	$696

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

10— STOCKHOLDERS’ EQUITY

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

Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2010, no shares of preferred stock were issued and outstanding.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

11— SHARE-BASED COMPENSATION

Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2010	2009	2008
Cost of revenue	$177	$331	$333
Marketing and sales	1,432	1,103	707
Research and development	425	314	321
General and administrative	3,365	2,512	1,634

Total expense	5,399	4,260	2,995
Income tax effect	(1,776)	(1,423)	(1,100)

Decrease in net income	$3,623	$2,837	$1,895

As of December 31, 2010, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $8.5 million, which is expected to be recognized over a weighted average period of 2.6 years.

Stock Awards Plans—Our Amended and Restated 2000 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.

As of December 31, 2010, there were 2,857,888 shares available for future awards under the Restated Plan.

Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years. Since 2005, our option awards have consisted solely of non-statutory stock options. Stock awards are typically granted to existing employees once a year at the time of the Company’s annual shareholder meeting.

We also provide for grants of options to our nonemployee directors from the 2000 Director Stock Option Plan (the “Director Plan”) that have similar terms to those options granted from the Plan, except that such options vest ratably over a twelve month period. As of December 31, 2010 there were 511,142 shares available for future awards under the Director Plan.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2010 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2008 (2,134,604 shares exercisable at a weighted average exercise price of $7.76 per share)	2,876,072	$9.97
Granted (weighted average fair value of $3.67 per share)	676,600	$10.71
Exercised	(34,224)	$10.16
Cancelled	(83,054)	$14.90

Outstanding, December 31, 2009 (2,494,821 shares exercisable at a weighted average exercise price of $8.70 per share)	3,435,394	$10.00
Granted (weighted average fair value of $5.49 per share)	484,100	$16.48
Exercised	(222,038)	$7.44
Cancelled	(58,499)	$14.75

Outstanding, December 31, 2010 (2,683,816 shares exercisable at a weighted average exercise price of $9.66 per share)	3,638,957	$10.94

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/10	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/10	Weighted Average Exercise Price
$3.15 - $4.07	582,334	$3.81	2.72	582,334	$3.81
$4.11 - $5.69	372,830	$4.49	2.84	372,830	$4.49
$ 5.77 - $8.51	138,330	$7.08	3.73	130,205	$7.02
$10.03 - $10.03	426,750	$10.03	4.44	426,750	$10.03
$10.73 - $10.73	591,233	$10.73	4.33	227,858	$10.73
$10.78 - $12.98	387,904	$11.51	1.95	343,773	$11.37
$13.16 - $16.15	347,601	$15.69	2.87	298,963	$15.73
$16.78 - $16.78	433,100	$16.78	5.30	63,520	$16.78
$16.89 - $18.74	40,500	$17.91	3.24	29,416	$17.96
$20.09 - $20.09	318,375	$20.09	3.33	208,167	$20.09

$3.15 - $20.09	3,638,957	$10.94	3.53	2,683,816	$9.66

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2010, 2009 and 2008, was $1.5 million, $165,000, and $2.0 million, respectively.

As of December 31, 2010, there were: (i) 3,501,443 options vested and expected to vest with a weighted average exercise price of $10.80, an intrinsic value of $15.8 million, and a weighted average remaining contractual term of 3.5 years; and (ii) 2,683,816 options exercisable with a weighted average exercise price of $9.66, an intrinsic value of $14.5 million, and a weighted average remaining contractual term of 3.2 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Cash received from option exercises for the years ended December 31, 2010 and 2009 was $1.7 million and $348,000, respectively.

Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected life in years	4.2	4.2	4.2
Risk free interest rate	1.5%	2.2%	2.8%
Expected volatility	38%	40%	37%
Expected forfeiture rate	11.5%	13.2%	13.4%
Dividend yield	None	None	None

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

Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2010 and 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	338,518	$17.50
Forfeited	(16,800)	$16.77
Vested	(88,634)	$16.06
Granted	314,700	$10.71

Unvested at December 31, 2009	547,784	$13.87
Forfeited	(4,250)	$13.34
Vested	(165,584)	$15.96
Granted	212,100	$16.68

Unvested at December 31, 2010	590,050	$14.30

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The fair market value of outstanding restricted stock awards at December 31, 2010 was $8.5 million. The weighted average remaining recognition period for unvested restricted stock awards at December 31, 2010 was 2.6 years.

Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the years ended December 31, 2010 and 2009:

	2010	2009
Beginning outstanding balance	66,500	35,500
Awarded	32,450	51,100
Released	(8,750)	(8,500)
Forfeited	(18,900)	(11,600)

Ending outstanding balance	71,300	66,500

The aggregate intrinsic value of outstanding restricted stock units at December 31, 2010 was $1.0 million. The weighted average remaining recognition period for unvested restricted stock units at December 31, 2010 was 2.9 years.

Employee Stock Purchase Plan—The 2000 Employee Stock Purchase Plan (the “ESPP”) was adopted effective upon the closing of our initial public offering. Under the ESPP, eligible employees can elect to have salary withholdings of up to 15% of the sum of their W-2 cash compensation and 401(k) contributions to a maximum of $12,500 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2010, there were 4,212,387 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2010, 2009 and 2008, respectively, was $133,000, $108,000 and $87,000.

Cash received from purchases under the ESPP for the years ended December 31, 2010, 2009 and 2008, respectively, was approximately $866,000, $729,000 and $548,000.

12— RESTRUCTURING RESERVE

In January 2010, we adopted a reorganization plan (the “Restructuring Plan”) that is designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed and to improve efficiencies in operations. Under the plan, which was substantially completed in the first half of 2010, Alpine operations in Montreal, Canada were transitioned to our existing Xltek facility in Oakville, Ontario, Canada, and Alpine’s sales organization was merged into our global sales organization.

The Restructuring Plan resulted in a staff reduction of approximately 70 employees for which we recorded a restructuring charge for severance benefits of approximately $3.0 million during the first fiscal quarter of 2010, which was reduced by $268,000 during the second fiscal quarter. In addition, during the second fiscal quarter of 2010 we recorded a $300,000 charge for a lease termination fee. We also recorded a $44,000 charge to write off property and equipment.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

We account for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets. Substantially all of the costs associated with the Restructuring Plan will result in cash expenditures.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Balance January 1, 2010	Charged To Expense	Accrual Reversal	Amounts Paid	Balance December 31, 2010
Employee termination benefits	$—	$3,030	$(268)	$(2,675)	$87
Lease termination fee	—	300	—	(300)	—

Totals	$—	$3,330	$(268)	$(2,975)	$87

In addition to the above charges, during 2010 we incurred approximately $131,000 of other costs directly associated with the Restructuring Plan that did not qualify for accrual and reporting under ASC Topic 420 and were charged to expense as incurred.

13— OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of (in thousands):

	Years Ended December 31,
	2010	2009	2008
Investment income	$36	$228	$1,029
Interest expense	(128)	(153)	(735)
Foreign currency exchange gain (loss)	(521)	520	1,620
Change in fair value of contingent obligation	—	600	—
Other	495	555	228

Total other income (expense), net	$(118)	$1,750	$2,142

14— INCOME TAXES

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The components of our income tax expense for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current
U.S. Federal	$1,997	$3,284	$4,322
U.S. State and local	779	543	(150)
Non-U.S.	1,366	640	1,647

Total current tax expense	4,142	4,467	5,819

Deferred
U.S. Federal	(574)	(896)	1,430
U.S. State and local	(89)	(141)	294
Non-U.S.	2,315	2,271	2,490

Total deferred tax benefit	1,652	1,234	4,214

Total income tax expense	$5,794	$5,701	$10,033

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$6,016	$6,769
Credit carryforwards	3,966	3,297
Accruals deductible in different periods	8,414	9,001
Basis difference in fixed and intangible assets	—	285
Employee benefits	2,838	1,012

Total deferred tax assets	21,234	20,364
Valuation allowance	(5,739)	(5,768)

Total net deferred tax assets	$15,495	$14,596

Deferred tax liabilities:
Dividends from foreign subsidiaries	$(369)	$(369)
Basis difference in fixed and intangible assets	(18,479)	(14,255)

Total deferred tax liabilities	(18,848)	(14,624)

Total net deferred tax assets ( liabilities)	$(3,353)	$(28)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

The amount of income tax recorded by us differs from the amount using the federal statutory rate of 34% for 2010 and 35% for 2009 and 2008, respectively, as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal statutory tax expense	$6,022	$5,979	$9,560
State tax expense	532	299	494
Difference in US and foreign rates	(875)	(473)	(354)
Stock compensation expense on incentive stock options	123	176	138
Valuation allowance	—	—	838
Other	(8)	(280)	(643)

Total expense	$5,794	$5,701	$10,033

At December 31, 2010 we had total U.S. federal net operating loss carryforwards of approximately $4.6 million and state net operating loss carryforwards of approximately $2.0 million, available to reduce future taxable income. The federal and state net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2021 and 2015, respectively.

At December 31, 2010, we had foreign net operating losses of $3.7 million and $8.1 million from Deltamed and Alpine Biomed, respectively. Alpine Biomed’s net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028. In addition, Alpine has investment tax credits of approximately $147,000 which will expire in various amounts beginning in 2022. At December 31, 2010, Xltek has investment tax credits of approximately $549,000 which will expire in various amounts beginning in 2012.

The extent to which the federal operating loss and tax credit carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986. Such a limitation could result in the expiration of carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $5.7 million and $5.8 million were recorded during the years ended December 31, 2010 and 2009, respectively.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2010 we recorded approximately $551,000 of additional paid in capital related to exercises of non-qualified stock options by employees.

We have not provided for U.S. federal income and foreign withholding taxes on undistributed earnings from non-U.S. operations as of December 31, 2010 because such earnings are intended to be reinvested indefinitely. As of December 31, 2010, the amount of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable.

Uncertain Tax Positions—We account for uncertain tax positions in accordance with ASC 740-10-05, Accounting for Income Taxes – an interpretation of FASB Statement 109. This interpretation establishes the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

and is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2008	$3,300
Additions for tax positions related to the current year	1,046
Lapse of statutes of limitations	(17)

Balance at January 1, 2009	4,329
Additions for tax positions related to the current year	1,109
Lapse of statutes of limitations	(48)

Balance at January 1, 2010	5,390
Additions for tax positions related to the current year	241
Lapse of statutes of limitations	(145)
Balance at December 31, 2010	$5,486

The unrecognized tax benefits of $5.5 million include $2.5 million of uncertain tax positions that would impact our effective tax rate if recognized.

At December 31, 2010 and 2009, we had cumulatively accrued approximately $932,000 and $647,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $285,000 and $161,000 for the 12 months ended December 31, 2009 and 2008, respectively.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our tax returns remain open to examination as follows: U.S. federal, 2006 through 2010; U.S. states, generally 2005 through 2010; significant foreign jurisdictions, generally 2007 through 2010.

15— EMPLOYEE BENEFIT PLAN

We have a 401(k) tax-deferred savings plan under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were approximately $492,000, $455,000 and $467,000, respectively, in the years ended December 31, 2010, 2009, and 2008. For new hires, employer contributions vest ratably over the first two years of employment.

16— SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors.

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenue:
United States	$126,680	$109,721	$112,589
Foreign countries	91,975	56,704	49,242

	$218,655	$166,425	$161,831

Long-lived assets:
United States	$7,852	$6,297	$7,579
Foreign countries	15,546	7,769	6,423

	$23,408	$14,066	$14,002

Long-lived assets consist principally of property and equipment (net). During the years ended December 31, 2010, 2009 and 2008, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the years ended December 31, 2010, 2009 and 2008, respectively, revenue from devices and systems was $134.8 million, $96.2 million and $102.5 million, while revenue from supplies and services was $80.1 million, $67.1 million and $56.7 million, respectively.

17— DEBT AND CREDIT ARRANGEMENTS

Long-term borrowings are composed of the following (2010 and 2009 columns in thousands):

	December 31,
	2010	2009
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $404,000 collateralized by a first lien on the land and building owned by Xltek	$893	$1,062
Term loan CAD $300,000, interest at cost of funds plus 2.5%, due November 15, 2010 with principle repayable in monthly installments of $2,000 until October 10, 2010 and one final payment of $36,000 collateralized by various assets of Xltek	—	47

Total long-term debt (including current portion)	893	1,109
Less: current portion of long-term debt	(156)	(178)

Total long-term debt	$737	$931

We have a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in all of the assets of the Company. The credit facility contains covenants including minimum EBITDA, quick ratio, and a leverage ratio. We did not draw on the facility during 2010. We have no other significant credit facilities.

18— COMMITMENTS AND CONTINGENCIES

Leases – We have entered into noncancelable operating leases for some of our facilities located in the U.S. and Europe through October 2016. Minimum lease payments under noncancelable operating leases as of December 31, 2010 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2011	$1,795
2012	938
2013	818
2014	744
2015	696
Thereafter	92

Total minimum lease payments	$5,083

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $1,971,000, $2,140,000 and $1,805,000 in 2010, 2009 and 2008, respectively.

Purchase commitments—We had various firm purchase commitments for inventory totaling $15.7 million at December 31, 2010.

Indemnifications—Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We have determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2010.

Legal matters—We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We do not believe that any current legal or administrative proceedings are likely to have a materially adverse effect on our business, financial condition, or results of operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

19— FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of 12/31/10	Fair Value Measurements as of 12/31/10 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,146	—	$3,146	—
Fixed rate term deposits	1,005	—	1,005	—

Total	$4,151	—	$4,151	—

	Fair Value as of 12/31/09	Fair Value Measurements as of 12/31/09 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,142	—	$3,142	—
Fixed rate term deposits	965	—	965	—

Total	$4,107	—	$4,107	—

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

20— IMMATERIAL CORRECTIONS TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2009 we discovered certain errors relating primarily to the amount of manufacturing labor and overhead applied to inventory. As a result, certain previously reported amounts included in the accompanying consolidated financial statements have been restated to reflect the correction of the errors. We believe the effects of the errors are not material to our consolidated financial statements. In addition, certain other corrections previously identified that are not material individually or in the aggregate have also been corrected related to accrued sales commissions, the amount of revenue deferred under multiple deliverable revenue arrangements, and reclassification from accrued liabilities to accounts payable.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2010, 2009 and 2008

A summary of the effects of the correction of these errors on our consolidated financial statements as of and for the years ended December 31, 2009 and 2008 are presented in the table below (in thousands, except per share data):

	2009
	As Previously Reported	As Corrected
Balance Sheet
Inventories	$22,408	$23,089
Prepaid expenses	4,213	3,825
Deferred income tax	4,248	4,166
Total current assets	108,170	108,381
Other assets	6,853	7,241
Total assets	291,491	292,090
Accounts payable	11,074	13,982
Accrued liabilities	17,245	14,513
Deferred revenue	4,705	4,501
Total current liabilities	33,202	33,174
Other liabilities	7,186	7,575
Deferred income tax	7,016	6,853
Total liabilities	48,335	48,533
Retained earnings	5,737	6,138
Total liabilities and stockholders’ equity	291,491	292,090

	2009		2008
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Statements of Operations
Revenue	$166,505	$166,425	$161,831	$161,831
Cost of revenue	66,670	66,077	60,933	61,332
Gross profit	99,835	100,348	100,898	100,499
Income from operations	14,817	15,333	25,483	25,173
Income before provision for income tax	16,567	17,083	27,625	27,315
Net income	11,079	11,382	17,473	17,282
Net income per share, diluted	$0.39	$0.40	$0.66	$0.65

Statements of Cash Flows
Net income	$11,079	$11,382	$17,473	$17,282
Share based compensation	3,980	4,260	3,275	2,995
Change in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(78)	683	(7,575)	(8,336)
Inventories	740	25	(2,726)	(2,296)
Other assets	727	(34)	973	1,734
Accrued liabilities	(142)	380	(2,698)	(2,657)
Deferred revenue	237	(153)	—	—
Net cash provided by operating activities	26,588	26,588	11,802	11,802

Retained Earnings (Accumulated Deficit)
Beginning of year	$(5,342)	$(5,244)	$(22,815)	$(22,526)
End of year	5,737	6,138	(5,342)	(5,244)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

2.1	Share Purchase Agreement dated October 12, 2010 by and between Natus Medical Incorporated, and Medix I.C.S.A.

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6	Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	S-1	10.8	333-44138	08/18/2000

10.7	Amendment to Lease Agreement dated August 24, 1998 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.8.1	000-33001	03/27/2003

10.8	6th Amendment to Lease Agreement dated July 1, 2005 between Natus Medical Incorporated and San Carlos Co-Tenancy	10-K	10.10	000-33001	03/16/2006

10.9*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.9.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12	Amended and Restated Credit Agreement dated November 28, 2007 by and between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	12/03/2007

10.13	Security Agreement dated November 28, 2007 by Natus Medical Incorporated in favor of Wells Fargo Bank, National Association	8-K	10.2	000-33001	12/03/2007

10.14	First Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	08/06/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.15	Second Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	09/05/2008

10.16	Third Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.16	000-33001	03/10/2009

10.17	Amended and Restated Security Agreement dated February 19, 2009 in favor of Wells Fargo Bank, National Association	10-K	10.17	000-33001	03/10/2009

10.18	Fourth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	08/07/2009

10.19	Fifth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	09/11/2009

10.20	Sixth Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-Q	10.1	000-33001	11/23/2009

10.21	Seventh Amendment to Amended and Restated Credit Agreement between Natus Medical Incorporated and Wells Fargo Bank, National Association	10-K	10.21	000-33001	03/15/2010

10.22	Second Amended and Restated Credit Agreement dated as of April 22, 2010 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement