Form 10-Q
period 2011-03-31
NATUS MEDICAL INC
filed 2011-05-06
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 2, 2011 was 29,004,300.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$33,899	$28,383
Short-term investments	—	1,005
Accounts receivable, net of allowance for doubtful accounts of $1,590 in 2011 and $1,643 in 2010	52,141	54,782
Inventories	39,642	37,627
Prepaid expenses and other current assets	6,303	4,954
Deferred income tax	4,291	2,192

Total current assets	136,276	128,943

Property and equipment, net	24,118	23,408
Intangible assets	68,725	69,428
Goodwill	97,015	96,819
Other assets	4,604	12,449

Total assets	$330,738	$331,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,716	$21,684
Short-term loans and current portion of long-term debt	1,870	705
Accrued liabilities	18,654	17,888
Deferred revenue	4,810	4,744

Total current liabilities	44,050	45,021
Long-term liabilities:
Long-term debt	687	737
Other liabilities	8,479	8,076
Deferred income tax	7,867	13,958

Total liabilities	61,083	67,792

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 29,001,654 in 2011 and 28,922,667 in 2010	260,797	258,872
Retained earnings	21,161	18,057
Accumulated other comprehensive loss	(12,303)	(13,674)

Total stockholders’ equity	269,655	263,255

Total liabilities and stockholders’ equity	$330,738	$331,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue	$59,108	$49,275
Cost of revenue	24,372	19,411

Gross profit	34,736	29,864

Operating expenses:
Marketing and selling	14,376	13,964
Research and development	6,287	5,130
General and administrative	9,032	11,010

Total operating expenses	29,695	30,104

Income (loss) from operations	5,041	(240)
Other income (expense), net	(145)	(55)

Income (loss) before provision for income tax	4,896	(295)
Provision for income tax	1,792	36

Net income (loss)	$3,104	$(331)

Earnings (loss) per share:
Basic	$0.11	$(0.01)

Diluted	$0.11	$(0.01)

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	28,346	27,829

Diluted	29,513	27,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$3,104	$(331)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,550	2,109
Accounts receivable reserves	(5)	276
Warranty reserves	569	24
Loss on disposal of property and equipment	5	13
Share-based compensation	1,524	1,092
Excess tax benefits on the exercise of options	(75)	(55)
Changes in operating assets and liabilities:
Accounts receivable	2,980	7,069
Inventories	(3,194)	(2,892)
Prepaid expenses and other assets	(1,166)	(19)
Accounts payable	(3,110)	395
Deferred income tax	(146)	747
Accrued liabilities and deferred revenue	386	(1,027)

Net cash provided by operating activities	3,422	7,401

Investing activities:
Cash paid for business acquisitions and earnout obligations, net of cash acquired	—	(19)
Purchases of property and equipment	(874)	(1,153)
Purchases of marketable securities	—	(975)
Sales of marketable securities	1,005	975

Net cash provided by ( used in) investing activities	131	(1,172)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	326	168
Excess tax benefits on the exercise of options	75	55
Proceeds from short-term loans	1,174	—
Payments on borrowings	(49)	(45)

Net cash provided by financing activities	1,526	178

Exchange rate effect on cash and cash equivalents	437	(500)

Net increase in cash and cash equivalents	5,516	5,907
Cash and cash equivalents, beginning of period	28,383	32,586

Cash and cash equivalents, end of period	$33,899	$38,493

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$26

Cash paid for income taxes	$199	$1,335

Non-cash investing activities:
Acquisition-related earnout obligations included in accrued liabilities	$—	$22

Contingent earnout obligations included in accrued liabilities	$2,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income (loss)

Comprehensive income (loss) is comprised of net income (loss) and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$3,104	$(331)
Foreign currency translation adjustment	1,371	(803)

Comprehensive income (loss)	$4,475	$(1,134)

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$263,255	$243,557
Net income (loss)	3,104	(331)
Proceeds from stock option exercises and ESPP	326	168
Share-based compensation expense	1,524	1,092
Tax effect of option exercises	75	55
Foreign currency translation adjustment	1,371	(803)

Balance, end of period	$269,655	$243,738

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this standard did not impact our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update clarify the acquisition date that should be used for reporting pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to business combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2010. The effects of this guidance will depend on any future acquisitions the Company may complete.

2 - Business Combinations, Goodwill, and Intangible Assets

Medix Industrial y Commercial S.A.

We acquired Medix Industrial y Commercial S.A. (“Medix”) on October 12, 2010 pursuant to an Agreement and Plan of Merger. Medix is a leader in the development, manufacturing, and sales of devices for newborn care in Latin America. Medix, based in Argentina, manufactures incubators for use in hospital nurseries and NICU’s, transport incubators for use in ambulances and other emergency vehicles, infant warmers, and LED based phototherapy devices.

The Company acquired all of the capital stock of Medix for $14.1 million in cash, excluding direct costs of the acquisition. The Company is obligated to pay additional purchase consideration to the former shareholders of Medix if certain revenue targets are met in 2011 and 2012.

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

During the first quarter of 2011, the Company recorded adjustments to its original estimate of the purchase-date fair value of inventories and deferred taxes, which resulted in an increase in the carrying amount of goodwill of approximately $339,000.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2011	$96,819
Purchase accounting adjustments	339
Foreign currency translation	(143)

Balance, March 31, 2011	$97,015

Amortization of Intangible Assets with Finite Lives Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.3 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

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

For the three months ended March 31, 2011, common stock equivalents of 1,167,508 were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three months ended March 31, 2011, common stock equivalents of 1,140,666 were excluded from the calculation of diluted earnings per share because the exercise price of such options was greater than the average market price of the stock for the periods. For the three months ended March 31, 2010, common stock equivalents of 767,362 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect.

4 - Inventories

Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials and subassemblies	$14,977	$14,924
Finished goods	28,929	26,375

Total inventories	43,906	41,299
Less: Non-current inventories	(4,264)	(3,672)

Inventories, net	$39,642	$37,627

Non-current inventories consist primarily of service components used to repair products held by our customers including some products we are not currently selling and are reported as a component of other assets. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Land	$4,485	$4,903
Buildings	11,254	10,904
Leasehold improvements	2,441	2,523
Office furniture and equipment	9,409	9,067
Computer software and hardware	6,578	6,084
Demonstration and loaned equipment	8,506	7,571

	42,673	41,052
Accumulated depreciation	(18,555)	(17,644)

Total	$24,118	$23,408

Depreciation and amortization expense of property and equipment was $1.1 million and $751,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$696	$694
Warranty accrued for the period	569	24
Repairs for the period	(213)	(66)

Balance, end of period	$1,052	$652

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

7 - Share-Based Compensation

At March 31, 2011, we have the following plans that give rise to share-based compensation: (i) two active stock option plans, the Amended and Restated 2000 Stock Awards Plan and the 2000 Director Option Plan, and (ii) the 2000 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2011 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$70	$29
Marketing and sales	369	297
Research and development	137	96
General and administrative	948	670

Total	$1,524	$1,092

As of March 31, 2011, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $12.3 million, which is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

Activity in our stock option plans during the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ 000’s)
Outstanding, beginning of period	3,638,957	$10.94
Granted	126,000	$15.14
Exercised	(37,237)	$8.76
Cancelled	(42,000)	$15.88

Outstanding, end of period	3,685,720	$11.05	3.43	$21,467

Exercisable, end of period	2,736,993	$9.83	3.00	$19,190

Vested and expected to vest, end of period	3,581,442	$10.94	3.39	$21,239

The intrinsic value of options exercised during the three months ended March 31, 2011 was approximately $289,000.

Restricted Stock Awards

Activity in our stock plans related to restricted stock awards (“RSA’s”) during the three months ended March 31, 2011 is as follows:

	Shares	Weighted- Average Grant Date Fair Value	Remaining Cost Expected To Be Recognized ($ 000’s)
Unvested, beginning of period	590,050	$14.30
Granted	63,000	$15.13
Vested	(5,430)	$12.72
Forfeited	(17,000)	$14.34

Unvested, end of period	630,620	$14.39	$7,394

We award RSA’s to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At March 31, 2011 the fair market value of outstanding RSA’s was $10.4 million and the weighted average remaining recognition period was 2.5 years. At December 31, 2010 the fair market value of outstanding RSA’s was $8.5 million and the weighted average remaining recognition period for unvested RSA’s was 2.6 years. The intrinsic value of RSAs’ equals their fair market value.

Restricted Stock Units

Activity in our stock plans related to the award of restricted stock units (“RSU’s”) during the three months ended March 31, 2011 is as follows:

	Shares	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($ 000’s)
Outstanding, beginning of period	71,300
Awarded	—
Released	—
Forfeited	—

Outstanding, end of period	71,300	1.49	$1,179

We award RSU’s to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At March 31, 2011 the weighted average remaining recognition period was 2.6 years. At December 31, 2010 the aggregate intrinsic value of outstanding RSU’s was $1.0 million and the weighted average remaining recognition period for unvested RSU’s was 2.9 years.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2011	2010
Investment income	$10	$8
Interest expense	(48)	(26)
Foreign currency exchange loss	(174)	(178)
Other income	67	141

Total other income (expense), net	$(145)	$(55)

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $1.8 million for the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2011 was 36.6%. We recorded $36,000 of tax expense in the first quarter of 2010 even though we reported a pre-tax loss of approximately $331,000, a tax benefit at an approximate 36% rate was offset by discrete tax adjustments.

Deferred Income Taxes

We account for income taxes in accordance with ASC 740-10, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We have provided a valuation allowance on certain deferred tax assets in foreign locations where we believe it is more likely than not that some or all of the associated deferred tax assets will not be realized.

Uncertain Tax Positions

We have accrued approximately $1.0 million for estimated interest and penalties related to uncertain tax positions as of March 31, 2011. We recorded approximately $71,000 and $79,000 of interest and penalties related to unrecognized tax positions as a component of income tax expense during the three months ended March 31, 2011 and 2010, respectively.

Our tax returns remain open to examination as follows: U.S. federal, 2006 through 2010; U.S. states, generally 2005 through 2010; significant foreign jurisdictions, generally 2007 through 2010.

10 - Restructuring Reserve

In January 2010, we adopted a reorganization plan (the “Restructuring Plan”) that was designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed and to improve efficiencies in operations. Under the plan, which was substantially completed in the first half of 2010, Alpine operations in Montreal, Canada were transitioned to our existing Xltek facility in Oakville, Ontario, Canada, and Alpine’s sales organization was merged into our global sales organization.

We account for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$87	$—
Employee termination benefits expensed	—	3,030
Amounts paid	(81)	(813)
Accrual reversal	(6)	—

Balance, end of period	$—	$2,217

11 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2011 and 2010 columns in thousands):

	March 31, 2011	December 31, 2010
Term loan $2.9 million Canadian, interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$843	$893

Total long-term debt (including current portion)	843	893
Less: current portion of long-term debt	(156)	(156)

Total long-term debt	$687	$737

At March 31, 2011 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first three months of 2011 or during 2010. We have no other significant credit facilities.

A foreign subsidiary of the Company utilizes short-term loans for working capital requirements. The loans have a maturity ranging from 4 to 7 months and carry interest rates averaging 13% at March 31, 2011, compared with a maturity ranging from 2 to 6 months and carry interest rates averaging 10% at December 31, 2010. The balance of the short-term loans was $1.7 million and $549,000 at March 31, 2011 and December 31, 2010, respectively. The December 31, 2010 balance was reclassified from accrued liabilities to short-term loans and current portion of long-term debt on the condensed consolidated balance sheets.

12 - Segment, Customer, and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
United States	$32,706	$27,943
Foreign countries	26,402	21,332

Totals	$59,108	$49,275

	March 31, 2011	December 31, 2010
Long-lived assets:
United States	$8,437	$7,862
Foreign countries	15,681	15,546

Totals	$24,118	$23,408

Long-lived assets consist principally of net property and equipment. During the three months ended March 31, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three months ended March 31, 2011 and 2010, respectively, revenue from devices and systems was $39.7 million and $31.6 million, while revenue from supplies and services was $18.4 million and $16.9 million, respectively.

13 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of March 31, 2011	Fair Value Measurements as of March 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,146	—	$3,146	—
Fixed rate term deposits	—	—	—	—

Total	$3,146	—	$3,146	—

	Fair Value as of December 31, 2010	Fair Value Measurements as of December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,146	—	$3,146	—
Fixed rate term deposits	1,005	—	1,005	—

Total	$4,151	—	$4,151	—

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

14 - Immaterial Corrections to Prior Period Financial Statements

Certain amounts previously reported in the condensed consolidated statements of operations and condensed statements of cash flows for the period ended March 31, 2010 have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The errors were related primarily to the amount of manufacturing labor and overhead applied to inventory and the amount of deferred revenue under multiple-deliverable arrangements.

A summary of the effects of the correction of these errors on our condensed consolidated financial statements for the quarter ended March 31, 2010 is presented in the table below (in thousands):

	Three Months Ended March 31, 2010
	As Previously Reported	As Corrected
Condensed Consolidated Statements of Operations
Revenue	$49,160	$49,275
Cost of revenue	19,548	19,411
Gross profit	29,612	29,864
(Loss) from operations	(208)	(240)
(Loss) before provision for income tax	(262)	(295)
Net (loss)	(303)	(331)

Condensed Consolidated Statements of Cash Flows
Net (loss)	$(303)	$(331)
Change in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories	(2,989)	(2,892)
Accrued liabilities and deferred revenue	(958)	(1,027)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2010 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2011 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2011;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired are Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, and Medix in the fourth quarter of 2010.

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2010:

•	Hearing – Includes products for newborn hearing screening and diagnostic hearing assessment.

•

Neurology – Includes products for diagnostic electroencephalography (EEG), electromyography (EMG), intra-operative monitoring (IOM), diagnostic sleep analysis, or polysomnography (PSG), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care – Includes thermoregulation devices and products for the treatment of brain injury and jaundice in newborns.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2010. We report freight revenue separate from these two sources.

Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Devices and Systems	67%	64%
Supplies and Services	31%	34%
Other	2%	2%

Total	100%	100%

During the three months ended March 31, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2011 First Quarter Overview

Our revenue increased 20% to $59.1 million in the first quarter of 2011, compared to $49.3 million in the comparable quarter of the previous year. Net income was $3.1 million, or $0.11 per diluted share in the three months ended March 31, 2011, compared with a net loss of $331,000, or $(0.01) per share in the same period in 2010. Medix contributed to $5.8 million of the increase in revenue; in addition, revenue from our existing product lines increased 8% in the 2011 period. The quarter included a significant increase in revenue from our neurology devices, highlighted by strong demand for our Xltek EEG products. Gross profit was 1.8% lower for the first quarter of 2011 compared to the first quarter of 2010, reflecting the lower profit margins from Medix products.

During the first quarter of 2010 we incurred a restructuring charge of $3.0 million or $(0.07) per diluted share for which there was no comparable charge during the first quarter of 2011.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	41.2	39.4

Gross profit	58.8	60.6

Operating expenses:
Marketing and selling	24.3	28.3
Research and development	10.6	10.4
General and administrative	15.3	22.3

Total operating expenses	50.2	61.0

Income (loss) from operations	8.6	(0.4)

Other income (expense), net	(0.2)	(0.1)

Income (loss) before provision for income tax	8.4	(0.5)

Provision for income tax	3.0	0.1

Net income (loss)	5.4%	(0.6)%

We acquired Medix in October 2010. Where significant, we have noted the impact of this acquisition on our results of operations for the three months ended March 31, 2011, as compared to the same period in 2010.

Three Months Ended March 31, 2011 and 2010

Our consolidated revenue increased 20%, or $9.8 million, to $59.1 million for the three month period ended March 31, 2011 compared to $49.3 million in the comparable 2010 period. Revenue from Medix contributed to $5.8 million of the increase, while revenue from our neurology products increased by $3.7 million and revenue from our existing newborn care products other than Medix increased by $900,000, offset by a $1.0 million decrease in hearing product sales.

Revenue from devices and systems increased $8.1 million, or 26%, to $39.7 million in the three months ended March 31, 2011, compared to $31.6 million in the same period in 2010. Revenue from Medix contributed to $5.3 million of the increase, while revenue from our neurology products contributed to $2.1 million of the increase and all other devices and systems added an additional $700,000 to revenue in the first quarter of 2011. Revenue from devices and systems was 67% of total revenue in the three months ended March 31, 2011 compared to 64% of total revenue for the first quarter of 2010.

Revenue from supplies and services increased 9%, or $1.6 million, to $18.4 million in the first quarter of 2011 compared to $16.9 million in the same period in 2010. Supplies and services revenue from Medix contributed to $500,000 of the increase while revenue from newborn care supplies other then Medix increased by $700,000 and revenue from hearing screening and neurology supplies increased by $400,000. Revenue from supplies and services was 31% of total revenue in the three months ended March 31, 2011 compared to 34% of total revenue for the first quarter of 2010.

Revenue from sales outside the U.S. increased 24%, or $5.1 million, to $26.4 million in the first quarter of 2011 compared to $21.3 million for the same period in 2010. Revenue from Medix contributed to $5.8 million of the increase while international revenue from our hearing screening, neurology and newborn care devices other then Medix decreased by $700,000.

Gross profit as a percentage of revenue was 58.8% for the three months ended March 31, 2011compared to 60.6% for the respective period in 2010, reflecting the lower gross profit margins of Medix products. Gross profit increased $4.9 million, or 14%, to $34.7 million in 2011 from $29.9 million in 2010.

Total operating costs decreased by $408,000 or 1%, to $29.7 million in the three months ended March 31, 2011, compared to $30.1 million in the same period in 2010. The operations of Medix contributed $1.6 million to total operating expenses. In 2010, operating expense included a restructuring charge of $3.0 million for which there was no comparable cost in 2011. Excluding Medix operating costs in 2011 and the restructuring charge in 2010, total operating costs would have increased by $989,000 or 3% in the three months ended March 31, 2011. This net increase in total operating costs was attributable to increases in payroll, related benefit costs, outside consulting services, and travel.

Marketing and selling expenses increased $412,000 or 3%, to $14.4 million in the three months ended March 31, 2011, compared to $14.0 million in the same period in 2010. The expenses of Medix contributed to $783,000 of the increase. The decrease of $371,000 in other marketing and selling expenses was primarily attributable to a decrease in commission expense resulting from product mix.

Research and development expenses increased $1.2 million, or 23%, to $6.3 million for the three months ended March 31, 2011, compared to $5.1 million in the same period of 2010. The operations of Medix contributed to $395,000 of the increase, while other research and development expenses were higher in the first quarter of 2011 compared to the same period in 2010 as a result of increases in payroll, related benefit costs, and outside consulting services.

General and administrative expenses decreased $2.0 million, or 18%, to $9.0 million in the three months ended March 31, 2011, compared to $11.0 million in the same period in 2010. The operations of Medix contributed to $456,000 of general and administrative expense. In the first quarter of 2010, we recorded a restructuring charge of $3.0 million, for which there was no comparable cost in 2011. Excluding Medix operating costs in 2011 and the restructuring charge in 2010, total operating costs would have increased by $597,000 or 5% in the three months ended March 31, 2011 which was attributable to increases in payroll, related benefit costs, and outside consulting services.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $145,000 in the three months ended March 31, 2011, compared to $55,000 in the same period in 2010. We recognized foreign exchange losses of $174,000 and $178,000 during the three months ended March 31, 2011 and 2010, respectively.

We recorded a provision for income taxes of $1.8 million in the three months ended March 31, 2011, compared to $36,000 in the same period in 2010. Our effective tax rate in the first quarter of 2011 was 36.6% compared to a tax benefit at an approximate 36% rate in 2010 that was offset by discrete tax adjustments.

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

As of March 31, 2011, we had cash, cash equivalents, and short-term investments of $33.9 million, stockholders’ equity of $269.7 million, and working capital of $92.2 million, compared with cash, cash equivalents, and short-term investments of $29.4 million, stockholders’ equity of $263.3 million, and working capital of $83.9 million as of December 31, 2010.

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

We have a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first three months of 2011 or during 2010. We have no other significant credit facilities.

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

Cash provided by operations decreased by $4.0 million for the three months ended March 31, 2011 to $3.4 million, compared to $7.4 million for the same period in 2010. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $7.7 million in the 2011 period, compared to $3.1 million in 2010. In the 2010 period we paid approximately $3.0 million of severance benefits associated with a reorganization plan we adopted in January 2010 for which there was no similar expenditure in 2011. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $4.2 million in 2011 compared with a cash inflow of $4.3 million in 2010. In particular, our cash flow from operations in the first three months of 2011 was affected by a $3.1 million decrease in accounts payable coupled with a $3.2 million increase in inventories.

Cash provided by investing activities was $131,000 for the three months ended March 31, 2011, compared to $1.2 million used in investing activities for the same period in 2010, reflecting a lack of purchases of marketable securities in 2011. We used $900,000 and $1.2 million of cash to acquire property and equipment during the three months ended March 31, 2011 and 2010, respectively.

Cash provided by financing activities was $1.5 million in the three months ended March 31, 2011, compared to $178,000 in the same period of 2010. We received cash from sales of our stock pursuant to our stock options and our employee stock purchase plan in the amount of $326,000 and $168,000 in the three months ended March 31, 2011 and 2010, respectively. In 2011, a subsidiary has short-term borrowings of $1.2 million and we also realized an excess tax benefit of $75,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with an excess tax benefit of $55,000 in the first three months of 2010.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There have been no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2011. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of March 31, 2011.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2011, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2011. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Our chief executive officer and chief financial officer determined that as of March 31, 2011 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management reviews these matters if and when they arise and believes that the resolution of any of these matters will not have a significant adverse effect on our financial condition.

ITEM 1A.	Risk Factors

We have completed a number of acquisitions and expect to complete additional acquisitions in the future. There are numerous risks associated with acquisitions and we may not achieve the expected benefit of any of our acquisitions.

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

We have experienced seasonality in the sale of our products

We experience seasonality in our revenue. For example, our sales typically decline from our fourth fiscal quarter to our first fiscal quarter, due to patterns in the capital budgeting and purchasing cycles of our customers, many of which are government agencies, and the compensation arrangements of our direct sales employees, as those arrangements are tied to calendar-year sales plans. We may also experience declining sales in the third fiscal quarter due to summer holiday and vacation schedules. We anticipate that we will continue to experience these seasonal fluctuations, which may lead to fluctuations in our quarterly operating results. We believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Form of Employment Agreement between Natus Medical Incorporated and John T. Buhler dated February 14, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 6, 2011	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2011	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Form of Employment Agreement between Natus Medical Incorporated and John T. Buhler dated February 14, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002