Form 10-Q
period 2011-06-30
NATUS MEDICAL INC
filed 2011-08-05
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 28, 2011 was 29,310,586.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$37,746	$28,383
Short-term investments	—	1,005
Accounts receivable, net of allowance for doubtful accounts of $1,402 in 2011 and $1,643 in 2010	53,772	54,782
Inventories	39,399	37,627
Prepaid expenses and other current assets	4,808	4,954
Deferred income tax	3,855	2,192

Total current assets	139,580	128,943

Property and equipment, net	24,819	23,408
Intangible assets	67,698	69,428
Goodwill	96,846	96,819
Other assets	4,693	12,449

Total assets	$333,636	$331,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,952	$21,684
Short-term loans and current portion of long-term debt	1,632	705
Accrued liabilities	18,709	17,888
Deferred revenue	5,100	4,744

Total current liabilities	42,393	45,021
Long-term liabilities:
Long-term debt	658	737
Other liabilities	8,266	8,076
Deferred income tax	7,191	13,958

Total liabilities	58,508	67,792

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 29,310,586 in 2011 and 28,922,667 in 2010	263,681	258,872
Retained earnings	23,524	18,057
Accumulated other comprehensive loss	(12,077)	(13,674)

Total stockholders’ equity	275,128	263,255

Total liabilities and stockholders’ equity	$333,636	$331,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$58,095	$53,031	$117,203	$102,306
Cost of revenue	25,028	21,532	49,400	40,943

Gross profit	33,067	31,499	67,803	61,363

Operating expenses:
Marketing and selling	15,754	13,553	30,130	27,517
Research and development	6,171	5,238	12,458	10,368
General and administrative	7,986	7,791	17,018	18,801

Total operating expenses	29,911	26,582	59,606	56,686

Income from operations	3,156	4,917	8,197	4,677
Other income (expense), net	(69)	240	(214)	185

Income before provision for income tax	3,087	5,157	7,983	4,862

Provision for income tax	726	1,793	2,518	1,829

Net income	$2,361	$3,364	$5,465	$3,033

Earnings per share:
Basic	$0.08	$0.12	$0.19	$0.11

Diluted	$0.08	$0.12	$0.18	$0.10

Weighted average shares used in the calculation of earnings per share:
Basic	28,439	27,809	28,393	27,755

Diluted	29,739	29,110	29,642	28,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$5,465	$3,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,494	4,262
Accounts receivable reserves	381	(24)
Warranty reserves	1,118	86
Loss on disposal of property and equipment	172	25
Share-based compensation	3,117	2,330
Excess tax benefits on the exercise of options	(296)	(779)
Impairment of intangible assets	—	300
Changes in operating assets and liabilities:
Accounts receivable	1,039	5,353
Inventories	(3,649)	(3,430)
Prepaid expenses and other assets	435	136
Accounts payable	(4,761)	(1,475)
Deferred income tax	(881)	68
Accrued liabilities and deferred revenue	304	(3,198)

Net cash provided by operating activities	6,938	6,687

Investing activities:
Cash paid for business acquisitions and earn out obligations, net of cash acquired	—	(19)
Purchases of property and equipment	(1,582)	(2,052)
Capitalized software development costs	—	(161)
Purchases of marketable securities	—	(975)
Sales of marketable securities	1,005	975

Net cash used in investing activities	(577)	(2,232)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	1,398	2,007
Excess tax benefits on the exercise of options	296	779
Proceeds from short-term borrowings	1,984	—
Payments on borrowings	(1,106)	(89)

Net cash provided by financing activities	2,572	2,697

Exchange rate effect on cash and cash equivalents	430	(782)

Net increase in cash and cash equivalents	9,363	6,370
Cash and cash equivalents, beginning of period	28,383	32,586

Cash and cash equivalents, end of period	$37,746	$38,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$69	$31

Cash paid for income taxes	$1,262	$2,635

Non-cash investing activities:
Contingent earnout obligations included in accrued liabilities	$2,000	$—

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,361	$3,364	$5,465	$3,033
Foreign currency translation adjustment	228	(1,364)	1,597	(2,168)

Comprehensive income	$2,589	$2,000	$7,062	$865

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$269,655	$243,738	$263,255	$243,557
Net income	2,361	3,364	5,465	3,033
Proceeds from stock option exercises and ESPP	1,072	1,838	1,398	2,007
Share-based compensation expense	1,593	1,238	3,117	2,330
Tax effect of option exercises	219	724	296	779
Foreign currency translation adjustment	228	(1,364)	1,597	(2,168)

Balance, end of period	$275,128	$249,538	$275,128	$249,538

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (“ASC”) Topic 220, Presentation of Comprehensive Income. ASU 2011-05 will enhance comparability between entities that report under GAAP and those that report under International Financial Reporting Standards (“IFRS”). ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company’s interim and annual periods beginning after December 15, 2011.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, which amends ASC Topic 820, Fair Value Measurement. ASU 2011-04 provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and IFRS. ASU 2011–04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which amends ASC Topic 805, Business Combinations. The amendments in this update clarify the acquisition date that should be used for reporting pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to business combinations. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2010. The Company does not anticipate that the adoption of ASU 2011-04 will have a material effect on its financial position or results of operations.

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

The Company acquired all of the capital stock of Medix for $14.1 million in cash, excluding direct costs of the acquisition. The Company is obligated to pay additional purchase consideration to the former shareholders of Medix if certain revenue targets are met in 2011 and 2012. At the time of the acquisition the Company recorded an estimate of the fair value of the contingent earnout obligation in the amount of $2.0 million based on future revenue projections of the Medix business under various potential scenarios applying weighted probability assumptions of their outcomes. As of June 30, 2011, the original estimate has not been adjusted and no payments have been made against the contingent earnout obligation.

Valuing certain components of the acquisition, including deferred taxes required us to make estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. In addition, the purchase consideration paid to the sellers is subject to adjustment pursuant to a minimum working capital provision in the purchase agreement.

During the second quarter of 2011 and for the six months ended June 30, 2011, the Company recorded adjustments to its original estimate of the purchase-date fair value of deferred taxes, which resulted in an increase in the carrying amount of goodwill of approximately $25,000 and $364,000, respectively.

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2010	$92,258
Goodwill as a result of acquisitions	4,834
Purchase accounting adjustments	(14)
Foreign currency translation	(259)

Balance, December 31, 2010	96,819
Purchase accounting adjustments	364
Foreign currency translation	(337)

Balance, June 30, 2011	$96,846

Amortization of Intangible Assets with Finite Lives Acquired Through Business Combinations

Amortization of intangible assets associated with our business combinations was $1.3 million and $2.6 million for the three and six months ended June 30, 2011, respectively, and $1.2 million and $2.7 million for the three and six months ended June 30, 2010, respectively.

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

For the three and six months ended June 30, 2011, common stock equivalents of 1,299,947 and 1,249,205 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,054,068 and 1,008,893 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the periods. For the three and six months ended June 30, 2010, common stock equivalents of 1,301,072 and 1,200,808 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 585,166 and 765,346 shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

4 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials and subassemblies	$15,324	$14,924
Finished goods	28,196	26,375

Total inventories	43,520	41,299
Less: Non-current inventories	(4,121)	(3,672)

Inventories, current	$39,399	$37,627

Non-current inventories consist primarily of service components used to repair products held by our customers including some products we are not currently selling and are reported as a component of other assets. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Land	$4,470	$4,903
Buildings	11,161	10,904
Leasehold improvements	2,556	2,523
Office furniture and equipment	9,768	9,067
Computer software and hardware	6,666	6,084
Demonstration and loaned equipment	9,512	7,571

	44,133	41,052
Accumulated depreciation	(19,314)	(17,644)

Total	$24,819	$23,408

Depreciation and amortization expense of property and equipment was $947,000 and $1.9 million for the three and six months ended June 30, 2011, respectively, and was $943,000 and $1.8 million for the three and six months ended June 30, 2010, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$1,052	$652	$696	$694
Warranty accrued for the period	549	62	1,118	86
Repairs for the period	(207)	(151)	(420)	(217)

Balance, end of period	$1,394	$563	$1,394	$563

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

7 - Share-Based Compensation

At June 30, 2011, we have two plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2011 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$67	$41	$137	$70
Marketing and sales	340	306	710	604
Research and development	132	110	269	206
General and administrative	1,054	781	2,001	1,450

Total	$1,593	$1,238	$3,117	$2,330

As of June 30, 2011, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $16.6 million, which is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

Activity in our stock options during the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,638,957	$10.94
Granted	541,350	$16.09
Exercised	(116,554)	$8.00
Cancelled	(46,750)	$15.94

Outstanding, end of period	4,017,003	$11.66	3.41	$17,317

Exercisable, end of period	2,765,710	$10.09	2.74	$15,866

Vested and expected to vest, end of period	3,868,876	$11.52	3.34	$17,191

The intrinsic value of options exercised during the six months ended June 30, 2011 was $845,000.

Restricted Stock Awards

Activity in our restricted stock awards during the six months ended June 30, 2011 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	590,050	$14.30
Granted	260,375	$16.22
Vested	(30,430)	$16.05
Forfeited	(17,000)	$14.34

Unvested, end of period	802,995	$14.85	$9,995

We award restricted stock awards (“RSA’s”) to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At June 30, 2011 the fair market value of outstanding RSA’s was $12.2 million and the weighted average remaining recognition period was 2.7 years. At December 31, 2010 the fair market value of outstanding RSA’s was $8.5 million and the weighted average remaining recognition period for unvested RSA’s was 2.6 years. The intrinsic value of RSA’s equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units during the six months ended June 30, 2011 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	71,300
Awarded	22,800
Released	—
Forfeited	(2,600)

Outstanding, end of period	91,500	1.56	$1,395

We award restricted stock units (“RSU’s”) to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At June 30, 2011 the weighted average remaining recognition period was 2.7 years. At December 31, 2010 the aggregate intrinsic value of outstanding RSU’s was $1.0 million and the weighted average remaining recognition period for unvested RSU’s was 2.9 years.

8 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income	$7	$6	$17	$14
Interest expense	(64)	(10)	(112)	(36)
Foreign currency exchange gain (loss)	67	(189)	(107)	(367)
Other	(79)	433	(12)	574

Total other income (expense), net	$(69)	$240	$(214)	$185

9 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax of $726,000 and $2.5 million for the three and six months ended June 30, 2011, respectively. Our effective tax rate was 23.5% and 31.5% for the three and six months ended June 30, 2011, respectively.

We recorded a provision for income tax of $1.8 million for the three and six months ended June 30, 2010, respectively. Our effective tax rate was 34.8% and 37.6% for the three and six months ended June 30, 2010, respectively.

The decrease in the effective tax rate for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was due primarily to an increase in the U.S. Federal manufacturing deduction and research and development tax credit. Various tax benefits from international subsidiary tax return true-ups for the quarter ended June 30, 2011 also contributed to the decrease in the effective tax rate for that period.

There were no material changes to uncertain tax positions for the three and six months ended June 30, 2011.

Our tax returns remain open to examination as follows: U.S. federal, 2006 through 2010; U.S. states, generally 2005 through 2010; significant foreign jurisdictions, generally 2007 through 2010.

10 - Restructuring Reserve

In January 2010, we adopted a reorganization plan (the “Restructuring Plan”) that was designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed (“Alpine”) and to improve efficiencies in operations. Under the plan, which was substantially completed in the first half of 2010, Alpine operations in Montreal, Canada were transitioned to our existing Xltek facility in Oakville, Ontario, Canada, and Alpine’s sales organization was merged into our global sales organization.

We account for restructuring costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. The balance of the reserve is included in accrued liabilities on the accompanying balance sheets.

Detail of activity in the restructuring reserve is as follows, (in thousands):

	(2,612)	(2,612)
	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$87	$—
Employee termination benefits expensed	—	3,030
Lease termination fee	—	300
Amounts paid	(81)	(2,612)
Accrual reversal	(6)	(268)

Balance, end of period	$—	$450

11 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2011 and 2010 columns in thousands):

	June 30, 2011	December 31, 2010
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$815	$893

Total long-term debt (including current portion)	815	893
Less: current portion of long-term debt	(157)	(156)

Total long-term debt	$658	$737

At June 30, 2011 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first half of 2011 or during 2010. We have no other significant credit facilities.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
United States	$32,446	$34,577	$65,152	$62,519
Foreign countries	25,649	18,454	52,051	39,787

Totals	$58,095	$53,031	$117,203	$102,306

	June 30, 2011	December 31, 2010
Long-lived assets:
United States	$8,497	$7,862
Foreign countries	16,322	15,546

Totals	$24,819	$23,408

Long-lived assets consist principally of net property and equipment. During the three and six months ended June 30, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and six months ended June 30, 2011, respectively, revenue from devices and systems was $36.5 and $76.1 million, while revenue from supplies and services was $20.8 and $39.2 million, respectively.

13 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of June 30, 2011	Fair Value Measurements as of June 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,147	—	$3,147	—
Fixed rate term deposits	—	—	—	—

Total	$3,147	—	$3,147	—

	Fair Value as of December 31, 2010	Fair Value Measurements as of December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,146	—	$3,146	—
Fixed rate term deposits	1,005	—	1,005	—

Total	$4,151	—	$4,151	—

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, Level 1 evaluations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 evaluations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and are classified as Level 2 assets. Level 3 evaluations are completed for assets and liabilities for which there are no observable inputs that are significant to the overall fair value measurement.

14 – Immaterial Corrections to Prior Period Financial Statements

Certain amounts previously reported in the condensed consolidated statements of operations and condensed statements of cash flows for the three and six months ended June 30, 2010 have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The errors were related primarily to the amount of manufacturing labor and overhead applied to inventory and the amount of deferred revenue under multiple-deliverable arrangements.

A summary of the effects of the correction of these errors on our condensed consolidated financial statements for the quarter and six months ended June 30, 2010 is presented in the table below (in thousands):

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Condensed Consolidated Statements of Operations
Revenue	$52,697	$53,031	$101,857	$102,306
Cost of revenue	21,575	21,532	41,123	40,943
Gross profit	31,122	31,499	60,734	61,363
Income from operations	4,512	4,917	4,304	4,677
Income before provision for income tax	4,752	5,157	4,490	4,862
Net income	3,105	3,364	2,802	3,033

Condensed Consolidated Statements of Cash Flows
Net income			$2,802	$3,033
Change in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories			(3,625)	(3,430)
Accrued liabilities and deferred revenue			(2,772)	(3,198)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Oxydome®, Sleeprite®, Sleepscan®, Smart Scale®, Tootsweet®, Traveler®, Warmette® and VAC PAC® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2010 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2011 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2011;

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

Our Business

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn's environment, and software systems for managing and tracking disorders and diseases for public health laboratories.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. Other revenue consists primarily of freight revenue. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Devices and Systems	63%	61%	65%	62%
Supplies and Services	35%	37%	33%	36%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and six months ended June 30, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2011 Second Quarter Overview

Our revenue increased 10% to $58.1 million in the second quarter ended June 30, 2011, compared to $53.0 million in the comparable quarter of the previous year. Net income decreased 30% to $2.3 million or $0.08 per diluted share, for the second quarter of 2011, compared with net income of $3.3 million, or $0.12 per diluted share, for the second quarter of 2010. Medix contributed $6.8 million to our second quarter revenue, while revenue from our existing product lines decreased 6% in the 2011 period, resulting in lower earnings.

During the second quarter of 2011, we continued the reorganization plan to improve efficiencies in operations at Medix, which was acquired in October, 2010. This reorganization resulted in a charge of $630,000 for the three months ended June 30, 2011.

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

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period:

•	Revenue recognition

•	Inventory is carried at the lower of cost or market value

•	Carrying value of intangible assets and goodwill

•	Liability for product warranties

•	Share-based compensation

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and six months ended June 30, 2011.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.1	40.6	42.1	40.0

Gross profit	56.9	59.4	57.9	60.0

Operating expenses:
Marketing and selling	27.1	25.6	25.7	26.9
Research and development	10.6	9.9	10.6	10.1
General and administrative	13.7	14.7	14.5	18.4

Total operating expenses	51.4	50.2	50.8	55.4

Income from operations	5.5	9.2	7.1	4.6
Other income (expense), net	(0.1)	0.5	(0.2)	0.2

Income before provision for income tax	5.4	9.7	6.9	4.8
Provision for income tax	1.2	3.4	2.1	1.8

Net income	4.2%	6.3%	4.8%	3.0%

We acquired Medix in October 2010. Where significant, we have noted the impact of this acquisition on our results of operations for the three and six months ended June 30, 2011, as compared to the same periods in 2010.

Three Months Ended June 30, 2011 and 2010

Our revenue increased 10%, or $5.1 million, to $58.1 million for the three month period ended June 30, 2011 compared to $53.0 million in the comparable 2010 period. Revenue from Medix contributed to $6.8 million of the increase. Revenue from our neurology products increased $1.5 million in the quarter while revenue from newborn care products other than from Medix decreased $1.4 million and revenue from our newborn hearing and diagnostic products decreased $1.8 million.

Revenue from devices and systems increased $4.2 million, or 13%, to $36.5 million in the three months ended June 30, 2011, compared to $32.3 million in the same period in 2010. Revenue from Medix contributed to $4.5 million of the increase. Additionally, revenue from our neurology and other diagnostic products was $4.1 million, offset by a decrease from newborn hearing screening and newborn care revenue other than Medix of $4.4 million. Revenue from devices and systems was 63% of total revenue in the three months ended June 30, 2011 compared to 61% of total revenue for the second quarter of 2010.

Revenue from supplies and services increased 5%, or $900,000, to $20.8 million in the second quarter of 2011 compared to $19.9 million in the same period in 2010. Medix contributed $2.4 million of supplies and services revenue, in the second quarter of 2011, revenue from hearing supplies increased by $800,000 and revenue from service fees and newborn care supplies other than Medix increased by $800,000, offset by a decrease in revenue from neurology supplies of $3.1 million. Revenue from supplies and services was 35% of total revenue in the three months ended June 30, 2011 compared to 37% of total revenue for the second quarter of 2010.

Revenue from sales outside the U.S. increased 39%, or $7.2 million, to $25.7 million in the second quarter of 2011 compared to $18.5 million for the same period in 2010. Revenue from Medix contributed to $6.8 million of the increase in international revenue, while revenue from neurology and hearing products increased by $1.5 million and international revenue from newborn care products other than Medix decreased by $1.1 million.

Gross profit as a percentage of revenue was 56.9% for the three months ended June 30, 2011 compared to 59.4% for the respective 2010 period reflecting the lower gross profit margins of Medix products. Gross profit increased $1.6 million, or 5% to $33.1 million in 2011 from $31.5 million in 2010.

Total operating costs increased by $3.3 million or 13%, to $29.9 million in the three months ended June 30, 2011, compared to $26.6 million in the same period in 2010. The operations of Medix comprised $3.1 million of the increase.

Marketing and selling expenses increased $2.2 million, or 16%, to $15.7 million in the three months ended June 30, 2011, compared to $13.5 million in the same period in 2010. The expenses of Medix contributed to $1.3 million of the increase with the remainder of the increase primarily attributable to higher sales commission costs.

Research and development expenses increased $1.0 million, or 18%, to $6.2 million for the three months ended June 30, 2011, compared to $5.2 million in the same period of 2010. The operations of Medix contributed to $600,000 of the increase, while other research and development expenses were approximately 8% higher in the second quarter of 2011 compared to the same period in 2010, reflecting the impact of higher outside service costs.

General and administrative expenses increased $200,000, or 2%, to $8.0 million in the three months ended June 30, 2011, compared to $7.8 million in the same period in 2010. The operations of Medix contributed to $1.2 million of general and administrative expenses, including restructuring costs of $630,000. Other general and administrative expenses exclusive of Medix were $1.0 million lower in the 2011 second quarter compared to the same period in 2010, which resulted primarily from a decrease in bonus accruals associated with lower earnings.

Other income, net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $69,000 in the three months ended June 30, 2011, compared to net other income of $240,000 in the same period in 2010. We recognized $67,000 of foreign exchange gains and $189,000 of net foreign currency exchange losses during the three months ended June 30, 2011 and 2010 respectively.

We recorded a provision for income taxes of $726,000 in the three months ended June 30, 2011, compared to $1.8 million in the same period in 2010. Our effective tax rate in the second quarter of 2011 was 23.5% compared to an effective rate of 34.8% in the second quarter of 2010. The reduction in the effective tax rate was due primarily to an increase in the U.S. Federal manufacturing deduction and research and development tax credit, and tax benefits from international subsidiary tax return true-ups for the quarter.

Six Months Ended June 30, 2011 and 2010

Revenue increased $14.9 million, or 15%, for the six month period ended June 30, 2011 from the comparable 2010 period. Revenue from Medix contributed to $12.6 million of the increase, while revenue from our neurology products increased by $5.2 million to $52.6 million and all other product lines combined exclusive of Medix decreased by $2.9 million to $52.0 million.

Device and systems revenue increased $12.3 million, or 19%, to $76.2 million in the six months ended June 30, 2011 compared to $63.9 million in the same period in 2010. The acquisition of Medix contributed to $9.8 million of the increase coupled with a $6.1 million increase in neurology devices and systems revenue lead by strong demand for our Xltek EEG products. In addition, an increase in sleep diagnostics, balance monitoring and med-surgical revenue of $1.6 million was offset by a $5.2 million decrease in revenue from our other product lines including hearing and newborn care products other than Medix. Revenue from devices and systems was 65% of consolidated revenue in the six months ended June 30, 2011 compared to 62% of consolidated revenue for the first half of 2010.

Supplies and services revenue increased $2.5 million, or 7%, to $39.2 million in the six months ended June 30, 2011 compared to $36.8 million in the same period in 2010. Medix contributed to $2.9 million of revenue from supplies and services while supplies and service revenue from other products decreased $400,000. Revenue from supplies and services was 33% of consolidated revenue in the six months ended June 30, 2011 compared to 36% of consolidated revenue for the six months ended June 30, 2010.

Revenue from sales outside the U.S. increased $12.3 million, or 31%, to $52.1 million in the first half of 2011 compared to $39.8 million for the same period in 2010. Revenue from Medix contributed $12.6 million of international revenue. A decrease in international hearing and newborn care revenue of $1.8 million was partially offset by a $1.5 million increase in neurology and other international product revenue.

Gross profit as a percentage of revenue was 57.9% for the six months ended June 30, 2011 compared to 60.0% for the respective period in 2010, reflecting sales mix towards lower margin products coupled with Medix products having lower margins than our other product lines. Cost of revenue increased $8.5 million, or 21%, to $49.4 million in the six months ended June 30, 2011, from $40.9 million in 2010 as a result of increased sales. Gross profit increased $6.4 million, or 10%, to $67.8 million in 2011 from $61.4 million in 2010.

Total operating costs increased by $2.9 million or 5%, to $59.6 million in the six months ended June 30, 2011, compared to $56.7 million in the same period in 2010. The operations of Medix contributed to $4.7 million of total operating costs. Other general and administrative expenses exclusive of Medix were $1.8 million lower which resulted primarily from lower benefit costs associated with a decrease in bonus accruals and lower restructuring charges in 2011.

Marketing and selling expenses increased $2.6 million, or 9%, to $30.1 million in the six months ended June 30, 2011 compared to $27.5 million in the same period in 2010. The expenses of Medix contributed to $2.1 million of the increase with the remainder of the increase primarily attributable to higher sales commission costs associated with the increase in our revenue.

Research and development expenses increased $2.1 million, or 20%, to $12.5 million in the six months ended June 30, 2011 compared to $10.4 million in the same period of 2010. The operations of Medix contributed to $1.0 million of the increase, while other research and development expenses were approximately 11% higher in the first half of 2011 compared to the same period in 2010, reflecting the impact of higher outside service costs.

General and administrative expenses decreased $1.8 million, or 9%, to $17.0 million in the six months ended June 30, 2011 compared to $18.8 million in the same period in 2010. The operations of Medix contributed to $1.7 million of general and administrative expenses including a restructuring charge of $793,000. In the first six months of 2010 we incurred a restructuring charge of $3.1 million related to Alpine Biomed. Other general and administrative expenses exclusive of Medix and the restructuring charge were $300,000 lower in the first half of 2011 compared to the same period in 2010, which resulted primarily from a decrease in bonus accruals associated with lower earnings.

Other income, net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $214,000 in the six months ended June 30, 2011, compared to net other income of $185,000 in the same period in 2010. We recognized $107,000 and $367,000 of foreign currency exchange losses during the six months ended June 30, 2011 and 2010, respectively.

We recorded income tax expense of $2.5 million in the six months ended June 30, 2011, compared to $1.8 million in the same periods in 2010. Our effective tax rate in the first six months of 2011 was 31.5% compared to an effective rate of 37.6% in the same period in 2010. The reduction in the effective tax rate was due primarily to an increase in the U.S. Federal manufacturing deduction and research and development tax credit, and tax benefits from international subsidiary tax return true-ups.

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

As of June 30, 2011, we had cash and cash equivalents of $37.7 million, of which $19.1 million was held in the United States and $18.6 million was held by our foreign subsidiaries; we also had stockholders’ equity of $275.1 million, and working capital of $97.2 million, compared with cash, cash equivalents, and short-term investments of $29.4 million, stockholders’ equity of $263.3 million, and working capital of $83.9 million as of December 31, 2010.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future. We completed the acquisition of Medix in 2010, two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

At June 30, 2011 we had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first half of 2011 or during 2010. We have no other significant credit facilities.

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

Cash provided by operations increased by $253,000 for the six months ended June 30, 2011 to $6.9 million, compared to $6.7 million for the same period in 2010. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $14.5 million in the 2011 period, compared to $9.0 million in 2010. In the 2010 period we paid approximately $2.4 million more restructuring severance benefits than in the 2011 period coupled with a $1.1 million increase in warranty reserves in the 2011 period. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $7.5 million in 2011 compared with a cash outflow of $2.5 million in 2010. In particular, our cash flow from operations in the first six months of 2011 was affected by a $4.8 million decrease in accounts payable and accrued expenses coupled with a $3.6 million increase in inventories.

Cash used in investing activities was $577,000 for the six months ended June 30, 2011, compared to $2.2 million for the same period in 2010. We used $1.6 million and $2.1 million of cash to acquire property and equipment during the six months ended June 30, 2011 and 2010, respectively. We capitalized $161,000 of software development costs during the six months ended June 30, 2010 for which there was no comparable expenditure in 2011.

Cash provided by financing activities was $2.5 million in the six months ended June 30, 2011, compared to $2.7 million used in financing activities in the same period of 2010. We received cash from sales of our stock pursuant to our stock options and our employee stock purchase plan in the amount of $1.4 million and $2.0 million in the six months ended June 30, 2011 and 2010, respectively. We received $2.0 million in short-term borrowings in the six months ended June 30, 2011 for which there were no similar proceeds in 2010. We repaid $1.1 million of short-term borrowings and long-term debt as of June 30, 2011 as compared with repayment of $89,000 of long-term debt as of June 30, 2010. In 2011, we realized an excess tax benefit of $296,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with a tax benefit of $779,000 in the first six months of 2010.

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

We develop products in the U.S., Canada, Argentina, and Europe and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. Dollars and Euros and with the acquisitions of Xltek in November 2007 and Medix in 2010, a small portion of our sales are now denominated in Canadian dollars and Argentine pesos. As our sales in currencies other than the U.S. Dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended June 30, 2011. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of June 30, 2011.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2011, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2011. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Our chief executive officer and chief financial officer determined that as of June 30, 2011 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. Our management reviews these matters if and when they arise and believes that the resolution of any such matters currently known will not have a material effect on our results of operations or financial position.

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

We have assumed contingent obligations associated with earnout provisions in some of our acquisitions. We believe these provisions help us to negotiate mutually agreeable purchase terms between us and the sellers. However, a disagreement between us and a seller about the terms of an earnout provision could result in our paying more for an acquisition then we intended. For example, such disagreements arose in connection with our acquisitions of Schwarzer Neurology and Alpine Biomed. While these disputes were resolved without the Company incurring any significant costs, disputes over these types of contingent obligations may not be resolved on terms that are favorable to us and the payment of additional purchase consideration could impact our results of operations and financial position.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Neometrics in New York; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Sales through group purchasing organizations (GPOs) and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 18%, 24% and 31% of our total revenue during 2010, 2009 and 2008, respectively, and sales to members of one GPO, Novation, accounted for approximately 6%, 8% and 10% of our total revenue in 2010, 2009 and 2008, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.

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

The markets for certain of our products in the U.S., including the newborn hearing screening and EEG monitoring markets, are mature and we are unlikely to see significant growth for such products in the U.S. In the U.S. we derive a significant portion of our revenue from the sale of disposable supplies that are used with our hearing screening devices. Because these disposable supply products can generate high margins, we expect that our products, particularly our hearing screening disposable supply products, could face increasing competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins.

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

ITEM 6.	Exhibits

(a) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

4.1	Natus Medical Incorporated 2011 Stock Awards Plan	DEF14-A	4.7	000-33001	04/20/2011

4.2	Natus Medical Incorporated 2011 Employee Stock Purchase Plan	DEF14-A	4.8	000-33001	04/20/2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 5, 2011	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2011	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

4.1	Natus Medical Incorporated 2011 Stock Awards Plan	DEF14-A	4.7	000-33001	04/20/2011

4.2	Natus Medical Incorporated 2011 Employee Stock Purchase Plan	DEF14-A	4.8	000-33001	04/20/2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002