Form 10-Q
period 2011-09-30
NATUS MEDICAL INC
filed 2011-11-07
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 31, 2011 was 29,390,511.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$30,776	$28,383
Short-term investments	—	1,005
Accounts receivable, net of allowance for doubtful accounts of $956 in 2011 and $1,643 in 2010	48,693	54,782
Inventories	40,269	37,627
Prepaid expenses and other current assets	4,441	4,954
Deferred income tax	4,047	2,192

Total current assets	128,226	128,943

Property and equipment, net	24,949	23,408
Intangible assets	73,202	69,428
Goodwill	99,683	96,819
Other assets	5,248	12,449

Total assets	$331,308	$331,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,778	$21,684
Short-term loans and current portion of long-term debt	726	705
Accrued liabilities	17,456	17,888
Deferred revenue	7,066	4,744

Total current liabilities	41,026	45,021

Long-term liabilities:
Long-term debt	619	737
Other liabilities	7,482	8,076
Deferred income tax	7,187	13,958

Total liabilities	56,314	67,792

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 29,389,011 in 2011 and 28,922,667 in 2010	266,066	258,872
Retained earnings	23,676	18,057
Accumulated other comprehensive loss	(14,748)	(13,674)

Total stockholders’ equity	274,994	263,255

Total liabilities and stockholders’ equity	$331,308	$331,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$51,338	$53,179	$168,541	$155,485
Cost of revenue	23,765	21,757	73,165	62,700

Gross profit	27,573	31,422	95,376	92,785

Operating expenses:
Marketing and selling	14,688	12,817	44,818	40,334
Research and development	6,119	4,820	18,577	15,188
General and administrative	7,809	8,074	24,828	26,875

Total operating expenses	28,616	25,711	88,223	82,397

Income (loss) from operations	(1,043)	5,711	7,153	10,388
Other income (expense), net	186	(176)	(28)	9

Income (loss) before provision for income tax	(857)	5,535	7,125	10,397

Provision for income tax (benefit) expense	(1,011)	1,898	1,507	3,727

Net income	$154	$3,637	$5,618	$6,670

Earnings per share:
Basic	$0.01	$0.12	$0.20	$0.24

Diluted	$0.01	$0.12	$0.19	$0.23

Weighted average shares used in the calculation of earnings per share:
Basic	28,643	28,212	28,477	28,021

Diluted	29,387	29,261	29,566	29,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010

Operating activities:
Net income	$5,618	$6,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,771	6,467
Accounts receivable reserves	1,065	112
Warranty reserves	1,225	180
Loss on disposal of property and equipment	187	72
Share-based compensation	5,028	4,013
Change in fair value of contingent obligation	(1,200)	—
Excess tax benefits on the exercise of options	(299)	(574)
Impairment of intangible assets	—	300
Changes in operating assets and liabilities:
Accounts receivable	8,433	2,085
Inventories	(872)	(6,068)
Prepaid expenses and other assets	1,032	(891)
Accounts payable	(8,062)	(859)
Deferred income tax	(350)	475
Accrued liabilities and deferred revenue	(1,927)	(2,388)

Net cash provided by operating activities	16,649	9,594

Investing activities:
Cash paid for business acquisitions, net of cash acquired	(14,935)	(19)
Purchases of property and equipment	(2,193)	(2,553)
Purchase of intangible assets	(160)	—
Capitalized software development costs	—	(215)
Purchases of marketable securities	—	(975)
Sales of marketable securities	1,005	975

Net cash used in investing activities	(16,283)	(2,787)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	1,868	2,033
Excess tax benefits on the exercise of options	299	574
Proceeds from short-term borrowings	2,553	—
Payments on borrowings	(2,119)	(134)

Net cash provided by financing activities	2,601	2,473

Exchange rate effect on cash and cash equivalents	(574)	701

Net increase in cash and cash equivalents	2,393	9,981
Cash and cash equivalents, beginning of period	28,383	32,586

Cash and cash equivalents, end of period	$30,776	$42,567

Supplemental disclosure of cash flow information:
Cash paid for interest	$94	$44

Cash paid for income taxes	$1,912	$4,111

Non-cash investing activities:
Contingent earnout obligations included in accrued liabilities	$800	$—

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Comprehensive Income

Comprehensive income is comprised of net income and gains or losses resulting from currency translations of foreign investments. The details of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$154	$3,637	$5,618	$6,670
Foreign currency translation adjustment	(2,672)	1,990	(1,074)	(178)

Comprehensive income (loss)	$(2,518)	$5,627	$4,544	$6,492

Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance, beginning of period	$275,128	$249,538	$263,255	$243,557
Net income	154	3,637	5,618	6,670
Proceeds from stock option exercises and ESPP	470	26	1,868	2,033
Share-based compensation expense	1,911	1,683	5,028	4,013
Tax effect of option exercises	3	(205)	299	574
Foreign currency translation adjustment	(2,672)	1,990	(1,074)	(178)

Balance, end of period	$274,994	$256,669	$274,994	$256,669

Recent Accounting Pronouncements

Intangibles Goodwill and Other: In September 2011, the FASB issued amended guidance related to Intangibles - Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

In December 2010, the FASB issued amended guidance related to Intangibles - Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Comprehensive Income: In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment should be applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

Fair Value Measurements: In May 2011, the FASB issued amended guidance related to Fair Value Measurements. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in this amendment, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not believe that this guidance will have a material impact on its condensed consolidated financial statements.

Business Combinations: In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the new disclosure requirements for its annual report for the year ended December 31, 2010 and in subsequent interim reports.

2 - Business Combinations

Embla Systems LLC

We acquired Embla Systems LLC (“Embla”) on September 15, 2011 pursuant to an Equity Purchase Agreement. Embla, with corporate headquarters in Denver, Colorado develops, manufactures, and sells devices focused on diagnostic sleep analysis (Polysomnography or PSG), with products sold into the hospital and dedicated sleep lab as well as home sleep testing devices.

The Company acquired all of the capital stock of Embla for $16.1 million in cash at closing, excluding direct costs of the acquisition, with the potential for additional purchase consideration based on minimum cash and net asset targets as of the purchase date. The Company paid an additional $472,000 of purchase consideration in October 2011 based on the minimum cash target. A total of $290,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and liabilities assumed from Embla are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $2.9 million. Embla’s results of operations are included in the consolidated financial statements from the date of the acquisition.

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

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Cash	$1,028
Accounts receivable	3,717
Inventories	5,333
Prepaid and other assets	403
Deferred income tax	382
Identifiable intangible assets:
Core Technology	900
Developed Technology	2,100
Customer-related	1,300
Tradenames	3,500
In-Process Research and Development	400
Property and equipment	101
Goodwill	2,874
Accounts payable	(2,396)
Accrued expenses	(1,773)
Deferred income tax	(215)
Deferred revenue	(1,082)

Total purchase price	$16,572

Valuing certain components of the acquisition, including primarily accounts receivable, inventory, identifiable intangible assets, deferred taxes, accrued warranty costs, accounts payable, other accrued expenses and deferred revenue required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to Goodwill.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (i) technology of $3.0 million assigned an average economic life of 18 years being amortized on the straight line method, (ii) customer-related intangible assets of $1.3 million assigned an economic life of 14 years being amortized on the straight line method, and (iii) tradenames of $3.5 million that have an indefinite life and are not being amortized.

IPR&D. A portion of the purchase price was allocated to in-process research and development (“IPR&D”) in the amount of $400,000. The fair value of the IPR&D was determined through estimates and valuation techniques through an analysis of data provided by Embla concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability and associated risks. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D will be tested for impairment annually or when impairment indicators are present.

Goodwill. Approximately $2.9 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This goodwill is expected to be non-deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made.

Deferred income tax. A preliminary estimate of $382,000 has been allocated to non-current deferred tax assets and $215,000 has been allocated to non-current deferred tax liabilities, which results primarily from investment tax credits and a portion of customer-related intangible assets.

Medix Industrial y Commercial S.A.

We acquired Medix Industrial y Commercial S.A. (“Medix”) on October 12, 2010 pursuant to an Agreement and Plan of Merger. Medix develops, manufactures, and sells devices for newborn care, primarily in Latin America. Medix, based in Argentina, manufactures incubators for use in hospital nurseries and NICU’s, transport incubators for use in ambulances and other emergency vehicles, infant warmers, and LED based phototherapy devices.

The Company acquired all of the capital stock of Medix for $14.1 million in cash, excluding direct costs of the acquisition. The Company is obligated to pay additional purchase consideration to the former shareholders of Medix if certain revenue targets are met in 2011 and 2012. At the time of the acquisition the Company recorded an estimate of the fair value of the contingent earnout obligation in the amount of $2.0 million based on future revenue projections of the Medix business under various potential scenarios applying weighted probability assumptions of their outcomes. As of September 30, 2011, the original estimate has been adjusted downwards to $800,000 and no payments have been made against the contingent earnout obligation.

During the nine months ended September 30, 2011, the Company recorded adjustments to its original estimate of the purchase-date fair value of deferred taxes in the amount of $364,000 and recorded a reduction of the purchase consideration based on a minimum working capital provision of the purchase agreement. These actions resulted in a net decrease in the carrying amount of goodwill of approximately $137,000 in the three months ended September 30, 2011, and an increase of approximately $227,000 for the nine months ended September 30, 2011.

Proforma financial information

The following unaudited pro forma combined results of operations of the Company for the nine months ended September 30, 2011 are presented as if the acquisition of Embla had occurred on the first day of the period presented and for the nine months ended September 30, 2010 as if the acquisitions of Medix and Embla had occurred on the first day of the period presented:

Unaudited Pro Forma Financial Information

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Revenue	$188,643	$192,994
Income from operations	$7,705	$12,997

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

For purposes of preparing the unaudited pro forma financial information for the nine months ended September 30, 2011, Embla’s Consolidated Statement of Income for the period January, 1, 2011 through September 15, 2011 was combined with the Company’s Consolidated Statement of Operations for the period January 1, 2011 through September 30, 2011.

For purposes of preparing the unaudited pro forma financial information for the nine months ended September 30, 2010, Medix’s Statement of Income for the period January 1, 2010 through September 30, 2010 and Embla’s Consolidated Statement of Income for the period January 1, 2010 through September 30, 2010 were combined with the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2010.

The unaudited proforma consolidated results reflect the historical information of Natus and Embla in 2011 and Natus, Medix and Embla in 2010, adjusted for the following pre-tax amounts:

•	Elimination of Embla’s historical intangible asset amortization expense (approximately $157,000 through September 14, 2011 and $157,000 in 2010).

•	Additional amortization expense related to Embla (approximately $208,000 through September 14, 2011 and $208,000 in 2010) related to the fair value of identifiable intangible assets acquired.

•	Decrease of Embla’s depreciation expense (approximately $295,000 through September 14, 2011 and $295,000 in 2010) related to the fair value adjustment to property and equipment acquired.

•	Additional amortization expense related to Medix (approximately $251,000 through October 12, 2010) related to the fair value of identifiable intangible assets acquired.

3 - Basic and Diluted Earnings Per Common Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and unvested restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive or if the exercise price of such unexercised options is greater than the average market price of the stock for the period.

For the three and nine months ended September 30, 2011, common stock equivalents of 744,067 and 1,088,511 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 2,326,775 and 1,500,284 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the periods. For the three and nine months ended September 30, 2010, common stock equivalents of 1,049,368 and 1,148,698 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,387,463 and 999,899 shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and subassemblies	$13,663	$14,924
Finished goods	31,106	26,375

Total inventories	44,769	41,299
Less: Non-current inventories	(4,500)	(3,672)

Inventories, current	$40,269	$37,627

The balances above include approximately $5.6 million of Embla inventory as of September 30, 2011. Non-current inventories consist primarily of service components used to repair products held by our customers including some products we are not currently selling and are reported as a component of other assets. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5 - Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2010	$92,258
Goodwill as a result of acquisitions	4,834
Purchase accounting adjustments	(14)
Foreign currency translation	(259)

Balance, December 31, 2010	96,819
Goodwill as a result of acquisitions	2,874
Purchase accounting adjustments	227
Foreign currency translation	(237)

Balance, September 30, 2011	$99,683

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$53,024	$(16,873)	$36,151	$50,301	$(14,520)	$35,781
Customer related	16,902	(4,214)	12,688	15,299	(3,016)	12,283
Internally developed software	3,798	(1,903)	1,895	3,831	(1,392)	2,439
Patents	2,788	(1,905)	883	2,571	(1,746)	825

Definite lived intangible assets	76,512	(24,895)	51,617	72,002	(20,674)	51,328
Intangible assets with indefinite lives:
Tradenames	21,585	—	21,585	18,100	—	18,100

Total intangibles assets	$98,097	$(24,895)	$73,202	$90,102	$(20,674)	$69,428

Definite lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer-related intangibles, 2 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $2.9 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Technology	$612	$2,353
Customer Related	331	1,198
Internally developed software	189	511
Patents	46	159

Total amortization	$1,178	$4,221

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

2011	$1,453
2012	6,157
2013	5,195
2014	4,892
2015	4,516
2016	3,726
Thereafter	25,678

Total expected amortization expense	$51,617

6 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Land	$4,442	$4,903
Buildings	10,997	10,904
Leasehold improvements	2,715	2,523
Office furniture and equipment	10,295	9,067
Computer software and hardware	6,405	6,084
Demonstration and loaned equipment	10,756	7,571

	45,610	41,052
Accumulated depreciation	(20,661)	(17,644)

Total	$24,949	$23,408

Depreciation and amortization expense of property and equipment was $868,000 and $2.4 million for the three and nine months ended September 30, 2011, respectively, and was $850,000 and $2.4 million for the three and nine months ended September 30, 2010, respectively.

7 - Reserve for Product Warranties

We provide a warranty on all medical device products that is generally one year in length. We also sell extended service agreements on our medical device products. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance, beginning of period	$1,394	$563	$696	$694
Warranty accrued for the period	92	94	1,224	180
Repairs for the period	(266)	(86)	(700)	(303)

Balance, end of period	$1,220	$571	$1,220	$571

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

8 - Share-Based Compensation

At September 30, 2011, we have two plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2011 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of revenue	$87	$41	$224	$111
Marketing and sales	486	493	1,196	1,096
Research and development	131	90	400	296
General and administrative	1,207	1,059	3,208	2,510

Total	$1,911	$1,683	$5,028	$4,013

As of September 30, 2011, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $14.7 million, which is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

Activity in our stock options during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,638,957	$10.94
Granted	541,350	$16.09
Exercised	(185,404)	$7.57
Cancelled	(133,610)	$15.25

Outstanding, end of period	3,861,293	$11.67	3.27	$5,305

Exercisable, end of period	2,777,482	$10.32	2.68	$5,296

Vested and expected to vest, end of period	3,739,606	$11.55	3.21	$5,304

The intrinsic value of options exercised during the nine months ended September 30, 2011 was $410,000.

Restricted Stock Awards

Activity in our restricted stock awards during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	590,050	$14.30
Granted	260,375	$16.22
Vested	(218,405)	$13.59
Forfeited	(27,800)	$14.63

Unvested, end of period	604,220	$15.37	$8,900

We award restricted stock awards (“RSA’s”) to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At September 30, 2011 the fair market value of outstanding RSA’s was $5.9 million and the weighted average remaining recognition period was 2.7 years. At December 31, 2010 the fair market value of outstanding RSA’s was $8.5 million and the weighted average remaining recognition period for unvested RSA’s was 2.6 years. The intrinsic value of RSA’s equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	71,300
Awarded	22,800
Released	(20,375)
Forfeited	(12,850)

Outstanding, end of period	60,875	1.77	$595

We award restricted stock units (“RSU’s”) to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At September 30, 2011 the weighted average remaining recognition period was 2.8 years. At December 31, 2010 the aggregate intrinsic value of outstanding RSU’s was $1.0 million and the weighted average remaining recognition period for unvested RSU’s was 2.9 years.

9 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Investment income	$6	$34	$23	$30
Interest expense	(47)	(13)	(160)	(49)
Foreign currency exchange gain (loss)	67	(280)	(39)	(647)
Other	160	83	148	675

Total other income (expense), net	$186	$(176)	$(28)	$9

10 - Income Taxes

Provision for Income Tax

We recorded a provision for income tax (benefit) expense of $(1.0) million and $1.5 million for the three and nine months ended September 30, 2011, respectively. Our effective tax rate was 21.2% for the nine months ended September 30, 2011. The effective rate was lower than the statutory rate primarily because of the expiration of statute of limitation on uncertain tax positions that were recorded as a component of income tax expense in prior years.

We recorded a provision for income tax of $1.9 million and $3.7 million for the three and nine months ended September 30, 2010, respectively. Our effective tax rate was 34.3% and 35.8% for the three and nine months ended September 30, 2010, respectively.

Our tax returns remain open to examination as follows: U.S. Federal, 2006 through 2010; U.S. states, generally 2005 through 2010; significant foreign jurisdictions, generally 2007 through 2010.

11 - Restructuring Reserve

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. During the three months ended September 30, 2011 we also initiated similar restructuring activities in our North American and European operations. These restructuring activities will be substantially completed in the fourth quarter of 2011.

In January 2010, we adopted a reorganization plan that was designed to eliminate redundant costs resulting from our acquisition of Alpine Biomed (“Alpine”) and to improve efficiencies in operations. Under the plan, which was substantially completed in the first half of 2010, Alpine operations in Montreal, Canada were transitioned to our existing Xltek facility in Oakville, Ontario, Canada, and Alpine’s sales organization was merged into our global sales organization.

The balance of the reserve is included in accrued liabilities on the accompanying balance sheets. Detail of activity in the restructuring reserve is as follows, (in thousands):

	Nine Months Ended September 30,
	2011	2010

Balance, beginning of period	$87	$—
Employee termination benefits expensed	2,180	3,030
Lease termination fee	—	300
Amounts paid	(1,837)	(2,936)
Accrual reversal	(6)	(268)

Balance, end of period	$424	$126

12 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2011 and 2010 columns in thousands):

	September 30, 2011	December 31, 2010
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$775	$893

Total long-term debt (including current portion)	775	893
Less: current portion of long-term debt	(156)	(156)

Total long-term debt	$619	$737

At September 30, 2011 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first nine months of 2011 or during 2010. We have no other significant credit facilities. At September 30, 2011, the Company was not in compliance with a rolling four-quarter EBITDA covenant of the credit facility; the Company received a waiver of such default from Wells Fargo.

13 - Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
United States	$30,792	$32,090	$95,944	$94,609
Foreign countries	20,546	21,089	72,597	60,876

Totals	$51,338	$53,179	$168,541	$155,485

	September 30, 2011	December 31, 2010
Long-lived assets:
United States	$8,490	$7,862
Foreign countries	16,459	15,546

Totals	$24,949	$23,408

Long-lived assets consist principally of net property and equipment. During the three and nine months ended September 30, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and nine months ended September 30, 2011, respectively, revenue from devices and systems was $31.1 and $107.2 million, while revenue from supplies and services was $19.2 and $58.4 million, respectively.

14 - Fair Value of Financial Instruments

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of September 30, 2011	Fair Value Measurements as of September 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,148	—	$3,148	—
Fixed rate term deposits	—	—	—	—

Total	$3,148	—	$3,148	—

	Fair Value as of December 31, 2010	Fair Value Measurements as of December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,146	—	$3,146	—
Fixed rate term deposits	1,005	—	1,005	—

Total	$4,151	—	$4,151	—

Assets recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1 evaluations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 evaluations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and are classified as Level 2 assets. Level 3 evaluations are completed for assets and liabilities for which there are no observable inputs that are significant to the overall fair value measurement.

15 - Immaterial Corrections to Prior Period Financial Statements

Certain amounts previously reported in the condensed consolidated statements of operations and condensed statements of cash flows for the three and nine months ended September 30, 2010 have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The errors were related primarily to the amount of manufacturing labor and overhead applied to inventory and the amount of deferred revenue under multiple-deliverable arrangements.

A summary of the effects of the correction of these errors on our condensed consolidated financial statements for the quarter and nine months ended September 30, 2010 is presented in the table below (in thousands):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Condensed Consolidated Statements of Operations
Revenue	$53,279	$53,179	$155,136	$155,485
Cost of revenue	21,831	21,757	62,955	62,700
Gross profit	31,448	31,422	92,181	92,785
Income from operations	5,861	5,711	10,165	10,388
Income before provision for income tax	5,686	5,535	10,176	10,397
Net income	3,743	3,637	6,545	6,670

Condensed Consolidated Statements of Cash Flows
Net income			$6,545	$6,670
Change in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories			(6,048)	(6,068)
Accrued liabilities and deferred revenue			(2,283)	(2,388)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, Embla®, Embletta®, Enterprise®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Oxydome®, REMbrandt®, REMlogic®, Sandman®, Sleeprite®, Sleepscan®, Smart Scale®, Tootsweet®, Traveler®, Warmette® and VAC PAC®, Xact Trace®, are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, MiniMuffs™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2010 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2011 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2011;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired are Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, Medix in 2010. and Embla in 2011.

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2010:

•	Hearing - Includes products for newborn hearing screening and diagnostic hearing assessment.

•

Neurology - Includes products for diagnostic electroencephalography (EEG), electromyography (EMG), intra-operative monitoring (IOM), diagnostic sleep analysis, or polysomnography (PSG), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care - Includes thermoregulation devices and products for the treatment of brain injury and jaundice in newborns.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 13 - Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. Other revenue consists primarily of freight revenue. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Devices and Systems	61%	57%	64%	61%
Supplies and Services	37%	41%	34%	37%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and nine months ended September 30, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2011 Third Quarter Overview

Our business and operating results have been and will continue to be affected by worldwide economic conditions. Our sales are dependent on both capital spending by hospitals and foreign health ministries. As a result of economic trends, our revenue decreased 3% to $51.3 million in the third quarter ended September 30, 2011, compared to $53.2 million in the comparable quarter of the previous year. Net income decreased to $154,000, or $0.01 per diluted share, for the third quarter of 2011 compared with net income of $3.6 million, or $0.12 per diluted share, for the third quarter of 2010. We completed the acquisition of Embla LLC in September of 2011. Medix and Embla contributed $6.1 million to our third quarter revenue, while revenue from our existing product lines decreased 14% in the 2011 period.

During the third quarter of 2011, we continued restructuring activities to improve efficiencies in our worldwide operations. These activities resulted in a charge of $1.4 million for the three months ended September 30, 2011.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and nine months ended September 30, 2011.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	46.3	40.9	43.4	40.3

Gross profit	53.7	59.1	56.6	59.7

Operating expenses:
Marketing and selling	28.6	24.1	26.6	25.9
Research and development	11.9	9.1	11.0	9.8
General and administrative	15.2	15.2	14.7	17.3

Total operating expenses	55.7	48.4	52.3	53.0

Income (loss) from operations	(2.0)	10.7	4.3	6.7

Other income (expense), net	0.4	(0.3)	—	—

Income (loss) before provision for income tax	(1.6)	10.4	4.3	6.7

Provision for income tax (benefit) expense	(2.0)	3.6	0.9	2.4

Net income	0.4%	6.8%	3.4%	4.3%

We acquired Medix in October 2010 and Embla in September 2011. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.

Three Months Ended September 30, 2011 and 2010

Our revenue decreased $1.8 million, or 3%, to $51.3 million for the three month period ended September 30, 2011 compared to $53.2 million in the comparable 2010 period. Medix and Embla contributed $6.1 million of revenue during the 2011 quarter. Revenue from our neurology products other than from Embla decreased $3.4 million in the quarter while revenue from newborn care products other than from Medix decreased $800,000 and revenue from our hearing products decreased $3.8 million.

During the third quarter of 2010 we fulfilled a $2.7 million order from the Kingdom of Saudi Arabia; we had no similar large international order in the third quarter of 2011.

Revenue from devices and systems increased 1.7% to $31.1 million in the three months ended September 30, 2011, compared to $30.6 million in the same period in 2010. Medix and Embla contributed $3.5 million of device and system revenue during the 2011 quarter. Devices and systems revenue from our neurology and other diagnostic products other than Embla decreased $900,000 or 5% to $15.9 million and devices and systems revenue from newborn hearing screening and newborn care revenue other than Medix decreased $2.1 million. Revenue from devices and systems was 61% of total revenue in the three months ended September 30, 2011 compared to 58% of total revenue for the third quarter of 2010.

Revenue from supplies and services decreased $2.4 million, or 11%, to $19.2 million in the third quarter of 2011 compared to $21.6 million in the same period in 2010. Medix and Embla contributed $2.6 million of supplies and services revenue in the third quarter of 2011. Revenue from hearing supplies decreased by $2.1 million and revenue from service fees and newborn care supplies other than Medix decreased by $500,000, while revenue from neurology supplies other than Embla decreased by $2.4 million. Revenue from supplies and services was 37% of total revenue in the three months ended September 30, 2011 compared to 41% of total revenue for the third quarter of 2010.

Revenue from sales outside the U.S. decreased 3%, or $500,000, to $20.6 million in the third quarter of 2011 compared to $21.1 million for the same period in 2010. Medix and Embla contributed $5.4 million of international revenue, while revenue from neurology and hearing products other than Embla decreased by $4.5 million and international revenue from newborn care products other than Medix decreased by $1.4 million.

Gross profit as a percentage of revenue was 54% for the three months ended September 30, 2011 compared to 59% for the corresponding 2010 period, reflecting higher trade materials and manufacturing overhead coupled with the lower gross profit margins of Medix products. Gross profit decreased $3.8 million or 12% to $27.6 million in 2011 from $31.4 million in 2010.

Total operating costs increased by $2.9 million or 11%, to $28.6 million in the three months ended September 30, 2011, compared to $25.7 million in the same period in 2010. Operating expenses of Medix and Embla were $3.9 million.

Marketing and selling expenses increased $1.9 million, or 15%, to $14.7 million in the three months ended September 30, 2011, compared to $12.8 million in the same period in 2010. Marketing and selling expenses of Medix and Embla were $1.6 million. The remainder of the increase was primarily attributable to the cost of field service support.

Research and development expenses increased $1.3 million, or 27%, to $6.1 million for the three months ended September 30, 2011, compared to $4.8 million in the same period of 2010. Research and development expenses of Medix and Embla were $758,000. The remainder of the increase was primarily attributable to higher outside consultant costs.

General and administrative expenses decreased $265,000, or 3%, to $7.8 million in the three months ended September 30, 2011, compared to $8.1 million in the same period in 2010. General and administrative expenses of Medix and Embla were $1.5 million, including restructuring costs of $993,000. These costs were offset by a reduction in the fair value of a contingent liability associated with the acquisition of Medix that reduced general and administrative expense in the third quarter of 2011 by $1.2 million.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $186,000 in the three months ended September 30, 2011, compared to net other expense of $176,000 in the same period in 2010. We recognized $67,000 of foreign exchange gains and $280,000 of net foreign currency exchange losses during the three months ended September 30, 2011 and 2010 respectively.

We recorded a provision for income benefit of $1.0 million in the three months ended September 30, 2011, compared to a provision for income tax expense of $1.9 million in the same period in 2010. The benefit recorded in the 2011 period was related to the expiration of statute of limitation on uncertain tax positions that were recorded as a component of income tax expense in prior years, as well as a benefit on the current period loss.

Nine Months Ended September 30, 2011 and 2010

Revenue increased $13.1 million, or 8%, for the nine month period ended September 30, 2011 from the comparable 2010 period. Medix and Embla contributed $18.8 million of revenue during the 2011 period. Revenue from our neurology products other than Embla increased by $1.8 million to $72.6 million, while revenue from our newborn care and hearing products, exclusive of Medix, decreased by $7.5 million.

During the nine months ended September 30, 2010, we fulfilled three large international orders for our newborn hearing screening and other newborn care products totaling $4.9 million. These three discrete orders were from the ministries of health in Canada, Iraq and Saudi Arabia. We had no similar large international orders in the comparable 2011 period.

Revenue from device and systems increased $12.7 million, or 13%, to $107.2 million in the nine months ended September 30, 2011 compared to $94.5 million in the same period in 2010. Medix and Embla contributed $13.3 million of devices and systems revenue in the 2011 period. Revenue from our other neurology products increased by $4.3 million during the 2011 period and revenue from our diagnostic sleep and balance monitoring products increased by $2.3 million. These increases were offset by a $7.2 million decrease in revenue from our other product lines including newborn hearing screening and other newborn care products other than Medix. Revenue from devices and systems was 64% of consolidated revenue in the nine months ended September 30, 2011 compared to 61% of consolidated revenue for the first nine months of 2010.

Revenue from supplies and services was flat at $58.4 million in the nine months ended September 30, 2011 compared to the same period in 2010. Medix and Embla contributed $5.4 million of revenue from supplies and services, while supplies and service revenue from other products decreased by the same amount. Revenue from supplies and services was 35% of consolidated revenue in the nine months ended September 30, 2011 compared to 37% of consolidated revenue for the nine months ended September 30, 2010.

Revenue from sales outside the U.S. increased $11.7 million, or 19%, to $72.6 million in the first nine months of 2011 compared to $60.9 million for the same period in 2010. Revenue from Medix and Embla contributed $18.0 million of international revenue, while international revenue from neurology and hearing products other than Embla decreased by $5.0 million and international revenue from newborn care products other than Medix decreased by $1.3 million.

Gross profit as a percentage of revenue was 57% for the nine months ended September 30, 2011 compared to 60% for the respective period in 2010, reflecting sales mix towards lower margin products coupled with Medix products having lower margins than our other product lines. Cost of revenue increased $10.5 million, or 17%, to $73.2 million in the nine months ended September 30, 2011, from $62.7 million in 2010 as a result of increased sales. Gross profit increased $2.6 million, or 3%, to $95.4 million in 2011 from $92.8 million in 2010.

Total operating costs increased by $5.8 million or 7%, to $88.2 million in the nine months ended September 30, 2011, compared to $82.4 million in the same period in 2010. Operating costs of Medix and Embla were $8.5 million.

Marketing and selling expenses increased $4.5 million, or 11%, to $44.8 million in the nine months ended September 30, 2011 compared to $40.3 million in the same period in 2010. Marketing and selling expenses of Medix and Embla were $3.7 million period. The remainder of the increase was primarily attributable to higher sales compensation costs.

Research and development expenses increased $3.4 million, or 22%, to $18.6 million in the nine months ended September 30, 2011 compared to $15.2 million in the same period of 2010. Research and development expenses of Medix and Embla were $1.7 million in the 2011 period. Other research and development expenses were approximately 11% higher in the first nine months of 2011 compared to the same period in 2010, reflecting the impact of higher outside consultant costs.

General and administrative expenses decreased $2.1 million, or 8%, to $24.8 million in the nine months ended September 30, 2011 compared to $26.9 million in the same period in 2010. General and administrative expenses of Medix and Embla were $3.1 million in the 2011 period. We recorded restructuring charges of $2.2 million and $3.1 million in the nine months ended September 30, 2011 and 2010, respectively. Expenses related to bad debts and incentive compensation, respectively, were $1.0 million and $400,000 lower in the 2011 period. A reduction in the fair value of a contingent liability associated with the acquisition of Medix reduced general and administrative expense in the third quarter of 2011 by $1.2 million for which there was no similar reduction in 2010.

Other income (expense), net consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $28,000 in the nine months ended September 30, 2011, compared to net other income of $9,000 in the same period in 2010. We recognized $39,000 and $647,000 of foreign currency exchange losses during the nine months ended September 30, 2011 and 2010, respectively.

We recorded income tax expense of $1.5 million in the nine months ended September 30, 2011, compared to $3.7 million in the same periods in 2010. Our effective tax rate in the first nine months of 2011 and 2010 was 21.2% and 35.7%, respectively. The reduction in the rate in the 2011 period resulted primarily from the expiration of statute of limitation on uncertain tax positions that were recorded as a component of income tax expense in years prior to 2010.

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

As of September 30, 2011, we had cash and cash equivalents of $30.8 million, of which $5.5 million was held in the United States and $25.3 million was held by our foreign subsidiaries; we also had stockholders’ equity of $275.0 million, and working capital of $87.2 million, compared with cash, cash equivalents, and short-term investments of $29.4 million, stockholders’ equity of $263.3 million, and working capital of $83.9 million as of December 31, 2010.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future. We completed the acquisition of Embla in 2011, Medix in 2010, two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

At September 30, 2011 we had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) that expires in April 2012. The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first half of 2011 or during 2010. We have no other significant credit facilities.

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

Cash provided by operations increased by $7.0 million for the nine months ended September 30, 2011 to $16.6 million, compared to $9.6 million for the same period in 2010. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $18.4 million in the 2011 period, compared to $17.2 million in 2010. In the 2010 period we paid approximately $950,000 more restructuring severance benefits than in the 2011 period coupled with a $2.3 million increase in accounts receivable and warranty reserves in the 2011 period. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $1.7 million in 2011 compared with a cash outflow of $7.6 million in 2010. In particular, our cash flow from operations in the first nine months of 2011 was positively impacted by an $8.4 million decrease in accounts receivable offset by a $10.0 million decrease in accounts payable and accrued expenses.

Cash used in investing activities was $16.3 million for the nine months ended September 30, 2011, compared to $2.8 million for the same period in 2010. We used $14.9 million of cash to acquire businesses during the nine months ended September 30, 2011 compared with $19,000 during the nine months ended September 30, 2010. We used $2.2 million and $2.6 million of cash to acquire property and equipment during the nine months ended September 30, 2011 and 2010, respectively. We capitalized $215,000 of software development costs during the nine months ended September 30, 2010 for which there was no comparable expenditure in 2011. In addition, we sold $1.0 million of marketable securities during 2011 and we purchased and sold $975,000 of marketable securities in 2010.

Cash provided by financing activities was $2.6 million and $2.5 million in the nine months ended September 30, 2011 and 2010, respectively. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $1.9 million and $2.0 million in the nine months ended September 30, 2011 and 2010, respectively. We received $2.6 million in short-term borrowings in the nine months ended September 30, 2011 for which there were no similar proceeds in 2010. We repaid $2.1 million of short-term borrowings and long-term debt as of September 30, 2011 as compared with repayment of $134,000 of long-term debt as of September 30, 2010. In 2011, we realized an excess tax benefit of $299,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with a tax benefit of $574,000 in the first nine months of 2010.

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

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements

Recent Accounting Pronouncements

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended September 30, 2011. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of September 30, 2011.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2011, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2011. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Our chief executive officer and chief financial officer determined that as of September 30, 2011 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, and Embla in 2011.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Neometrics in New York; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France, and, Embla principally in the U.S., Canada, and the Netherlands. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products worsened and global financial markets subsequently experienced significant volatility and declines throughout much of 2009. Although economic conditions improved in 2010, they have again deteriorated in 2011. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

For example, we are currently in the process of implementing the rollout of a new worldwide enterprise resource planning application. Until we have completed this ERP implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

ITEM 6.	Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Form of Stock Option Award Agreement under the Natus Medical Incorporated 2011 Stock Awards Plan

10.2	Form of Restricted Stock Award Purchase Agreement under the Natus Medical Incorporated 2011 Stock Awards Plan

10.3	Form of Restricted Stock Unit Agreement under the Natus Medical Incorporated 2011 Stock Awards Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 4, 2011	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2011	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Form of Stock Option Award Agreement under the Natus Medical Incorporated 2011 Stock Awards Plan

10.2	Form of Restricted Stock Award Purchase Agreement under the Natus Medical Incorporated 2011 Stock Awards Plan

10.3	Form of Restricted Stock Unit Agreement under the Natus Medical Incorporated 2011 Stock Awards Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document