Form 10-K
period 2011-12-31
NATUS MEDICAL INC
filed 2012-03-14
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of Registrant’s most recently completed second fiscal quarter, there were 29,130,586 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2011) was $330,253,865. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2012, the registrant had 29,444,772 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, Embla®, Embletta®, Enterprise®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Oxydome®, REMbrandt®, REMlogic®, Sandman®, Sleeprite®, Sleepscan®, Smart Scale®, Tootsweet®, Traveler®, Warmette® and VAC PAC®, Xact Trace®, are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, Medix MediLED™, MiniMuffs™, NATUS NatalCare™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, and Embla in 2011.

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

Auditory brainstem response (“ABR”).    ABR technology is the most accurate and comprehensive method for screening and diagnosing hearing impairment. ABR technology is based on detecting the brain’s electric impulses resulting from a specific auditory stimulus. ABR screening devices, used for newborn hearing screening, detect and analyze the brainwave response resulting from audible click stimuli presented to the infant’s ears. Automated Auditory Brainstem Response (“AABR”) devices were developed to automatically analyze the ABR waveform resulting from the auditory stimuli with computerized detection algorithms and statistical analysis. These devices can be used by any level of hospital personnel with a minimal amount of training and will deliver a clinically valid and accurate screen. The detection algorithms indicate a PASS or REFER result that requires no interpretation, thereby reducing staffing requirements, test times, and total hearing screening program costs. A REFER test result indicates that the patient should be referred to an Audiologist or Ear, Nose and Throat Physician (“ENT”) for further diagnostic evaluation.

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

Diagnostic Hearing Assessment Product Lines

Our diagnostic hearing assessment products consist of the Navigator Pro system, the Scout Sport portable diagnostic device, and the AuDX PRO.

•

Navigator PRO.    Our Navigator PRO for hearing assessment consists of a base system that is augmented by discrete software applications that are marketed as enhancements to the system. The Navigator Pro System is a PC-based, configurable device that utilizes evoked potentials, which are electrical signals recorded from the central nervous system that appear in response to repetitive stimuli, such as a clicking noise. The evoked potentials are used to record and display human physiological data associated with auditory and hearing-related disorders. The Navigator Pro System can be used for patients of all ages, from children to adults, including infants and geriatric patients. The device can be configured with additional proprietary software programs for various applications. These additional software programs include: MASTER, AEP, ABaer, and Scout.

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

Neurology

Our monitoring systems for neurology represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system and as an aid in monitoring patients during surgery, while under sedation, or in post-operative care. Our product lines consist of the following:

•

Electroencephalography or “EEG”—Equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain for both diagnosis and monitoring of neurological disorders in the hospital, laboratory, office or patient’s home.

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

Routine outpatient EEG testing is performed in both hospital neurology laboratories and private physician offices, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient testing of EEGs and behavior is used to determine if surgical solutions are appropriate.

Diagnostic Electroencephalograph Monitoring Product Lines

Our diagnostic EEG monitoring product lines for neurology consist of devices operating with our proprietary software, augmented by signal amplifiers. These products are typically used in concert, as part of an EEG “system” by the neurology department of a hospital to assist in the diagnosis of assorted neurological conditions.

•

NeuroWorks; Ceegraph; Coherence; Harmonie.    Our computerized EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 256 channels, and physician review stations with quantitative EEG analysis capabilities.

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

•

Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer, and are also known as the headbox. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary headbox products are sold for a wide variety of applications under the following brand names: Xltek, Trex, EEG32, EMU128, EMU40, Brain Monitor, and Schwarzer epas. Recent innovations in electronics technology and advanced internet-protocol data transmission enable certain of our amplifiers to record and transmit up to 32 channels of digital data using Ethernet communication.

Several additional options are available to enhance our EEG products, including a digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain, our patented SmartPack software option, which is an innovative data compression process that reduces the size of data files by as much as 60%, and our Universal Reader which is a physician’s review station that permits fast and easy data analysis in a graphical format.

Diagnostic Electromyography Monitoring

Overview

Electromyography (“EMG”) involves the measurement of electrical activity of muscles both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases of the peripheral nervous or musculature system. An electromyogram is done to determine if there is any disease present that damages muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy.

Diagnostic EMG Product Lines

•

Xltek NeuroMax.    A dedicated EMG device focused entirely on signal quality and clinical efficiency. The device gathers neurophysiological data that is saved to a fully customizable report, allowing physicians to care for patients with the most informed advice.

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

•

Embla REMlogic, Sandman and REMbrandt; Sleepscan; SleepWorks; Coherence; Harmonie.    Our diagnostic PSG systems capture and store all data digitally and provide time-saving features and software for acquiring and analyzing the data. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports. Software packages include customized analysis, tools and interfaces with third party equipment.

•

Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis. Sold under the brand names Embla N7000, S4500, SD32 and Embletta Gold, Xltek Trex and Connex, Schwarzer epas duo 44 and comlab PSG, our amplifiers are used in both hospitals and stand-alone clinics. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters, and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

•

Practice Management Software.    Our Enterprise Practice Management Software provides a solution for institutions as well as private labs and physicians to patient scheduling, inventory control, staff scheduling, data management, business reports and billing interfaces. Enterprise may be used across the entire Natus PSG family of Software solutions.

We also market a broad line of disposable products and accessories for the PSG laboratory. The Airflow Pressure Transducer uses pressure changes as an indicator of patient airflow levels, as contrasted to other monitoring devices that use temperature to indicate these levels. This product detects shallow breathing in situations where temperature related transducers might remain substantially unchanged. The Embla XactTrace RIP belts provide industry standard signal acquisition of respiration while its associated algorithm provides passive backup to airflow acquisition devices. This reduces the number of unattended portable studies which have to be repeated due to the loss of airflow signal.

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

•

VSR and VSR Scout.    The VSR provides objective assessment of sensory and voluntary motor control of balance with visual biofeedback. The VSR system is ideal for use in the rehabilitation balance program model. The VSR SPORT is primarily used as part of a concussion management program. It is portable, easy-to use and offers athletic trainers, sports medicine practitioners, and other sport professionals the data they need to make objective return-to-play decisions without relying on subjective evaluation.

Newborn Care

Newborn Care Products

We manufacture a wide variety of products used in the medical care of newborns. These product lines include products to diagnose and treat newborn brain injury, as well as phototherapy lights to treat newborn jaundice. We also sell a variety of newborn care products to meet the needs of clinicians in the nursery and the Neonatal Intensive Care Unit (“NICU”). With our recent acquisition of Medix, we now offer a full range of thermoregulation devices use for the care of newborns.

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

We currently offer the following thermoregulation products:

•

Medix Incubators.    Medix incubators provide high thermal performance with a double wall design. The NatalCare line of incubators includes easy to use control panels and features such as improved weighing functionality with automatic centering and an electronic tilting mechanism. The easy to clean, smooth design, and choice of options make these customizable incubators appropriate for different use environments.

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

Jaundice Management Products

•

neoBLUE Product Family.    This product line consists of our neoBLUE, neoBLUE Mini, neoBLUE Cozy, and neoBLUE blanket devices, which utilize light emitting diodes (“LEDs”) to generate a high-intensity, narrow spectrum of blue light that is clinically proven to be most effective in the treatment of newborn jaundice. Our neoBLUE phototherapy devices emit significantly less ultraviolet light and heat than conventional phototherapy devices, reducing the risk of skin damage and dehydration for infants undergoing treatment. Because of the high intensity of these lights, the treatment time associated with phototherapy is reduced.

•

Bili-Lite Product Family.    These devices utilize fluorescent light bulbs for the treatment of hyperbilirubinemia. The Bili-Bassinet provides intensive phototherapy from both under and over the baby for maximum surface area coverage. The Bili-Lite pad is a product designed for both hospital and home-based phototherapy.

•

Medix MediLED™ Product Family.    This product line from Medix includes a full-size, free-standing LED phototherapy system and a MediLED mini light to be used on top of an incubator or attached to the Medix radiant warmer. The MediLED incorporates an array of blue and white LEDs, while the mini system utilizes blue “super LEDs” that provide high intensity phototherapy.

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

•	Disposable Supplies. These products include other disposable supplies such as neonatal noise attenuators, phototherapy eye masks, and x-ray shields for reproductive organs.

•

Newborn Screening Data Management Product Line.    Our suite of newborn screening data management products consists of proprietary software that collects, tracks, manages, and reports newborn screening data to regional government health laboratories and national disease control centers. While all states have laws and/or regulations requiring newborn screening for metabolic disorders, the laws and regulations vary widely in the extent of screening required. Some states use tandem mass spectrometry in their newborn metabolic screening programs, which increases the number of treatable disorders that can be detected. Revenue from installation and upgrades of our newborn screening data management systems is classified as devices and systems revenue, and revenue from maintenance contracts on the systems is classified as supplies and services revenue.

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

Revenue by Product Family and Product Category

For the years ended December 31, 2011, 2010 and 2009, revenue from our four product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2011	2010	2009
Neurology	46%	45%	39%
Hearing	26%	32%	40%
Newborn Care	24%	19%	16%
Other	4%	4%	5%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Devices and Systems	64%	62%	58%
Supplies and Services	34%	37%	40%
Other	2%	1%	2%

Total	100%	100%	100%

In 2011, 2010 and 2009, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

As of December 31, 2011, our backlog was approximately $8.2 million, compared to $6.0 million at December 31, 2010 and $8.9 million at December 31, 2009.

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

Domestic revenue as a percent of total revenue was 56%, 58%, and 66% in 2011, 2010 and 2009, respectively.

International Direct and Distributor Sales

We sell some of our products outside the U.S. through direct sales channels in Canada and in the French and German speaking regions of Europe, in Denmark, and in parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.

International revenue as a percent of total revenue was 44%, 42%, and 34% in 2011, 2010 and 2009, respectively.

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

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase agreements for member hospitals, group practices, and other clinics. Direct purchases by GPO members accounted for approximately 12%, 18% and 24% of our revenue in 2011, 2010 and 2009, respectively. Direct purchases by members of one GPO, Novation, accounted for approximately 2%, 6% and 8% of our revenue in 2011, 2010 and 2009, respectively.

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

Our research and development expenses were $25.6 million or 11% of total revenue in 2011, $21.3 million or 9.7% of total revenue in 2010, and $16.7 million or 10.0% of total revenue in 2009.

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

Employees

On December 31, 2011, we had approximately 835 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions; none of our other employees are so represented. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 1, 2011:

Name	Age	Position(s)
James B. Hawkins	56	Chief Executive Officer and Director
John T. Buhler	51	President and Chief Operating Officer
Steven J. Murphy	60	Vice President Finance and Chief Financial Officer
William L. Mince	60	Vice President North American Operations
Kenneth M. Traverso	51	Vice President Marketing and Sales
D. Christopher Chung, M.D.	48	Vice President Medical Affairs, Quality & Regulatory

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

John T. Buhler has served as President and Chief Operating Officer since February, 2011. Mr. Buhler was employed by Avantis Medical Systems as President and Chief Executive officer from January 2011 to February 2011. He held various positions at SenoRx from May 2008 through July 2010, including President and Chief Executive Officer from March 2010 through July 2010, President and Chief Operating Officer from October 2009 to March 2010, Senior Vice President and Chief Commercial Officer from April 2009 to October 2009, Vice President of Global Sales and Business Development from October 2008 until April 2009, and Vice President of International Sales and Business Development from May 2008 until October 2008. From August 2005 to May 2008, Mr. Buhler served as President and Chief Executive Officer at Ultrasonix Medical Corporation, a privately held manufacturer of diagnostic ultrasound imaging equipment. From 1998 to 2005, Mr. Buhler held various positions at General Electric, last serving as Vice President and General Manager of GE’s Ultrasound Performance Technologies Division in Shanghai, China.

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

D. Christopher Chung, M.D., has served as our Vice President Medical Affairs, Quality and Regulatory since June 2011. From February 2003 until June 2011, Dr. Chung also served as our Vice President R&D and Engineering. Dr. Chung served as our Medical Director from October 2000 to February 2003. From 2000 to 2006, Dr. Chung served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From 1986 to 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is a Fellow of the American Academy of Pediatrics.

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

We have assumed contingent obligations associated with earnout provisions in some of our acquisitions. We believe these provisions help us to negotiate mutually agreeable purchase terms between us and the sellers. However, a disagreement between us and a seller about the terms of an earnout provision could result in our paying more for an acquisition than we intended. For example, such disagreements arose in connection with our acquisitions of Alpine Biomed and Schwarzer Neurology. Although we resolved these disputes under terms that were not unfavorable to us, we cannot be assured of such outcomes in the future.

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

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products worsened and global financial markets subsequently experienced significant volatility and declines throughout much of 2009. Although these conditions improved somewhat in 2010, unfavorable conditions continue to impact the U.S. and European economies. We are unable to foresee when, or if, these factors might return to historical levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

We have initiated changes to our information systems that could disrupt our business and our financial results.

We plan to continuously improve our information systems to support the form, functionality, and scale of our business. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.

For example, we are currently in the process of implementing the rollout of world-wide, single-platform enterprise resource planning (“ERP”) solution including customer relationship management, product lifecycle management, demand management, and business intelligence. Until we have completed this world-wide implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values which could lead to potential impairment charges that could impact our operating results. For example, in 2011 we recorded a $20 million goodwill impairment charge related to our European reporting unit.

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

Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 12%, 18% and 24% of our total revenue during 2011, 2010 and 2009, respectively, and sales to members of one GPO, Novation, accounted for approximately 2%, 6% and 8% of our total revenue in 2011, 2010 and 2009, respectively. Other of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.

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

•

Complying with U.S. regulations that apply to international operations, including trade laws, the U.S. Foreign Corrupt Practices Act, and anti-boycott laws, as well as international laws such as the U.K. Bribery Act;

•	Loss of business through government tenders that are held annually in many cases; and

•	Potentially negative consequences from changes in tax laws, including legislative changes concerning taxation of income earned outside of the U.S.

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

We also utilize the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially for the operations of Xltek;

•	26,000 square feet in Mundelein, Illinois, utilized substantially for the operations of Bio-logic;

•	116,000 square feet in Buenos Aires, Argentina, utilized substantially for the operations of Medix.

Leased Facilities:

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2014, that is utilized substantially for the operations of Olympic Medical;

•	12,000 square feet in Clackamas, Oregon, pursuant to a lease that expires in April 2014, that is utilized substantially for the operations of Neurocom;

•	10,600 square feet in Denver, Colorado, pursuant to a lease that expires in March 2014, that is utilized for the operations of Embla;

•	4,500 square feet in Hauppauge, New York, pursuant to a lease that expires in March 2017, that is utilized substantially for the operations of Neometrics;

•	11,075 square feet and 10,200 square feet, both in Buffalo, New York, pursuant to leases that expire in February, 2018 and February 2012, respectively, that are utilized for warehousing;

•	7,500 square feet in Ottawa, Canada, pursuant to a lease that expires in February 2016, that is utilized substantially for neurology research and development;

•	6,500 square feet in Amsterdam, Netherlands, pursuant to a lease that expires in September 2014 that is utilized substantially for the European warehousing operations of Embla;

•	48,000 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six-month notice that is utilized for the operations of Alpine Biomed;

•

43,000 square feet in Planegg and 27,000 square feet in Munich, both in Germany , pursuant to leases that expire in December 2021 and March 2012, respectively, that are utilized substantially for the operations of Fischer-Zoth, Schwarzer Neurology, and Alpine Biomed sales; and

•

1,000 square feet in Paris and 7,500 square feet in Bordeaux, both in France, pursuant to leases that expire in July 2013, and March 2012, respectively, that are utilized substantially for the operations of Deltamed and Alpine Biomed sales

ITEM 3.	Legal Proceedings

We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We are not currently involved in any legal or administrative proceedings that we believe are likely to have a material effect on our business, financial condition, or results of operations, although we cannot be assured of the outcome of such matters.

ITEM 4.	Mine Safety Disclosures

The disclosure required by this item is not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Global Select Market under the symbol “BABY”. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2011:
Fourth Quarter	$9.89	$7.43
Third Quarter	15.80	9.05
Second Quarter	17.50	14.90
First Quarter	17.00	13.12

Fiscal Year Ended December 31, 2010:
Fourth Quarter	$15.18	$12.91
Third Quarter	16.58	11.75
Second Quarter	17.93	15.41
First Quarter	15.91	12.82

As of March 7, 2012, there were 29,444,772 shares of our common stock issued and outstanding and held by approximately 42 stockholders of record. We estimate that there are approximately 7,400 beneficial owners of our common stock.

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

The following graph shows a comparison, from January 1, 2006 through December 31, 2011, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2006	2007	2008	2009	2010	2011
Natus Medical Inc.	Return %		16.49	(33.08)	14.21	(4.12)	(33.50)
	Cum $	$100.00	116.49	77.96	89.04	85.37	56.77
NASDAQ Composite-Total Returns	Return %		10.65	(39.98)	45.36	18.15	(0.79)
	Cum $	$100.00	110.65	66.42	96.54	114.06	113.16
S&P 500 Health Care Equipment Index	Return %		5.15	(27.63)	28.75	(2.70)	(0.76)
	Cum $	$100.00	105.15	76.09	97.97	95.32	94.60

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 and for each of the years in the five-year period ended December 31, 2011, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated statements of operations data for the years ended

December 31, 2008 and 2007 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2011	2010		2009		2008		2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data (a):
Revenue	$232,652	$218,665		$166,425		$161,831		$118,269
Cost of Revenue	101,776	88,698		66,077		61,332		42,704

Gross profit	130,876	129,957		100,348		100,499		75,565

Operating expenses:
Marketing and selling	62,989	54,857		45,304		39,998		28,024
Research and development	25,562	21,283		16,732		15,520		15,645
General and administrative	32,880	35,986		22,979		19,808		15,214
Goodwill impairment charge (b)	20,000	—		—		—		—
Acquired in-process research and development (c)	—	—		—		—		300

Total operating expense	141,431	112,126		85,015		75,326		59,183

Income (loss) from operations	(10,555)	17,831		15,333		25,173		16,382
Other income (expense), net	(230)	(118)		1,750		2,142		101

Income (loss) before provision for income taxes	(10,785)	17,713		17,083		27,315		16,483
Provision for income tax expense (d)	912	5,794		5,701		9,223	(d)	6,417

Net income (loss)	$(11,697)	$11,919		$11,382		$18,092	(d)	$10,066

Earnings (loss) per share:
Basic	$(0.41)	$0.42		$0.41		$0.72	(d)	$0.47

Diluted	$(0.41)	$0.41		$0.40		$0.68	(d)	$0.44

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	28,565	28,092		27,651		25,278		21,600
Diluted	28,565	29,217		28,476		26,557		22,815

	December 31,
	2011	2010		2009		2008		2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$32,816	$29,388		$33,551		$56,915		$11,916
Working capital	90,516	84,732	(d)	75,207	(d)	97,593	(d)	19,448
Total assets	314,315	331,047		292,090		258,158		190,353
Long-term debt (including current portion)	898	893		1,109		1,228		36,816
Total stockholders’ equity	257,728	264,065	(d)	244,367	(d)	227,122	(d)	116,007

(a)

Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: Xltek in November 2007, Sonamed in May 2008, Schwarzer Neurology in July 2008, Neurocom in October 2008, Hawaii Medical in July 2009, Alpine Biomed in September 2009, Medix in October 2010, and Embla in September 2011.

(b)	The $20 million goodwill impairment charge is related to our European reporting unit.

(c)	Acquired in-process research and development charges in 2007 are associated with our acquisition of Xltek.

(d)	Includes the effect of correction of the provision for income taxes and taxes payable of $810,000 in 2008. Refer to Note 14, Income Taxes in our Consolidated Financial Statements contained herein.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2011 Overview. A summary of key information concerning the financial results for 2011 and changes from 2010.

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, and Embla in 2011. We expect to continue to pursue opportunities to acquire other businesses in the future.

Year 2011 Overview

We dealt with a number of challenges in 2011 that impacted our operating results. Our operations and financial performance depend significantly on economic conditions in the United States and Europe. The U.S. economy is experiencing a slow economic recovery from recessionary economic conditions and we believe that concerns about the viability of the recovery impact hospital spending. The European Union continues to struggle with an unprecedented sovereign debt crisis that has impacted healthcare spending by ministries of health within the Union.

Our consolidated revenue increased $14.0 million for the year ended December 31, 2011 compared to 2010. Embla, acquired in 2011, and Medix, acquired in 2010, contributed $26.3 million of incremental revenue in 2011. We experienced revenue declines across other business units in the United States, Europe, and Canada in 2011.

We spent $2.8 million on restructuring activities to improve efficiencies in operations and eliminate redundant costs from our recent acquisitions.

We acquired Embla in September 2011 for $16.6 million in cash. Embla, based in Denver, Colorado, develops, manufactures and sells devices focused on diagnostic sleep analysis (Polysomnography or PSG) with products sold into hospitals and dedicated sleep labs as well as home testing devices.

We recorded a $20 million goodwill impairment charge as of the October 1, 2011 measurement date. Our impairment analysis was impacted primarily by the significant decrease in the market capitalization of the Company as of the measurement date and the continuing deterioration of economic conditions in the fourth quarter 2011 within member states of the European Union.

We do not believe that our markets have yet returned to the level of activity that prevailed prior to the commencement of the credit crisis in the third quarter of 2008 that precipitated the global economic crisis. As a result of cost containment and other measures we have implemented, and our recent acquisitions, we believe that we continue to be well-positioned to capitalize on improving markets when and if economic conditions improve.

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

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step process. In the first analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first analysis indicates that the carrying value exceeds the fair value, a second analysis is performed to determine the amount of the goodwill impairment loss, if any.

In step two of the impairment test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

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

For the test as of the October 1, 2011 measurement date we determined that the carrying amount of our European reporting unit exceeded its fair value, indicating a potential goodwill impairment existed. Having determined the goodwill of the European reporting unit was potentially impaired, we performed step two of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to its assets and liabilities other than goodwill and comparing the residual value to the carrying amount of goodwill. As a result, during the fourth quarter of 2011, we recorded an impairment charge of $20.0 million related to the European reporting unit.

Key assumptions used to determine the fair value of each reporting unit as of the annual testing date of October 1 were: (i) expected cash flow for the period from October 1, 2011 to December 31, 2021; and (ii) discount rates for its business units ranging from 12% to 15%, which were based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

As of October 1, 2011, if forecasted earnings before interest, taxes, depreciation and amortization within the discounted cash flow analysis had been 10% lower than estimated for each reporting unit except the European reporting unit and all other assumptions were held constant, the goodwill impairment test would have resulted in the same conclusion. As of October 1, 2011, if the discount rates applied in the Company’s analysis had been 100 basis points higher than estimated for each reporting unit and all other assumptions were held constant, the goodwill impairment test would have resulted in the same conclusion.

As of October 1, 2011, the fair value of our South America reporting unit was 16% higher than its carrying value under step one of the goodwill impairment analysis. Goodwill allocated to this reporting unit is $4.4 million. A future decline in the market capitalization of Natus and/or a decline in the present value of the projected discounted cash flows of the reporting unit under revised inputs could result in an impairment charge in the future. Such impairment may be difficult to measure in interim reporting periods because of the nature of the South America reporting unit’s business cycles.

Future changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units and could result in additional impairment of goodwill.

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

	Percent of Revenue
	Years Ended December 31,
	2011	2010	2009
Revenue	100.0%	100.0%	100.0%
Cost of revenue	43.7	40.6	39.7

Gross profit	56.3	59.4	60.3

Operating expenses:
Marketing and selling	27.1	25.1	27.2
Research and development	11.0	9.7	10.0
General and administrative	14.1	16.5	13.8
Goodwill impairment charge	8.6	—	—

Total operating expenses	60.8	51.3	51.0

Income (loss) from operations	(4.5)	8.1	9.3
Other income (expense), net	(0.1)	(0.1)	1.0

Income (loss) before provision for income tax	(4.6)	8.0	10.3
Income tax provision	0.4	2.6	3.4

Net income (loss)	(5.0)%	5.4%	6.9%

Acquisitions

We completed four significant acquisitions during 2011, 2010 and 2009, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2011, 2010 and 2009.

•	Embla—Completed on September 15, 2011. Embla reported revenue of approximately $29.7 million during its last completed fiscal year prior to the acquisition.

•	Medix—Completed on October 12, 2010. Medix reported revenue of approximately $25.2 million during its last completed fiscal year prior to the acquisition

•	Alpine Biomed—Completed on September 14, 2009. Alpine Biomed reported revenue from its neurology business of approximately $38.1 million during its last completed fiscal year prior to the acquisition.

•	Hawaii Medical—Completed on July 2, 2009. Hawaii Medical reported revenue of approximately $3.2 million during its last completed fiscal year prior to the acquisition.

The pre-acquisition revenue of our acquired companies may not be indicative of their contribution to revenue in the future.

Comparison of 2011 and 2010

Operating Results

Because our acquisitions have been significant, we measure the contribution to consolidated revenue of the businesses we acquire. We also analyze our revenue as coming from two sources: devices and systems, and supplies and services. We report freight revenue separate from these two sources.

For the year ended December 31, 2011, our consolidated revenue increased by $14.0 million, to $232.7 million, compared to $218.7 million for the year ended December 31, 2010. The increase was attributable to our recent acquisitions. Embla, acquired in September 2011, contributed $10.9 million of revenue in 2011. Medix, acquired in September 2010, contributed $22.6 million of revenue in 2011, compared to $7.2 million of revenue in 2010, or an increase of $15.4 million. Together, Embla and Medix contributed to $26.3 million of incremental revenue for the year ended December 31, 2011. Revenue from our products other than Embla and Medix decreased by $12.3 million in 2011, compared to 2010.

Revenue from our neurology products increased $9.5 million to $107.4 million in the year ended December 31, 2011, compared to $97.9 million in 2010. Revenue from our neurology products, other than Embla products, decreased by $1.4 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. This decline in revenue was primarily attributable to weak economic conditions in Europe. Revenue from our newborn care products increased by $13.5 million to $56.1 million in 2011, compared to $42.6 million in 2010. Revenue from our newborn care products, other than Medix products, decreased by $1.9 million in 2011, compared to 2010. During 2010 we received two large orders for our newborn care products from the ministries of health in Saudi Arabia and Iraq totaling $2.8 million; we received no similar orders in 2011. Revenue from our hearing products declined $9.4 million to $60.4 million in the year ended December 31, 2011, compared to $69.8 million in 2010. During 2010, we received three large orders for our newborn hearing screening products from the ministries of health in Saudi Arabia, Australia, and Canada totaling $5.5 million, and several large orders of lesser magnitude from three countries in Europe; we received no similar orders in 2011. In addition, early in 2011 a private-label customer of our newborn hearing screening products discontinued sales of this product line on our behalf.

Revenue from devices and systems was $148.8 million in 2011, representing an increase of 10% or $14.0 million, from $134.8 million reported in 2010. Revenue from supplies and services was $80.1 million in both 2011 and 2010.

Revenue from devices and systems was 64% of consolidated revenue in 2011 compared to 62% of total revenue in 2010, and revenue from supplies and services was 34% of total revenue in 2011 compared to 37% of revenue in 2010. Freight revenue of $3.8 million in 2011 and $3.6 million in 2010 represented 2% of total revenue in both 2011 and 2010.

No single customer accounted for more than 10% of our revenue in either 2011 or 2010. Revenue from domestic sales increased 3% to $131.1 million in 2011, from $126.9 million in 2010. Revenue from international sales increased 11% to $101.6 million in 2011, compared to $92.0 million in 2010. Revenue from domestic sales was 56% of total revenue in 2011, compared to 58% in 2010, and revenue from international sales was 44% of total revenue in 2011 compared to 42% of revenue in 2010. The changes in the percentages from 2011 to 2010 resulted primarily from the contributions of Medix whose sales are primarily in South America and related international markets and Embla with significant business in Europe.

Our cost of revenue increased $13.1 million, or 15%, to $101.8 million in 2011, from $88.7 million in 2010. The increase was due mainly to our increased sales. Gross profit increased $919,000, or 1%, to $130.9 million in 2011 from $130.0 million in 2010. Gross profit as a percentage of revenue was 56% in 2011 compared with 59% in 2010, reflecting higher trade materials and manufacturing overhead costs coupled with lower gross profit margins of our Medix division, which we owned for only three months in 2010. Medix realized a gross profit much lower than our consolidated average during 2011 because 44% of its revenue was generated through products that it sells in Argentina as a distributor for other companies.

Total operating costs increased $29.3 million, or 26%, to $141.4 million in 2011, from $112.1 million in 2010. We recorded a $20.0 million goodwill impairment charge related to our European reporting unit, representing 68% of the increase in total operating costs. The operations of Embla and Medix contributed to a $12.8 million increase in operating costs, offset by a reduction in the fair value of a contingent liability associated with the acquisition of Medix and a decrease in incentive compensation associated with lower earnings.

Our marketing and selling expenses increased $8.1 million, or 15%, to $63.0 million in 2011, from $54.9 million in 2010. The operations of Embla and Medix contributed to $6.0 million of the increase and the remainder of the increase was primarily related to higher sales commission and sales related costs associated with the increase in our revenue and a $700,000 impairment charge relating to tradenames in 2011 compared with a $300,000 impairment of tradenames in 2010. Marketing and selling expenses as a percent of total revenue increased to 27 % in 2011, from 25% in 2010.

Our research and development expenses increased $4.3 million, or 20%, to $25.6 million in 2011 from $21.3 million in 2010. The operations of Embla and Medix contributed to $2.9 million of research and development expense coupled with costs in sustaining engineering to improve existing products. Research and development expenses as a percent of total revenue increased to 11% in 2011 from 10% in 2010.

Our general and administrative expenses decreased $3.1 million, or 9%, to $32.9 million in 2011 from $36.0 million in 2010. General and administrative expenses as a percent of revenue decreased from 16.5% in 2010 to 14.1% in 2011. The operations of Embla and Medix contributed to $4.0 million of general and administrative expenses offset by a reduction in the fair market value of a contingent liability associated with the acquisition of Medix in the amount of $2.0 million, lower restructuring and severance related costs of $544,000 in 2011 compared to 2010 and the remainder attributed to lower incentive compensation associated with lower earnings in 2011 compared to 2010.

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(230,000) in 2011, compared to $(118,000) in 2010. Investment income of $28,000 in 2011 was $8,000 less than the amount reported for 2010 reflecting lower interest rates. We reported $141,000 of foreign currency exchange losses in 2011 versus $521,000 of foreign exchange losses in 2010 due primarily to the dollar strengthening against the euro. Interest expense was $268,000 in 2011 compared to$128,000 in 2010 due primarily to short-term borrowings at Medix.

We recorded income tax expense of $912,000 in 2011 even though we reported a pre-tax loss of approximately $10.8 million, because only $1.6 million of the $20 million goodwill impairment charge is expected to be deductible for tax purposes. We reported $5.8 million of income tax expense in 2010, representing an effective tax rate of approximately 33%.

Comparison of 2010 and 2009

Operating Results

Our consolidated revenue increased $52.2 million for the year ended December 31, 2010 compared to 2009, primarily as a result of improving economic conditions. Revenue increased across all of our business units. The companies that were acquired in 2009, Alpine Biomed and Hawaii Medical, contributed to $22.7 of incremental revenue in 2010, while Medix, that was acquired in 2010, contributed to $7.1 million of revenue in 2010. Revenue from our hearing products increased $3.4 million, while revenue from our existing neurology and newborn care products increased by $19.0 million.

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

Our general and administrative expenses increased $13.0 million, or 57%, to $36.0 million in 2010 from $23.0 million in 2009. General and administrative expenses as a percent of revenue increased from 13.8% in 2009 to 16.5% in 2010. $3.5 million of the increase in general and administrative expenses was attributable to the operations of Alpine Biomed and Medix. We recorded a restructuring charge of $3.1 million and other severance related costs of $842,000 for which there were no comparable costs in 2009. Other expenses exclusive of those associated with Alpine Biomed, Medix, restructuring and severance related costs were $5.6 million higher in 2010 compared to 2009, which resulted primarily from increased payroll and related benefit costs, professional fees, travel and outside consulting costs.

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

Comparison of 2011 and 2010

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

As of December 31, 2011, we had cash and cash equivalents of $32.8 million, stockholders’ equity of $257.7 million, and working capital of $90.5 million, compared with cash, cash equivalents and short-term investments of $29.4 million, stockholders’ equity of $264.1 million, and working capital of $84.7 million as of December 31, 2010.

As of December 31, 2011, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $24.3 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed the acquisition of Embla at the end of the third quarter of 2011, one acquisition in 2010, two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We have a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during 2011 and there was no balance outstanding under the facility at December 31, 2011. We have no other significant credit facilities.

Cash provided by operations increased by $11.1 million for the year ended December 31, 2011 to $22.6 million, compared to $11.5 million in 2010. The sum of our net income (loss) and certain non-cash expense items, such as reserves, depreciation and amortization, goodwill and intangible asset impairment charges, and share based compensation was approximately $29.0 million in 2011, compared to $27.6 million in 2010. The aggregate impact of changes in certain operating assets and liabilities was a cash outflow of $6.4 million in 2011 compared to a cash outflow of $16.1 million in 2010, in particular accounts receivable, inventories and accounts payable and accrued expenses.

Cash used in investing activities was $19.4 million for the year ended December 31, 2011, compared to $17.9 million in 2010. We used $4.2 million of cash each year to acquire property and equipment, during the years ended December 31, 2011 and 2010, respectively. We used $15.1 million of cash to acquire businesses during the year ended December 31, 2011 compared with $13.4 million during the year ended December 31, 2010. During the year ended December 31, 2011 we capitalized $666,000 of internal use software development costs compared with $344,000 in 2010. In addition, we sold $1.0 million of marketable securities in 2011 and purchased and sold $975,000 of marketable securities during the year ended December 31, 2010.

Cash provided by financing activities was $1.7 million in the years ended December 31, 2011 and 2010. We received cash from sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $2.3 million and $2.5 million in the years ended December 31, 2011 and 2010, respectively. In 2011 our after-tax cost of stock-based compensation was $160,000 more than the tax benefit we received from those arrangements, compared with an excess tax benefit of $551,000 in 2010 on the exercise of employee stock options. These amounts were recorded as a decrease to stockholders’ equity in 2011 and as an increase to stockholders’ equity in 2010. We repaid $3.0 million and $1.4 million under term loan agreements in the years ended December 31, 2011 and 2010, respectively.

Comparison of 2010 and 2009

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office equipment and term loans. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$17,663	$16,299	$728	$286	$350
Operating lease obligations	213	96	115	2	—
Long-term debt (including current portion and interest)	957	220	737	—	—

Total	$18,833	$16,615	$1,580	$288	$350

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2011. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2011.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2011, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2011. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2011. We had no other off-balance sheet arrangements during any of fiscal 2011, 2010 or 2009 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, other than the correction discussed in the preceding paragraph, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, except per share)
Revenue	$64,111	$51,338	$58,095	$59,108	$63,170	$53,179	$53,031	$49,275
Cost of revenue	28,611	23,765	25,028	24,372	25,998	21,757	21,532	19,411

Gross profit	35,500	27,573	33,067	34,736	37,172	31,422	31,499	29,864
Gross profit percentage	55.4%	53.7%	56.9%	58.8%	58.8%	59.1%	59.4%	60.6%
Operating expenses:
Marketing and selling	18,171	14,688	15,754	14,376	14,523	12,817	13,553	13,964
Research and development	6,985	6,119	6,171	6,287	6,095	4,820	5,238	5,130
General and administrative	8,053	7,809	7,986	9,032	9,111	8,074	7,791	11,010
Goodwill impairment charge	20,000	—	—	—	—	—	—	—

Total operating expenses	53,209	28,616	29,911	29,695	29,729	25,711	26,582	30,104

Income (loss) from operations	(17,709)	(1,043)	3,156	5,041	7,443	5,711	4,917	(240)
Other income (expense), net	(202)	186	(69)	(145)	(127)	(176)	240	(55)

Income (loss) before provision (benefit) for income tax	(17,911)	(857)	3,087	4,896	7,316	5,335	5,157	(295)
Provision (benefit) for income tax	(595)	(1,011)	726	1,792	2,067	1,898	1,793	36

Net income (loss)	$(17,316)	$154	$2,361	$3,104	$5,249	$3,637	$3,364	$(331)

Earnings (loss) per share:
Basic	$(0.61)	$0.01	$0.08	$0.11	$0.19	$0.12	$0.12	$(0.01)

Diluted	$(0.61)	$0.01	$0.08	$0.11	$0.18	$0.12	$0.12	$(0.01)

Weighted average shares used in the calculation of net earnings (loss) per share:
Basic	28,565	28,643	28,439	28,346	28,303	28,212	27,809	27,829
Diluted	28,565	29,387	29,739	29,513	29,297	29,261	29,110	27,829

We acquired Embla in September 2011 and Medix in October 2010. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Our chief executive officer and chief financial officer determined that as of December 31, 2011 our disclosure controls and procedures were effective for the purpose set forth above.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15-(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

We excluded from our assessment the internal control over financial reporting at Embla Systems LLC (“Embla”), which was acquired on September 15, 2011, whose financial statements constitute 7% of total assets and 5% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements and financial statement schedule included in this annual report. They also audited the effectiveness of our internal control over financial reporting as of December 31, 2011 as stated in their report included in this annual report.

(b) Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the internal control over financial reporting of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Embla Systems LLC (“Embla”) which was acquired on September 15, 2011, whose financial statements constitute 7% of total assets and 5% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Embla. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule at Item 15(a)(2) of this annual report as of and for the year ended December 31, 2011 of the Company and our report dated March 14, 2012 expressed an unqualified opinion on those financial statements and the financial statement schedule and included an explanatory paragraph relating to the adoption of new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

March 14, 2012

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our 2012 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan and our 2011 Employee Stock Purchase Plan as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,846,391	$11.57	4,389,326
Equity compensation plans not approved by security holders	—	—	—

Total	3,846,391	$11.57	4,389,326

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2012 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2012 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2012 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2012 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$1,643	$—	$—	$(702)	$941
Accrued warranty costs	$696	$1,244	$1,468	$(1,251)	$2,157
Year ended December 31, 2010
Allowance for doubtful accounts	$1,515	$—	$592	$(464)	$1,643
Accrued warranty costs	$694	$43	$331	$(372)	$696
Year ended December 31, 2009
Allowance for doubtful accounts	$1,056	$—	$1,207	$(748)	$1,515
Accrued warranty costs	$1,076	$44	$542	$(968)	$694

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.5.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.6*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.7*	2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.7.1*	Form of Stock Option Award Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.7.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.7.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.8*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.8.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12*	Form of Employment Agreement between Natus Medical Incorporated and John T. Buhler dated February 14, 2011	10-Q	10.1	000-33001	05/06/2011

10.22	Second Amended and Restated Credit Agreement dated as of April 22, 2010 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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

Dated: March 14, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ James B. Hawkins (James B. Hawkins)	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012

/s/ Steven J. Murphy (Steven J. Murphy)	Vice President Finance & Chief Financial Officer(Principal Financial and Accounting Officer)	March 14, 2012

/s/ Robert A. Gunst (Robert A. Gunst)	Chairman of the Board of Directors	March 14, 2012

/s/ Doris Engibous (Doris Engibous)	Director	March 14, 2012

/s/ Ken Ludlum (Ken Ludlum)	Director	March 14, 2012

/s/ Mark D. Michael (Mark D. Michael)	Director	March 14, 2012

/s/ William M. Moore (William M. Moore)	Director	March 14, 2012

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board related to the presentation of comprehensive income (loss).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 14, 2012

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$32,816	$28,383
Short-term investments	—	1,005
Accounts receivable, net of allowance for doubtful accounts of $941 and $1,643	55,260	54,782
Inventories	33,389	37,627
Prepaid expenses and other current assets	4,743	4,954
Deferred income tax	5,025	2,192

Total current assets	131,233	128,943
Property and equipment, net	25,350	23,408
Intangible assets	70,411	69,428
Goodwill	80,375	96,819
Other assets	6,946	12,449

Total assets	$314,315	$331,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,365	$21,684
Current portion of long-term debt	188	156
Accrued liabilities	16,560	17,627
Deferred revenue	7,604	4,744

Total current liabilities	40,717	44,211
Long-term liabilities
Other liabilities	7,658	8,076
Long-term debt	710	737
Deferred income tax	7,502	13,958

Total liabilities	56,587	66,982

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding: 29,439,272 in 2011 and 28,922,667 in 2010	267,499	258,872
Retained earnings	7,170	18,867
Accumulated other comprehensive (loss)	(16,941)	(13,674)

Total stockholders’ equity	257,728	264,065

Total liabilities and stockholders’ equity	$314,315	$331,047

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue	$232,652	$218,655	$166,425
Cost of revenue	101,776	88,698	66,077

Gross profit	130,876	129,957	100,348

Operating expenses:
Marketing and selling	62,989	54,857	45,304
Research and development	25,562	21,283	16,732
General and administrative	32,880	35,986	22,979
Goodwill impairment charge	20,000	—	—

Total operating expenses	141,431	112,126	85,015

Income (loss) from operations	(10,555)	17,831	15,333
Other income (expense), net	(230)	(118)	1,750

Income (loss) before provision for income tax	(10,785)	17,713	17,083
Provision for income tax	912	5,794	5,701

Net income (loss)	$(11,697)	$11,919	$11,382

Foreign currency translation adjustment	(3,267)	(719)	685

Comprehensive income (loss)	$(14,964)	$11,200	$12,067

Net income (loss) per share:
Basic	$(0.41)	$0.42	$0.41

Diluted	$(0.41)	$0.41	$0.40

Weighted average shares used in the calculation of net income (loss) per share:
Basic	28,565	28,092	27,651

Diluted	28,565	29,217	28,476

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2008, as reported	27,993,181	$245,196	$(5,244)	$(13,640)	$226,312
Prior period adjustment (See Note 14)			810		810

Balances, December 31, 2008, as corrected	27,993,181	245,196	(4,434)	(13,640)	227,122
Tax expense of option exercises		(159)			(159)
Issuance of restricted stock	305,200
Employee stock purchase plan	81,624	729			729
Compensation expense for stock options		4,260			4,260
Exercise of stock options	34,224	348			348
Foreign currency translation adjustment				685	685
Net income			11,382		11,382

Balances, December 31, 2009	28,414,229	250,374	6,948	(12,955)	244,367
Tax expense of options exercises		551			551
Vesting of restricted stock units	8,750	31			31
Issuance of restricted stock	209,600
Employee stock purchase plan	68,050	866			866
Compensation expense for stock options		5,399			5,399
Exercise of stock options	222,038	1,651			1,651
Foreign currency translation adjustment				(719)	(719)
Net income			11,919		11,919

Balances, December 31, 2010	28,922,667	258,872	18,867	(13,674)	264,065
Tax expense of options exercises		(160)			(160)
Vesting of restricted stock units	21,375
Issuance of restricted stock	216,162
Employee stock purchase plan	84,414	859			859
Compensation expense for stock options		6,468			6,468
Exercise of stock options	194,654	1,460			1,460
Foreign currency translation adjustment				(3,267)	(3,267)
Net income (loss)			(11,697)		(11,697)

Balances, December 31, 2011	29,439,272	$267,499	$7,170	$(16,941)	$257,728

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$(11,697)	$11,919	$11,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	(358)	592	1,137
Excess tax (benefit)/expense on the exercise of stock options	160	(551)	159
Depreciation and amortization	10,021	9,156	7,884
Goodwill impairment charge	20,000	—	—
Impairment of intangible assets	700	300	—
(Gain)/loss on disposal of property and equipment	267	452	(29)
Warranty reserve	1,468	331	542
Change in fair value of contingent obligation	2,000	—	(600)
Share-based compensation	6,468	5,399	4,260
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	3,605	(3,231)	683
Inventories	3,958	(8,181)	25
Other assets	714	(1,161)	(34)
Accounts payable	(7,062)	(5,478)	457
Accrued liabilities	(7,411)	(448)	380
Deferred revenue	2,112	723	(153)
Deferred taxes	(2,350)	1,704	495

Net cash provided by operating activities	22,595	11,526	26,588

Investing activities:
Acquisition of businesses, net of cash acquired	(15,072)	(13,415)	(47,222)
Acquisition of property and equipment	(4,180)	(4,152)	(2,609)
Acquisition of intangible assets Acquisition of intangibles	(825)	(344)	(1,003)
Purchases of long-term investments	(300)	—	—
Purchases of short-term investments	—	(975)	(965)
Sales of short-term investments	1,005	975	—

Net cash used in investing activities	(19,372)	(17,911)	(51,799)

Financing activities:
Proceeds from stock option exercises and ESPP	2,319	2,548	1,077
Excess tax benefit (expense) on the exercise of stock options	(160)	551	(159)
Proceeds from short term borrowings	2,553	—	—
Payments on borrowings	(3,013)	(1,403)	(429)

Net cash provided by financing activities	1,699	1,696	489

Exchange rate effect on cash and cash equivalents	(489)	486	393

Net increase (decrease) in cash and equivalents	4,433	(4,203)	(24,329)
Cash and cash equivalents, beginning of year	28,383	32,586	56,915

Cash and cash equivalents, end of year	$32,816	$28,383	$32,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$114	$130	$153

Cash paid for income taxes	$1,878	$5,050	$957

Non-cash investing activities:
Contingent earnout obligations classified as liabilities	$—	$2,000	$—

Fixed assets included in accounts payable	$174	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009; Medix in 2010 and Embla in 2011.

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

Years Ended December 31, 2011, 2010 and 2009

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Group Purchasing Organizations (“GPO”s), negotiate volume purchase prices for member hospitals, group practices, and other clinics. Our agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

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

Cash Equivalents—All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Short-Term Investments—Fixed-rate guaranteed investment contracts with a commercial bank with a maturity of one year, valued at cost plus accrued interest that approximates fair value, are classified as short-term investments.

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

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term debt. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities. The carrying amount of long-term debt approximates fair value as determined by reference to market rates available to us for debt with similar terms and conditions.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Investments—Investments that do not have readily determinable fair value are stated at cost and are reported in other assets.

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

Intangible assets with definite lives are amortizing using the straight-line and graded methods over periods ranging from five to 20 years.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step process. In the first analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first analysis indicates that the carrying value exceeds the fair value, a second analysis is performed to determine the amount of the goodwill impairment loss, if any.

In step two of the impairment test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

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

Share-Based Compensation—We recognize share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 11.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Foreign Currency—The functional currency of our foreign subsidiaries is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation exchange adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive income (loss). We recorded $(3.3) million, $(719,000), and $685,000 of foreign currency translation adjustments for the years ended December 31, 2011, 2010 and 2009, respectively. We changed the functional currency of Xltek from the Canadian dollar to the U.S. Dollar on January 1, 2009.

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2011, 2010 and 2009, net foreign currency transactions gains and (losses) were $(141,000), $(521,000), and $520,000, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the US Dollar, Canadian Dollar, Euro, Argentine Peso and Danish Kroner.

Comprehensive Income—We report by major components and as a single total the change in our net assets during the period from non-owner sources in accordance with ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income (loss) has been included with the consolidated statements of operations. Accumulated other comprehensive income (loss) consists of translation gains and losses on foreign subsidiary financial statements.

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

For the year ended December 31, 2011, common stock equivalents of 959,159 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the year ended December 31, 2010, common stock equivalents of 1,125,006 were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,090,401 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2009, common stock equivalents of 824,516 were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,168,704 shares were excluded from the calculation because of their anti-dilutive effect.

Certain Significant Risks and Uncertainties—Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents, accounts receivable, and long-term debt. Cash and cash equivalents consist primarily of cash in bank accounts and investments in money market funds. To minimize our exposure to credit risk, our short-term investments consists exclusively of highly liquid, investment-grade financial instruments.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

We sell our products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2011, 2010 or 2009.

Recent Accounting Pronouncements

Intangibles Goodwill and Other    In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this standard is not expected to have an impact on our financial position, results of operations, or cash flows.

Intangibles—Goodwill and Other    In December 2010, the FASB issued amended guidance related to Intangibles – Goodwill and Other. The amendments modify step one of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

Comprehensive Income    In June 2011, the FASB issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred indefinitely the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income. The new guidance is effective for fiscal years beginning after December 15, 2011. We adopted the disclosure provisions of this standard early on a retrospective basis. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of single, continuous Statements of Consolidated Operations and Other Comprehensive Income (Loss).

Fair Value Measurements    In May 2011, the FASB issued amended guidance related to Fair Value Measurements. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

their staffs, reflected in this amendment, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the new disclosure requirements for its annual report for the year ended December 31, 2011. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows.

2— BUSINESS COMBINATIONS

Common

The assets acquired and liabilities assumed at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determine the fair value by applying established valuation techniques, based on information that management believes to be relevant to this determination. The Company also utilizes independent third parties to assist in the valuation of goodwill, intangible assets, and real estate.

The results of operations of our acquisitions are included in the consolidated financial statements from the date of the acquisition.

Embla Systems LLC

We acquired Embla Systems LLC (“Embla”) on September 15, 2011 pursuant to an Equity Purchase Agreement. Embla, with corporate headquarters in Denver, Colorado develops, manufactures, and sells devices focused on diagnostic sleep analysis (Polysomnography or PSG) with products sold into the hospital and dedicated sleep lab as well as home sleep testing devices. The acquisition broadened our existing PSG product offerings and allows us to further leverage our existing sales channels both in the United States and internationally.

The Company acquired all of the capital stock of Embla for $16.1 million in cash at closing, excluding direct costs of the acquisition. The Company paid an additional $472,000 of purchase consideration in October 2011 pursuant to a purchase price adjustment clause in the purchase agreement tied to Embla cash as of the purchase date. A total of $315,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$887
Accounts receivable	4,393
Inventories	4,180
Prepaid and other assets	544
Deferred income tax	534
Identifiable intangible assets:
Core Technology	600
Developed Technology	1,200
Customer-related	2,900
Tradenames	3,500
In-Process Research and Development	100
Property and equipment	101
Goodwill	3,838
Accounts payable	(2,396)
Accrued expenses	(2,658)
Deferred income tax	(134)
Deferred revenue	(1,017)

Total purchase price	$16,572

Valuing certain components of the acquisition, including primarily accounts receivable, inventory, deferred taxes, accrued warranty costs, accounts payable, other accrued expenses and deferred revenue required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to Goodwill.

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) technology of $1.8 million assigned an average economic life of 18 years being amortized on the straight line method, (ii) customer-related intangible assets of $2.9 million assigned an economic life of 14 years being amortized on the straight line method, and (iii) tradenames of $3.5 million that have an indefinite life and are not being amortized.

IPR&D.    A portion of the purchase price was allocated to in-process research and development (“IPR&D”) in the amount of $100,000. The fair value of the IPR&D was determined through estimates and valuation techniques through an analysis of data provided by Embla concerning developmental products, their stage of development, the time and resources needed to complete them, their expected income generating ability and associated risks. IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D will be tested for impairment annually or when impairment indicators are present.

Goodwill.    Approximately $3.8 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This goodwill is expected to be non-deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Deferred income tax.    A preliminary estimate of $534,000 has been allocated to non-current deferred tax assets and $134,000 has been allocated to non-current deferred tax liabilities, which results primarily from investment tax credits and a portion of customer-related intangible assets.

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the twelve months ended December 31, 2011 and 2010 are presented as if the acquisition of Embla had occurred on January 1, 2010:

Unaudited Proforma Financial Information

(in thousands)

	December 31,
	2011	2010
Revenue	$252,754	$248,327
Income (loss) from operations	$(9,806)	$17,834

The unaudited proforma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the proforma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Embla’s revenue of $10.9 million and income from operations of $2.0 million are included in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the period from September 15, 2011 (acquisition date) to December 31, 2011.

For purposes of preparing the unaudited proforma financial information for the year ended December 31, 2011, Embla’s Consolidated Statement of Income for the period January, 1, 2011 through September 15, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the period January 1, 2011 through December 31, 2011 which included the results of Embla from the date of acquisition. For purposes of preparing the unaudited proforma financial information for the year ended December 31, 2010, Embla’s Statement of Income for the year ended December 31, 2010 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010.

The unaudited proforma consolidated results reflect the historical information of Natus and Embla in 2011 and 2010, adjusted for the following pre-tax amounts:

•	Elimination of Embla’s historical intangible asset amortization expense (approximately $148,000 through December 31, 2011 and $210,000 in 2010).

•	Additional amortization expense related to Embla (approximately $225,000 through December 31, 2011 and $317,000 in 2010) related to the fair value of identifiable intangible assets acquired.

•	Decrease of Embla’s depreciation expense (approximately $279,000 through December 31, 2011 and $393,000 in 2010) related to the fair value adjustment to property and equipment acquired.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

•

Actual 2011 Embla acquisition related transaction costs of $315,000 were excluded from the 2011 proforma results above and included in the 2010 proforma as if these costs were incurred during the 2010 period.

•

Fair value adjustment relating to inventory of $163,000, of which $77,000 was sold from the acquisition date to December 31, 2011 and thus excluded from the 2011 proforma results above. The 2010 proforma included the entire $163,000 as if the inventory as of the acquisition date was entirely sold in the 2010 period.

Medix Industrial y Commercial S.A.

We acquired Medix Industrial y Commercial S.A. (“Medix”) on October 12, 2010 for $14.1 million in cash pursuant to an Agreement and Plan of Merger. Medix develops, manufactures, and sells devices for newborn care, primarily in Latin America. Medix, based in Argentina, manufactures incubators for use in hospital nurseries and NICU’s, transport incubators for use in ambulances and other emergency vehicles, infant warmers, and LED based phototherapy devices. Medix also acts as a distributor in Latin America for products of other companies. The acquisition broadened our product offerings, as we did not previously have an incubator product, and allows us to further leverage our existing sales channels both in the United States and internationally.

The Company is obligated to pay additional purchase consideration to the former shareholders of Medix related to revenue targets for the two twelve-month periods ending October 31, 2011 and 2012. At the time of the acquisition the Company recorded an estimate of the fair value of the contingent earnout obligation in the amount of $2.0 million based on future revenue projections of the Medix business under various potential scenarios applying weighted probability assumptions of their outcomes. As of December 31, 2011, the original estimate has been adjusted to zero as no payments are anticipated to be made against the contingent earnout obligation.

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$700
Accounts receivable	9,104
Inventories	8,190
Prepaid and other assets	128
Deferred income tax	152
Identifiable intangible assets:
Technology	1,600
Customer-related	2,300
Tradenames	1,000
Land and building	7,160
Other property and equipment	359
Goodwill	4,846
Accounts payable	(13,485)
Accrued expenses	(1,725)
Other liabilities	(1,791)
Contingent earnout obligation-short-term	(1,252)
Deferred income tax	(2,446)
Contingent earnout obligation-long-term	(748)

Total purchase price	$14,092

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

Deferred income tax.    Approximately $152,000 has been allocated to non-current deferred tax assets and $2.4 million has been allocated to non-current deferred tax liabilities, which results primarily from the fair market value assigned to various assets including intangibles, land, and building.

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the twelve months ended December 31, 2010 and 2009 are presented as if the acquisition of Medix had occurred on January 1, 2009:

Unaudited Proforma Financial Information

(in thousands)

	December 31,
	2010	2009
Revenue	$236,452	$205,032
Income from operations	$20,436	$18,624

The unaudited proforma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the proforma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

For purposes of preparing the unaudited proforma financial information for the year ended December 31, 2010, Medix’s Statement of Income for the period January 1, 2010 through October 11, 2010 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2010 which included the results of Medix from the date of acquisition. For purposes of preparing the unaudited proforma financial information for the year ended December 31, 2009, Medix’s Statement of Income for the year ended December 31, 2009 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009.

The unaudited proforma consolidated results reflect the historical information of Natus and Medix in 2010 and 2009, adjusted for additional amortization expense (approximately $294,000 through December 31, 2010 and $336,000 in 2009) related to the fair value of identifiable intangible assets acquired.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$1
Accounts receivable	8, 555
Inventories	1,928
Prepaid and other assets	973
Identifiable intangible assets:
Technology	6,500
Customer-related	5,300
Tradenames	4,000
Property and equipment	285
Goodwill	28,614
Deferred income tax	2,805
Accounts payable	(4,038)
Accrued expenses and other current liabilities	(6,170)
Deferred revenue	(916)
Deferred income tax	(3,040)
Other long-term liabilities	(1,632)

Total purchase price	$43,165

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

Goodwill.    Approximately $28.6 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. This goodwill is expected to be non-deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred tax assets (liabilities) / valuation allowance.    Approximately $2.8 million has been allocated to non-current deferred tax assets, and $3.0 million has been allocated to non-current deferred tax liabilities, which result primarily from amortizable intangible assets.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the twelve months ended December 31, 2009 is presented as if the acquisition of Alpine had occurred on the first day of the period presented for 2009:

Unaudited Proforma Financial Information

(in thousands)

December 31,
2009
Revenue	$189,116
Income from operations	$12,194

The unaudited proforma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the proforma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

For purposes of preparing the unaudited proforma financial information for the year ended December 31, 2009, Alpine’s neurology business unaudited Statement of Sales and Direct Operating Expenses for the period January 1, 2009 through September 13, 2009 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2009, which includes the results of Alpine from the date of the acquisition.

The unaudited proforma consolidated results reflect the historical information of Natus and Alpine in 2009, adjusted for the following pre-tax amounts:

•	Additional amortization expense of $443,000 related to the fair value of identifiable intangible assets acquired.

•	Elimination of Alpine’s historical intangible asset amortization expense of $1.2 million through December 31, 2009.

Hawaii Medical, LLC

We acquired Hawaii Medical, LLC (“Hawaii Medical”) on July 2, 2009 for $2.9 million in cash pursuant to an Agreement and Plan of Merger. Massachusetts based Hawaii Medical manufactures and markets single-use disposable products sold into the NICU and nursery in hospitals. During the third quarter 2009 we transitioned substantially all of the operations of Hawaii Medical to our Olympic facility in Seattle, Washington.

In addition to the purchase price paid at closing, an earnout provision of the purchase agreement may result in additional cash consideration depending upon the achievement of certain revenue targets over the three twelve-month periods ending July 31, 2012. Although there is no limit to the additional consideration that will be paid if the revenue targets are exceeded, no contingent obligation has been recorded as the revenue targets for 2010 and 2011 were not met and there is significant uncertainty that the revenue target for 2012 will be achieved.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

3— INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2011	2010
Raw materials and subassemblies	$11,550	$14,924
Finished goods	26,368	26,375

Total Inventories	37,918	41,299
Less: Non-current Inventories	(4,529)	(3,672)

Inventories	$33,389	$37,627

At December 31, 2011, the Company has classified $4.5 million of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

4— PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2011	2010
Land	$4,420	$4,903
Buildings	10,864	10,904
Leasehold improvements	2,815	2,523
Office furniture and equipment	10,410	9,067
Computer software and hardware	7,541	6,084
Demonstration and loaned equipment	10,646	7,571

	46,696	41,052
Accumulated depreciation	(21,346)	(17,644)

Total	$25,350	$23,408

Depreciation expense of property and equipment was $4.0 million, $3.7 million and $3.1 million in the years ending December 31, 2011, 2010 and 2009, respectively.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2010	$92,258
Goodwill as a result of acquisitions	4,834
Purchase accounting adjustments	(14)
Foreign currency translation	(259)

Balance, December 31, 2010	96,819
Goodwill as a result of acquisitions	2,874
Goodwill impairment charge	(20,000)
Purchase accounting adjustments	972
Foreign currency translation	(290)

Balance, December 31, 2011	$80,375

Goodwill is tested for impairment at least annually as of October 1st of each year; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step process. In step one of the analysis, the fair value of the reporting unit is compared to the unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the analysis in step one indicates that the carrying value exceeds the fair value, step two of the test is performed to determine the amount of the goodwill impairment loss, if any.

In step two of the test, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. That is, the fair value of a reporting unit is allocated to all the assets and liabilities of that reporting unit, including unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of that goodwill.

To determine the estimated fair value of reporting units, three valuation methodologies are utilized: (i) discounted cash flow analyses, (ii) market multiples, and (iii) comparative transactions. The valuations indicated by these three methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization (i.e. EBITDA), and terminal values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization.

For the test as of the October 1, 2011 measurement date we determined that the carrying amount of our European reporting unit exceeded its fair value, indicating a potential goodwill impairment existed. Having determined the goodwill of the European reporting unit was potentially impaired, we performed step two and as a result, during the fourth quarter of 2011 we recorded an impairment charge of $20.0 million related to the European reporting unit. The outcome of the test was impacted primarily by a significant decrease in our market

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

capitalization as of the measurement date and the continuing deterioration of economic conditions in the fourth quarter 2011 within member states of the European Union. Accumulated goodwill impairment as of December 31, 2011 is $20.0 million.

Key assumptions used to determine the fair values of our European and other reporting units as of the annual testing date of October 1, 2011 included expected cash flow for the period from October 1, 2011 to December 31, 2021 and associated discount rates ranging from 12% to 15%, which were based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

If forecasted earnings before interest, taxes, depreciation and amortization within the discounted cash flow analysis had been 10% lower than estimated for each reporting unit except the European reporting unit and all other assumptions were held constant, the goodwill impairment test would have resulted in the same conclusion. If the discount rates applied in our analysis had been 100 basis points higher than estimated for each reporting unit and all other assumptions were held constant, the goodwill impairment test would have resulted in the same conclusion.

We recognized an income tax benefit of $352,000 associated with the 2011 goodwill impairment related to the tax deductible portion of the goodwill impairment.

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$51,245	—	$(17,610)	$33,635	$50,301	—	$(14,520)	$35,781
Customer related	18,296	—	(4,602)	13,694	15,299	—	(3,016)	12,283
Internally developed software	4,414	—	(2,494)	1,920	3,831	—	(1,392)	2,439
Patents	2,757	—	(1,949)	808	2,571	—	(1,746)	825

Definite lived intangible assets	76,712	—	(26,655)	50,057	72,002	—	(20,674)	51,328
Intangible assets with indefinite lives:
Tradenames	21,354	(1,000)	—	20,354	18,400	(300)	—	18,100

Total intangibles assets	$98,066	$(1,000)	$(26,655)	$70,411	$90,402	$(300)	$(20,674)	$69,428

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Definite lived intangible assets are amortized over their weighted average lives of 14 years for patents, 15 years for technology, 12 years for customer-related intangibles, and 4 years for internally developed software. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of approximately $3.5 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

During the years ended December 31, 2011 and 2010 the Company recorded charges of $700,000 and $300,000, respectively, related to the impairment of certain tradenames of its U.S. and European business units.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Technology	$3,090	$3,550	$3,382
Customer Related	1,586	926	631
Software	1,102	827	474
Patents	203	151	280

Total amortization	$5,981	$5,454	$4,767

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2012	$6,403
2013	5,133
2014	4,834
2015	4,501
2016	3,722
Thereafter	25,464

Total expected annual amortization expense	$50,057

7— ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2011	2010
Compensation and related benefits	$7,452	$8,530
Accrued contingent consideration	—	1,252
Accrued federal, state, and local taxes	1,562	887
Warranty reserve	2,157	696
Accrued professional fees	608	272
Other	4,781	5,990

Total	$16,560	$17,627

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

8— LONG-TERM OTHER LIABILITIES

Long-term other liabilities consist of (in thousands):

	December 31,
	2011	2010
Contingent tax obligations	$6,441	$6,383
Non-current deferred revenue	1,217	945
Accrued contingent consideration	—	748

Total	$7,658	$8,076

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

Detail of activity in product warranty reserve is as follows, (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2011	$696	$1,244	$1,468	$(1,251)	$2,157

December 31, 2010	$694	$43	$331	$(372)	$696

December 31, 2009	$1,076	$44	$542	$(968)	$694

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

Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2011, no shares of preferred stock were issued and outstanding.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

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

11— SHARE-BASED COMPENSATION

Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2011	2010	2009
Cost of revenue	$298	$177	$331
Marketing and sales	1,503	1,432	1,103
Research and development	526	425	314
General and administrative	4,141	3,365	2,512

Total expense	6,468	5,399	4,260
Income tax effect	(548)	(1,776)	(1,423)

Decrease in net income	$5,920	$3,623	$2,837

As of December 31, 2011, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $10.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

Stock Awards Plans—Our 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.

As of December 31, 2011, there were 3,941,500 shares available for future awards under the plan.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2011 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2009 (2,494,821 shares exercisable at a weighted average exercise price of $8.70 per share)	3,435,394	$10.00
Granted (weighted average fair value of $5.49 per share)	484,100	$16.48
Exercised	(222,038)	$7.44
Cancelled	(58,499)	$14.75

Outstanding, December 31, 2010 (2,683,816 shares exercisable at a weighted average exercise price of $9.66 per share)	3,638,957	$10.94
Granted (weighted average fair value of $5.67 per share)	580,350	$15.64
Exercised	(194,654)	$7.50
Cancelled	(234,787)	$15.14

Outstanding, December 31, 2011 (2,836,938 shares exercisable at a weighted average exercise price of $10.46 per share)	3,789,866	$11.57

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/11	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/11	Weighted Average Exercise Price
$3.15 - $4.07	553,590	$3.82	1.75	553,590	$3.82
$4.11 - $7.80	400,446	$4.91	2.14	400,446	$4.91
$7.86 - $9.67	50,771	$9.13	5.16	8,563	$8.34
$10.03 - $10.03	416,250	$10.03	3.43	416,250	$10.03
$10.73 - $10.73	519,316	$10.73	3.35	328,516	$10.73
$10.78 - $15.08	462,820	$12.50	2.07	336,472	$11.75
$15.14 - $16.26	303,760	$15.79	1.85	295,510	$15.79
$16.38 - $16.38	386,075	$16.38	5.27	58,269	$16.38
$16.78 - $16.78	383,984	$16.78	4.20	161,052	$16.78
$16.89 - $20.09	312,854	$19.90	2.36	278,270	$19.90

$3.15 - $20.09	3,789,866	$11.57	2.94	2,836,938	$10.46

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2011, 2010 and 2009, was $394,000, $1.5 million, and $165,000, respectively.

As of December 31, 2011, there were: (i) 3,686,657 options vested and expected to vest with a weighted average exercise price of $11.48, an intrinsic value of $5.0 million, and a weighted average remaining contractual term of 2.9 years; (ii) of the 3,686,657 options vested and expected to vest, there are 2,836,938 options exercisable with a weighted average exercise price of $10.46, an intrinsic value of $5.0 million, and a weighted average remaining contractual term of 2.4 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Cash received from option exercises for the years ended December 31, 2011 and 2010 was $1.5 and $1.7 million, respectively.

Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Expected life in years	5.0	4.2	4.2
Risk-free interest rate	1.5%	1.5%	2.2%
Expected volatility	38%	38%	40%
Expected forfeiture rate	8.6%	11.5%	13.2%
Dividend yield	None	None	None

The expected life of options is based primarily on historical share option exercise experience of our employees for options granted by the Company. All options are treated as a single group in the determination of expected life, as we do not currently expect substantially different exercise or post-vesting termination behavior among our employee population. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. Expected volatility is based primarily on historical volatility data of our common stock. We have no history or expectation of paying dividends on our common stock.

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

Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2011 and 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2009	547,784	$13.87
Forfeited	(4,250)	$13.34
Vested	(165,584)	$15.96
Granted	212,100	$16.68

Unvested at December 31, 2010	590,050	$14.30
Forfeited	(39,963)	$14.67
Vested	(221,655)	$13.58
Granted	260,375	$16.17

Unvested at December 31, 2011	588,807	$15.37

The fair market value of outstanding restricted stock awards at December 31, 2011 was $5.6 million. The weighted average remaining recognition period for unvested restricted stock awards at December 31, 2011 was 2.5 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the years ended December 31, 2011 and 2010:

	2011	2010
Beginning outstanding balance	71,300	66,500
Awarded	42,300	32,450
Released	(21,375)	(8,750)
Forfeited	(35,700)	(18,900)

Ending outstanding balance	56,525	71,300

The aggregate intrinsic value of outstanding restricted stock units at December 31, 2011 was $538,000. The weighted average remaining recognition period for unvested restricted stock units at December 31, 2011 was 1.9 years.

Employee Stock Purchase Plan—Under our 2011 Employee Stock Purchase Plan (the “ESPP”), our U.S. employees can elect to have salary withholdings of up to 15% of their eligible compensation to a maximum of $12,500 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2011, there were 447,826 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2011, 2010 and 2009, respectively, was $122,000, $133,000, and $108,000.

Cash received from purchases under the ESPP for the years ended December 31, 2011, 2010 and 2009, respectively, was approximately $859,000, $866,000, and $729,000.

12— RESTRUCTURING RESERVE

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. During the three months ended September 30, 2011 we also initiated similar restructuring activities in our North American and European operations. These restructuring activities were substantially completed in the fourth quarter of 2011.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The balance of the reserve is included in accrued liabilities on the accompanying balance sheets. Detail of activity in the restructuring reserve is as follows, (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of period	$87	$—
Employee termination benefits expensed	2,786	3,030
Lease termination fee	—	300
Amounts paid	(2,093)	(2,975)
Accrual reversal	(6)	(268)

Balance, end of period	$774	$87

The costs associated with the reorganization plan were recorded as a component of general and administrative expense.

13— OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of (in thousands):

	Years Ended December 31,
	2011	2010	2009
Investment income (expense)	$28	$36	$228
Interest expense (income)	(268)	(128)	(153)
Foreign currency exchange gain (loss)	(141)	(521)	520
Change in fair value of contingent obligation	—	—	600
Other	151	495	555

Total other income (expense), net	$(230)	$(118)	$1,750

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Income (loss) before provision (benefit) for income tax (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S.	$(9,928)	$4,012	$8,902
Foreign	(857)	13,701	8,181

Total income (loss)	$(10,785)	$17,713	$17,083

The components of our income tax expense for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current
U.S. Federal	$3,388	$1,997	$3,284
U.S. State and local	486	779	543
Non-U.S.	900	1,366	640

Total current tax expense	4,774	4,142	4,467

Deferred
U.S. Federal	(1,410)	(574)	(896)
U.S. State and local	(23)	(89)	(141)
Non-U.S.	(2,429)	2,315	2,271

Total deferred tax expense (benefit)	(3,862)	1,652	1,234

Total income tax expense	$912	$5,794	$5,701

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$4,438	$6,016
Credit carryforwards	5,823	3,966
Accruals deductible in different periods	8,445	8,414
Employee benefits	3,510	2,838

Total deferred tax assets	22,216	21,234
Valuation allowance	(3,190)	(5,739)

Total net deferred tax assets	$19,026	$15,495

Deferred tax liabilities:
Foreign earnings to be repatriated	$—	$(369)
Basis difference in fixed and intangible assets	(19,717)	(18,479)

Total deferred tax liabilities	(19,717)	(18,848)

Total net deferred tax liabilities	$(691)	$(3,353)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The income tax expense (benefit) in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% (34% in 2009) to income before taxes due to the following:

	Years Ended December 31,
	2011	2010	2009
Federal statutory tax expense (benefit)	$(3,667)	$6,022	$5,979
State tax expense	187	532	299
Foreign taxes at rates less than U.S. rates	(788)	(875)	(473)
Stock compensation expense on incentive stock options	167	123	176
Contingent earnout adjustment	(666)	—	—
Goodwill impairment charge	6,448	—	—
U.S. tax credit	(290)	(194)	258
Other	(479)	186	(538)

Total expense	$912	$5,794	$5,701

At December 31, 2011 we had total U.S. federal net operating loss carryforwards of approximately $1.9 million, state net operating loss carryforwards of approximately $2.0 million and $837,000 of foreign tax credits, available to reduce future taxable income. The federal and state net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2021 and 2015, respectively.

At December 31, 2011, certain of our foreign subsidiaries had tax net operating loss carryforwards as follows: $7.9 million in Canada, $4.9 million in France, $3.5 million in Germany, and $2.9 million in Argentina. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028. In addition, we had foreign investment tax credits of $3.0 million in Canada, $561,000 in the U.S., and $328,000 in Argentina that will expire in various amounts from 2012 through 2022. The extent to which these operating loss and tax credit carryforwards can be used to offset future taxable income may be limited depending on the extent of ownership changes within any three-year period, as provided in the Tax Reform Act of 1986 and other foreign statutes. Such a limitation could result in the expiration of the carryforwards before they are utilized.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $3.2 million and $5.7 million were recorded during the years ended December 31, 2011 and 2010, respectively. The decrease of $2.5 million of valuation allowance was the result of the liquidation of a wholly owned U.S. subsidiary of Xltek that had a valuation allowance recorded against all of its U.S. tax attributes. In 2011, we determined that none of the tax attributes were recoverable.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. In 2011 we recorded approximately $352,000 of additional paid in capital related to exercises of non-qualified stock options by employees.

We have not provided for U.S. federal income and foreign withholding taxes on the majority of undistributed earnings from non-U.S. operations as of December 31, 2010 because such earnings are intended to be reinvested indefinitely. As of December 31, 2011, the amount of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Subsequent to the issuance of the consolidated financial statements for the year ended December 31, 2010, the Company identified that income taxes payable was overstated by $810,000 as of December 31, 2008, 2009 and 2010 as a result of a bookkeeping error that arose in 2008. Accordingly, the Company recorded a prior period adjustment as of December 31, 2008, which resulted in a decrease of income taxes payable of $810,000 and a decrease in accumulated deficit by the same amount. These corrections do not impact the Company’s consolidated statements of operations for the year ended December 31, 2010 or 2009.

Uncertain Tax Positions—We account for uncertain tax positions in accordance with ASC 740-10-05, Accounting for Income Taxes – an interpretation of FASB Statement 109. This interpretation establishes the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return and is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2009	$4,329
Additions for tax positions related to the current year	1,109
Lapse of statutes of limitations	(48)

Balance at January 1, 2010	5,390
Additions for tax positions related to the current year	241
Lapse of statutes of limitations	(145)

Balance at January 1, 2011	5,486
Additions for tax positions related to the current year	208
Lapse of statutes of limitations	(417)

Balance at December 31, 2011	$5,277

The unrecognized tax benefits of $5.3 million include $2.5 million of uncertain tax positions that would impact our effective tax rate if recognized.

At December 31, 2011 and 2010, we had cumulatively accrued approximately $1.2 million and $932,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $275,000 and $285,000 for the years ended December 31, 2011 and 2010, respectively.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our tax returns remain open to examination as follows: U.S. federal, 2007 through 2011; U.S. states, generally 2006 through 2010; significant foreign jurisdictions, generally 2007 through 2010.

15— EMPLOYEE BENEFIT PLAN

We have a 401(k) tax-deferred savings plan under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

management and are discretionary. Employer matching contributions were approximately $541,000, $492,000 and $455,000, respectively, in the years ended December 31, 2011, 2010, and 2009. For new hires, employer contributions vest ratably over the first two years of employment.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue:
United States	$131,079	$126,680	$109,721
Foreign countries	101,573	91,975	56,704

	$232,652	$218,655	$166,425

Long-lived assets:
United States	$9,428	$7,862	$6,297
Foreign countries	15,922	15,546	7,769

	$25,350	$23,408	$14,066

Long-lived assets consist principally of property and equipment (net). During the years ended December 31, 2011, 2010 and 2009, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the years ended December 31, 2011, 2010 and 2009, respectively, revenue from devices and systems was $148.7 million, $134.8 million and $96.2 million, while revenue from supplies and services was $84.0 million, $80.1 million and $67.1 million, respectively.

17— DEBT AND CREDIT ARRANGEMENTS

Long-term borrowings are composed of the following (2011 and 2010 columns in thousands):

	December 31,
	2011	2010
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $404,000 collateralized by a first lien on the land and building owned by Xltek	$898	$893

Total long-term debt (including current portion)	898	893
Less: current portion of long-term debt	(188)	(156)

Total long-term debt	$710	$737

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

On March 2, 2012 we executed a renewal of our $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) for a three year term. The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements; provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect; and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in all of the assets of the Company. We did not draw on the facility during 2011. We have no other significant credit facilities.

18— COMMITMENTS AND CONTINGENCIES

Leases – We have entered into noncancelable operating leases for some of our facilities located in the U.S. and Europe through 2021. Minimum lease payments under noncancelable operating leases as of December 31, 2011 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2012	$2,815
2013	2,451
2014	2,184
2015	1,351
2016	896
Thereafter	3,490

Total minimum lease payments	$13,187

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $2.7 million, $2.3 million, and $2.1million in 2011, 2010, and 2009, respectively.

Purchase commitments—We had various firm purchase commitments for inventory totaling $17.7 million at December 31, 2011.

Indemnifications—Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We have determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2011.

Legal matters—We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We do not believe that any current legal or administrative proceedings are likely to have a material effect on our business, financial condition, or results of operations.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

19— FAIR VALUE MEASUREMENTS

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of 12/31/11	Fair Value Measurements as of 12/31/11 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

	Fair Value as of 12/31/10	Fair Value Measurements as of 12/31/10 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$3,146	—	$3,146	—
Fixed rate term deposits	1,005	—	1,005	—

Total	$4,151	—	$4,151	—

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

For the year ending December 31, 2011, we recorded a loss of $20 million related to a goodwill impairment of our European reporting unit (see Note 5), and for the years ending December 31, 2011 and 2010, losses of $700,000 and $300,000, respectively, related to impairment of tradenames. We measure these non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

4.1	Amended and Restated Preferred Stock Rights Agreement, dated as of October 8, 2002, between Natus Medical Incorporated and Equiserve Trust Company, N.A., including the form of Rights Certificate and Summary of Rights attached thereto as Exhibits B and C, respectively	8-A	4.1	000-33001	10/08/2002

4.2	Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement dated as of February 14, 2003 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-A	4.2	000-33001	02/25/2003

4.3	Amendment No. 2 to the Amended and Restated Preferred Stock Rights Agreement dated as of March 15, 2005 between Natus Medical Incorporated and Equiserve Trust Company, N.A.	8-K	99.1	000-33001	03/15/2005

4.4	Amendment No. 3 to the Amended and Restated Preferred Stock Rights Agreement dated as of August 17, 2006 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	99.01	000-33001	08/17/2006

4.5	Registration Rights Agreement dated as of April 9, 2008 by and among Natus Medical Incorporated and D3 Family Funds	8-K	4.01	000-33001	04/09/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.5.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.6*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.7*	2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.7.1*	Form of Stock Option Award Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.7.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.7.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.8*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.8.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.12*	Form of Employment Agreement between Natus Medical Incorporated and John T. Buhler dated February 14, 2011	10-Q	10.1	000-33001	05/06/2011

10.22	Second Amended and Restated Credit Agreement dated as of April 22, 2010 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	04/27/2010

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement