Form 10-Q
period 2012-03-31
NATUS MEDICAL INC
filed 2012-05-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of April 30, 2012 was 29,446,092.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,416	$32,816
Accounts receivable, net of allowance for doubtful accounts of $1,278 in 2012 and $941 in 2011	56,822	55,260
Inventories	29,385	33,389
Prepaid expenses and other current assets	5,140	4,743
Deferred income tax	5,025	5,025

Total current assets	133,788	131,233
Property and equipment, net	26,109	25,350
Intangible assets	68,931	70,411
Goodwill	80,342	80,375
Other assets	6,775	6,946

Total assets	$315,945	$314,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,825	$16,365
Current portion of long-term debt	195	188
Accrued liabilities	17,167	16,560
Deferred revenue	8,092	7,604

Total current liabilities	41,279	40,717
Long-term liabilities:
Long-term debt	675	710
Other liabilities	5,641	7,658
Deferred income tax	8,673	7,502

Total liabilities	56,268	56,587

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 29,446,092 in 2012 and 29,439,272 in 2011	268,679	267,499
Retained earnings	7,528	7,170
Accumulated other comprehensive loss	(16,530)	(16,941)

Total stockholders’ equity	259,677	257,728

Total liabilities and stockholders’ equity	$315,945	$314,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$59,510	$59,108
Cost of revenue	26,042	24,372

Gross profit	33,468	34,736

Operating expenses:
Marketing and selling	17,024	14,376
Research and development	6,755	6,287
General and administrative	9,528	9,032

Total operating expenses	33,307	29,695

Income from operations	161	5,041
Other income (expense), net	168	(145)

Income before provision (benefit) for income tax	329	4,896
Provision for income tax expense/(benefit)	(29)	1,792

Net income	$358	$3,104

Other comprehensive income:
Foreign currency translation	411	1,371

Comprehensive income	$769	$4,475

Net income per share:
Basic	$0.01	$0.11

Diluted	$0.01	$0.11

Weighted average shares used in the calculation of net income per share:
Basic	28,856	28,346

Diluted	29,533	29,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$358	$3,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,939	2,550
Provision for losses on accounts receivable	254	(5)
Warranty reserve	216	569
Loss on disposal of property and equipment	2	5
Share-based compensation	1,157	1,524
Excess tax (benefit) expense on the exercise of stock options	107	(75)
Changes in operating assets and liabilities:
Accounts receivable	(1,799)	2,980
Inventories	3,881	(3,194)
Prepaid expenses and other assets	(321)	(1,166)
Accounts payable	(318)	(3,110)
Deferred income tax	(569)	(146)
Accrued liabilities and deferred revenue	211	386

Net cash provided by operating activities	6,118	3,422

Investing activities:
Purchases of property and equipment	(1,218)	(874)
Sales of marketable securities	—	1,005

Net cash provided (used) by investing activities	(1,218)	131

Financing activities:
Proceeds from stock option exercises and ESPP purchases	130	326
Excess tax (benefit) expense on the exercise of stock options	(107)	75
Proceeds from short-term borrowings	—	1,174
Payments on borrowings	(40)	(49)

Net cash provided (used) by financing activities	(17)	1,526

Exchange rate effect on cash and cash equivalents	(283)	437

Net increase in cash and cash equivalents	4,600	5,516
Cash and cash equivalents, beginning of period	32,816	28,383

Cash and cash equivalents, end of period	$37,416	$33,899

Supplemental disclosure of cash flow information:
Cash paid for interest	$12	$48

Cash paid for income taxes	$1,432	$199

Non-cash investing activities:
Contingent earnout obligations included in accrued liabilities	$—	$2,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Intangibles Goodwill and Other In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to Intangibles - Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this standard is not expected to have an impact on our financial position, results of operations, or cash flows.

Comprehensive Income In June 2011, the FASB issued amended guidance related to Comprehensive Income. This amendment allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB deferred indefinitely the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income. The new guidance is effective for fiscal years beginning after December 15, 2011. We adopted the disclosure provisions of this standard early on a retrospective basis. This adoption did not have an impact on our results of operations or financial position, but resulted in the presentation of single, continuous Statements of Consolidated Operations and Other Comprehensive Income.

Fair Value Measurements In May 2011, the FASB issued amended guidance related to Fair Value Measurements. This amendment represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in this amendment, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the new disclosure requirements for its annual report for the year ended December 31, 2011. The adoption of this standard did not have an impact on our financial position, results of operations, or cash flows. Refer to Note 16 Fair Value Measurements for disclosures.

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

The Company acquired all of the capital stock of Embla for $16.1 million in cash at closing, excluding direct costs of the acquisition. The Company paid an additional $472,000 of purchase consideration in October 2011 pursuant to a purchase price adjustment related to cash and net assets acquired. A total of $322,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The acquisition has been accounted for as a purchase business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Embla are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Embla’s results of operations are included in the consolidated financial statements from the date of the acquisition.

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

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the three months ended March 31, 2011 is presented as if the acquisition of Embla had occurred on January 1, 2010:

Unaudited Proforma Financial Information

(in thousands)

March 31, 2011
Revenue	$66,318
Income from operations	$5,221

The unaudited proforma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisition occurred on the date indicated, nor does it give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the proforma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Embla’s revenue of $6.8 million and income from operations of $1.5 million are included in our Consolidated Statement of Operations and Comprehensive Income for the period from January 1, 2012 to March 31, 2012.

For purposes of preparing the unaudited proforma financial information for the period January 1, 2011 through March 31, 2011, Embla’s Statement of Income for the three months ended March 31, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2011.

The unaudited proforma consolidated results reflect the historical information of Natus and Embla as of March 31, 2011, adjusted for the following pre-tax amounts: (i) the elimination of Embla’s historical intangible asset amortization expense of approximately $52,000, (ii) additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $79,000, and (iii) a decrease of Embla’s depreciation expense related to the fair value adjustment to property and equipment of approximately $98,000.

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

For the three months ended March 31, 2012, common stock equivalents of 677,535 were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 2,069,593 were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the periods. For the three months ended March 31, 2011, common stock equivalents of 1,167,508 were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,140,666 were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

4 - Inventories

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and subassemblies	$10,198	$11,550
Finished goods	23,481	26,368

Total inventories	33,679	37,918
Less: Non-current inventories	(4,294)	(4,529)

Inventories, current	$29,385	$33,389

At March 31, 2012 and December 31, 2011 respectively, the Company has classified $4.3 and $4.5 million of inventories as non-current. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5 - Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, December 31, 2011	$80,375
Foreign currency translation	(33)

Balance, March 31, 2012	$80,342

6 - Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$51,549	—	$(18,481)	$33,068	$51,245	—	$(17,610)	$33,635
Customer related	18,404	—	(5,105)	13,299	18,296	—	(4,602)	13,694
Internally developed software	4,441	—	(3,115)	1,326	4,414	—	(2,494)	1,920
Patents	2,773	—	(2,010)	763	2,757	—	(1,949)	808

Definite lived intangible assets	77,167		(28,711)	48,456	76,712		(26,655)	50,057
Intangible assets with indefinite lives:
Tradenames	21,475	(1,000)	—	20,475	21,354	(1,000)	—	20,354

Total intangibles assets	$98,642	$(1,000)	$(28,711)	$68,931	$98,066	$(1,000)	$(26,655)	$70,411

Definite lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer-related intangibles, 4 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $3.5 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

As of December 31, 2011, the Company has recorded $1.0 million of impairment charges against certain of its U.S. and European tradenames.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Technology	$871	$797
Customer related	503	416
Internally developed software	621	146
Patents	61	70

Total amortization	$2,056	$1,429

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

2012	$4,507
2013	5,113
2014	4,812
2015	4,477
2016	3,693
2017	3,421
Thereafter	22,433

Total expected amortization expense	$48,456

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$4,404	$4,420
Buildings	10,773	10,864
Leasehold improvements	2,936	2,815
Office furniture and equipment	10,630	10,410
Computer software and hardware	8,586	7,541
Demonstration and loaned equipment	11,100	10,646

	48,429	46,696
Accumulated depreciation	(22,320)	(21,346)

Total	$26,109	$25,350

Depreciation and amortization expense of property and equipment was approximately $900,000 and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

8 - Reserve for Product Warranties

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$2,157	$696
Warranty accrued for the period	224	569
Repairs for the period	(106)	(213)

Balance, end of period	$2,275	$1,052

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

9 - Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$257,728	$263,255
Net income	358	3,104
Proceeds from stock option exercises and ESPP	130	326
Share-based compensation expense	1,157	1,524
Tax effect of option exercises	(107)	75
Foreign currency translation adjustment	411	1,371

Balance, end of period	$259,677	$269,655

10 - Share-Based Compensation

At March 31, 2012, we have two plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2012 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$50	$70
Marketing and sales	252	369
Research and development	105	137
General and administrative	751	948

Total	$1,158	$1,524

As of March 31, 2012, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $4.8 million, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

Activity in our stock options during the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,789,866	$11.57
Granted	19,780	$11.02
Exercised	(12,330)	$10.51
Cancelled	(90,629)	$14.79

Outstanding, end of period	3,706,687	$11.50	2.80	$8,803

Exercisable, end of period	2,873,227	$10.55	2.30	$8,509

Vested and expected to vest, end of period	3,620,115	$11.41	2.75	$8,774

The intrinsic value of options exercised during the three months ended March 31, 2012 was $16,000.

Restricted Stock Awards

Activity in our restricted stock awards during the three months ended March 31, 2012 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	588,807	$15.37
Granted	9,890	$11.02
Vested	(2,757)	$14.74
Forfeited	(15,400)	$15.42

Unvested, end of period	580,540	$15.30	$6,874

We award restricted stock awards (“RSA’s”) to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At March 31, 2012 the fair market value of outstanding RSA’s was $6.9 million and the weighted average remaining recognition period was 2.3 years. At December 31, 2011 the fair market value of outstanding RSA’s was $5.6 million and the weighted average remaining recognition period for unvested RSA’s was 2.5 years. The intrinsic value of RSA’s equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units during the three months ended March 31, 2012 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	56,525
Awarded	—
Released	—
Forfeited	(5,350)

Outstanding, end of period	51,175	2.90	$606

We award restricted stock units (“RSU’s”) to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At March 31, 2012 the weighted average remaining recognition period was 2.9 years. At December 31, 2011 the aggregate intrinsic value of outstanding RSU’s was $538,000 and the weighted average remaining recognition period for unvested RSU’s was 1.9 years.

11 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2012	2011
Investment income	$4	$10
Interest expense	(8)	(48)
Foreign currency exchange gain (loss)	249	(174)
Other	(77)	67

Total other income (expense), net	$168	$(145)

12 - Income Taxes

Provision (Benefit) for Income Tax

We recorded a provision for income tax benefit of $29,000 for the three months ended March 31, 2012. Our effective tax rate (benefit) was 8.8 % for the three months ended March 31, 2012. The effective rate was lower than the statutory rate primarily because of a tax benefit derived from the reversal of tax reserves resulting from the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years. This release of these reserves resulted in a decrease of unrecognized tax benefits of $1.6 million. We expect additional unrecognized tax benefits may be recognized or released in the remainder of 2012 upon settlement of audits of tax returns currently in progress and/or the expiration of the statute of limitations on other returns.

We recorded a provision for income tax of $1.8 million for the three months ended March 31, 2011. Our effective tax rate was 36.6% for the three months ended March 31, 2011.

Our tax returns remain open to examination as follows: U.S. Federal, 2007 through 2011; U.S. states, generally 2006 through 2010; significant foreign jurisdictions, generally 2007 through 2010.

13 - Restructuring Reserve

In January 2012, we adopted a reorganization plan that was designed to further improve efficiencies in our U.S. operations. This restructuring was substantially completed in the first quarter of 2012.

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. This restructuring was substantially completed in the fourth quarter of 2011.

The balance of the reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses. Detail of activity in the restructuring reserve is as follows, (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$774	$87
Employee termination benefits expensed	719	—
Amounts paid	(747)	(81)
Accrual reversal	(64)	(6)

Balance, end of period	$682	$—

14 - Debt and Credit Arrangements

Long-term borrowings are comprised of the following (2012 and 2011 columns in thousands):

	March 31, 2012	December 31, 2011
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	$870	$898

Total long-term debt (including current portion)	870	898
Less: current portion of long-term debt	(195)	(188)

Total long-term debt	$675	$710

At March 31, 2012 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first three months of 2012 or during 2011. We have no other significant credit facilities.

At March 31, 2012 and December 31, 2011, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

15 - Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
United States	$30,440	$32,706
Foreign countries	29,070	26,402

Totals	$59,510	$59,108

	March 31, 2012	December 31, 2011
Long-lived assets:
United States	$10,303	$9,428
Foreign countries	15,806	15,922

Totals	$26,109	$25,350

Long-lived assets consist principally of net property and equipment. During the three months ended March 31, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three months ended March 31, 2012 and 2011, respectively, revenue from devices and systems was $38.1 and $39.7 million, while revenue from supplies and services was $20.6 and $18.4 million, respectively.

16 - Fair Value Measurements

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of March 31, 2012	Fair Value Measurements as of March 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

	Fair Value as of December 31, 2011	Fair Value Measurements as of December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Bank money market accounts have a net asset value of $1.00 per share and consist principally of commercial paper with a rating of A-1/A-1+. Level 3 valuations are based on inputs that are not unobservable and significant to the overall fair value measurement.

17 - Subsequent Event

On April 20, 2012, we entered into a Share and Asset Purchase Agreement with subsidiaries of CareFusion Corporation to acquire for a cash purchase price of $58 million all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain.

The Nicolet business develops clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and electromyography (EMG) systems and related accessories, as well as vascular and obstetric Doppler sensors and connectivity products.

It is expected that the transaction contemplated by the Purchase Agreement will be consummated in July 2012.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2011 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2012 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2012;

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

Product Families

We categorize our products into the following product families, which are more fully described in our Annual Report on Form 10-K for the year ended December 31 2011:

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 15– Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. Other revenue consists primarily of freight revenue. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three months ended March, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Devices and Systems	64%	67%
Supplies and Services	35%	31%
Other	1%	2%

Total	100%	100%

During the three months ended March 31, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2012 First Quarter Overview

Our business and operating results have been and continue to be affected by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $400,000 in the first quarter ended March 31, 2012 to $59.5 million compared to the $59.1 million in the first quarter of the previous year. Embla, acquired in 2011, contributed to $6.8 million of incremental revenue in 2012. While we fulfilled a $2.3 million dollar order for Medix incubators in the first quarter of 2012 with the Republic of Iraq Ministry of Health, we also experienced revenue declines across other business units in the United States, Europe and Canada.

Net income was $358,000 or $0.01 per diluted share in the three months ended March 31, 2012, compared with net income of $3.1 million or $0.11 per diluted share in the same period in 2011. Gross profit was 2.6 percentage points lower for the first quarter of 2012 compared to the first quarter of 2011, reflecting declining profit margins from Xltek products coupled with lower profit margins from Medix and Natus France products.

During the first quarter of 2012, we spent $655,000 on restructuring activities to improve efficiencies in our worldwide operations for which there was no comparable charge during the first quarter of 2011.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2012.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	43.8	41.2

Gross profit	56.2	58.8

Operating expenses:
Marketing and selling	28.6	24.3
Research and development	11.3	10.6
General and administrative	16.0	15.3

Total operating expenses	55.9	50.2

Income from operations	0.3	8.6
Other income (expense), net	0.3	(0.2)

Income before provision (benefit) for income tax	0.6	8.4
Provision (benefit) for income tax	(0.0)	3.0

Net income	0.6%	5.4%

We acquired Embla in September 2011. Where significant, we have noted the impact of this acquisition on our results of operations for the three months ended March 31, 2012, as compared to the same period in 2011.

Three Months Ended March 31, 2012 and 2011

Our revenue increased $400,000, or 0.7%, to $59.5 million for the three month period ended March 31, 2012 compared to $59.1 million in the comparable 2011 period. Embla contributed $6.8 million of revenue during the 2012 quarter. Revenue from our newborn care products increased $1.0 million while neurology products other than from Embla decreased $4.0 million and revenue from our hearing products decreased $3.4 million in the quarter.

During the first quarter of 2012 we fulfilled a $2.3 million order for Medix incubators from the Republic of Iraq Ministry of Health; we had no similar large international order in the first quarter of 2011.

Revenue from devices and systems decreased $1.5 million, or 3.9% to $38.1 million in the first quarter of 2012 compared to $39.7 million in the same period in 2011. Embla contributed $3.2 million of device and system revenue during the 2012 quarter. Devices and systems revenue from our neurology and other diagnostic products other than Embla decreased $3.6 million or 18% to $16.2 million and devices and systems revenue from newborn hearing screening coupled with newborn care and other device products decreased $1.1 million. Revenue from devices and systems was 64% of total revenue in the three months ended March 31, 2012 compared to 67% of total revenue for the first quarter of 2011.

Revenue from supplies and services increased $2.2 million, or 12%, to $20.6 million in the first quarter of 2012 compared to $18.4 million in the same period in 2011. Embla contributed $3.6 million of supplies and services revenue in the first quarter of 2012. Revenue from newborn care supplies increased by $200,000 while hearing supplies decreased by $1.0 million and revenue from neurology supplies and services other than Embla decreased by $600,000. Revenue from supplies and services was 35% of total revenue in the three months ended March 31, 2012 compared to 31% of total revenue for the first quarter of 2011.

Revenue from sales outside the U.S. increased 10%, or $2.7 million to $29.1 million in the first quarter of 2012 compared to $26.4 million for the same period in 2011. Embla contributed $3.6 million of international revenue, while revenue from neurology and hearing products other than Embla decreased by $1.2 million and international revenue from newborn care products increased by $300,000.

Gross profit as a percentage of revenue was 56.2% for the three months ended March 31, 2012 compared to 58.8% for the corresponding 2011 period, reflecting higher trade materials and manufacturing overhead predominately impacting Xltek products. Gross profit decreased $1.3 million or 4% to $33.4 million in 2012 from $34.7 million in 2011.

Total operating costs increased by $3.6 million or 12%, to $33.3 million in the three months ended March 31, 2012, compared to $29.7 million in the same period in 2011. Operating expenses of Embla were $2.7 million.

Marketing and selling expenses increased $2.6 million, or 18%, to $17.0 million in the three months ended March 31, 2012, compared to $14.4 million in the same period in 2011. Marketing and selling expenses of Embla were $1.1 million. The remainder of the increase was primarily attributable to higher commissions and payroll related costs.

Research and development expenses increased $500,000, or 7%, to $6.8 million for the three months ended March 31, 2012, compared to $6.3 million in the same period of 2011. Research and development expenses of Embla were $800,000, partially offset by lower compensation costs.

General and administrative expenses increased $500,000, or 5%, to $9.5 million in the three months ended March 31, 2012, compared to $9.0 million in the same period in 2011. General and administrative expenses of Embla were $800,000. In addition, we had an increase in restructuring costs in the 2012 quarter, partially offset by lower compensation related and travel costs.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $168,000 in the three months ended March 31, 2012, compared to net other expense of $145,000 in the same period in 2011. We recognized $249,000 of foreign exchange gains and $174,000 of net foreign currency exchange losses during the three months ended March 31, 2012 and 2011, respectively.

We recorded a provision for income tax benefit of $29,000 in the three months ended March 31, 2012, compared to a provision for income tax expense of $1.8 million in the same period in 2011. The benefit recorded in the 2012 period was related to the reversal of tax reserves resulting from the expiration of the statute of limitation on uncertain tax positions that were recorded as a component of income tax expense in prior years. This release of reserves resulted in a decrease of unrecognized tax benefits of $1.6 million. We expect additional unrecognized tax benefits may be recognized or released in the remainder of 2012 upon settlement of audits of tax returns currently in progress and/or the expiration of the statute of limitations on other returns.

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

As of March 31, 2012, we had cash and cash equivalents of $37.4 million, stockholders’ equity of $259.7 million, and working capital of $92.3 million, compared with cash and cash equivalents of $32.8 million, stockholders’ equity of $257.7 million, and working capital of $90.5 million as of December 31, 2011.

As of March 31, 2012, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $25.6 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

In April 2012, we entered into a Share and Asset Purchase Agreement with subsidiaries of CareFusion Corporation to acquire for a cash purchase price of $58 million all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain. This transaction is expected to close in July 2012. We plan to finance this acquisition with a combination of cash on hand and borrowings under our revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future. We plan to complete the Nicolet acquisition from CareFusion in 2012, and completed the acquisition of Embla in 2011, Medix in 2010, two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We have a $50 million revolving credit facility with Wells Fargo. The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We did not draw on the facility during the first three months of 2012 and there was no balance outstanding under the facility at December 31, 2011. We have no other significant credit facilities.

Cash provided by operations increased by $2.7 million for the three months ended March 31, 2012 to $6.1 million, compared to $3.4 million for the same period in 2011. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $5.0 million in the 2012 period, compared to $7.7 million in 2011. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $1.1 million in 2012 compared with a cash outflow of $4.2 million in 2011. In particular, our cash flow from operations in the first three months of 2012 was positively impacted by a $3.9 million decrease in inventory offset by a $1.8 million increase in accounts receivable.

Cash used in investing activities was $1.2 million for the three months ended March 31, 2012, compared to cash provided by investing activities of $131,000 for the same period in 2011. We used $1.2 million and $900,000 of cash to acquire property and equipment during the three months ended March 31, 2012 and 2011, respectively. We received $1.0 million for sale of marketable securities during the three months ended March 31, 2011.

Cash used in financing activities was $17,000 in the three months ended March 31, 2012 and provided by financing activities of $1.5 million in the three months ended March 31, 2011. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $130,000 and $326,000 in the three months ended March 31, 2012 and 2011, respectively. In 2011, a subsidiary had short-term borrowings of $1.2 million and we realized an excess tax benefit of $75,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with tax expense of $107,000 that was recorded as a decrease to stockholders’ equity in the first three months of 2012.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There have been no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our belief that the recovery from the worldwide economic downturn has continued, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, the use of debt to fund acquisitions, our expectations of earnout arrangements related to acquisitions, and our intent to acquire additional technologies, products, or businesses.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2012. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of March 31, 2012.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2012, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2012. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Our chief executive officer and chief financial officer determined that as of March 31, 2012 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, and Embla in 2011. In April 2012 we agreed to acquire the Nicolet business of CareFusion.

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

We will use a significant portion of our existing cash resources, in addition to borrowing under our credit facility, to complete the acquisition of the Nicolet business from CareFusion. This usage of cash will have an adverse impact on our liquidity, and will force us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely impacted.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Neometrics in New York; Embla in Colorado; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

For example, we are currently in the process of implementing the rollout of world-wide, single-platform enterprise resource planning (“ERP”) solution including customer relationship management, product lifecycle management, demand management, and business intelligence. Until we have completed this world-wide implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

ITEM 6.	Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Amended By-Laws of Natus Medical Incorporated

10.1	Third Amended and Restated Credit Agreement dated as of March 2, 2012 between Natus Medical Incorporated and Wells Fargo, National Association	8-K	10.1	000-3301	03/05/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 9, 2012	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2012	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Amended By-Laws of Natus Medical Incorporated

10.1	Third Amended and Restated Credit Agreement dated as of March 2, 2012 between Natus Medical Incorporated and Wells Fargo, National Association	8-K	10.1	000-3301	03/05/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document