Form 10-Q
period 2012-06-30
NATUS MEDICAL INC
filed 2012-08-08
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 31, 2012 was 29,850,974.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$16,957	$32,816
Accounts receivable, net of allowance for doubtful accounts of $1,691 in 2012 and $941 in 2011	58,137	55,260
Inventories	25,685	33,389
Prepaid expenses and deposits	62,560	4,743
Deferred income tax	5,027	5,025

Total current assets	168,366	131,233
Property and equipment, net	26,840	25,350
Intangible assets	65,722	70,411
Goodwill	80,394	80,375
Other assets	6,911	6,946

Total assets	$348,233	$314,315

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,809	$16,365
Short-term borrowings	6,000	—
Current portion of long-term debt	8,521	188
Accrued liabilities	19,449	16,560
Deferred revenue	7,719	7,604

Total current liabilities	57,498	40,717
Long-term liabilities:
Long-term debt	17,279	710
Other liabilities	5,209	7,658
Deferred income tax	8,982	7,502

Total liabilities	88,968	56,587

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 29,848,174 in 2012 and 29,439,272 in 2011	270,193	267,499
Retained earnings	7,973	7,170
Accumulated other comprehensive loss	(18,901)	(16,941)

Total stockholders’ equity	259,265	257,728

Total liabilities and stockholders’ equity	$348,233	$314,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$61,013	$58,095	$120,522	$117,203
Cost of revenue	26,771	25,028	52,812	49,400

Gross profit	34,242	33,067	67,710	67,803

Operating expenses:
Marketing and selling	15,930	15,754	32,954	30,130
Research and development	6,594	6,171	13,349	12,458
General and administrative	10,913	7,986	20,441	17,018

Total operating expenses	33,437	29,911	66,744	59,606

Income from operations	805	3,156	966	8,197
Other income (expense), net	285	(69)	454	(214)

Income before provision for income tax	1,090	3,087	1,420	7,983
Provision for income tax expense	645	726	617	2,518

Net income	$445	$2,361	$803	$5,465

Foreign currency translation adjustment	(2,371)	228	(1,960)	1,597

Comprehensive income (loss)	$(1,926)	$2,589	$(1,157)	$7,062

Earnings per share:
Basic	$0.02	$0.08	$0.03	$0.19

Diluted	$0.01	$0.08	$0.03	$0.18

Weighted average shares used in the calculation of earnings per share:
Basic	28,921	28,439	28,888	28,393

Diluted	29,697	29,739	29,610	29,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$803	$5,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,050	4,494
Provision for losses on accounts receivable	346	381
Warranty reserve	411	1,118
Loss on disposal of property and equipment	11	172
Share-based compensation	2,536	3,117
Excess tax (benefit) expense on the exercise of stock options	612	(296)
Changes in operating assets and liabilities:
Accounts receivable	(3,891)	1,039
Inventories	6,615	(3,649)
Prepaid expenses and other assets	96	435
Accounts payable	(484)	(4,761)
Deferred income tax	(1,098)	(881)
Accrued liabilities and deferred revenue	2,054	304

Net cash provided by operating activities	14,061	6,938

Investing activities:
Cash designated for business acquisitions and earn out obligations, net of cash acquired	(57,931)	—
Purchases of property and equipment	(2,297)	(1,582)
Sales of marketable securities	—	1,005

Net cash used by investing activities	(60,228)	(577)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	770	1,398
Excess tax benefit (expense) on the exercise of stock options	(612)	296
Proceeds from short-term borrowings	6,000	1,984
Proceeds from long-term borrowings	25,000	—
Payments on borrowings	(93)	(1,106)

Net cash provided by financing activities	31,065	2,572

Exchange rate effect on cash and cash equivalents	(757)	430

Net increase (decrease) in cash and cash equivalents	(15,859)	9,363
Cash and cash equivalents, beginning of period	32,816	28,383

Cash and cash equivalents, end of period	$16,957	$37,746

Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$69

Cash paid for income taxes	$2,865	$1,262

Fixed assets included in accounts payable	$415	$42

Non-cash investing activities:
Contingent earnout obligations included in accrued liabilities	$—	$2,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1—Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except as noted below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue recognition policies are consistent with disclosures in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated as related to the following: We have established vendor-specific objective evidence of fair value (VSOE) for substantially all of the undelivered elements in our multiple element arrangements and best estimate of selling price (ESP) on delivered elements. In the future we may rely on ESPs, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the undelivered elements ..

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangibles for Impairment—In July 2012, the Financial Accounting Standards Board (“FASB”) amended guidance on Testing Indefinite-Lived Intangibles for Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance will be effective for us on January 1, 2013 and early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our financial position, results of operations, or cash flows.

Intangibles Goodwill and Other—In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. We became subject to this standard starting in 2012 and we will consider whether to implement these qualitative factors during our annual goodwill assessment in the fourth quarter of each year. Adoption of this guidance is not expected to have a material impact on our financial position, results of operations, or cash flows.

Fair Value Measurements – In May 2011, the FASB amended guidance related to Fair Value Measurements. These amendments result in convergence of fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (IFRS). This guidance became effective prospectively for the interim periods and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position, results of operations, or cash flows.

2—Business Combinations

Embla Systems LLC

We acquired Embla Systems LLC (“Embla”) on September 15, 2011 pursuant to an Equity Purchase Agreement. Embla, with corporate headquarters in Denver, Colorado develops, manufactures, and sells devices focused on diagnostic sleep analysis (Polysomnography or “PSG”) with products sold into the hospital and dedicated sleep lab as well as home sleep testing devices. The acquisition broadened our existing PSG product offerings and allows us to further leverage our existing sales channels both in the United States and internationally.

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

Valuing certain components of the acquisition, primarily deferred taxes required us to make estimates that may be adjusted in the future; consequently the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to Goodwill.

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the six months ended June 30, 2011 is presented as if the acquisition of Embla had occurred on January 1, 2010:

Unaudited Proforma Financial Information

(in thousands)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$65,609	$131,927
Income from operations	$3,631	$8,852

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

Embla’s revenue of $8.0 and $14.8 million and income from operations of $1.5 and $3.1 million are included in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the period from April 1, 2012 to June 30, 2012 and January 1, 2012 to June 30, 2012, respectively.

For purposes of preparing the unaudited proforma financial information for the period April 1, 2011 through June 30, 2011, Embla’s Statement of Income for the three months ended June 30, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2011.

For purposes of preparing the unaudited proforma financial information for the period January 1, 2011 through June 30, 2011, Embla’s Statement of Income for the six months ended June 30, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2011.

The unaudited proforma consolidated results reflect the historical information of Natus and Embla as of June 30, 2011, adjusted for the following pre-tax amounts: (i) the elimination of Embla’s historical intangible asset amortization expense of approximately $104,000, (ii) additional amortization expense related to the fair value of identifiable intangible assets acquired of approximately $158,000, and (iii) a decrease of Embla’s depreciation expense related to the fair value adjustment to property and equipment of approximately $196,000.

3—Basic and Diluted Earnings Per Common Share

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

For the three and six months ended June 30, 2012, common stock equivalents of 776,433 and 721,978 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,797,145 and 2,047,286 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the periods. For the three and six months ended June 30, 2011, common stock equivalents of 1,299,947 and 1,249,205 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,054,068 and 1,008,893 shares, respectively, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

4—Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and subassemblies	$8,132	$11,550
Finished goods	21,786	26,368

Total inventories	29,918	37,918

Less: Non-current inventories	(4,233)	(4,529)

Inventories, current	$25,685	$33,389

At June 30, 2012 and December 31, 2011, the Company has classified $4.2 and $4.5 million of inventories, respectively, as non-current. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

Work in process represents an immaterial amount in all periods presented.

5—Prepaid Expenses and Deposits

Prepaid expenses and deposits consist of (in thousands):

	June 30, 2012	December 31, 2011

Prepaid expenses and rent deposits	$4,629	$4,473
Acquisition related deposit	57,931	—

Total Prepaid Expenses, Deposits, and Other Current Assets	$62,560	$4,473

Prior to the close of the Nicolet acquisition (Note 18) the Company advanced to CareFusion the purchase consideration in the amount of $57.9 million as a deposit, with such funds to be returned to the Company within three days if the purchase did not close by July 2, 2012.

6—Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$50,742	—	$(19,151)	$31,591	$51,245	—	$(17,610)	$33,635
Customer related	18,117	—	(5,498)	12,619	18,296	—	(4,602)	13,694
Internally developed software	4,372	—	(3,695)	677	4,414	—	(2,494)	1,920
Patents	2,730	—	(2,050)	680	2,757	—	(1,949)	808

Definite lived intangible assets	75,961		(30,394)	45,567	76,712		(26,655)	50,057
Intangible assets with indefinite lives:
Tradenames	21,155	(1,000)	—	20,155	21,354	(1,000)	—	20,354

Total intangibles assets	$97,116	$(1,000)	$(30,394)	$65,722	$98,066	$(1,000)	$(26,655)	$70,411

Definite lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer-related intangibles, 4 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $3.4 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Technology	$670	$1,541
Customer Related	393	896
Internally developed software	580	1,201
Patents	40	101

Total amortization	$1,683	$3,739

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2012	$2,611
2013	5,094
2014	4,800
2015	4,472
2016	3,704
2017	3,438
Thereafter	21,448

Total expected amortization expense	$45,567

7—Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, December 31, 2011	$80,375
Foreign currency translation	19

Balance, June 30, 2012	$80,394

8—Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$4,371	$4,420
Buildings	10,575	10,864
Leasehold improvements	3,101	2,815
Office furniture and equipment	10,754	10,410
Computer software and hardware	9,779	7,541
Demonstration and loaned equipment	11,335	10,646

	49,915	46,696
Accumulated depreciation	(23,075)	(21,346)

Total	$26,840	$25,350

Depreciation and amortization expense of property and equipment was approximately $1.3 and $2.2 million for the three and six months ended June 30, 2012, respectively, and was approximately $947,000 and $1.9 million for the three and six months ended June 30, 2011, respectively.

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

We have accrued a warranty reserve, included in accrued liabilities on the accompanying balance sheets, for the expected future costs of servicing products during the initial warranty period. We base the liability on actual warranty costs incurred to service those products. On new products, additions to the reserve are based on a combination of factors including the percentage of service department labor applied to warranty repairs, as well as actual service department costs, and other judgments, such as the degree to which the product incorporates new technology. The reserve is reduced as costs are incurred to honor existing warranty obligations.

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$2,275	$1052	$2,157	$696
Warranty accrued for the period	195	549	411	1,118
Repairs for the period	(245)	(207)	(343)	(420)

Balance, end of period	$2,225	$1,394	$2,225	$1,394

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

10—Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$259,677	$269,655	$257,728	$263,255
Net income	445	2,361	803	5,465
Proceeds from stock option exercises and ESPP	641	1,072	770	1,398
Share-based compensation expense	1,378	1,593	2,536	3,117
Tax effect of option exercises	(505)	219	(612)	296
Foreign currency translation adjustment	(2,371)	228	(1,960)	1,597

Balance, end of period	$259,265	$275,128	$259,265	$275,128

11—Share-Based Compensation

At June 30, 2012, we have two active plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2012 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$62	$67	$112	$137
Marketing and sales	275	340	527	710
Research and development	108	132	213	269
General and administrative	933	1,054	1,684	2,001

Total	$1,378	$1,593	$2,536	$3,117

As of June 30, 2012, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $6.9 million, which is expected to be recognized over a weighted average period of 3.0 years.

Stock Options

Activity in our stock options during the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,789,866	$11.57
Granted	663,480	$10.70
Exercised	(39,888)	$8.49
Cancelled	(347,545)	$12.29

Outstanding, end of period	4,065,913	$11.40	3.87	$8,728

Exercisable, end of period	2,701,460	$10.69	2.32	$7,914

Vested and expected to vest, end of period	3,849,109	$11.34	3.65	$8,586

The intrinsic value of options exercised during the six months ended June 30, 2012 was $125,000.

Restricted Stock Awards

Activity in our restricted stock awards during the six months ended June 30, 2012 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	588,807	$15.37
Granted	344,390	$10.73
Vested	(29,257)	$16.33
Forfeited	(18,650)	$15.43

Unvested, end of period	885,290	$13.53	$10,287

We award restricted stock awards (“RSA’s”) to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At June 30, 2012 the fair market value of outstanding RSA’s was $10.3 million and the weighted average remaining recognition period was 2.7 years. At December 31, 2011 the fair market value of outstanding RSA’s was $5.6 million and the weighted average remaining recognition period for unvested RSA’s was 2.5 years. The intrinsic value of RSA’s equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units during the three months ended June 30, 2012 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	56,525
Awarded	18,600
Released	(950)
Forfeited	(5,350)

Outstanding, end of period	68,825	1.87	$800

We award restricted stock units (“RSU’s”) to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At June 30, 2012 the aggregate intrinsic value of outstanding RSU’s was $800,000 and the weighted average remaining recognition period for unvested RSU’s was 3.1 years. At December 31, 2011 the aggregate intrinsic value of outstanding RSU’s was $538,000 and the weighted average remaining recognition period for unvested RSU’s was 1.9 years.

12—Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income	$4	$7	$9	$17
Interest expense	(8)	(64)	(16)	(112)
Foreign currency exchange gain (loss)	84	67	333	(107)
Other	205	(79)	128	(12)

Total other income (expense), net	$285	$(69)	$454	$(214)

13—Income Taxes

Provision for Income Tax

We recorded provisions for income tax of $645,000 and $617,000 for the three and six months ended June 30, 2012, respectively. Our effective tax rate was 59.2 % and 43.4% for the three and six months ended June 30, 2012, respectively.

We recorded provisions for income tax of $726,000 and $2.5 million for the three and six months ended June 30, 2011. Our effective tax rate was 23.5% and 31.5% for the three and six months ended June 30, 2011, respectively.

The increase of our effective tax rate for the three months ended June 30, 2012 compared to the same period in the prior year is primarily the result of foreign withholding taxes that were paid in connection with funding the Nicolet acquisition, partially offset by the reversal of tax reserves upon settlement of a foreign income tax audit. The Company may receive a foreign tax credit that will offset the withholding tax, but a valuation allowance has been recorded against the benefit. As of June 30, 2012 and December 31, 2011, we had unrecognized tax benefits of $3.6 and $5.3 million, respectively. We derived a tax benefit of approximately $1.2 million during the first quarter of 2012 resulting from the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years. As of June 30, 2012 we derived additional tax benefits of approximately $475,000 from the reversal of tax reserves upon settlement of a foreign income tax audit.

We expect that additional unrecognized tax benefits may be recognized or released in the remainder of 2012 upon settlement of audits of tax returns currently in progress and/or the expiration of the statute of limitations on other returns ranging in amounts from zero to $1 million that could impact the effective tax rate.

Our tax returns remain open to examination as follows: U.S. Federal, 2007 through 2011; U.S. states, generally 2006 through 2011; significant foreign jurisdictions, generally 2007 through 2011.

14—Restructuring Reserve

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

In September 2011, we adopted a reorganization plan that was designed to further improve efficiencies in our North America and European operations. This restructuring will be substantially completed in the fourth quarter of 2012.

Activity in the restructuring reserve of the North America and European plan for the six months ended June 30, 2012 is as follows (in thousands):

Severance and benefit costs
Balance at January 1, 2012	$427
Expensed	583
Cash payments	(642)
Accrual reversal	(54)

Balance at June 30, 2012	$314

In September 2011, we initiated an integration and reorganization plan that was designed to improve efficiencies in the operations of Embla. We expect that this restructuring will be substantially complete in the third quarter of 2012.

Activity in the restructuring reserve of the Embla plan for the six months ended June 30, 2012 is as follows (in thousands):

Severance and benefit costs
Balance at January 1, 2012	$347
Expensed	795
Cash payments	(231)
Accrual reversal	(120)

Balance at June 30, 2012	$791

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. This restructuring was substantially completed in the fourth quarter of 2011.

Activity in the restructuring reserve of the Medix plan for the six months ended June 30, 2012 is as follows, (in thousands):

Severance and benefit costs
Balance at January 1, 2012	$0
Expensed	53
Cash payments	(53)
Accrual reversal	0

Balance at June 30, 2012	$0

15—Debt and Credit Arrangements

At June 30, 2012 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

We did not draw on the facility during 2011. We funded the Nicolet acquisition with a combination of our existing cash and $31 million borrowed under the credit facility, including $25 million due under a three-year term amortization and $6 million of revolving debt.

Long-term borrowings are comprised of the following (2012 and 2011 columns in thousands):

	June 30, 2012	December 31, 2011
Term loan $25 million, interest at LIBOR plus 1.5%, due June 30, 2015 with term loan principle repayable in quarterly installments of $2.1 million	$25,000	$—
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	800	898

Total long-term debt (including current portion)	25,800	898
Less: current portion of long-term debt	(8,521)	(188)

Total long-term debt	$17,279	$710

Maturities of long-term borrowings as of June 30, 2012 is as follows (in thousands):

2012	$4,263
2013	8,525
2014	8,845
2015	4,167
Thereafter	—

Total long-term debt	25,800

Less: current portion of long-term debt	(8,521)

Total long-term debt	$17,279

Short-term borrowings at June 30, 2012 consists of the aforementioned $6 million revolving debt associated with the Nicolet acquisition, with interest at LIBOR plus 1.5%.

At June 30, 2012 and December 31, 2011, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

16—Segment, Customer and Geographic Information

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
United States	$34,126	$32,446	$64,566	$65,152
Foreign countries	26,887	25,649	55,956	52,051

Totals	$61,013	$58,095	$120,522	$117,203

	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$11,349	$9,428
Foreign countries	15,491	15,922

Totals	$26,840	$25,350

Long-lived assets consist principally of net property and equipment. During the three and six months ended June 30, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and six months ended June 30, 2012, respectively, revenue from devices and systems was $38.4 and $76.6 million, while revenue from supplies and services was $21.7 and $42.4 million, respectively.

17—Fair Value Measurements

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of June 30, 2012	Fair Value Measurements as of June 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—
Total	$1,148	—	$1,148	—

	Fair Value as of December 31, 2011	Fair Value Measurements as of December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—
Total	$1,148	—	$1,148	—

Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and include bank money market investments having a net asset value of $1.00 per share consisting principally of commercial paper with a rating of A-1/A-1+.

Level 1valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 3 valuations are based on inputs that are not unobservable and significant to the overall fair value measurement. At June 30, 2012 the Company has no assets or liabilities subject to Level 1 or Level 3 valuations.

18—Subsequent Events

Pursuant to a Share and Acquisition Purchase Agreement that we entered into on April 20, 2012, we completed the acquisition of the Nicolet neurodiagnostic business (“Nicolet”) from CareFusion on July 2, 2012 for a cash purchase price of $57.9 million. We acquired all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain. The Nicolet business develops clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and electromyography (EMG) systems and related accessories, as well as vascular and obstetric Doppler sensors and connectivity products.

The Company will account for the acquisition under the acquisition method of accounting for business combinations. The results of Nicolet will be included in the Company’s results of operations beginning on July 2, 2012. Upon receipt of the Nicolet opening balance sheet as of July 2, 2012, we, with the assistance from independent valuation specialists, will allocate the purchase price to acquired tangible assets and assumed liabilities, and identified intangible assets based on their respective fair values. Approximately $1.8 million of direct costs associated with the Nicolet acquisition were charged to general and administrative expense during the six months ended June 30, 2012.

We funded the Nicolet acquisition with a combination of our existing cash and $31 million borrowed under the credit facility, including $25 million due under a three-year term amortization and $6 million of revolving debt.

On July 2, 2012, we initiated an integration and reorganization plan (the “Plan”) related to the acquisition of Nicolet. Under the Plan, we will be reducing the size of the combined workforce by approximately 95 employees, representing approximately 8% of the workforce of the Company. The objectives of the Plan are to eliminate redundant costs, improve efficiencies in operations, and to move to an indirect sales model in certain countries in Europe where Nicolet had previously sold under a direct sales model. We expect that substantially all of the staff reductions will be completed by December 31, 2012. The cost of the Plan, including employee severance and a change in control agreement is expected to be approximately $6.4 million, substantially all of which will be cash based expenditures. All costs will be accrued and charged to expense as of the date the Plan was initiated.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2011 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2012 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2012;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired are Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, and Embla in 2011. We completed the acquisition of Nicolet on July 2, 2012.

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

•	Hearing—Includes products for newborn hearing screening and diagnostic hearing assessment.

•	Newborn Care—Includes thermoregulation devices and products for the treatment of brain injury and jaundice in newborns.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 16– Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. Other revenue consists primarily of freight revenue. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Devices and Systems	63%	63%	64%	65%
Supplies and Services	36%	35%	35%	33%
Other	1%	2%	1%	2%

Total	100%	100%	100%	100%

During the three and six months ended June 30, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2012 Second Quarter Overview

Our business and operating results have been and continue to be affected by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $2.9 million in the second quarter ended June 30, 2012 to $61.0 million compared to $58.1 million in the second quarter of the previous year. Embla, acquired in September 2011, contributed to $8.0 million of incremental revenue in the second quarter of 2012. We experienced revenue declines across other business units in Europe, Canada and South America.

Net income was $445,000 or $0.01 per diluted share in the three months ended June 30, 2012, compared with net income of $2.4 million or $0.08 per diluted share in the same period in 2011. The decline in net income related to direct costs of acquisitions, including costs associated with the Nicolet acquisition completed in July 2012 of

$1.8 million and accelerated ERP system depreciation of $451,000. Gross profit was 0.8 percentage points lower for the second quarter of 2012 compared to the second quarter of 2011, reflecting declining profit margins from Xltek, Medix, and Natus France products.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and six months ended June 30, 2012.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	43.9	43.1	43.8	42.1

Gross profit	56.1	56.9	56.2	57.9

Operating expenses:
Marketing and selling	26.1	27.1	27.3	25.7
Research and development	10.8	10.6	11.1	10.6
General and administrative	17.9	13.7	17.0	14.5

Total operating expenses	54.8	51.4	55.4	50.8

Income from operations	1.3	5.5	0.8	7.1

Other income (expense), net	0.5	(0.1)	0.4	(0.2)

Income before provision for income tax	1.8	5.4	1.2	6.9

Provision for income tax	1.1	1.2	0.5	2.1

Net income	0.7%	4.2%	0.7%	4.8%

We acquired Embla in September 2011. Where significant, we have noted the impact of this acquisition on our results of operations for the three and six months ended June 30, 2012, as compared to the same periods in 2011.

Three Months Ended June 30, 2012 and 2011

Our revenue increased $2.9 million, or 5%, to $61.0 million for the three months ended June 30, 2012 compared to $58.1 million in the comparable 2011 period. Embla contributed $8.0 million of revenue during the 2012 quarter. Revenue from our newborn care products decreased $2.3 million while revenue from neurology products other than from Embla decreased $3.1 million and revenue from our hearing and other products increased $300,000 in the quarter.

Revenue from devices and systems increased $1.9 million, or 5% to $38.4 million in the second quarter of 2012 compared to $36.5 million in the same period in 2011. Embla contributed $4.6 million of device and system revenue during the 2012 quarter. Devices and systems revenue from our neurology and other diagnostic products other than Embla decreased $3.0 million or 15% to $17.6 million and devices and systems revenue from newborn hearing screening coupled with newborn care and other device products increased $300,000, reflecting continued weakness in worldwide capital spending coupled with pricing pressures. Revenue from devices and systems was 63% of total revenue in each of the three months ended June 30, 2012 and 2011.

Revenue from supplies and services increased $1.0 million, or 5%, to $21.7 million in the second quarter of 2012 compared to $20.7 million in the same period in 2011. Embla contributed $3.4 million of supplies and services revenue in the second quarter of 2012. Revenue from newborn care and hearing supplies decreased by $400,000, revenue from neurology supplies other than Embla decreased by $400,000 and service fee revenue other than Embla decreased by $1.6 million, primarily related to newborn care. Revenue from supplies and services was 36% of total revenue in the three months ended June 30, 2012 compared to 35% of total revenue for the second quarter of 2011.

Revenue from sales outside the U.S. increased 4.8%, or $1.2 million to $26.9 million in the second quarter of 2012 compared to $25.7 million for the same period in 2011. Embla contributed $3.8 million of international revenue, while revenue from neurology and hearing products other than Embla increased by $900,000 and international revenue from newborn care and other products decreased by $3.5 million.

Gross profit as a percentage of revenue was 56.1% for the three months ended June 30, 2012 compared to 56.9% for the corresponding 2011 period, reflecting higher cost of trade materials and manufacturing overhead predominately impacting Xltek products. Gross profit increased $1.2 million or 4% to $34.2 million in 2012 from $33.0 million in 2011.

Total operating costs increased by $3.5 million or 12%, to $33.4 million in the three months ended June 30, 2012, compared to $29.9 million in the same period in 2011. Operating expenses of Embla were $2.8 million.

Marketing and selling expenses increased $200,000, or 1%, to $15.9 million in the three months ended June 30, 2012, compared to $15.7 million in the same period in 2011. Marketing and selling expenses of Embla were $1.2 million. Excluding Embla, the $1.0 million decrease was primarily attributable to lower employee compensation costs resulting from restructuring activities and other cost reduction initiatives.

Research and development expenses increased $400,000 or 7%, to $6.6 million for the three months ended June 30, 2012, compared to $6.2 million in the same period of 2011. Research and development expenses of Embla were $1.0 million. Excluding Embla, the $600,000 decrease was primarily attributable to lower employee compensation costs resulting from restructuring activities.

General and administrative expenses increased $2.9 million, or 37%, to $10.9 million in the three months ended June 30, 2012, compared to $8.0 million in the same period in 2011. General and administrative expenses of Embla were $500,000. Excluding Embla, the increase was the result of direct costs of acquisitions of $2.0 million for which there was no comparable cost in the same period of 2011 and accelerated ERP system depreciation of $450,000 for which there was no comparable cost in the second quarter of 2011.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $285,000 in the three months ended June 30, 2012, compared to net other expense of $69,000 in the same period in 2011. We incurred other income of $205,000 and $79,000 during the three months ended June 30, 2012 and 2011, respectively. The increase was attributable to VAT tax income generated by a subsidiary. In addition, interest expense was lower by $56,000 for the three months ended June 30, 2012 quarter compared to the same quarter in 2011 resulting from decreased short-term borrowings by a subsidiary.

We recorded a provision for income tax of $645,000 in the three months ended June 30, 2012, compared to a provision for income tax expense of $726,000 in the same period in 2011. Our effective tax rate was 59.2 % and 23.5% for the three months ended June 30, 2012 and 2011, respectively. The increase of our effective tax rate for the three months ended June 30, 2012 compared to the same period in the prior year is primarily the result of foreign withholding taxes that were paid in conjunction with funding the Nicolet acquisition for which a valuation allowance was recorded against associated foreign tax credits, partially offset by the reversal of tax reserves upon settlement of a foreign income tax audit. We expect additional unrecognized tax benefits may be recognized or released in the remainder of 2012 upon settlement of audits of tax returns currently in progress and the expiration of the statute of limitations on other returns.

Six Months Ended June 30, 2012 and 2011

Our revenue increased $3.3 million, or 3%, to $120.5 million for the six month period ended June 30, 2012 compared to $117.2 million in the comparable 2011 period. Embla contributed $14.8 million of revenue during 2012. Revenue from our newborn care products decreased $1.3 million, revenue from neurology products other than from Embla decreased $7.2 million and revenue from our hearing and other products decreased $3.0 million in the six month period in 2012.

Revenue from devices and systems increased $400,000, or 0.5% to $76.5 million in the six month period of 2012 compared to $76.1 million in the same period in 2011. Embla contributed $7.8 million of device and system revenue during the 2012. Devices and systems revenue from our neurology and other diagnostic products other than Embla decreased $6.6 million or 16% to $33.8 million and devices and systems revenue from newborn hearing screening coupled with newborn care and other device products decreased $800,000, reflecting continued weakness in worldwide capital spending coupled with pricing pressures. Revenue from devices and systems was 64% of total revenue in the six months ended June 30, 2012 compared to 65% of total revenue for 2011.

Revenue from supplies and services increased $3.2 million, or 8%, to $42.4 million in the six month period of 2012 compared to $39.2 million in the same period in 2011. Embla contributed $6.9 million of supplies and services revenue in 2012. Revenue from newborn care and hearing supplies decreased by $1.1 million, revenue from neurology supplies other than Embla decreased by $900,000 and service fee revenue other than Embla decreased by $1.7 million, primarily related to newborn care. Revenue from supplies and services was 35% of total revenue in the six months ended June 30, 2012 compared to 33% of total revenue for 2011.

Revenue from sales outside the U.S. increased 7%, or $3.9 million to $56 million in the six month period of 2012 compared to $52.1 million for the same period in 2011. Embla contributed $7.5 million of international revenue, while revenue from neurology and hearing products other than Embla decreased by $400,000 and international revenue from newborn care products decreased by $3.2 million.

Gross profit as a percentage of revenue was 56.2% for the six months ended June 30, 2012 compared to 57.9% for the corresponding 2011 period, with the reduction primarily the result of increases in materials costs. Gross profit decreased $100,000 to $67.7 million in 2012 from $67.8 million in 2011.

Total operating costs increased by $7.1 million or 12%, to $66.7 million in the six months ended June 30, 2012, compared to $59.6 million in the same period in 2011. Operating expenses of Embla were $5.5 million.

Marketing and selling expenses increased $2.8 million, or 9%, to $32.9 million in the six months ended June 30, 2012, compared to $30.1 million in the same period in 2011. Marketing and selling expenses of Embla were $2.3 million. The remainder of the increase was primarily attributable to increased travel and other compensation costs.

Research and development expenses increased $900,000, or 7%, to $13.3 million for the six months ended June 30, 2012, compared to $12.4 million in the same period of 2011. Research and development expenses of Embla were $1.8 million, partially offset by lower employee compensation costs resulting from restructuring.

General and administrative expenses increased $3.4 million, or 20%, to $20.4 million in the three months ended June 30, 2012, compared to $17 million in the same period in 2011. General and administrative expenses of Embla were

$1.3 million. General and administrative expenses included direct costs of acquisitions of $2 million and accelerated ERP system depreciation of $900,000 for which there was no comparable costs in the same period of 2011. We had an increase in restructuring costs in the first six months of 2012 of $400,000 over the comparable prior period. These costs were offset by $1.2 million of reduced costs related to employee compensation and outside services.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $454,000 in the six months ended June 30, 2012, compared to net other expense of $214,000 in the same period in 2011. We recognized $333,000 of foreign exchange gains and $107,000 of net foreign currency exchange losses during the six months ended June 30, 2012 and 2011, respectively.

We recorded a provision for income tax of $617,000 in the six months ended June 30, 2012, compared to a provision for income tax of $2.5 million in the same period in 2011. Our effective tax rate was 43.4 % and 31.5% for the six months ended June 30, 2012 and 2011, respectively. The increase of our effective tax rate for the six months ended June 30, 2012 compared to the same period in the prior year is primarily the result of foreign withholding taxes that were paid in connection with funding the Nicolet acquisition, partially offset by the reversal of tax reserves upon settlement of a foreign income tax audit. The Company may receive a foreign tax credit that will offset the withholding tax, but a valuation allowance has been recorded against the benefit. We expect additional unrecognized tax benefits may be recognized or released in the remainder of 2012 upon settlement of audits of tax returns currently in progress and the expiration of the statute of limitations on other returns.

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

As of June 30, 2012, we had cash and cash equivalents of $17 million, stockholders’ equity of $259.3 million, and working capital of $110.9 million, compared with cash and cash equivalents of $32.8 million, stockholders’ equity of $257.7 million, and working capital of $90.5 million as of December 31, 2011.

As of June 30, 2012, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $10.9 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

We have a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities. We did not draw on the credit facility in 2011.

In July 2012, we acquired for a cash purchase price of $57.9 million all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain. We funded this acquisition with a combination of cash on hand and a $31 million borrowing under the Wells Fargo credit facility.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future. In addition to the Nicolet acquisition, we acquired Embla in 2011 and Medix in 2010, and completed two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

Cash provided by operations increased by $7.2 million for the six months ended June 30, 2012 to $14.1 million, compared to $6.9 million for the same period in 2011. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $11 million in the 2012 period, compared to $14.5 million in 2011. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $3.3 million in 2012 compared with a cash outflow of $7.5 million in 2011. In particular, our cash flow from operations in the first six months of 2012 was positively impacted by a $6.6 million decrease in inventory offset by a $3.9 million increase in accounts receivable.

Cash used in investing activities was $60.2 million for the six months ended June 30, 2012, compared to cash used by investing activities of $577,000 for the same period in 2011. In June 2012 we advanced $57.9 million as a deposit for the purchase consideration of Nicolet that closed on July 2, 2012, classified as a current asset on the June 30, 2012 balance sheet. We used $2.3 million and $1.6 of cash to acquire property and equipment during the six months ended June 30, 2012 and 2011, respectively. We received $1 million for sale of marketable securities during the six months ended June 30, 2011.

Cash provided by financing activities was $31.1 million and $2.6 million in the six months ended June 30, 2012 and 2011, respectively. In June 2012 we borrowed $31 million of cash on our credit facility to partially fund the acquisition of Nicolet. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $770,000 and $1.4 million in the six months ended June 30, 2012 and 2011, respectively. In 2011, a subsidiary had short-term borrowings of $2.0 million and we realized an excess tax benefit of $296,000 on the exercise of employee stock options that was recorded as an increase to stockholders’ equity, as compared with tax expense of $612,000 that was recorded as a decrease to stockholders’ equity in the first six months of 2012.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The only material change to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011 has been the result of $31 million of debt incurred from borrowings against the revolving credit facility as of June 30, 2012.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2012. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of June 30, 2012.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2012, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2012. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Our chief executive officer and chief financial officer determined that as of June 30, 2012 our disclosure controls and procedures were effective for the purpose set forth above.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, Embla in 2011 and Nicolet in 2012.

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

We used a significant portion of our existing cash resources, in addition to borrowing under our credit facility, to complete the acquisition of the Nicolet business from CareFusion. This usage of cash will have an adverse impact on our liquidity, and will force us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely impacted.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Neometrics in New York; Embla in Colorado; Nicolet in Wisconsin; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

ITEM 6. Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.1	Purchase Agreement, dated April 20, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 2200, Inc.	8-K	10.1	000-33001	04/24/2012

10.1	Amendment to the Stock and Asset Purchase Agreement, dated July 1, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 2200, Inc.	8-K	10.1	000-3301	07/03/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.***	The following materials from the Company’s Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 8, 2012	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2012	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Purchase Agreement, dated April 20, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 2200, Inc.	8-K	10.1	000-33001	04/24/2012

10.1	Amendment to the Stock and Asset Purchase Agreement, dated July 1, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 2200, Inc.	8-K	10.1	000-3301	07/03/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.***	The following materials from the Company’s Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.