Form 10-Q
period 2012-09-30
NATUS MEDICAL INC
filed 2012-11-09
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of November 2, 2012 was 29,952,308.

NATUS MEDICAL INCORPORATED

		Page No.
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	36

Signatures		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,500	$32,816
Accounts receivable, net of allowance for doubtful accounts of $1,698 in 2012 and $941 in 2011	82,030	55,260
Inventories	40,755	33,389
Prepaid expenses and other current assets	9,489	4,743
Deferred income tax	5,345	5,025

Total current assets	157,119	131,233
Property and equipment, net	28,511	25,350
Intangible assets	96,208	70,411
Goodwill	99,348	80,375
Other assets	7,968	6,946

Total assets	$389,154	$314,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,885	$16,365
Short-term borrowings	7,300	—
Current portion of long-term debt	8,528	188
Accrued liabilities	35,000	16,560
Deferred revenue	11,765	7,604

Total current liabilities	94,478	40,717
Long-term liabilities:
Long-term debt	15,173	710
Other liabilities	4,723	7,658
Deferred income tax	14,925	7,502

Total liabilities	129,299	56,587

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 29,921,403 in 2012 and 29,439,272 in 2011	272,577	267,499
Retained earnings	6,032	7,170
Accumulated other comprehensive loss	(18,754)	(16,941)

Total stockholders’ equity	259,855	257,728

Total liabilities and stockholders’ equity	$389,154	$314,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$80,724	$51,338	$201,246	$168,541
Cost of revenue	36,453	23,765	89,265	73,165

Gross profit	44,271	27,573	111,981	95,376

Operating expenses:
Marketing and selling	21,801	14,688	54,756	44,818
Research and development	8,512	6,119	21,860	18,577
General and administrative	18,809	7,809	39,250	24,828

Total operating expenses	49,122	28,616	115,866	88,223

Income (loss) from operations	(4,851)	(1,043)	(3,885)	7,153
Other income (expense), net	(228)	186	226	(28)

Income (loss) before provision for income tax	(5,079)	(857)	(3,659)	7,125
Provision for income tax (benefit) expense	(3,130)	(1,011)	(2,513)	1,507

Net income (loss)	$(1,949)	$154	$(1,146)	$5,618

Foreign currency translation adjustment	147	(2,672)	(1, 813)	(1,074)

Comprehensive income (loss)	$(1,802)	$(2,518)	$(2,959)	$4,544

Earnings (loss) per share:
Basic	$(0.07)	$0.01	$(0.04)	$0.20

Diluted	$(0.07)	$0.01	$(0.04)	$0.19

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	29,062	28,643	28,947	28,477

Diluted	29,062	29,387	28,947	29,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(1,146)	$5,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,532	6,771
Provision for losses on accounts receivable	195	1,065
Warranty reserve	540	1,225
Loss on disposal of property and equipment	80	187
Share-based compensation	5,007	5,028
Change in fair value of contingent obligation	—	(1,200)
Excess tax benefit on the exercise of stock options	(125)	(299)
Changes in operating assets and liabilities:
Accounts receivable	(12,827)	8,433
Inventories	5,131	(872)
Prepaid expenses and other assets	(4,219)	1,032
Accounts payable	9,201	(8,062)
Deferred income tax	(648)	(350)
Accrued liabilities and deferred revenue	6,261	(1,927)

Net cash provided by operating activities	16,982	16,649

Investing activities:
Acquisition of businesses, net of cash acquired	(57,632)	(14,935)
Purchases of property and equipment	(3,799)	(2,193)
Purchase of intangible assets	—	(160)
Sales of marketable securities	—	1,005

Net cash used by investing activities	(61,431)	(16,283)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	970	1,868
Excess tax benefit on the exercise of stock options	125	299
Proceeds from short-term borrowings	7,300	2,553
Proceeds from long-term borrowings	25,000	—
Payments on borrowings	(2,230)	(2,119)

Net cash provided by financing activities	31,165	2,601

Exchange rate effect on cash and cash equivalents	(32)	(574)

Net increase (decrease) in cash and cash equivalents	(13,316)	2,393
Cash and cash equivalents, beginning of period	32,816	28,383

Cash and cash equivalents, end of period	$19,500	$30,776

Supplemental disclosure of cash flow information:
Cash paid for interest	$215	$94

Cash paid for income taxes	$5,007	$1,912

Non-cash investing activities:
Property and equipment included in accounts payable	$1,919	$—

Contingent earnout obligations included in accrued liabilities	$—	$800

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Our revenue recognition policies are consistent with disclosures in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and updated as related to the following: We have established vendor-specific objective evidence of fair value (“VSOE”) for substantially all of the undelivered elements in our multiple element arrangements and best estimate of selling price (“ESPs”) on delivered elements. In the future we may rely on ESPs, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the undelivered elements

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangibles for Impairment—In July 2012, the Financial Accounting Standards Board (“FASB”) amended guidance on Testing Indefinite-Lived Intangibles for Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance will be effective for us on January 1, 2013 and early adoption is permitted. Adoption of this guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

Intangibles Goodwill and Other—In September 2011, the FASB issued amended guidance related to Intangibles—Goodwill and Other: Testing Goodwill for Impairment. The amendment is intended to simplify how entities test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. We became subject to this standard starting in 2012 and we will consider whether to implement these qualitative factors during our annual goodwill assessment in the fourth quarter of each year. Adoption of this guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

2 - Business Combinations

Nicolet

We acquired the Nicolet neurodiagnostic business (“Nicolet”) from CareFusion on July 2, 2012 pursuant to a Share and Acquisition Purchase Agreement. The Nicolet business develops clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and electromyography (EMG) systems and related accessories, as well as vascular and obstetric Doppler sensors and connectivity products.

We acquired all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain for $57.9 million in cash at closing, excluding direct costs of the acquisition. The final purchase consideration is subject to an adjustment related to the amount of working capital acquired, which will be recorded as an adjustment to goodwill when finalized. A total of $2.6 million of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The acquisition has been accounted for as a purchase business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Nicolet are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Nicolet’s results of operations are included in the consolidated financial statements from the date of the acquisition.

Valuing certain components of the acquisition, primarily accounts receivable, inventories, identifiable intangible assets, real estate, deferred taxes, accrued warranty costs, accounts payable and accrued expenses required us to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$299
Accounts receivable	15,109
Inventories	13,563
Current deferred income tax asset	306
Prepaid and other assets	569
Other long-term assets	52
Non-current deferred income tax asset	1,154
Identifiable intangible assets:
Developed technology	11,600
Customer-related	8,300
Trademarks and trade names	9,000
Backlog	720
Land and building	1,177
Other property and equipment	1,267
Goodwill	19,072
Accounts payable	(5,194)
Accrued expenses	(9,525)
Deferred revenue	(3,943)
Non-current deferred income tax liability	(5,595)
Total purchase price	$57,931

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (i) developed technology of $11.6 million assigned a weighted average economic life of 18 years being amortized on the straight line method, (ii) customer-related intangible assets of $8.3 million assigned an economic life of 16 years being amortized on the straight line method, (iii) trademarks and trade names of $9.0 million that have an indefinite life and are not being amortized, and (iv) backlog of $720,000 assigned an economic life of three months being amortized on the straight line method. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

Accounts receivable, net of allowance for doubtful accounts and other liabilities are stated at their historical carrying value, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”). The fair value of the non-financial assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus a 0% premium.

Goodwill. Approximately $19.1 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred income tax. A preliminary estimate of $306,000 has been allocated to current deferred tax assets, $1.2 million has been allocated to non-current deferred tax assets and $5.6 million has been allocated to non-current deferred tax liabilities, which results primarily from differences between financial reporting and the original tax basis of both tangible and intangible assets acquired.

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

Pro forma financial information

The following unaudited pro forma information combines our results of operations for the nine months ended September 30, 2012 and 2011 with the results of operations for Nicolet and Embla as if the acquisitions had occurred on January 1, 2011.

Unaudited Pro forma Financial Information

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Revenue	$251,047	$257,755
Income from operations	$3,979	$6,794

The unaudited pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the dates indicated, nor does it give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

Nicolet’s revenue of $24.1 million and income from operations of $2.1 million are included in our consolidated statement of operations and comprehensive income (loss) for the period from July 2, 2012 (acquisition date) to September 30, 2012.

For purposes of preparing the unaudited pro forma financial information for the nine months ended September 30, 2012, Nicolet’s consolidated statement of revenue and direct expenses for the period January 1, 2012 through July 2, 2012 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2012. For purposes of preparing the unaudited pro forma financial information for the period January 1, 2011 through September 30, 2011, Nicolet’s consolidated statement of revenue and direct expenses for the period January 1, 2011 through September 30, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2011. Since the former owner did not maintain separate stand-alone financial statements for the Nicolet business, expenses include only cost of goods sold and operating expenses directly attributable to the operations of the business.

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2011 through September 30, 2011, Embla’s Consolidated Statement of Income for the period January 1, 2011 through September 15, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2011.

The unaudited pro forma consolidated results reflect the historical information of Natus and Nicolet in 2012 and Natus, Nicolet and Embla in 2011, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense (approximately $423,000 through June 30, 2012 and $908,000 in 2011);

•	Additional amortization expense related to Nicolet (approximately $564,000 through June 30, 2012 and $1.6 million in 2011) related to the fair value of identifiable intangible assets acquired;

•	Decrease of Nicolet’s depreciation expense (approximately $1.0 million through June 30, 2012 and $1.4 million in 2011) related to the fair value adjustment to property and equipment acquired;

•	Adjustments to general and administrative expense relating to Nicolet’s direct acquisition costs (approximately $2.6 million in 2011 and $(2.6) million in 2012);

•	Adjustments to cost of goods sold relating to Nicolet’s fair value inventory adjustments (approximately $687,000 in 2011 and $(571,000) in 2012);

•	Decrease of Embla’s depreciation expense (approximately $295,000 through September 14, 2011) related to the fair value adjustment to property and equipment acquired;

•	Elimination of Embla’s historical intangible asset amortization expense (approximately $148,000 in 2011); and

•	Additional amortization expense related to Embla (approximately $225,000 through September 14, 2011) related to the fair value of identifiable intangible assets acquired.

3 - Basic and Diluted Earnings (Loss) Per Common Share

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

Because there was a loss for the three and nine months ended September 30, 2012, no common stock equivalent shares were included in the weighted average shares outstanding used to calculate diluted earnings per share. For the three and nine months ended September 30, 2011, common stock equivalents of 744,067 and 1,088,511 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 2,326,775 and 1,500,284 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials and subassemblies	$24,754	$11,550
Work in process	3,075	—
Finished goods	16,710	26,368

Total inventories	44,539	37,918

Less: Non-current inventories	(3,784)	(4,529)

Inventories, current	$40,755	$33,389

The above balances include approximately $14.0 million of Nicolet inventory as of September 30, 2012. At September 30, 2012 and December 31, 2011, the Company has classified $3.8 million and $4.5 million of inventories, respectively, as non-current. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 - Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$62,633	—	$(20,185)	$42,448	$51,245	—	$(17,610)	$33,635
Customer related	26,534	—	(6,093)	20,441	18,296	—	(4,602)	13,694
Internally developed software	7,155	—	(3,763)	3,392	4,414	—	(2,494)	1,920
Patents	2,742	—	(2,110)	632	2,757	—	(1,949)	808
Backlog	723	—	(712)	11	—	—	—	—

Definite lived intangible assets	99,787		(32,863)	66,924	76,712		(26,655)	50,057
Intangible assets with indefinite lives:
Tradenames	30,284	(1,000)	—	29,284	21,354	(1,000)	—	20,354

Total intangibles assets	$130,071	$(1,000)	$(32,863)	$96,208	$98,066	$(1,000)	$(26,655)	$70,411

Definite lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer related intangibles, 6 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization. Substantially all of the backlog was written off during the three months ended September 30, 2012.

Internally developed software consists of $6.2 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Technology	$1,034	$2,575
Customer related	595	1,491
Internally developed software	68	1,269
Patents	60	161
Backlog	712	712

Total amortization	$2,469	$6,208

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2012	$1,711
2013	6,676
2014	6,376
2015	6,042
2016	5,261
2017	4,989
Thereafter	35,869

Total expected amortization expense	$66,924

6 - Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, December 31, 2011	$80,375
Goodwill as a result of acquisitions	19,072
Foreign currency translation	(99)

Balance, September 30, 2012	$99,348

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$4,326	$4,420
Buildings	11,511	10,864
Leasehold improvements	3,210	2,815
Office furniture and equipment	11,436	10,410
Computer software and hardware	10,347	7,541
Demonstration and loaned equipment	11,885	10,646

	52,715	46,696
Accumulated depreciation and amortization	(24,204)	(21,346)

Total	$28,511	$25,350

Depreciation and amortization expense of property and equipment was approximately $1.0 million and $3.2 million for the three and nine months ended September 30, 2012, respectively, and was approximately $868,000 and $2.4 million for the three and nine months ended September 30, 2011, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$2,225	$1,394	$2,157	$696
Warranty accrued for the period	129	92	540	1,224
Warranty assumed through acquisitions	630	909	630	909
Repairs for the period	(500)	(266)	(843)	(700)

Balance, end of period	$2,484	$2,129	$2,484	$2,129

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

9 - Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$259,265	$275,128	$257,728	$263,255
Net income (loss)	(1,949)	154	(1,146)	5,618
Proceeds from stock option exercises and ESPP	200	470	970	1,868
Share-based compensation expense	2,471	1,911	5,007	5,028
Tax effect of option exercises	(279)	3	(891)	299
Foreign currency translation adjustment	147	(2,672)	(1,813)	1,074

Balance, end of period	$259,855	$274,994	$259,855	$274,994

10 - Share-Based Compensation

At September 30, 2012, we have two active plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2012 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$49	$87	$161	$224
Marketing and sales	400	486	927	1,196
Research and development	167	131	380	400
General and administrative	1,855	1,207	3,539	3,208

Total	$2,471	$1,911	$5,007	$5,028

As of September 30, 2012, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $11.1 million, which is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

Activity in our stock options during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,789,866	$11.57
Granted	713,480	$10.79
Exercised	(87,622)	$6.14
Cancelled	(384,418)	$12.36

Outstanding, end of period	4,031,306	$11.47	3.64	$12,062

Exercisable, end of period	2,768,248	$10.89	2.26	$10,193

Vested and expected to vest, end of period	3,883,265	$11.44	3.50	$11,819

The intrinsic value of options exercised during the nine months ended September 30, 2012 was $607,000.

Restricted Stock Awards

Activity in our restricted stock awards during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	588,807	$15.37
Granted	369,390	$10.81
Vested	(199,832)	$15.43
Forfeited	(24,280)	$14.74

Unvested, end of period	734,085	$13.08	$9,594

We award restricted stock awards (“RSA’s”) to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At September 30, 2012 the fair market value of outstanding RSA’s was $9.6 million and the weighted average remaining recognition period of unvested RSA’s was 2.8 years. At December 31, 2011 the fair market value of outstanding RSA’s was $5.6 million and the weighted average remaining recognition period was 2.5 years. The intrinsic value of RSA’s equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units during the nine months ended September 30, 2012 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	56,525
Awarded	18,600
Released	(13,525)
Forfeited	(6,950)

Outstanding, end of period	54,650	1.93	$714

We award restricted stock units (“RSU’s”) to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At September 30, 2012 the aggregate intrinsic value of outstanding RSU’s was $607,000 and the weighted average remaining recognition period for unvested RSU’s was 3.0 years. At December 31, 2011 the aggregate intrinsic value of outstanding RSU’s was $538,000 and the weighted average remaining recognition period for unvested RSU’s was 1.9 years.

11 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income	$11	$6	$20	$23
Interest expense	(215)	(47)	(231)	(160)
Foreign currency exchange gain (loss)	136	67	470	(39)
Other	(160)	160	(33)	148

Total other income (expense), net	$(228)	$186	$226	$(28)

12 - Income Taxes

Provision for Income Tax (Benefit) Expense

We recorded provisions for income tax (benefit) of $(3.1) million and $(2.5) million for the three and nine months ended September 30, 2012, respectively, and provisions for income tax (benefit) expense of $(1.0) million and $1.5 million for the three and nine months ended September 30, 2011, respectively.

Our effective tax rate was 61.6% and 68.6% for the three and nine months ended September 30, 2012, respectively, and 117.9% and 21.2% for the three and nine months ended September 30, 2011, respectively.

Our effective tax rate for the three and nine months ended September 30, 2012 differed from statutory tax rates primarily because of the settlement of foreign and U.S. state income tax audits and from the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years, which together resulted in a tax benefit of $3.1 million and $2.5 million for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2012 and December 31, 2011, we had unrecognized tax benefits of $1.6 million and $5.3 million, respectively. The decrease of unrecognized tax benefit is primarily due to reversal of tax reserves resulting from settlement of foreign and U.S. state income tax audits and the expiration of the stature of limitations on prior tax years. We do not expect that similar tax benefits will be significant in the remainder of 2012.

Our tax returns remain open to examination as follows: U.S. Federal, 2007 through 2011; U.S. states, generally 2006 through 2011; significant foreign jurisdictions, generally 2007 through 2011.

13 - Restructuring Reserves

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. During the three months ended September 30, 2011 we also initiated similar restructuring activities in Embla, which we acquired in September 2011. We expect these restructuring activities to be substantially completed by December 31, 2012. These plans are collectively referred to as the “2011 Plans” below.

In July 2012, we initiated an integration and reorganization plan related to the acquisition of Nicolet that is designed to eliminate redundant costs, improve efficiencies in operations, and to move to an indirect sales model in certain countries in Europe, where Nicolet had previously sold under a direct sales model. We expect that substantially all of the staff reductions will be completed by December 31, 2012.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for these plans for the nine months ended September 30, 2012 is as follows (in thousands):

	Integration and Reorganization Plans
	2011 Plans	July 2012 Plan	Totals
Balances at December 31, 2011	$774	$—	$774
Expensed	1,721	6,579	8,300
Cash payments	(1,872)	(2,788)	(4,660)
Accrual reversal	(202)	—	(202)

Balances at September 30, 2012	$421	$3,791	$4,212

14 - Debt and Credit Arrangements

At September 30, 2012 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

We did not draw on the facility during 2011. We funded the Nicolet acquisition with a combination of our existing cash and $31 million borrowed under the credit facility, including $25.0 million due in equal quarterly installments through June 30, 2015 and $6.0 million of revolving debt. We borrowed an additional $1.3 million of revolving debt during the quarter ended September 30, 2012.

Long-term debt is comprised of the following (2012 and 2011 columns in thousands):

	September 30, 2012	December 31, 2011
Term loan $25 million, interest at LIBOR plus 1.5%, due June 30, 2015 with term loan principle repayable in quarterly installments of $2.1 million	$22,917	$—
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on land and building owned by Xltek	784	898

Total	23,701	898
Less current portion of long-term debt	(8,528)	(188)

Total long-term debt	$15,173	$710

Maturities of long-term debt as of September 30, 2012 are as follows (in thousands):

2012	$2,161
2013	8,525
2014	8,845
2015	4,170
Thereafter	—

Total	23,701

Less current portion of long-term debt	(8,528)

Total long-term debt	$15,173

Short-term borrowings at September 30, 2012 consists of the aforementioned $7.3 million revolving debt associated with the Nicolet acquisition, with interest at LIBOR plus 1.5%.

At September 30, 2012 and December 31, 2011, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
United States	$47,398	$30,792	$111,964	$95,944
Foreign countries	33,326	20,546	89,282	72,597

Totals	$80,724	$51,338	$201,246	$168,541

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$11,513	$9,428
Foreign countries	16,998	15,922

Totals	$28,551	$25,350

Long-lived assets consist principally of net property and equipment. During the three and nine months ended September 30, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the three and nine months ended September 30, 2012, respectively, revenue from devices and systems was $48.1 million and $124.8 million, while revenue from supplies and services was $30.3 million and $72.6 million, respectively.

16 - Fair Value Measurements

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of September 30, 2012	Fair Value Measurements as of September 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

	Fair Value as of December 31, 2011	Fair Value Measurements as of December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly, and include bank money market investments having a net asset value of $1.00 per share consisting principally of commercial paper with a rating of A-1/A-1+.

Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 3 valuations are based on inputs that are not unobservable and significant to the overall fair value measurement. At September 30, 2012 the Company has no assets or liabilities subject to Level 1 or Level 3 valuations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Biliband®, Bio-logic®, Ceegraph®, CHAMP®, Cochlea Scan®, Cool Cap®, Ear Couplers®, Echo Screen®, Embla®, Embletta®, Enterprise®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neuromax®, NeuroWorks®, Nicolet®, NicoletElite®, Oxydome®, REMbrandt®, REMlogic®, Sandman®, Sleeprite®, Sleepscan®, Smart Scale®, STETHODOP®, TECA®, Tootsweet®, Traveler®, Warmette® and VAC PAC®, VERSALAB®, Xact Trace®, are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, Medix MediLED™, MiniMuffs™, NATUS NatalCare™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2011 of Natus Medical Incorporated (“Natus,” “we,” “us,” or “our Company”), and presumes that readers have read or have access to the discussion and analysis in our Annual Report. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2012 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2012;

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. The businesses we have acquired are Neometrics in 2003, Fischer-Zoth in 2004, Bio-logic, Deltamed, and Olympic Medical in 2006, Xltek in 2007, Sonamed, Schwarzer Neurology, and Neurocom in 2008, Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, Embla in 2011, and Nicolet in 2012.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. Other revenue consists primarily of freight revenue. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Devices and Systems	60%	61%	62%	64%
Supplies and Services	38%	37%	36%	34%
Other	2%	2%	2%	2%

Total	100%	100%	100%	100%

During the three and nine months ended September 30, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2012 Third Quarter Overview

Our business and operating results have been and continue to be affected by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $29.4 million in the third quarter ended September 30, 2012 to $80.7 million compared to $51.3 million in the third quarter of the previous year. Nicolet, acquired in July 2012, contributed to $24.1 million of incremental revenue and Embla, acquired in September 2011, contributed to $5.3 million of incremental revenue in the third quarter of 2012. We experienced revenue increases and declines across other business units in the United States, Europe, and South America that resulted in the same level of revenue in both quarters.

We incurred a net loss of $1.9 million or $(0.07) per share in the three months ended September 30, 2012, compared with net income of $154,000 or $0.01 per diluted share in the same period in 2011. The net loss for the 2012 period included restructuring and related stock compensation costs of $7.7 million and direct costs associated with the Nicolet acquisition completed in July 2012 of $786,000. An increase in gross profit of 1.1 percentage points for the third quarter of 2012 compared to same period in 2011, resulted primarily from product mix.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three and nine months ended September 30, 2012.

Results of Operations

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100%	100.0%	100%	100%
Cost of revenue	45.2	46.3	44.4	43.4

Gross profit	54.8	53.7	55.6	56.6

Operating expenses:
Marketing and selling	27.0	28.6	27.2	26.6
Research and development	10.5	11.9	10.9	11.0
General and administrative	23.3	15.2	19.5	14.7

Total operating expenses	60.8	55.7	57.6	52.3

Income (loss) from operations	(6.0)	(2.0)	(2.0)	4.3
Other income (expense), net	(0.3)	0.4	0.1	—

Income (loss) before provision (benefit) for income tax	(6.3)	(1.6)	(1.9)	4.3
Provision for income tax (benefit) expense	(3.9)	(2.0)	(1.3)	0.9

Net income (loss)	(2.4)%	0.4%	(0.6)%	3.4%

We acquired Nicolet in July 2012 and Embla in September 2011. Where significant, we have noted the impact of these acquisitions on our results of operations for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.

Three Months Ended September 30, 2012 and 2011

Our revenue increased $29.4 million, or 57%, to $80.7 million for the three months ended September 30, 2012, compared to $51.3 million in the comparable 2011 period. Nicolet contributed $24.1 million and Embla contributed $5.3 million of incremental revenue during the 2012 quarter.

Revenue from devices and systems increased $17 million, or 55%, to $48.1 million in the third quarter of 2012, compared to $31.1 million in the same period in 2011. Nicolet contributed $12.9 million and Embla contributed $3.3 million of incremental device and system revenue during the 2012 quarter. Devices and systems revenue from our neurology and other diagnostic products other than Nicolet and Embla increased $200,000 or 2% to $14.0 million and devices and systems revenue from newborn care and other device products increased $600,000. Revenue from devices and systems was 60% and 61% of total revenue for the three months ended September 30, 2012 and 2011, respectively.

Revenue from supplies and services increased $11.1 million, or 58%, to $30.3 million in the third quarter of 2012 compared to $19.2 million in the same period in 2011. Nicolet contributed $10.0 million and Embla contributed $2 million of incremental supplies and services revenue in the third quarter of 2012. Revenue from newborn care and hearing supplies increased by $100,000, revenue from neurology supplies other than Nicolet and Embla decreased by $500,000 and service fee revenue other than Nicolet and Embla decreased by $500,000. Revenue from supplies and services was 38% of total revenue in the three months ended September 30, 2012, compared to 37% of total revenue for the third quarter of 2011.

Revenue from sales outside the U.S. increased 62%, or $12.7 million to $33.3 million in the third quarter of 2012 compared to $20.6 million for the same period in 2011. Nicolet and Embla contributed $13.3 million of international revenue, while revenue from neurology and hearing products other than Nicolet and Embla increased by $200,000 and international revenue from newborn care and other products decreased by $800,000.

Gross profit as a percentage of revenue was 54.8% for the three months ended September 30, 2012 compared to 53.7% for the corresponding 2011 period, reflecting increased profit margins on Natus U.S. and Xltek products. Gross profit increased $16.7 million or 61% to $44.3 million in 2012 from $27.6 million in 2011.

Total operating expense increased by $20.5 million, or 72%, to $49.1 million in the three months ended September 30, 2012, compared to $28.6 million in the same period in 2011. The operating expense of Nicolet and the incremental expense of Embla was $13.0 million. In addition, restructuring costs and direct acquisition costs, respectively, were $6.3 million and $500,000 more in the 2012 period compared to the 2011 period. We wrote off $700,000 of Nicolet backlog in the 2012 period with no such expense in the 2011 period.

Marketing and selling expense increased $7.1 million, or 48%, to $21.8 million in the three months ended September 30, 2012, compared to $14.7 million in the same period in 2011. The marketing and selling expense of Nicolet, including the backlog write-off, and the incremental expense of Embla was $6.8 million. The remainder of the increase was primarily related to higher commission costs.

Research and development expense increased $2.4 million or 39%, to $8.5 million for the three months ended September 30, 2012, compared to $6.1 million in the same period of 2011. The research and development expense of Nicolet and the incremental expense of Embla was $3.1 million. A decrease in other expense was primarily attributable to lower employee compensation costs resulting from cost cutting activities initiated earlier in 2012.

General and administrative expense increased $11 million, or 141%, to $18.8 million in the three months ended September 30, 2012, compared to $7.8 million in the same period in 2011. The general and administrative expense of Nicolet and the incremental expense of Embla was $3.1 million. The cost of restructuring activities and direct costs of acquisitions increased by $6.2 million and $500,000, respectively, in the 2012 period compared to the same period in 2011.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other expense of $228,000 in the three months ended September 30, 2012, compared to net other income of $186,000 in the same period in 2011. We incurred other expense of $160,000 during the three months ended September 30, 2012 compared with the same amount of other income during the three months ended September 30, 2011. In addition, interest expense was higher by $168,000 for the three months ended September 30, 2012 quarter compared to the same quarter in 2011 resulting from bank borrowings in connection with the Nicolet acquisition.

We recorded a provision for income tax benefit of $3.1 million and $1.0 million in the three months ended September 30, 2012 and 2011, respectively. The increase of tax benefit for the three months ended September 30, 2012 compared to the same period in the prior year is attributable primarily to the reversal of tax reserves upon settlement of a state income tax audit and the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years.

Nine Months Ended September 30, 2012 and 2011

Our revenue increased $32.7 million, or 19%, to $201.2 million for the nine month period ended September 30, 2012 compared to $168.5 million in the comparable 2011 period. Nicolet contributed $24.1 million and Embla contributed $20.1 million of incremental revenue during 2012. Revenue from our newborn care products decreased $2.3 million, revenue from neurology products other than from Nicolet and Embla decreased $6.1 million and revenue from our hearing and other products decreased $3.1 million in the nine month period in 2012 compared to the nine months ended September 30, 2011.

Revenue from devices and systems increased $17.5 million, or 16% to $124.8 million in the nine month period of 2012 compared to $107.3 million in the same period in 2011. Nicolet contributed $13 million and Embla contributed $11.1 million of incremental device and system revenue during the 2012. Devices and systems revenue from our neurology and other diagnostic products other than Nicolet and Embla decreased $5.9 million, or 11%, to $47.0 million and devices and systems revenue from newborn hearing screening coupled with newborn care and other device products decreased $600,000, reflecting continued weakness in worldwide capital spending coupled with pricing pressures. Revenue from devices and systems was 62% of total revenue in the nine months ended September 30, 2012 compared to 64% of total revenue for 2011.

Revenue from supplies and services increased $14.2 million, or 24%, to $72.6 million in the nine month period of 2012 compared to $58.4 million in the same period in 2011. Nicolet contributed $10.0 million and Embla contributed $8.9 million of incremental supplies and services revenue in 2012. Revenue from newborn care and hearing supplies decreased by $1.1 million, revenue from neurology supplies other than Nicolet and Embla decreased by $1.3 million, and service fee revenue other than Nicolet and Embla decreased by $2.3 million, primarily related to newborn care. Revenue from supplies and services was 36% of total revenue in the nine months ended September 30, 2012 compared to 34% of total revenue for 2011.

Revenue from sales outside the U.S. increased $16.6 million, or 23%, to $89.3 million in the nine month period of 2012 compared to $72.7 million for the same period in 2011. Nicolet contributed $11.1 million and Embla contributed $9.7 million of international revenue, while revenue from neurology and hearing products other than Nicolet and Embla decreased by $200,000 and international revenue from newborn care and other products decreased by $4.0 million.

Gross profit as a percentage of revenue was 55.6% for the nine months ended September 30, 2012 compared to 56.6% for the corresponding 2011 period, with the reduction primarily the result of increases in materials costs. Gross profit increased $16.6 million to $112.0 million in 2012 from $95.4 million in 2011.

Total operating expenses increased by $27.7 million, or 31%, to $115.9 million in the nine months ended September 30, 2012, compared to $88.2 million in the same period in 2011. The operating expense of Nicolet and the incremental expense of Embla contributed to $18.4 million of the increase. In addition, restructuring costs and direct acquisition costs, respectively, were $6.8 million and $2.6 million more in the 2012 period than the 2011period.

Marketing and selling expense increased $9.9 million, or 22%, to $54.7 million in the nine months ended September 30, 2012, compared to $44.8 million in the same period in 2011. The marketing and selling expense of Nicolet and the incremental expense of Embla was $9.1 million. The remainder of the increase was primarily attributable to the amortization of $700,000 of backlog recognized through purchase accounting associated with the Nicolet acquisition.

Research and development expense increased $3.3 million, or 18%, to $21.9 million for the nine months ended September 30, 2012, compared to $18.6 million in the same period of 2011. The research and development expense of Nicolet and the incremental expense of Embla was $4.9 million, partially offset by lower employee compensation costs resulting from cost cutting activities initiated early in 2012.

General and administrative expense increased $14.4 million, or 58%, to $39.2 million in the nine months ended September 30, 2012, compared to $24.8 million in the same period in 2011. The general and administrative expense of Nicolet and the incremental expense of Embla was $4.4 million. The cost of restructuring activities and direct costs of acquisitions increased by $6.8 million and $2.6 million, respectively, in the 2012 period compared to the same period in 2011.

Other income (expense), net, consists of investment income from our investment portfolio, interest expense, net currency exchange gains and losses, and other miscellaneous income and expenses. We reported net other income of $226,000 in the nine months ended September 30, 2012, compared to net other expense of $28,000 in the same period in 2011. We recognized $470,000 of foreign exchange gains and $39,000 of net foreign currency exchange losses during the nine months ended September 30, 2012 and 2011, respectively.

We recorded a provision for income tax benefit of $2.5 million in the nine months ended September 30, 2012, compared to a provision for income tax expense of $1.5 million in the same period in 2011. The tax benefit for the nine months ended September 30, 2012 compared to tax expense for same period in the prior year is primarily the result in the 2012 period of the settlement of foreign and U.S. state income tax audits and the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years.

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

As of September 30, 2012, we had cash and cash equivalents of $19.5 million, stockholders’ equity of $259.9 million, and working capital of $62.6 million, compared with cash and cash equivalents of $32.8 million, stockholders’ equity of $257.7 million, and working capital of $90.5 million as of December 31, 2011.

As of September 30, 2012, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $13.2 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

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

In July 2012, we acquired for a cash purchase price of $57.9 million all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain. We funded this acquisition with a combination of cash on hand and a $31.0 million borrowing under the Wells Fargo credit facility.

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

Cash provided by operations increased by $400,000 for the nine months ended September 30, 2012 to $17.0 million, compared to $16.6 million for the same period in 2011. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $14.1 million in the 2012 period, compared to $18.4 million in 2011. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash inflow of $2.9 million in 2012 compared with a cash outflow of $1.7 million in 2011. In particular, our cash flow from operations in the first nine months of 2012 was negatively impacted by a $12.8 million increase in accounts receivable and positively impacted by a $5.1 million decrease in inventories, exclusive of the accounts receivable and inventory acquired from Nicolet, offset by a $9.2 million increase in accounts payable.

Cash used in investing activities was $61.4 million for the nine months ended September 30, 2012, compared to cash used by investing activities of $16.3 million for the same period in 2011. We used $57.9 million to acquire businesses during the nine months ended September 30, 2012 compared with $14.9 million during the nine months ended September 30, 2011. We used $3.8 million and $2.2 million of cash to acquire property and equipment during the nine months ended September 30, 2012 and 2011, respectively. We transferred $2.7 million of construction in process to intangible assets relating to internal software development. We received $1.0 million for sale of marketable securities during the nine months ended September 30, 2011.

Cash provided by financing activities was $31.2 million and $2.6 million in the nine months ended September 30, 2012 and 2011, respectively. In June 2012 we borrowed $31 million of cash on our credit facility to partially fund the acquisition of Nicolet and had additional borrowings of $1.3 million as of September 30, 2012. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $970,000 and $1.9 million in the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, we realized an excess tax benefit on the exercise of employee stock options of $125,000 and $299,000, respectively.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The only material change to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2011 has been the result of $0 million of debt incurred from borrowings against the revolving credit facility as of September 30, 2012.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S., Canada, Argentina, and Europe and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. Dollars and Euros and with the acquisitions of Xltek in 2007, Medix in 2010 and Nicolet in 2012, a small portion of our sales are now denominated in Canadian dollars, Argentine pesos and British pounds. As our sales in currencies other than the U.S. Dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2012. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of September 30, 2012.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2012, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2012. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Our chief executive officer and chief financial officer determined that as of September 30, 2012 our disclosure controls and procedures were effective for the purpose set forth above.

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

During the quarter ended September 30, 2012 we completed the North American phase of our global enterprise resource planning (“ERP”) implementation, exclusive of the operations on the Nicolet business that we acquired on July 2, 2012. As a result, we implemented changes to our overall internal control over financial reporting during the period covered by this quarterly report on Form 10-Q. These changes had a material impact on our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We have not filed with the SEC a timely amended Current Report on Form 8-K with respect to our Nicolet acquisition, which could adversely affect our ability to complete a registered offering of our securities

We have determined that as a result of our acquisition of Nicolet in July 2012 we were required to file with the Securities and Exchange Commission on or before September 19, 2012 an amended Current Report on Form 8-K containing certain audited financial statements of the acquired business. We did not complete the preparation of the required financial statements prior to the due date of this amended report and are currently in the process of preparing these financial statements. Until these financial statements are submitted, we will not be able to file certain registration statements under the Securities Act of 1933 (“Securities Act”) for public offerings of our securities, and thus will be unable to raise capital, or otherwise issue registered securities, in a public offering under the Securities Act. In addition, even after the filing of the amended report containing such financial statements, we may be ineligible for a period of 12 months following the due date of such report to use a Registration Statement on Form S-3 to register securities if the Securities and Exchange Commission does not provide us a waiver to do so. Were we to seek to issue securities in a public offering during this 12 month period it could be more costly and time consuming for us to do so as a result of the inability to use this abbreviated form of registration statement.

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

For example, we are currently in the process of implementing the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) solution including customer relationship management, product lifecycle management, demand management, and business intelligence. Until we have completed this world-wide implementation, we will be dependent on multiple platforms. We may experience difficulties in implementing the ERP and we may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.

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

ITEM 6. Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Certificate of Amendment of the Amended & Restated Certificate of Incorporation	8-K	3.1	000-33001	09/13/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.***	The following materials from the Company’s Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 9, 2012	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ Steven J. Murphy
Steven J. Murphy Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Certificate of Amendment of the Amended & Restated Certificate of Incorporation	8-K	3.1	000-33001	09/13/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.***	The following materials from the Company’s Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.