Form 10-K
period 2012-12-31
NATUS MEDICAL INC
filed 2013-04-10
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of Registrant’s most recently completed second fiscal quarter, there were 30,181,324 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2012) was $330,919,682. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 1, 2013, the registrant had 30,339,098 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX®, Balance Manager®, Balance Master®, Balance Shape®, Biliband®, Bio-logic®, Bo-JECT®, Brain Atlas®, Ceegraph®, CHAMP®, Clarity System®, Cochlea Scan®, Cool Cap®, CoolCare®, Dantec®, Ear Couplers®, Ear Muffin®, Echo Screen®, Embla US®, Embletta®, Enterprise®, EquiTest®, Fischer-Zoth®, Flexicoupler®, Gumdrop®, Halo Ear Muffin®, Hawaii Medical®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medelec®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neurocom®, Neuromax®, NeuroWorks®, Nicolet®, NicoletElite®, Oxydome®, Pocket®, REMbrandt®, REMlogic®, Sandman®, Scout®, Sleeprite®, Sleepscan®, Smart Scale®, Sonamed®, Sonara®, Sonara TEK®, Stellate Notta®, STETHODOP®, TECA®, Tootsweet®, Traveler®, Treetip®, VAC PAC®, VERSALAB®, Warmette®, Xact Trace®, Xltek® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, Medix MediLED™, MiniMuffs™, NatalCare™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

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

Product Families

We categorize our products into two product families:

•

Neurology—Includes products for diagnostic electroencephalography (EEG), electromyography (EMG), diagnostic sleep analysis or polysomnography (PSG), intraoperative monitoring (IOM), and transcranial doppler ultrasound technology.

•

Newborn Care and Other—Includes products for newborn care including hearing screening, brain injury, thermoregulation, jaundice management, and various disposable products, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

Our Product Offerings

Neurology

Our diagnostic and monitoring systems and supplies for neurology and neurophysiology markets represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, including monitoring of patients during surgery, while under sedation, in post-operative care, and in intensive care units. Our product lines consist of the following:

•

Electroencephalography or “EEG”—Equipment and supplies used to monitor and visually display the electrical activity generated by nerve cells in the brain and other key physiological signals for both diagnosis and monitoring of neurological disorders in the hospital, research laboratory, clinician office and patient’s home.

•

Electromyography or “EMG”—Equipment and supplies used to measure electrical activity in nerves, muscles, the brain and spinal cord and includes EMG, nerve conduction and evoked potential functionality.

•

Polysomnography or “PSG”—Equipment and supplies used to measure a variety of respiratory and neurological functions to assist in the diagnosis and monitoring of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

•

Intraoperative Monitoring or “IOM”—Products and supplies that assist surgeons and neurophysiologists in preserving the functional integrity of a patient’s nervous system during and after complex surgical procedures.

•

Transcranial Doppler—Products that assist clinicians in evaluating the integrity of blood flow in the brain for both preventive monitoring and diagnosis as well as to assist treatment in acute conditions such as stroke and vasospasm.

Diagnostic EEG and Long-term Monitoring

Overview

We design, manufacture, and market a full line of computerized instruments and key supplies used to help diagnose the presence of seizure disorders and epilepsy, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain, and assist in surgical planning. This type of testing is also done to diagnose brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses (EEGs) as well as other physiological signals needed to support clinical findings. Routine clinical EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists, neurophysiologists and epileptologists review and interpret the results.

Routine outpatient clinical EEG testing is performed in hospital neurology laboratories, private physician offices, and in ambulatory settings such as the patient’s home, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient monitoring of EEGs and behavior is used to determine if surgical solutions are appropriate. Patient’s suffering from severe head trama and other acute conditions that may affect the brain are monitored in intensive care units. In addition, research facilities use EEG equipment to conduct research on humans and laboratory animals.

Diagnostic Electroencephalograph Monitoring Product Lines

Our EEG diagnostic monitoring product lines for neurology consist of signal amplifiers, workstations to capture and store data, and proprietary software. These products are typically used in concert, as part of an EEG “system” by the neurology/neurophysiology department of a hospital or clinic to assist in the diagnosis and monitoring of neurological conditions.

•

NeuroWorks; Ceegraph; Coherence; Harmonie; NicoletOne.    Our computerized EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term epilepsy monitoring of up to 256 channels, and physician review stations with quantitative EEG analysis capabilities.

•

Stellate/Gotman Spike and Seizure; GridView; NicoletOne Trends.    Our proprietary spike and seizure detection algorithm detects, summarizes, and reports EEG events that save health care professionals time by increasing the speed and accuracy of interpretation. GridView is a tool that allows the clinician to correlate EEG patterns with electrode contacts on a 3D view of the patient brain using magnetic resonance (MR) or computed tomography (CT) images, thus enabling the visualization and annotation of the brain surface and internal structures involved in the diagnosis of epilepsy. NicoletOne Trends provides a comprehensive set of EEG analysis algorithms such as spike and seizure detection, total band power analysis, alpha-delta variability, and spectrogram. These algorithms are used to generate trends of large amounts of data to assist in the clinical evaluation and data review process.

•

Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer, and are also known as the headbox. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary headbox products are sold for a wide variety of applications under the following brand names: Xltek, Trex, EEG32, EMU128, EMU40, Brain Monitor, Schwarzer EEG, Nicolet v32 and v44 models and Nicolet Wireless 32 and 64 channel amplifiers.

•

Nicolet Cortical Stimulator.    This product is our proprietary device that provides cortical stimulation to the brain during functional brain mapping either before or during surgery to help the surgeon protect the eloquent parts of the brain. The device can be used as a standalone unit or with the fully integrated NicoletOne software that supports control of the device from the software, automated mapping and comprehensive report generation.

•

Digital Video; SmartPack; Universal Reader.    Several additional options are available to enhance our EEG products, including a digital video option, which provides synchronized video recording of a patient’s behavior while recording electrical activity from the brain, our patented SmartPack data compression process, and Universal Reader that is a thin-client software application installed on a physician’s review station that permits fast and easy data analysis in a graphical format.

Electrodiagnostic Monitoring

Overview

Our electrodiagnostic systems include EMG, nerve conduction (“NCS”), and often evoked potential (brain electrical activity) functionality. EMG and NCS involve the measurement of electrical activity of muscles and nerves both at rest and during contraction. Measurements may or may not involve the use of stimulation depending on the required test. Measuring the electrical activity in muscles and nerves can help diagnose diseases of the peripheral nervous or musculature system. An electromyogram is done to determine if there is any disease present that damages muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching, and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy. EMG is also used for clinical applications of botox to relieve muscle spasm and pain. We market both the clinical system and the needles used for these procedures.

In addition to EMG and NCS functionality, many of our Electrodiagnostic systems also include Evoked Potential functionality (“EP”). Evoked potentials are elicited by the brain in response to a stimulus. These evoked potentials can come from the sensory pathways (such as hearing and visual) or from the motor pathways. An examination tests the integrity of these pathways including the associated area of the brain. Sophisticated amplifiers are required to recognize and average evoked potential EMG and NCS signals.

Electrodiagnostic Product Lines

•

Dantec Keypoint.    The Dantec Keypoint EMG and EP family of products feature amplifiers, stimulators, and strong signal quality. The Keypoint is used for advanced neurodiagnostic applications such as single fiber EMG, visual and auditory evoked potentials, and in routine nerve conduction studies. The Keypoint system is also available in a portable laptop configuration.

•

Dantec Clavis.    The Dantec Clavis device is a hand-held EMG and current stimulation device that provides muscle and nerve localization information to assist with botox injections. In conjunction with the Bo-ject hypodermic needle and electrodes, it delivers a precise dose of the agent.

•

Nicolet EDX family.    A hardware platform of amplifiers, base control units, stimulators and hand-held probes that are sold with two versions of Nicolet brand proprietary software (Viking and Synergy). These mid to high end systems have full functionality, strong signal quality, and flexibility.

•	Nicolet VikingSelect and Synergy Plinth. These are products for the high-end market that use proprietary Viking or Synergy hardware and software.

•	Nicolet VikingQuest. An EMG system for the mid-range market. The device runs on our proprietary Viking software.

•	Nicolet Synergy PIU. An EMG system for the low-end market focused on ease of use and portability. The PIU uses our proprietary Synergy software.

•

Schwarzer Topas.    The Topas system offers a wide range of sophisticated EMG and evoked potential (“EP”) examination protocols, as well as an attractive and functional design. The Topas system can be configured as a two or four channel system and as trolley-based or portable.

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

•	Supplies. We also manufacture and market a full line of proprietary EMG needles.

Diagnostic Polysomnography Monitoring

Overview

Increasing public awareness of sleep disorders has made sleep medicine a growing specialty. Polysomnography (“PSG”), which involves the analysis of respiratory patterns, brain electrical activity and other physiological data, has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A full polysomnographic sleep study entails whole-night recordings of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart, and other parameters. In some studies patients are fitted with treatment devices using Continuous Positive Airway Pressure technology (“CPAP”) during the sleep study and the proper settings for the treatment devices are determined during the latter part of the study.

Diagnostic PSG Monitoring Product Lines

We market dedicated diagnostic PSG monitoring products that can be used individually or as part of a networked system for overnight sleep studies to assist in the diagnosis of sleep disorders. Some of our EEG systems described above can also be configured to perform diagnostic PSG monitoring. These products include software licenses, ambulatory monitoring systems, and laboratory systems that combine multiple capabilities, including EEG monitoring, physician review stations, and quantitative EEG analysis capabilities.

•

Embla REMlogic, Sandman and REMbrandt; Sleepscan; SleepWorks; Coherence; Harmonie; NicoletOne.    Our diagnostic PSG systems capture and store all data digitally. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports.

•

Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis and are sold under brand names such as Embla and Embletta Gold, Xltek Trex and Connex, Schwarzer, and Nicolet. Our amplifiers are used in both hospitals and stand-alone clinics. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters, and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

•

Practice Management Software.    Our Enterprise Practice Management Software provides a solution for institutions as well as private labs and physicians for patient scheduling, inventory control, staff scheduling, data management, business reports and billing interfaces. Enterprise may be used in conjunction with many Natus PSG products.

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

Intraoperative Monitoring

Overview

Intraoperative monitoring (“IOM”) is the use of electrophysiological methods such as EEG, EMG, and evoked potentials to monitor the functional integrity of certain neural structures (i.e. nerves, spinal cord and parts of the brain) during surgery. The purpose of IOM is to reduce the risk to the patient of damage by the surgeon to the nervous system, and/or to provide functional guidance to the surgeon and anesthesiologist during surgery.

Diagnostic IOM Product Lines

•

Protektor.    The Protector system is an IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of IOM techniques.

•	Nicolet Endeavor. A dedicated IOM system that offers complete flexibility in work flow and test protocols.

•

Nicolet EDX, Synergy Plinth, Viking Select.    These systems are used in IOM applications where a smaller number of channels is sufficient. This approach is primarily followed in international markets that utilize the integrated system approach that allows for the use of the system in EMG clinical applications as well as in IOM applications.

Transcranial Doppler

Overview

Transcranial Doppler is the use of Doppler ultrasound technology to measure blood flow parameters such as velocity in key vascular structures in the brain. A Doppler probe is held against a specific location on the head and the device displays the information in both visual and auditory formats. This technology is used as preventative screening, diagnosis, and monitoring of various diseases and brain injuries such as stroke, embolism, reduced blood flow during surgery, and vasospasm.

Transcranial Doppler Products

•

Sonara and Sonara tek.    The Sonara is an embedded system that is a self-contained unit that includes cpu, data display screen and speakers. It uses proprietary software with a touch screen menu. Sonara tek is a small portable device used with a laptop. Both models enable the uploading of images to the hospital information system.

Newborn Care and Other

Our newborn care and other products represent a comprehensive line of products that are used by physicians, nurses and medical technologists to assist in the diagnosis and treatment of common medical ailments in newborn care, and other products used in newborn through adult populations. Our principal newborn care and other product lines consist of the following:

•	Newborn Hearing Screening—Products used to screen the hearing in the newborn.

•	Newborn Brain Injury—Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, and treat brain injury.

•	Thermoregulation—Products used to control the newborn environment including incubators and warmers.

•	Jaundice Management—Products used to treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Other Newborn Care Products—Single use disposable products such as pacifiers, phototherapy masks, and x-ray shields, and newborn screening data management systems.

•	Diagnostic Hearing Assessment—Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

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

•

AuDX and Echo-Screen.    Our AuDX product is a hand-held OAE screening device that can be used for newborn hearing screening, as well as for patients of all ages, from children through adults. Our Echo-Screen product is a hand-held combination AABR and OAE device for newborn screening that can also be used for children through adults in OAE-only mode. These devices record and analyze OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

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

Newborn Brain Injury

Overview

For many years, newborn infants admitted to the NICU of a hospital have routinely been monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Recently it has also been considered important to monitor brain activity using continuous EEG. A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity.

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

•

Olympic Brainz Monitor.    The Olympic Brainz Monitor (“OBM”) is our latest generation Cerebral Function Monitor (“CFM”). The device can be used in single channel, two-channel or three-channel modes to continuously monitor and record brain activity. The OBM displays up to three channels of both aEEG and EEG data. Sophisticated networking, archiving and viewing functions facilitate consultation among medical professionals. Continuous impedance and corresponding EEG signals are also displayed, aiding better clinical management of the newborn.

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

Thermoregulation products

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

Balance and Mobility

Overview

Balance is an ability to maintain the line of gravity of the body within the base of support with minimal postural sway. Maintaining balance requires coordination of input from multiple sensory systems including the vestibular (i.e. inner ear), somatosensory (i.e. touch, temperature, body position), and visual systems. Balance disorders impact a large percentage of the population in all age ranges from children to adults. Common complaints include dizziness, vertigo, or an inability to walk or drive a vehicle, which can all lead to the curtailment of daily life activities. These symptoms are exacerbated in elderly patients and can result in falls, orthopedic injuries, and sometimes death.

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

•

VSR and VSR Sport.    The VSR provides objective assessment of sensory and voluntary motor control of balance with visual biofeedback. The VSR system is ideal for use in the rehabilitation balance program model. The VSR Sport is designed specifically for the athletic market as part of a concussion management program. It is portable, easy-to use and offers athletic trainers, sports medicine practitioners, and other sport professionals the data needed to make objective return-to-play decisions without relying on subjective evaluation.

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

Revenue by Product Family and Product Category

For the years ended December 31, 2012, 2011 and 2010, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2012	2011	2010
Neurology	56%	43%	45%
Newborn Care and Other	44%	57%	55%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Devices and Systems	60%	63%	62%
Supplies and Services	39%	35%	36%
Other	1%	2%	2%

Total	100%	100%	100%

In 2012, 2011 and 2010, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

As of December 31, 2012, our backlog was approximately $10.7 million, compared to $8.2 million at December 31, 2011 and $6.0 million at December 31, 2010.

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

A key element of our marketing strategy involves educational efforts directed at government agencies, physicians, and clinicians about the benefits of universal screening in terms of patient outcomes and long-term treatment costs.

Domestic Direct and Distributor Sales

We sell our products in the United States primarily through a direct sales organization. We believe this direct sales organization allows us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. We also sell certain products under private label and distribution arrangements.

Domestic revenue as a percent of total revenue was 56%, 56%, and 58% in 2012, 2011 and 2010, respectively.

International Direct and Distributor Sales

We sell some of our products outside the U.S. through direct sales channels in Canada and in the French and German speaking regions of Europe, in Denmark, and in parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.

International revenue as a percent of total revenue was 44%, 44%, and 42% in 2012, 2011 and 2010, respectively.

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

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO”s), which negotiate volume purchase agreements for member hospitals, group practices, and other clinics. Direct purchases by GPO members accounted for approximately 10%, 12% and 18% of our revenue in 2012, 2011 and 2010, respectively.

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

Customer Service and Support

We generally provide a one-year warranty on our medical device products. We also sell extended service agreements on our medical device products. Service, repair, and calibration services for our domestic customers are provided by Company-owned service centers and our field service specialists. Service for our international customers is provided by a combination of our Company-owned authorized service centers, third-party vendors on a contract basis, and our distribution partners.

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

Our research and development expenses were $30.0 million or 10.3% of total revenue in 2012, $25.6 million or 11% of total revenue in 2011, and $21.3 million or 9.7% of total revenue in 2010.

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

Employees

On December 31, 2012, we had approximately 1,028 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of April 8, 2013:

Name	Age	Position(s)
James B. Hawkins	57	Chief Executive Officer and Director
John T. Buhler	52	President and Chief Operating Officer
Jonathan Kennedy	42	Senior Vice President and Chief Financial Officer
Austin F. Noll, III	46	Vice President and General Manager, Neurology SBU
Kenneth M. Traverso	52	Vice President and General Manager, Newborn Care SBU
Steven J. Murphy	61	Vice President Finance
D. Christopher Chung, M.D.	49	Vice President Medical Affairs, Quality & Regulatory

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

John T. Buhler has served as President and Chief Operating Officer since February, 2011. Mr. Buhler was employed by Avantis Medical Systems as President and Chief Executive officer from January 2011 to February 2011. He held various positions at SenoRx from May 2008 through July 2010, including President and Chief Executive Officer from March 2010 through July 2010, President and Chief Operating Officer from October 2009 to March 2010, Senior Vice President and Chief Commercial Officer from April 2009 to October 2009, Vice President of Global Sales and Business Development from October 2008 until April 2009, and Vice President of International Sales and Business Development from May 2008 until October 2008. CR Bard acquired SenoRx in July 2010 and Mr. Buhler served as consultant to CR Bard from July 2010 through December 2010. From August 2005 to May 2008, Mr. Buhler served as President and Chief Executive Officer at Ultrasonix Medical Corporation, a privately held manufacturer of diagnostic ultrasound imaging equipment. From 1998 to 2005, Mr. Buhler held various positions at General Electric, last serving as Vice President and General Manager of GE’s Ultrasound Performance Technologies Division in Shanghai, China.

Jonathan Kennedy joined Natus on April 8, 2013 as Senior Vice President and Chief Financial Officer. Mr. Kennedy was previously employed by Intersil Corporation, where he served as Senior Vice President and Chief Financial Officer from April 2009 to March 2013, Interim Chief Financial Officer from December 2008 to April 2009, Corporate Controller from April 2005 to December 2008, and Director of Finance from June 2004 to April 2005. Prior to that time Mr. Kennedy served as Director of Finance and Information Technology of Alcon,

Inc. from July 2000 to June 2004 and held various finance and information technology positions at Autonomous Technologies and Harris Corporation. He received a Bachelor of Science degree in Business Administration and a Masters in Science in Accounting from University of Central Florida. Mr. Kennedy is a certified public accountant.

Austin F. Noll, III joined Natus in August 2012 as Vice President and General Manager, Neurology Strategic Business Unit. Mr. Noll has over 24 years’ experience in the medical device industry. Mr. Noll previously served as President & CEO of Simpirica Spine, a California-based start-up company that developed and is commercializing a device for spinal stabilization. Prior to joining Simpirica Spine, Mr. Noll was President & CEO of NeoGuide Systems, a medical robotics company acquired by Intuitive Surgical in 2009. Prior to joining NeoGuide Systems, Mr. Noll held various positions at Medtronic over a 13-year period, where he served as the Vice President and General Manager of the Powered Surgical Solutions and the Neurosurgery businesses. Before Medtronic, he held sales positions at C.R. Bard and Baxter Healthcare. He received a Bachelor of Science degree in Business Administration from Miami University and a Master’s in Business Administration from the University of Michigan.

Kenneth M. Traverso has served as our Vice President and General Manager, Newborn Care Strategic Business Unit since December 2012. He served as Vice President Marketing and Sales from April 2002 to December 2012. From September 2000 to April 2002, he served as our Vice President Sales. From October 1999 to July 2000, Mr. Traverso served as President of DinnerNow.com Inc., an internet aggregator for the restaurant industry. From January 1998 to September 1999, Mr. Traverso served as Vice President Sales, Western Region of Alere Medical, an outpatient chronic disease management company. From May 1995 to January 1998, Mr. Traverso served as Vice President Marketing and Sales of AbTox, Inc., a low temperature sterilization company. From August 1990 to May 1995, Mr. Traverso served in various capacities at Natus, including Vice President Sales. From September 1984 to July 1990 Mr. Traverso served various positions at Nellcor, a medical device company, including Regional Sales Manager, Western Region. Mr. Traverso holds a Bachelor of Science degree in Administration & Marketing from San Francisco State University.

Steven J. Murphy has served as our Vice President Finance since June 2003, and Chief Financial Officer from February 2006 to April 2013, and joined Natus in September 2002 as Director of Finance. From February 2002 through September 2002, Mr. Murphy was interim Controller at Travel Nurse International, a temporary staffing firm that was acquired by Medical Staffing Network in December 2002. From October 1998 through January 2002, Mr. Murphy was Controller of AdvisorTech Corporation, an international software development company providing IT-based solutions in the field of investments, where he was responsible for financial reporting of domestic, Asian and European operations with significant reporting responsibilities to the board of directors and investor groups. From 1996 to 1998 he was Vice President Finance of RWS Group, LLC, an international service company providing management of language-related projects. Mr. Murphy holds a Bachelor of Science degree in Business Administration from California State University, Chico. Mr. Murphy is a certified public accountant.

D. Christopher Chung, M.D., has served as our Vice President Medical Affairs, Quality and Regulatory since June 2011. From June 2003 until June 2011, Dr. Chung also served as our Vice President R&D and Engineering. Dr. Chung served as our Medical Director from October 2000 to February 2003. From 2000 to 2010, Dr. Chung served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Embla and Neometrics in New York; Nicolet in Wisconsin; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

We have not filed with the SEC a timely amended Current Report on Form 8-K with respect to our Nicolet acquisition, and we did not file our Annual Report on Form 10-K for 2012 on a timely basis, which could adversely affect our ability to complete a registered offering of our securities

We have determined that as a result of our acquisition of Nicolet in July 2012 we were required to file with the Securities and Exchange Commission an amended Current Report on Form 8-K containing certain audited financial statements of the acquired business. We did not complete the preparation of the required financial statements prior to the due date and are currently in the process of preparing these financial statements. Until these financial statements are submitted, we will not be able to file certain registration statements under the Securities Act of 1933 (“Securities Act”) for public offerings of our securities, and thus will be unable to raise capital, or otherwise issue registered securities, in a public offering under the Securities Act. In addition, even after the filing of the amended report containing such financial statements, as a result of this delay and our failure to file our Annual Report on Form 10-K for 2012 on a timely basis, we may be ineligible for a period of 12 months following the due date of this Annual Report on Form 10-K, report to use a Registration Statement on Form S-3 to register securities. Were we to seek to issue securities in a public offering during this 12 month period it could be more costly and time consuming for us to do so as a result of the inability to use this abbreviated form of registration statement.

Adverse economic conditions in markets in which we operate may harm our business

Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Economic conditions in the countries in which we operate and sell products worsened and global financial markets subsequently experienced significant volatility and declines throughout much of 2009. Although these conditions have improved somewhat, unfavorable conditions continue to impact the U.S. and European economies. We are unable to foresee when, or if, these factors might return to historical levels. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.

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

For example, we are currently in the process of implementing the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence. In 2012 we implemented this application in our North American operations, exclusive of the operations of Nicolet. We faced unexpected challenges in preparing our financial statements on a timely basis for the third and fourth quarters of 2012 that were resolved only by devoting additional resources to the close. We may experience difficulties in the implementation of the ERP in our operations outside of North America, which we plan to do in 2013, and we may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Until we have completed this world wide implementation, we will be dependent on multiple platforms.

If we do not remediate a material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of December 31, 2012, identified a control deficiency related to our implementation of the ERP application mentioned above that we and our independent registered public accounting firm regard as a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. This material weakness is more fully described in Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. As further discussed in Item 9A, we are developing and implementing new control procedures regarding the roll out of the ERP outside of the U.S., and we are taking steps to remediate this material weakness as it relates to the implementation in the U.S. We will need to monitor and evaluate these procedures to ensure that they are operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of this material weakness and of any other ineffective controls over our financial reporting could result in one or all of the following:

•	Restatement of previously filed financial statements;

•	Failure to meet our reporting obligations;

•	Inability to efficiently raise capital through an equity offering;

•	Loss of investor confidence; and

•	Negative impact on the trading price of our common stock.

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

Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 10%, 12% and 18% of our total revenue during 2012, 2011 and 2010, respectively. Others of our existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.

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

We also utilize the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially for the operations of Xltek;

•	26,000 square feet in Mundelein, Illinois, utilized substantially for the operations of Bio-logic;

•	116,000 square feet in Buenos Aires, Argentina, utilized substantially for the operations of Medix;

•	42,600 square feet in Gort, Ireland, utilized substantially for the operations of Nicolet; and

•	6,400 square feet in Old Woking, England, utilized substantially for the operations of Nicolet.

Leased Facilities:

Following is a listing of our most significant leased properties; we have a number of smaller facilities under lease in various countries where we operate.

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2014, that is utilized substantially for the operations of Olympic Medical;

•	65,000 square feet in Middleton, Wisconsin, pursuant to a lease that expires in September 2014 that is utilized for the operations of Nicolet;

•	19,800 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six-month notice that is utilized for the operations of Alpine Biomed;

•

43,000 square feet in Planegg, Germany , pursuant to a lease that expires in December 2021 that is utilized substantially for the operations of Fischer-Zoth, Schwarzer Neurology, Embla Europe, Nicolet Europe and Alpine Biomed sales and manufacturing.

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

	High	Low
Fiscal Year Ended December 31, 2012:
Fourth Quarter	$13.15	$10.47
Third Quarter	13.42	11.71
Second Quarter	12.28	10.10
First Quarter	12.02	9.88

Fiscal Year Ended December 31, 2011:
Fourth Quarter	$9.89	$7.43
Third Quarter	15.80	9.05
Second Quarter	17.50	14.90
First Quarter	17.00	13.12

As of April 1, 2013, there were 30,339,098 shares of our common stock issued and outstanding and held by approximately 38 stockholders of record. We estimate that there are approximately 7,100 beneficial owners of our common stock.

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

The following graph shows a comparison, from January 1, 2007 through December 31, 2012, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2007	2008	2009	2010	2011	2012
Natus Medical Inc.	Return %		-33.08	14.21	-4.12	-33.50	18.35
	Cum $	100.00	66.92	76.43	73.29	48.74	57.68
NASDAQ Composite-Total Returns	Return %		-39.98	45.36	18.15	-0.79	17.74
	Cum $	100.00	60.02	87.25	103.08	102.27	120.41
S&P 500 Health Care Equipment Index	Return %		-27.63	28.75	-2.70	-0.76	17.28
	Cum $	100.00	72.37	93.17	90.66	89.97	105.52

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2012, 2011, 2010, 2009 and 2008 and for each of the years in the five-year period ended December 31, 2012, and is derived from the consolidated financial statements of Natus Medical Incorporated and its subsidiaries. The consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008 and the consolidated statements of operations data for the years ended December 31, 2009 and 2008 are derived from our consolidated financial statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data (a) (d):
Revenue	$292,280	$232,895	$218,412	$166,425	$161,831
Cost of Revenue	128,812	101,610	88,608	65,985	61,332

Gross profit	163,468	131,285	129,804	100,440	100,499

Operating expenses:
Marketing and selling	77,285	63,048	54,838	45,267	39,998
Research and development	29,966	25,580	21,278	16,721	15,520
General and administrative (b)	50,963	32,990	35,754	22,999	19,808
Goodwill impairment charge (c)	—	20,000	—	—	—

Total operating expense	158,214	141,618	111,870	84,987	75,326

Income (loss) from operations	5,254	(10,333)	17,934	15,453	25,173
Other income (expense), net	(835)	(74)	(190)	1,696	2,142

Income (loss) before provision for income taxes	4,419	(10,407)	17,744	17,149	27,315
Provision for income tax expense	536	772	5,804	5,721	9,223

Net income (loss)	$3,883	$(11,179)	$11,940	$11,428	$18,092

Earnings (loss) per share:
Basic	$0.13	$(0.39)	$0.43	$0.41	$0.72

Diluted	$0.13	$(0.39)	$0.41	$0.40	$0.68

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	29,031	28,565	28,092	27,651	25,278
Diluted	29,837	28,565	29,217	28,476	26,557

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data (d):
Cash, cash equivalents, and short-term investments	$23,057	$32,816	$29,388	$33,551	$56,915
Working capital	70,265	89,497	85,657	75,835	97,593
Total assets	391,853	314,846	325,103	292,256	258,158
Long-term debt (including current portion) and short-term borrowings	32,860	898	1,001	1,163	1,228
Total stockholders’ equity	268,752	258,313	264,132	244,413	227,122

(a)

Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows:, Sonamed in May 2008, Schwarzer Neurology in July 2008, Neurocom in October 2008, Hawaii Medical in July 2009, Alpine Biomed in September 2009, Medix in October 2010, Embla in September 2011, and Nicolet in July 2012.

(b)	Includes restructuring charges of $8.8 million, $2.8 million and $3.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

(c)	The $20.0 million goodwill impairment charge is related to our European reporting unit.

(d)

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2012 Overview. A summary of key information concerning the financial results for 2012 and changes from 2011.

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

Year 2012 Overview

We continued to deal with a number of the same challenges in 2012 that had also impacted our operating results in 2011. Our operations and financial performance depend significantly on economic conditions in the United States and Europe. The U.S. economy continued to experience a slow economic recovery from recessionary economic conditions and we believe that concerns about the viability of the recovery impacted hospital spending. The European Union continued to struggle with its sovereign debt crisis, which we believe continued to impact healthcare spending by ministries of health within the EU.

We acquired Nicolet for $55.5 million in cash in July 2012. The Nicolet business develops clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG)

and electromyography (EMG) systems and related accessories, as well as vascular and obstetric Doppler sensors and connectivity products. Nicolet represents our largest acquisition to date in terms of both revenue and employees.

Our consolidated revenue increased $59.4 million for the year ended December 31, 2012 compared to 2011. Nicolet and Embla that we acquired in September 2011 contributed $68.7 million of incremental revenue in 2012. We experienced revenue declines across other business units in the United States, Europe, South America, and Canada in 2012.

Certain Nicolet and Embla products serve the same market as some of our existing Neurology products and to some extent the decline in revenue from existing business units in 2012 was due to our emphasizing sales of the newly acquired products.

We incurred $8.8 million of restructuring charges in 2012 as we took additional steps to improve efficiencies in operations and eliminate redundant costs from our recent acquisitions.

During 2012 we completed the launch of the Medix NatalCare LX incubator into the U.S. market, and introduced the following new products: the Dantec Keypoint Focus compact EMG/NCS/CP system, Xltek Trex HD video ambulatory EEG, and Neurocom VSR Sport balance assessment solution for athletics.

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

Revenue recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some domestic customers are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point.

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

The new rules establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE of fair value is defined as the price charged when the same element is sold separately, or if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. We have established VSOE for substantially all of the undelivered elements in our multiple element arrangements and ESPs on delivered elements. In the future we may rely on ESPs, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the undelivered elements. TPE generally does not exist for our products because of their uniqueness.

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

As of the October 1, 2012 testing date, we determined that goodwill was not impaired; however, we determined that certain trade names of our European reporting unit were impaired and we recorded an impairment charge of $560,000.

Key assumptions used to determine the fair value were: (i) expected cash flow for the period from October 1, 2012 to December 31, 2022; and (ii) discount rates for the respective reporting units ranging from 12% to 14% that were based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

Because the fair values of our reporting units significantly exceeded their book value as of October 1, 2012, we did not perform sensitivity analysis as part of the annual impairment test. For our European reporting unit, which had the lowest excess of fair value over book value on a percentage basis, the excess was approximately 17%.

If the forecasted revenue growth rate had been 200 basis points lower and the discount rate was 100 basis points higher and all other assumptions held constant, the indefinite lived trade name impairment test would have resulted in an additional impairment of $400,000 for the Biologic division and $300,000 for the Neurocom division.

Future changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units and could result in additional impairment of goodwill.

Liability for product warranties

Our medical device products are generally covered by a standard one-year product warranty. A liability has been established for the expected cost of servicing our medical device products during this service period. We base the liability on actual warranty costs incurred to service those products. On new products, additions to the reserve are based on a combination of factors including the percentage of service department labor applied to warranty repairs, actual service department costs, and other judgments, such as the degree to which the product incorporates new technology. As warranty costs are incurred, the reserve is reduced.

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

	Percent of Revenue
	Years Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	44.1	43.6	40.6

Gross profit	55.9	56.4	59.4

Operating expenses:
Marketing and selling	26.4	27.1	25.1
Research and development	10.3	11.0	9.7
General and administrative	17.4	14.2	16.4
Goodwill impairment charge	—	8.6	—

Total operating expenses	54.1	60.9	51.2

Income (loss) from operations	1.8	(4.5)	8.2
Other income (expense), net	(0.3)	(0.0)	(0.1)

Income (loss) before provision for income tax	1.5	(4.5)	8.1
Income tax provision	0.2	0.3	2.6

Net income (loss)	1.3%	(4.8)%	5.5%

Acquisitions

We completed three significant acquisitions during 2012, 2011 and 2010, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2012, 2011 and 2010.

•	Nicolet—Completed on July 2, 2012. Nicolet reported revenue from its neurology business of approximately $95 million during its last completed fiscal year prior to the acquisition.

•	Embla—Completed on September 15, 2011. Embla reported revenue of approximately $29.7 million during its last completed fiscal year prior to the acquisition.

•	Medix—Completed on October 12, 2010. Medix reported revenue of approximately $25.2 million during its last completed fiscal year prior to the acquisition.

The pre-acquisition revenue of our acquired companies may not be indicative of their contribution to revenue in the future.

Comparison of 2012 and 2011

Operating Results

Because our acquisitions have been significant, we measure the contribution to consolidated revenue of the businesses we acquire. We also analyze our revenue as coming from two sources: devices and systems, and supplies and services. We report freight revenue separate from these two sources.

For the year ended December 31, 2012, our consolidated revenue increased by $59.4 million, or 25% to $292.3 million, compared to $232.9 million for the year ended December 31, 2011. The increase was attributable to our recent acquisitions. Nicolet, acquired in July 2012, contributed $51.5 million of revenue in 2012. Embla, acquired in September 2011, contributed $28.8 million of revenue in 2012, compared to $10.9 million of revenue in 2011, or an increase of $17.9 million. Revenue from our products other than Nicolet and Embla decreased by $10 million in 2012, compared to 2011, due in large part to our emphasizing the sale of the newly acquired products that serve the same markets as certain of our Xltek, Bio-logic and Schwarzer products.

Revenue from our neurology products increased $64.4 million, or 64% to $164.5 million in the year ended December 31, 2012, compared to $100.1 million in 2011. Revenue from our neurology products, other than Nicolet and Embla products, decreased by $4.4 million in 2012 compared to 2011. This decline was attributable to weak economic conditions in Europe and to our emphasizing the sales of our newly acquired neurology products. Revenue from our newborn care products decreased by $5.0 million, or 4% to $127.8 million in 2012, compared to $132.8 million in 2011. This decline was primarily attributed to lower sales of newborn and diagnostic hearing, balance monitoring and supplies.

Revenue from neurology devices and systems was $96.4 million in 2012, representing an increase of 46% or $30.2 million, from $66.1 million reported in 2011. Nicolet and Embla contributed to $32.6 million of the increase in neurology devices and systems while revenue from our neurology products other than Nicolet and Embla decreased by $2.4 million in 2012 compared to 2011, primarily attributable to a decline in EMG system revenue. Revenue from newborn care and other devices and systems was $78.1 million in 2012, representing a decrease of 4% or $3.1 million, from $81.2 million reported in 2011. This decline in newborn care devices and systems revenue was comprised of newborn hearing, balance monitoring and distributed product revenue.

Revenue from devices and systems was 60% of consolidated revenue in 2012 compared to 63% of total revenue in 2011.

Revenue from neurology supplies and services was $67.5 million in 2012, representing an increase of 104% or $34.4 million, from $33.1 million reported in 2011. Nicolet and Embla contributed to $36 million of the increase in neurology supplies and services. Neurology supplies and services revenue other than Nicolet and Embla decreased by $1.6 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. This decline was primarily attributable to weak economic conditions in Europe. Revenue from newborn care supplies and services was $48 million in 2012, representing a decrease of 2% or $1.1 million, from $49.1 million reported in 2011. This decline was comprised of both domestic newborn care supplies and services revenue.

Revenue from supplies and services was 39% of consolidated revenue in 2012 compared to 35% of total revenue in 2011.

No single customer accounted for more than 10% of our revenue in either 2012 or 2011. Revenue from domestic sales increased 24% to $163.0 million in 2012, from $131.3 million in 2011. Revenue from international sales increased 27% to $129.3 million in 2012, compared to $101.6 million in 2011. Revenue from domestic sales was 56% of total revenue in 2012 compared to 56% of total revenue in 2011, and revenue from international sales was 44% of total revenue in 2012 compared to 44% of total revenue in 2011. Freight revenue was 1% of total revenue in 2012 compared to 2% of total revenue in 2011.

Our cost of revenue increased $27.2 million, or 27%, to $128.8 million in 2012, from $101.6 million in 2011. Of this increase, $27.1 million was attributable to Nicolet and Embla. Gross profit increased $32.2 million, or 25%, to $163.5 million in 2012 from $131.3 million in 2011 also as a result of our increased sales. Gross profit as a percentage of revenue was 56% in both 2012 and 2011.

Total operating costs increased $16.6 million, or 12%, to $158.2 million in 2012, from $141.6 million in 2011.The operating expense of Nicolet and the incremental expense of Embla contributed to $28.1 million in operating costs and we recorded $8.8 million of restructuring charges. These increases were partially offset by reduced employee compensation costs resulting from the restructuring activities implemented early in 2012. In 2011 we recorded a $20.0 million goodwill impairment charge related to our European reporting unit for which there was no similar charge in 2012.

Our marketing and selling expenses increased $14.2 million, or 23%, to $77.3 million in 2012, from $63.0 million in 2011. Marketing and selling expenses as a percent of total revenue decreased to 26% in 2012 from 27% in 2011. The marketing and selling expenses of Nicolet and the incremental expenses of Embla were $12.8 million. The remainder of the increase in marketing and selling expenses was primarily related to higher sales commission and sales related costs associated with the increase in our revenue, $724,000 of amortization of backlog recognized through purchase accounting associated with the Nicolet acquisition, and a $560,000 impairment charge of certain trade names.

Our research and development expenses increased $4.4 million, or 17%, to $30.0 million in 2012 from $25.6 million in 2011. Research and development expenses as a percent of total revenue decreased to 10% in 2012 from 11% in 2011. The research and development expenses of Nicolet and the incremental expense of Embla were $6.1 million, partially offset by lower employee compensation costs resulting from cost cutting activities initiated early in 2012.

Our general and administrative expenses increased $18.0 million, or 54%, to $51 million in 2012 from $33 million in 2011. General and administrative expenses as a percent of revenue increased from 14.2% in 2011 to 17.4% in 2012. The general and administrative expense of Nicolet and the incremental expense of Embla was $9.2 million, which amount was partially offset by lower general and administrative costs otherwise achieved due to the effects of our 2012 restructuring efforts. The cost of restructuring activities and direct costs of acquisitions increased by $6 million and $2.4 million, respectively, in 2012 compared to 2011.

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(835,000) in 2012, compared to $(74,000) in 2011. Investment income of $56,000 in 2012 was $28,000 more than the amount reported for 2011. We reported $221,000 of foreign currency exchange losses in 2012 versus $15,000 of foreign exchange gains in 2011. Interest expense was $489,000 in 2012 compared to $268,000 in 2011 due primarily to borrowings to fund the Nicolet acquisition.

We recorded income tax expense of $536,000 and $772,000 in 2012 and 2011, respectively. The lower income tax expense in 2012 is primarily the result of the settlement of foreign and U.S. state income tax audits and the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years. Although we reported a pre-tax loss of approximately $10.4 million in 2011, we recorded income tax expense of $772,000, as only $1.6 million of the $20.0 million goodwill impairment charge is expected to be deductible for tax purposes.

Comparison of 2011 and 2010

Operating Results

For the year ended December 31, 2011, our consolidated revenue increased by $14.5 million, to $232.9 million, compared to $218.4 million for the year ended December 31, 2010. The increase was attributable to our recent acquisitions. Embla contributed $10.9 million of revenue in 2011. Medix, acquired in September 2010, contributed $22.6 million of revenue in 2011, compared to $7.2 million of revenue in 2010, or an increase of $15.4 million. Together, Embla and Medix contributed to $26.3 million of incremental revenue for the year ended December 31, 2011, compared to the same period in 2010. Revenue from our products other than Embla and Medix decreased by $12.3 million in 2011, compared to 2010.

Revenue from our neurology products increased $10.3 million to $107.7 million in the year ended December 31, 2011, compared to $97.4 million in 2010. Revenue from our neurology products, other than Embla products, decreased by $600,000 in the year ended December 31, 2011 compared to the year ended December 31, 2010. This decline in revenue was primarily attributable to weak economic conditions in Europe. Revenue from our newborn care products increased by $13.6 million to $56.1 million in 2011, compared to $42.5 million in

2010. Revenue from our newborn care products, other than Medix products, decreased by $1.9 million in 2011, compared to 2010. During 2010 we received two large orders for our newborn care products from the ministries of health in Saudi Arabia and Iraq totaling $2.8 million; however, we received no similar orders in 2011. Revenue from our hearing products declined $9.4 million to $60.4 million in the year ended December 31, 2011, compared to $69.8 million in 2010. During 2010, we received three large orders for our newborn hearing screening products from the ministries of health in Saudi Arabia, Australia, and Canada totaling $5.5 million, and several large orders of lesser magnitude from three countries in Europe; however, we received no similar orders in 2011. In addition, early in 2011 a private-label customer of our newborn hearing screening products discontinued sales of this product line.

Revenue from devices and systems was $148.9 million in 2011, representing an increase of 11% or $14.3 million, from $134.6 million reported in 2010. Revenue from supplies and services was $84 million in 2011 compared to $80.1 million in 2010.

Revenue from devices and systems was 63% of consolidated revenue in 2011 compared to 62% of total revenue in 2010, and revenue from supplies and services was 35% of total revenue in 2011 compared to 36% of revenue in 2010. Freight revenue of $3.8 million in 2011 and $3.6 million in 2010 represented 2% of total revenue in both 2011 and 2010.

No single customer accounted for more than 10% of our revenue in either 2011 or 2010. Revenue from domestic sales increased 4% to $131.3 million in 2011, from $126.6 million in 2010. Revenue from international sales increased 10% to $101.6 million in 2011, compared to $92 million in 2010. Revenue from domestic sales was 56% of total revenue in 2011, compared to 58% in 2010, and revenue from international sales was 44% of total revenue in 2011 compared to 42% of revenue in 2010. The changes in the percentages from 2011 to 2010 resulted primarily from the contributions of Medix whose sales are primarily in South America and related international markets and Embla with significant business in Europe.

Our cost of revenue increased $13 million, or 15%, to $101.6 million in 2011, from $88.6 million in 2010. The increase was due mainly to our increased sales. Gross profit increased $1.5 million, or 1%, to $131.3 million in 2011 from $129.8 million in 2010. Gross profit as a percentage of revenue was 56% in 2011 compared with 59% in 2010, reflecting higher trade materials and manufacturing overhead costs coupled with lower gross profit margins of our Medix division, which we owned for only three months in 2010. Medix realized a gross profit much lower than our consolidated average during 2011 because 44% of its revenue was generated through products that it sells in Argentina as a distributor for other companies.

Total operating costs increased $29.7 million, or 27%, to $141.6 million in 2011, from $111.9 million in 2010. We recorded a $20.0 million goodwill impairment charge related to our European reporting unit, representing 67% of the increase in total operating costs. The operations of Embla and Medix contributed to a $12.8 million increase in operating costs, offset by a reduction in the fair value of a contingent liability associated with the acquisition of Medix and a decrease in incentive compensation associated with lower earnings.

Our marketing and selling expenses increased $8.2 million, or 15%, to $63.0 million in 2011, from $54.8 million in 2010. Marketing and selling expenses as a percent of total revenue increased to 27 % in 2011, from 25% in 2010. The operations of Embla and Medix contributed to $6.0 million of the increase and the remainder of the increase was primarily related to higher sales commission and sales related costs associated with the increase in our revenue and a $700,000 impairment charge relating to trade names in 2011 compared with a $300,000 impairment of trade names in 2010.

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

Our general and administrative expenses decreased $2.8 million, or 8%, to $33 million in 2011 from $35.8 million in 2010. General and administrative expenses as a percent of revenue decreased from 16% in 2010 to 14% in 2011. The operations of Embla and Medix contributed to $4.0 million of general and administrative expenses offset by a reduction in the fair market value of a contingent liability associated with the acquisition of Medix in the amount of $2.0 million, lower restructuring and severance related costs of $544,000 in 2011 compared to 2010 and the remainder attributed to lower incentive compensation associated with lower earnings in 2011 compared to 2010.

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(74,000) in 2011, compared to $(190,000) in 2010. Investment income of $28,000 in 2011 was $8,000 less than the amount reported for 2010 reflecting lower interest rates. We reported $15,000 of foreign currency exchange gains in 2011 versus $593,000 of foreign exchange losses in 2010 due primarily to the dollar strengthening against the euro. Interest expense was $268,000 in 2011 compared to $128,000 in 2010 due primarily to short-term borrowings at Medix.

We recorded income tax expense of $772,000 in 2011 even though we reported a pre-tax loss of approximately $10.4 million, because only $1.6 million of the $20 million goodwill impairment charge is expected to be deductible for tax purposes. We reported $5.8 million of income tax expense in 2010, representing an effective tax rate of approximately 33%.

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

As of December 31, 2012, we had cash and cash equivalents of $23.1 million, stockholders’ equity of $268.8 million, and working capital of $70.3 million compared with cash and cash equivalents of $32.8 million, stockholders’ equity of $258.3 million, and working capital of $89.5 million as of December 31, 2011.

As of December 31, 2012, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $13.4 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future. We completed the acquisition of Nicolet at the beginning of the third quarter of 2012, one acquisition in 2011, one acquisition in 2010, two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

We have a revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) that provided for a maximum borrowing capacity of $50 million throughout 2012. In January 2013, Wells Fargo increased the borrowing capacity under the facility to $60 million to provide funding for an acquisition we completed on February 2 2013. See Note 21—Subsequent Events to the Consolidated Financial Statements contained herein for a description of the acquisition. The capacity on the facility is scheduled to revert to $50 million on April 30, 2013. The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have $32.1 million of debt outstanding and have $17.9 million of revolving credit available under the revolving credit facility as of December 31, 2012. In addition, we have $726,000 of debt outstanding in the form of a building loan. We have no other significant credit facilities.

Comparison of 2012 and 2011

Cash provided by operations decreased by $3.4 million for the year ended December 31, 2012 to $19.4 million, compared to $22.8 million in 2011. The sum of our net income (loss) and certain non-cash expense items, such as reserves, depreciation and amortization, goodwill and intangible asset impairment charges, and share based compensation was approximately $27 million in 2012, compared to $29.7 million in 2011. The aggregate impact of changes in certain operating assets and liabilities was a cash outflow of $7.7 million in 2012 compared to a cash outflow of $7 million in 2011.

Cash used in investing activities was $62.5 million for the year ended December 31, 2012, compared to $19.4 million in 2011. We used $7.3 million of cash to acquire property and equipment during the year ended December 31, 2012 and $4.2 million to acquire property and equipment during the year ended December 31, 2011. We used $55.1 million of cash to acquire businesses during the year ended December 31, 2012 compared with $15.1 million during the year ended December 31, 2011. During the year ended December 31, 2012 we capitalized $5.3 million of internal use software development costs compared with $666,000 in 2011. In addition, we sold $1.0 million of marketable securities during the year ended December 31, 2011.

Cash provided by financing activities was $33.4 million in the year ended December 31, 2012 and $1.7 million in the year ended December 31, 2011. We borrowed $31 million relating to the funding of the Nicolet acquisition and $5.3 million for working capital. We received cash from sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $1.9 million and $2.3 million in the years ended December 31, 2012 and 2011, respectively. Our after-tax cost of stock-based compensation was $381,000 and $160,000 more than the tax benefit we received from those arrangements on the exercise of employee stock options in 2012 and 2011, respectively. These amounts were recorded as a decrease to stockholders’ equity. We repaid $4.4 million and $3.0 million under term loan agreements in the years ended December 31, 2012 and 2011, respectively.

Comparison of 2011 and 2010

Cash provided by operations increased by $11.3 million for the year ended December 31, 2011 to $22.8 million, compared to $11.5 million in 2010. The sum of our net income (loss) and certain non-cash expense items, such as reserves, depreciation and amortization, goodwill and intangible asset impairment charges, and share based compensation was approximately $29.7 million in 2011, compared to $27.6 million in 2010. The aggregate impact of changes in certain operating assets and liabilities was a cash outflow of $7 million in 2011 compared to a cash outflow of $16.1 million in 2010, in particular accounts receivable, inventories and accounts payable and accrued expenses.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space and equipment, leased vehicles and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2012 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$27,206	$25,037	$2,121	$48	$—
Operating and financing lease obligations	24,768	3,880	8,459	3,991	8,438
Long-term debt (including current portion and interest)	34,490	9,563	24,927	—	—

Total	$86,464	$38,480	$35,507	$4,039	$8,438

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

Quantitative and Qualitative Disclosures about Market Risk

We develop products in the U.S, Canada, Europe, and Argentina, and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in the U.S. Dollar and Euro and with the acquisitions of Xltek in November 2007, Medix in 2010 and Nicolet in 2012, a small portion of our sales are now denominated in Canadian dollar, Argentine peso and British pound. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2012. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2012.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2012, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2012. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2012. We had no other off-balance sheet arrangements during any of fiscal 2012, 2011 or 2010 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. As discussed in Note 20, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements of our Consolidated Financial Statements contained herein, subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2011 we discovered immaterial errors in previously issued financial statements. These errors were corrected for all quarters and years that were affected. The quarterly information presented below reflects the correction of these errors. The impact of the errors was immaterial to all of the periods presented.

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

	Quarters Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except per share)
Revenue	$90,821	$81,019	$61,032	$59,408	$64,354	$51,338	$58,095	$59,108
Cost of revenue	39,575	36,456	26,695	26,086	28,505	23,713	25,024	24,368

Gross profit	51,246	44,563	34,337	33,322	35,849	27,625	33,071	34,740
Gross profit percentage	56.4%	55.0%	56.2%	56.1%	55.7%	53.8%	56.9%	58.8%
Operating expenses:
Marketing and selling	22,592	21,805	16,245	16,643	18,243	14,685	15,749	14,371
Research and development	8,122	8,513	6,585	6,746	7,006	6,118	6,170	6,286
General and administrative	11,757	18,811	10,890	9,505	8,105	7,807	8,010	9,068
Goodwill impairment charge	—	—	—	—	20,000	—	—	—

Total operating expenses	42,471	49,129	33,720	32,894	53,354	28,610	29,929	29,725

Income (loss) from operations	8,775	(4,566)	617	428	(17,505)	(985)	3,142	5,015
Other income (expense), net	(1,094)	(218)	297	180	(41)	(50)	(107)	124

Income (loss) before provision (benefit) for income tax	7,681	(4,784)	914	608	(17,546)	(1,035)	3,035	5,139
Provision for income tax expense (benefit)	2,664	(3,037)	590	319	(480)	(1,327)	710	1,869

Net income (loss)	$5,017	$(1,747)	$324	$289	$(17,066)	$292	$2,325	$3,270

Earnings (loss) per share:
Basic	$0.17	$(0.06)	$0.01	$0.01	$(0.60)	$0.01	$0.08	$0.12

Diluted	$0.17	$(0.06)	$0.01	$0.01	$(0.60)	$0.01	$0.08	$0.11

Weighted average shares used in the calculation of net earnings (loss) per share:
Basic	29,282	29,062	28,921	28,856	28,826	28,643	28,439	28,346
Diluted	29,974	29,062	29,697	29,533	28,826	29,387	29,739	29,513

Impact of error corrections:
Net income (loss)
As previously reported	—	$(1,949)	$445	$358	$(17,316)	$154	$2,361	$3,104

As corrected	—	$(1,747)	$324	$289	$(17,066)	$292	$2,325	$3,270

Diluted earnings (loss) per share
As previously reported	—	$(0.07)	$0.01	$0.01	$(0.60)	$0.01	$0.08	$0.11

As corrected	—	$(0.06)	$0.01	$0.01	$(0.60)	$0.01	$0.08	$0.11

We acquired Nicolet in July 2012, Embla in September 2011 and Medix in October 2010. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2012. This conclusion was based on the material weakness in our financial reporting further described below.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (“COSO Framework”). Based on our evaluation under the criteria set forth in the COSO Framework, our management concluded that as of December 31, 2012 our internal control over financial reporting was not effective due to the identification of a material weakness related to our controls over the implementation of a single-platform enterprise resource planning (“ERP”) application for our operations in North America exclusive of Nicolet. In particular, we did not perform adequate user acceptance testing prior to implementing this application to identify processes that were later discovered to not operate as designed. This resulted in an inadequate segregation of duties and inadequate controls over approval of certain journal entries based on the roles assigned to users of the ERP. In addition, given the system implementation issues, we were not able to timely prepare account analyses and reconciliations.

These factors prevented us from completing our financial close and preparation of financial statements on a timely basis, which, in turn, made us unable to file our financial statements by the due date required by the applicable rules and regulations established by the Securities and Exchange Commission.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We excluded from our assessment the internal control over financial reporting of the Nicolet business, which was acquired on July 2, 2012, whose financial statements constitute 21% of total assets and 18% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2012.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements and financial statement schedule included in this annual report. They also audited our internal control over financial reporting as of December 31, 2012 as stated in their report included in this annual report.

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, we are developing and implementing new control procedures regarding our ongoing implementation of the ERP application, including the following: (i) devoting additional resources to fixing processes associated with the financial close that were not operating as designed, (ii) revising user roles to provide adequate separation of duties, appropriate approval levels, and review of manual transaction details, and (iii) developing detailed reports to facilitate accurate account analyses and timely reconciliation of accounts. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

As noted above, during the year ended December 31, 2012 we completed the North American phase of our global ERP implementation, exclusive of the operations of the Nicolet business that we acquired on July 2, 2012. As a result, we implemented changes to our overall internal control over financial reporting during the fourth quarter of 2012. These changes had a material impact on our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited Natus Medical Incorporated and its’ subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Nicolet business, which was acquired on July 2, 2012, whose financial statements constitute 21% of total assets and 18% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting of the Nicolet business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financing Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company’s internal control over financial reporting was not effective due to a material weakness related to the Company’s controls over the implementation of a single-platform enterprise resource planning application (“ERP”) for its operations in North

America exclusive of Nicolet. In particular, the Company did not perform adequate user acceptance testing prior to implementing this application to identify processes that were later discovered to not operate as designed. This resulted in an inadequate segregation of duties and inadequate controls over approval of certain journal entries based on the roles assigned to users of the ERP. In addition, given the system implementation issues, the Company was not able to timely prepare account analyses and reconciliations. These factors prevented the Company from completing its financial close and preparation of financial statements on a timely basis. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule at Item 15(a)(2) as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedule at Item 15(a)(2).

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule at Item 15(a)(2) of this annual report as of and for the year ended December 31, 2012, of the Company and our report dated April 10, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, CA

April 10, 2013

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our 2013 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan and our 2011 Employee Stock Purchase Plan as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,932,289	$11.71	4,294,416
Equity compensation plans not approved by security holders	—	—	—

Total	3,932,289	$11.71	4,294,416

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2013 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2013 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2013 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the 2013 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$941	$—	$1,676	$—	$2,617
Accrued warranty costs	$2,157	$615	$1,452	$(1,964)	$2,260
Year ended December 31, 2011
Allowance for doubtful accounts	$1,643	$—	$—	$(702)	$941
Accrued warranty costs	$696	$1,244	$1,468	$(1,251)	$2,157
Year ended December 31, 2010
Allowance for doubtful accounts	$1,515	$—	$592	$(464)	$1,643
Accrued warranty costs	$694	$43	$331	$(372)	$696

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	000-33001	09/13/2012

3.3	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.4	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

3.5	Amended Bylaws of Natus Medical Incorporated	10-Q	3.1	000-33001	05/09/2012

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.5.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.6*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.7*	2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.7.1*	Form of Stock Option Award Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.7.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.7.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.8*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.8.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Form of Employment Agreement between Natus Medical Incorporated and John T. Buhler dated February 14, 2011	10-Q	10.1	000-33001	05/06/2011

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.12*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.13	Third Amended and Restated Credit Agreement dated as of March 2, 2012 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	03/05/2012

10.14	Second Amendment to the Third Amended and Restated Credit Agreement dated as of June 29, 2012 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.2	000-33001	07/03/2012

10.15	Stock and Asset Purchase Agreement, dated April 20, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 2200, Inc.	8-K	10.1	000-33001	04/24/2012

10.16	Amendment to the Stock and Asset Purchase Agreement, dated April 20, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 200, Inc.	8-K	10.1	000-33001	07/03/2012

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

*	Indicates a management contract or compensatory plan or arrangement

**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or Exchange Act, except as may be expressly set forth by specific reference in such filings.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer

By	/s/ JONATHAN KENNEDY
Jonathan Kennedy Senior Vice President and Chief Financial Officer

Dated: April 10, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James B. Hawkins and Jonathan Kennedy and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/s/ JAMES B. HAWKINS (James B. Hawkins)	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2013

/s/ JONATHAN KENNEDY (Jonathan Kennedy)	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2013

/s/ ROBERT A. GUNST (Robert A. Gunst)	Chairman of the Board of Directors	April 10, 2013

/s/ DORIS ENGIBOUS (Doris Engibous)	Director	April10, 2013

/s/ KEN LUDLUM (Ken Ludlum)	Director	April 10, 2013

/s/ MARK D. MICHAEL (Mark D. Michael)	Director	April 10, 2013

/s/ WILLIAM M. MOORE (William M. Moore)	Director	April 10, 2013

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2013, expressed an adverse opinion thereon.

/s/ Deloitte & Touche LLP

San Francisco, CA

April 10, 2013

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$23,057	$32,816
Accounts receivable, net of allowance for doubtful accounts of $2,617 and $941	89,960	55,421
Inventories	40,756	32,810
Prepaid expenses and other current assets	6,379	4,743
Deferred income tax	8,719	5,025

Total current assets	168,871	130,815
Property and equipment, net	26,512	26,092
Intangible assets, net	96,594	70,211
Goodwill	92,048	80,375
Other assets	7,828	7,353

Total assets	$391,853	$314,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,537	$16,404
Short-term borrowings	11,300	—
Current portion of long-term debt	8,526	188
Accrued liabilities	32,938	17,122
Deferred revenue	13,305	7,604

Total current liabilities	98,606	41,318
Long-term liabilities
Other liabilities	3,038	6,015
Long-term debt	13,034	710
Deferred income tax	8,423	8,490

Total liabilities	123,101	56,533

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 30,106,933 in 2012 and 29,439,272 in 2011	275,395	267,499
Retained earnings	11,638	7,755
Accumulated other comprehensive (loss)	(18,281)	(16,941)

Total stockholders’ equity	268,752	258,313

Total liabilities and stockholders’ equity	$391,853	$314,846

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue	$292,280	$232,895	$218,412
Cost of revenue	128,812	101,610	88,608

Gross profit	163,468	131,285	129,804

Operating expenses:
Marketing and selling	77,285	63,048	54,838
Research and development	29,966	25,580	21,278
General and administrative (a)	50,963	32,990	35,754
Goodwill impairment charge	—	20,000	—

Total operating expenses	158,214	141,618	111,870

Income (loss) from operations	5,254	(10,333)	17,934
Other income (expense), net	(835)	(74)	(190)

Income (loss) before provision for income tax	4,419	(10,407)	17,744
Provision for income tax	536	772	5,804

Net income (loss)	$3,883	$(11,179)	$11,940

Foreign currency translation adjustment	(1,340)	(3,267)	(719)

Comprehensive income (loss)	$2,543	$(14,446)	$11,221

Net income (loss) per share:
Basic	$0.13	$(0.39)	$0.43

Diluted	$0.13	$(0.39)	$0.41

Weighted average shares used in the calculation of net income (loss) per share:
Basic	29,031	28,565	28,092

Diluted	29,837	28,565	29,217

(a)	Includes restructuring charges of $8.8 million, $2.8 million and $3.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009, as corrected (See Note 20)	28,414,229	$250,374	$6,994	$(12,955)	$244,413
Tax expense of option exercises		551			551
Vesting of restricted stock units	8,750	31			31
Issuance of restricted stock	209,600
Employee stock purchase plan	68,050	866			866
Stock-based compensation expense		5,399			5,399
Exercise of stock options	222,038	1,651			1,651
Foreign currency translation adjustment				(719)	(719)
Net income			11,940		11,940

Balances, December 31, 2010	28,922,667	258,872	18,934	(13,674)	264,132
Tax expense of options exercises		(160)			(160)
Vesting of restricted stock units	21,375
Issuance of restricted stock	216,162
Employee stock purchase plan	84,414	859			859
Stock-based compensation expense		6,468			6,468
Exercise of stock options	194,654	1,460			1,460
Foreign currency translation adjustment				(3,267)	(3,267)
Net income			(11,179)		(11,179)

Balances, December 31, 2011	29,439,272	267,499	7,755	(16,941)	258,313
Tax expense of options exercises		(381)			(381)
Vesting of restricted stock units	7,075
Issuance of restricted stock	350,015
Employee stock purchase plan	85,699	807			807
Stock-based compensation expense		6,420			6,420
Exercise of stock options	224,872	1,050			1,050
Foreign currency translation adjustment				(1,340)	(1,340)
Net income			3,883		3,883

Balances, December 31, 2012	30,106,933	$275,395	$11,638	$(18,281)	$268,752

The accompanying notes are an integral part of these consolidated financial statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$3,883	$(11,179)	$11,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,319	(358)	592
Excess tax (benefit)/expense on the exercise of stock options	381	160	(551)
Depreciation and amortization	12,615	10,192	9,103
Goodwill impairment charge	—	20,000	—
Impairment of intangible assets	560	700	300
(Gain)/loss on disposal of property and equipment	414	267	452
Warranty reserve	1,452	1,468	331
Change in fair value of contingent obligation	—	2,000	—
Share-based compensation	6,420	6,468	5,399
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(22,031)	3,673	(3,460)
Inventories	5,117	3,741	(8,255)
Other assets	(686)	714	(1,161)
Accounts payable	11,311	(7,062)	(5,468)
Accrued liabilities	5,135	(7,138)	(194)
Deferred revenue	1,712	2,112	723
Deferred taxes	(8,210)	(3,006)	1,704

Net cash provided by operating activities	19,392	22,752	11,455

Investing activities:
Acquisition of businesses, net of cash acquired	(55,123)	(15,072)	(13,415)
Acquisition of property and equipment	(7,340)	(4,180)	(4,152)
Acquisition of intangible assets	—	(825)	(344)
Purchases of long-term investments	—	(300)	—
Purchases of short-term investments	—	—	(975)
Sales of short-term investments	—	1,005	975

Net cash used in investing activities	(62,463)	(19,372)	(17,911)

Financing activities:
Proceeds from stock option exercises and ESPP	1,857	2,319	2,548
Excess tax benefit (expense) on the exercise of stock options	(381)	(160)	551
Proceeds from short-term borrowings	11,300	2,553	—
Proceeds from long-term borrowings	25,000	—	—
Payments on borrowings	(4,359)	(3,013)	(1,403)

Net cash provided by financing activities	33,417	1,699	1,696

Exchange rate effect on cash and cash equivalents	(105)	(646)	557

Net increase (decrease) in cash and equivalents	(9,759)	4,433	(4,203)
Cash and cash equivalents, beginning of year	32,816	28,383	32,586

Cash and cash equivalents, end of year	$23,057	$32,816	$28,383

Supplemental disclosure of cash flow information:
Cash paid for interest	$489	$114	$130

Cash paid for income taxes	$6,942	$1,878	$5,050

Non-cash investing activities:
Contingent earnout obligations classified as liabilities	$—	$—	$2,000

Fixed assets included in accounts payable	$392	$174	$—

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009; Medix in 2010; Embla in 2011 and Nicolet on 2012.

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

The new rules establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE of fair value is defined as the price charged when the same element is sold separately, or if the element has not yet been sold separately, the price for the element established by management having the relevant authority when it is probable that the price will not change before the introduction of the element into the marketplace. VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. We have established VSOE for substantially all of the undelivered elements in our multiple element arrangements and ESPs on delivered elements. In the future we may rely on ESPs, reflecting our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis, to establish the amount of revenue to allocate to the undelivered elements. TPE generally does not exist for our products because of their uniqueness.

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

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Cash and cash equivalents are reported at their respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities. The carrying amount of long-term debt approximates fair value as determined by reference to market rates available to us for debt with similar terms and conditions.

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

To determine the estimated fair value of reporting units, three valuation methodologies are utilized: (i) discounted cash flow analyses, (ii) market multiples, and (iii) comparative transactions. The valuations

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

indicated by these three methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization (i.e. EBITDA) and exit values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization taking into account a control premium of 30%.

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

Foreign Currency—The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive income (loss). We recorded $1.3 million, $3.3 million, and $719,000 of foreign currency translation losses for the years ended December 31, 2012, 2011 and 2010, respectively.

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2012, 2011 and 2010, net foreign currency transaction gains (losses) were $(221,000), $15,000, and $(593,000), respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar, Canadian Dollar, Euro, Argentine Peso, British Pound, and Danish Kroner.

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

For the year ended December 31, 2012, common stock equivalents of 806,572 shares were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,899,873 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2011, common stock equivalents of 959,159 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. For the year ended December 31, 2010, common stock equivalents of 1,125,006 were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,090,401 shares were excluded from the calculation because of their anti-dilutive effect.

Certain Significant Risks and Uncertainties—Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents, accounts receivable, and long-term debt. Cash and cash equivalents consist primarily of cash in bank accounts and investments in money market funds.

We sell our products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2012, 2011 or 2010.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Recent Accounting Pronouncements

Testing Indefinite-Lived Intangibles for Impairment—In July 2012, the Financial Accounting Standards Board (“FASB”) amended guidance on Testing Indefinite-Lived Intangibles for Impairment. The new guidance addresses the process for testing for impairment of indefinite-lived intangible assets provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of such assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance will be effective for us on January 1, 2013 and early adoption is permitted. Adoption of this guidance is not expected to have an impact on our financial position, results of operations, or cash flows.

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

Nicolet

We acquired the Nicolet neurodiagnostic business (“Nicolet”) from CareFusion on July 2, 2012 pursuant to a Share and Acquisition Purchase Agreement. The Nicolet business develops clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and electromyography (EMG) systems and related accessories, as well as vascular and obstetric Doppler sensors and connectivity products. The acquisition strengthens the Company’s existing neurology portfolio and provides new product categories. The acquisition also better positions the Company in international markets, as over 50 percent of the CareFusion Nicolet business was in markets outside of the United States.

We acquired all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain for $57.9 million in cash at closing, excluding direct costs of the acquisition. In December 2012 we recorded a reduction in the purchase consideration based on a working capital provision of the purchase agreement that resulted in CareFusion returning $2.4 million to the Company. A total of $2.6 million of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The acquisition has been accounted for as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Nicolet are recorded in the consolidated financial

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Nicolet’s results of operations are included in the consolidated financial statements from the date of the acquisition.

Valuing certain components of the acquisition, primarily inventories, deferred taxes and accrued expenses required us to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

During the fourth quarter of 2012, we recorded adjustments to the preliminary purchase price allocation for cash, inventories, deferred tax assets, property, plant and equipment, accounts payable, accrued expenses, deferred revenue, and deferred tax liability that resulted in a net decrease to goodwill of $4.9 million. The adjustment to the purchase consideration related to the working capital provision reduced goodwill by an additional $2.4 million.

The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Cash	$364
Accounts receivable	14,680
Inventories	13,158
Current deferred tax asset	237
Prepaid and other assets	569
Other long-term assets	52
Non-current deferred tax asset	1,094
Identifiable intangible assets:
Developed technology	11,600
Customer-related	8,300
Trademarks and trade names	9,000
Backlog	720
Land and building	1,177
Other property and equipment	1,739
Goodwill	11,733
Accounts payable	(5,322)
Accrued expenses	(8,613)
Deferred revenue	(3,943)
Non-current deferred tax liability	(1,058)

Total purchase price	$55,487

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) developed technology of $11.0 million assigned a weighted average economic life of 18 years being amortized on the straight line method and developed technology of $600,000 assigned a weighted average economic life of 4 years being amortized on the straight line method (ii) customer-related intangible assets of $8.3 million assigned an economic life of 16 years being amortized on the straight line method, (iii) trademarks and trade names of $9.0 million that have an indefinite life and are not being amortized, and (iv) backlog of $720,000 assigned an economic life of three months being amortized on the straight line method. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Accounts receivable, net of allowance for doubtful accounts and other liabilities are stated at their historical carrying value, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”) in accordance with a fair value hierarchy as described in Note 19—Fair Value Measurements. The fair value of the non-financial assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets (“Level 2 inputs”) was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus up to a 9% premium.

Goodwill.    Approximately $11.6 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed and represents primarily the expected synergies of combining the operations of the Company and the Nicolet business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Deferred income tax.    Preliminary estimates of deferred taxes are as follows: $237,000 current deferred tax asset, $1.1 million non-current deferred tax asset, and $1.1 million non-current deferred tax liability. These deferred taxes result primarily from differences between the fair value of tangible and intangible assets acquired under financial reporting and their tax basis.

Pro forma financial information

The following unaudited pro forma information combines our results of operations for the twelve months ended December 31, 2012 and 2011 with the results of operations for Nicolet as if the acquisition had occurred on January 1, 2011.

Unaudited Pro forma Financial Information

(in thousands)

	2012	2011
Revenue	$342,081	$323,259

Income (loss) from operations	$(64,548)	$(12,348)

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

Nicolet’s revenue of $51.5 million and income from operations of $7.4 million are included in our consolidated statement of operations and comprehensive income (loss) for the period from July 2, 2012 (acquisition date) to December 31, 2012.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2012, Nicolet’s consolidated statement of revenue and direct expenses for the period January 1, 2012 through July 2, 2012 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012. For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2011, Nicolet’s consolidated statement of revenue and direct expenses for the year ended December 31, 2011 was combined with the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011. Since the former owner did not maintain separate stand-alone financial statements for the Nicolet business, expenses include only cost of goods sold and operating expenses directly attributable to the operations of the business.

The unaudited pro forma consolidated results reflect the historical information of Natus and Nicolet in 2012 and 2011, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense (approximately $423,000 through June 30, 2012 and $1.2 million in 2011);

•	Additional amortization expense related to Nicolet (approximately $574,000 through June 30, 2012 and $1.9 million in 2011) related to the fair value of identifiable intangible assets acquired;

•	Decrease of Nicolet’s depreciation expense (approximately $793,000 through June 30, 2012 and $801,000 in 2011) related to the fair value adjustment to property and equipment acquired;

•	Adjustments to general and administrative expense relating to Nicolet’s direct acquisition costs (approximately $2.6 million in 2011 and $(2.6) million in 2012);

•	Adjustments to cost of goods sold relating to Nicolet’s fair value inventory adjustments (approximately $687,000 in 2011 and $(687,000) in 2012).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the twelve months ended December 31, 2011 and 2010 are presented as if the acquisition of Embla had occurred on January 1, 2010:

Unaudited Proforma Financial Information

(in thousands)

	December 31,
	2011	2010
Revenue	$252,997	$248,084
Income (loss) from operations	$(9,577)	$17,930

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

•

Actual 2011 Embla acquisition related transaction costs of $322,000 were excluded from the 2011 proforma results above and included in the 2010 proforma as if these costs were incurred during the 2010 period.

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

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the twelve months ended December 31, 2010 are presented as if the acquisition of Medix had occurred on January 1, 2010:

Unaudited Proforma Financial Information

(in thousands)

December 31,
2010
Revenue	$236,209
Income from operations	$20,539

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

The unaudited proforma consolidated results reflect the historical information of Natus and Medix in 2010, adjusted for additional amortization expense (approximately $294,000 through December 31, 2010) related to the fair value of identifiable intangible assets acquired.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2012	2011
Raw materials and subassemblies	$21,373	$11,550
Work in process	3,085	—
Finished goods	19,795	26,196

Total Inventories	44,253	37,746
Less: Non-current Inventories	(3,497)	(4,936)

Inventories	$40,756	$32,810

At December 31, 2012 and 2011 the Company has classified $3.5 million and $4.5 million, respectively, of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2012	2011
Land	$4,371	$4,420
Buildings	11,422	10,814
Leasehold improvements	3,450	2,815
Office furniture and equipment	11,601	10,657
Computer software and hardware	10,114	7,593
Demonstration and loaned equipment	11,505	11,111

	52,463	47,410
Accumulated depreciation	(25,951)	(21,318)

Total	$26,512	$26,092

Depreciation expense of property and equipment was $4.6 million, $4 million and $3.6 million in the years ending December 31, 2012, 2011 and 2010, respectively.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 1, 2011	$96,819
Goodwill as a result of acquisition	2,874
Goodwill impairment charge	(20,000)
Purchase accounting adjustments	972
Foreign currency translation	(290)

Balance, December 31, 2011	80,375
Goodwill as a result of acquisition	11,733
Foreign currency translation	(60)

Balance, December 31, 2012	$92,048

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

For the test as of October 1, 2012 measurement date we determined that the fair value of all of our reporting units exceeded their book value, indicating that no potential goodwill impairment existed. Key assumptions used to determine the fair values of our reporting units as of October 1, 2012 included expected cash flow for the period from October 1, 2012 to December 31, 2022 and associated discount rates ranging from 12% to 14%, which were based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

For the test as of the October 1, 2011 measurement date we determined that the carrying amount of our European reporting unit exceeded its fair value, indicating potential goodwill impairment existed. Having determined the goodwill of the European reporting unit was potentially impaired, we performed step two and as a result, during the fourth quarter of 2011 we recorded an impairment charge of $20.0 million related to the European reporting unit. The outcome of the test was impacted primarily by a significant decrease in our market capitalization as of the measurement date and the continuing deterioration of economic conditions in the fourth quarter 2011 within member states of the European Union. Accumulated goodwill impairment as of December 31, 2011 is $20.0 million.

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

Because the fair values of our reporting units significantly exceeded their book value as of October 1, 2012, we did not perform sensitivity analysis as part of the annual impairment test. For our European reporting unit, which had the lowest excess of fair value over book value on a percentage basis, the excess was approximately 17%.

We recognized an income tax benefit of $352,000 associated with the 2011 goodwill impairment related to the tax deductible portion of the goodwill impairment.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$62,850	—	$(21,307)	$41,543	$51,245	—	$(17,610)	$33,635
Customer related	26,627	—	(6,692)	19,935	18,296	—	(4,602)	13,694
Internally developed software	9,729	—	(4,020)	5,709	4,414	—	(2,694)	1,720
Patents	2,752	—	(2,171)	581	2,757	—	(1,949)	808
Backlog	724	—	(724)	—	—	—	—	—

Definite lived intangible assets	102,682		(34,914)	67,768	76,712		(26,855)	49,857
Intangible assets with indefinite lives:
Tradenames	30,386	(1,560)	—	28,826	21,354	(1,000)	—	20,354

Total intangibles assets	$133,068	$(1,560)	$(34,914)	$96,594	$98,066	$(1,000)	$(26,855)	$70,211

Definite lived intangible assets are amortized over their weighted average lives of 14 years for patents, 15 years for technology, 12 years for customer-related intangibles, and 6 years for internally developed software. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of approximately $8.8 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

During the years ended December 31, 2012 and 2011 the Company recorded charges of $560,000 and $700,000, respectively, related to the impairment of certain trade names of its U.S. and European business units.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Technology	$3,697	$3,090	$3,550
Customer Related	2,090	1,586	926
Software	1,326	1,302	827
Patents	222	203	151
Backlog	724	—	—

Total amortization	$8,059	$6,181	$5,454

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2013	$7,196
2014	6,896
2015	6,561
2016	5,742
2017	5,365
Thereafter	36,008

Total expected annual amortization expense	$67,768

7—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2012	2011
Compensation and related benefits	$15,775	$7,452
Accrued federal, state, and local taxes	5,870	2,124
Warranty reserve	2,260	2,157
Accrued professional fees	1,834	608
Other	7,199	4,781

Total	$32,938	$17,122

8—LONG-TERM OTHER LIABILITIES

Long-term other liabilities consist of (in thousands):

	December 31,
	2012	2011
Contingent tax obligations	$1,865	$4,798
Non-current deferred revenue	1,173	1,217

Total	$3,038	$6,015

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Detail of activity in product warranty reserve is as follows, (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2012	$2,157	$615	$1,452	$(1,964)	$2,260

December 31, 2011	$696	$1,244	$1,468	$(1,251)	$2,157

December 31, 2010	$694	$43	$331	$(372)	$696

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

Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2012, no shares of preferred stock were issued and outstanding.

11—SHARE-BASED COMPENSATION

Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2012	2011	2010
Cost of revenue	$214	$298	$177
Marketing and sales	1,199	1,503	1,432
Research and development	500	526	425
General and administrative	4,507	4,141	3,365

Total expense	6,420	6,468	5,399
Income tax effect	(777)	(548)	(1,776)

Decrease in net income	$5,643	$5,920	$3,623

As of December 31, 2012, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $8.6 million, which is expected to be recognized over a weighted average period of 2.7 years.

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

As of December 31, 2012, there were 2,820,868 shares available for future awards under the plan.

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

Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010 (2,683,816 shares exercisable at a weighted average exercise price of $9.66 per share)	3,638,957	$10.94
Granted (weighted average fair value of $5.67 per share)	580,350	$15.64
Exercised	(194,654)	$7.50
Cancelled	(234,787)	$15.14

Outstanding, December 31, 2011 (2,836,938 shares exercisable at a weighted average exercise price of $10.46 per share)	3,789,866	$11.57
Granted (weighted average fair value of $3.43 per share)	737,640	$10.79
Exercised	(224,872)	$4.67
Cancelled	(420,395)	$12.62

Outstanding, December 31, 2012 (2,809,325 shares exercisable at a weighted average exercise price of $11.34 per share)	3,882,239	$11.71

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/12	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/12	Weighted Average Exercise Price
$3.50 - $4.11	411,834	$4.00	1.05	411,834	$4.00
$4.51 - $9.67	394,872	$5.47	1.55	357,622	$5.06
$10.03 - $10.03	414,500	$10.03	2.17	414,500	$10.03
$10.69 - $10.69	629,973	$10.69	8.65	125,385	$10.69
$10.73 - $10.73	484,829	$10.73	2.26	430,504	$10.73
$10.78 - $15.92	534,627	$14.59	3.26	364,077	$15.34
$15.97 - $16.78	716,729	$16.57	3.62	411,465	$16.60
$16.89 - $18.59	18,500	$17.94	1.52	17,563	$18.00
$18.74 - $18.74	4,000	$18.74	1.01	4,000	$18.74
$20.09 - $20.09	272,375	$20.09	1.34	272,375	$20.09

$3.50 - $20.09	3,882,239	$11.71	3.41	2,809,325	$11.34

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2012, 2011 and 2010, was $1.5 million, $394,000, and $1.5 million, respectively.

As of December 31, 2012, there were: (i) 3,727,376 options vested and expected to vest with a weighted average exercise price of $11.69, an intrinsic value of $6.1 million, and a weighted average remaining contractual term of 3.2 years; (ii) of the 3,727,376 options vested and expected to vest, there are 2,809,325 options exercisable with a weighted average exercise price of $11.34, an intrinsic value of $5.9 million, and a weighted average remaining contractual term of 2.1 years.

Cash received from option exercises for the years ended December 31, 2012 and 2011 was $1.1 and $1.5 million, respectively.

Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected life in years	4.4	5.0	4.2
Risk-free interest rate	.58%	1.5%	1.5%
Expected volatility	39%	38%	38%
Expected forfeiture rate	11.2%	8.6%	11.5%
Dividend yield	None	None	None

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

Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2012 and 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2010	590,050	$14.30
Forfeited	(39,963)	$14.67
Vested	(221,655)	$13.58
Granted	260,375	$16.17

Unvested at December 31, 2011	588,807	$15.37
Forfeited	(31,455)	$14.55
Vested	(247,932)	$15.00
Granted	381,470	$10.81

Unvested at December 31, 2012	690,890	$13.02

The fair market value of outstanding restricted stock awards at December 31, 2012 was $7.7 million. The weighted average remaining recognition period for unvested restricted stock awards at December 31, 2012 was 2.6 years.

Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the years ended December 31, 2012 and 2011:

	2012	2011
Beginning outstanding balance	56,525	71,300
Awarded	18,600	42,300
Released	(7,075)	(21,375)
Forfeited	(18,000)	(35,700)

Ending outstanding balance	50,050	56,525

The aggregate intrinsic value of outstanding restricted stock units at December 31, 2012 was $559,000. The weighted average remaining recognition period for unvested restricted stock units at December 31, 2012 was 2.8 years.

Employee Stock Purchase Plan—Under our 2011 Employee Stock Purchase Plan (the “ESPP”), our U.S. employees can elect to have salary withholdings of up to 15% of their eligible compensation to a maximum of

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

$12,500 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2012, there were 362,127 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2012, 2011 and 2010, respectively, was $136,000, $122,000, and $133,000.

Cash received from purchases under the ESPP for the years ended December 31, 2012, 2011 and 2010, respectively, was approximately $807,000, $859,000 and $866,000.

12—RESTRUCTURING RESERVE

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. During the three months ended September 30, 2011 we also initiated similar restructuring activities in Embla, which we acquired in September 2011. These restructuring activities were substantially completed as of December 31, 2012. These plans are collectively referred to as the “2011 Plans” below.

In July 2012, we initiated an integration and reorganization plan related to the acquisition of Nicolet that is designed to eliminate redundant costs, improve efficiencies in operations, and to move to an indirect sales model in certain countries in Europe, where Nicolet had previously sold under a direct sales model. As a result of the Nicolet acquisition, we also initiated restructuring activities in Xltek. Substantially all of the costs associated with the integration and reorganization plan are associated with employee severance costs. Substantially all of the staff reductions were completed by March 31, 2013.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for these plans for the year ended December 31, 2012 is as follows (in thousands):

	Integration and Reorganization Plans
	2011 Plans	July 2012 Plan	Totals
Balances at December 31, 2011	$774	$—	$774
Expensed	1,655	7,159	8,814
Cash payments	(2,346)	(4,497)	(6,843)

Balances at December 31, 2012	$83	$2,662	$2,745

The costs associated with the reorganization plan were recorded as a component of general and administrative expense.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

13—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of (in thousands):

	Years Ended December 31,
	2012	2011	2010
Investment income	$56	$28	$36
Interest expense	(489)	(268)	(128)
Foreign currency exchange gain (loss)	(221)	15	(593)
Other	(181)	151	495

Total other income (expense), net	$(835)	$(74)	$(190)

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

Income (loss) before provision (benefit) for income tax (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S.	$6,500	$(9,550)	$4,043
Foreign	(2,081)	(857)	13,701

Total income (loss)	$4,419	$(10,407)	$17,744

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The components of income tax expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
U.S. Federal	$3,112	$3,118	$1,991
U.S. State and local	1,167	486	779
Non-U.S.	239	1,030	1,382

Total current tax expense	4,518	4,634	4,152

Deferred
U.S. Federal	(1,872)	(1,410)	(574)
U.S. State and local	(490)	(23)	(89)
Non-U.S.	(1,620)	(2,429)	2,315

Total deferred tax expense (benefit)	(3,982)	(3,862)	1,652

Total income tax expense	$536	$772	$5,804

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$6,559	$4,438
Credit carryforwards	5,830	5,823
Accruals deductible in different periods	10,216	7,062
Employee benefits	4,143	3,510

Total deferred tax assets	26,748	20,833
Valuation allowance	(4,339)	(3,190)

Total net deferred tax assets	$22,409	$17,643

Deferred tax liabilities:
Foreign earnings to be repatriated	$(965)	$—
Basis difference in fixed and intangible assets	(17,399)	(19,323)

Total deferred tax liabilities	(18,364)	(19,323)

Total net deferred tax assets (liabilities)	$4,045	$(1,680)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The income tax expense (benefit) in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% in 2012, and 34% in 2011 and 2010, to income before taxes due to the following:

	Years Ended December 31,
	2012	2011	2010
Federal statutory tax expense (benefit)	$1,547	$(3,538)	$6,032
State tax expense	264	187	532
Foreign taxes at rates less than U.S. rates	(561)	(788)	(875)
Stock compensation expense on incentive stock options	90	167	123
Contingent earnout adjustment	—	(666)	—
Goodwill impairment charge	—	6,448	—
U.S. tax credit	(278)	(290)	(194)
Lapse of statute and audit settlement on uncertain tax position	(1,699)	(260)	—
Change of valuation allowance on foreign tax credit	1,074	—	—
Other	99	(488)	186

Total expense	$536	$772	$5,804

At December 31, 2012 we had no U.S. federal and state net operating loss carryforwards because all operating losses were utilized during the fiscal year. We had $2.8 million of foreign tax credit carryforwards that can be used to offset the 2012 and future U.S. tax liabilities related to foreign source taxable income.

At December 31, 2012, certain of our foreign subsidiaries had tax net operating loss carryforwards as follows: $8.2 million in Canada, $5.2 million in France, $5.8 million in Germany, $1.1 million in Denmark, $4.4 million in Argentina and $2.4 million in Ireland. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2016. In addition, we had foreign investment tax credits of $2.4 million in Canada and $714,000 in Argentina that will expire in various amounts from 2013 through 2023.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $4.3 million and $3.2 million were recorded during the years ended December 31, 2012 and 2011, respectively. The increase of $1.1 million of valuation allowance was primarily due to an increase of the 2012 foreign tax credit resulting from insufficient foreign source taxable income to fully utilize the credit.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. As of December 31, 2012, we recorded approximately $553,000 of additional paid in capital related to exercises or sales of certain stock options by employees. In addition, we recorded a credit of $(857,000) to paid-in capital related to the cancellation of stock options as of December 31, 2012.

We have not provided for U.S. federal income and foreign withholding taxes on the majority of undistributed earnings from non-U.S. operations as of December 31, 2012 because such earnings are intended to be reinvested indefinitely. As of December 31, 2012, the tax impact of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

The American Taxpayer Relief Act of 2012 (“The Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. A change in tax law is accounted for in the period of enactment, therefore the retroactive effect of the Act on our U.S. federal taxes for 2012 would have been a benefit of approximately $340,000, which will be recognized in 2013.

Uncertain Tax Positions—We account for uncertain tax positions in accordance with ASC 740-10-05, Accounting for Income Taxes—an interpretation of FASB Statement 109. This interpretation establishes the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return and is based on a benefit-recognition model. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2010	$5,390
Additions for tax positions related to the current year	241
Lapse of statutes of limitations	(145)

Balance at January 1, 2011	5,486
Additions for tax positions related to the current year	208
Lapse of statutes of limitations	(2,060)

Balance at January 1, 2012	3,634
Additions for tax positions related to the current year	145
Lapse of statutes of limitations	(2,075)

Balance at December 31, 2012	$1,704

The unrecognized tax benefits of $1.7 million include $1.1 million of uncertain tax positions that would impact our effective tax rate if recognized. We expect a range from approximately zero to $550,000 of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.

For the year ended December 31, 2012, our unrecognized tax benefits decreased by $1.9 million and we recorded approximately $1.0 million of tax benefit in our income tax provision due to a lapse of the statute of limitations and the conclusion of certain state and foreign tax examinations. In addition, for the year ended December 31, 2012, we recorded a $715,000 tax benefit in our income tax provision related to the reversal of cumulative interest and penalties on uncertain tax positions that were either expired or settled.

At December 31, 2012, 2011 and 2010, we had cumulatively accrued approximately $307,000, $940,000 and $932,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $75,000, $275,000 and $285,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Our tax returns remain open to examination as follows: U.S. federal, 2008 through 2012; U.S. states, generally 2007 through 2012; significant foreign jurisdictions, generally 2008 through 2012. We are currently under examination by the Canadian taxing authority for the tax years 2010 and 2011. We are not aware of any unrecognized tax position at the early stage of the examination.

15—EMPLOYEE BENEFIT PLAN

We have a 401(k) tax-deferred savings plan under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were approximately $1.2 million, $541,000 and $492,000, respectively, in the years ended December 31, 2012, 2011, and 2010. For new hires, employer contributions vest ratably over the first two years of employment.

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

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue:
United States	$163,022	$131,322	$126,437
Foreign countries	129,258	101,573	91,975

	$292,280	$232,895	$218,412

Long-lived assets:
United States	$9,813	$9,428	$7,862
Foreign countries	16,699	16,664	16,760

	$26,512	$26,092	$24,622

Long-lived assets consist principally of property and equipment (net). During the years ended December 31, 2012, 2011 and 2010, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the years ended December 31, 2012, 2011 and 2010, respectively, revenue from devices and systems was $174.5 million, $148.9 million and $134.6 million, while revenue from supplies and services was $115.6 million, $84 million and $80.1 million, respectively.

17—DEBT AND CREDIT ARRANGEMENTS

At December 31, 2012 the Company had a $50 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

We funded the Nicolet acquisition with a combination of our existing cash and $31 million borrowed under the credit facility, including $25 million due in equal quarterly installments through June 30, 2015 and $6 million of revolving debt. We borrowed an additional $5.3 million of revolving debt during the second half of 2012. We did not draw on the facility during 2011.

Long-term debt is comprised of the following (2012 and 2011 columns in thousands):

	December 31,
	2012	2011
Term loan $25 million, interest at LIBOR plus 1.5%, due June 30, 2015 with term loan principal repayable in quarterly installments of $2.1 million	$20,834	$—
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $406,000 collateralized by a first lien on the land and building owned by Xltek	726	898

Total long-term debt (including current portion)	21,560	898
Less: current portion of long-term debt	(8,526)	(188)

Total long-term debt	$13,034	$710

Maturities of long-term debt as of December 31, 2012 are as follows (in thousands):

2013	$8,526
2014	8,866
2015	4,168
Thereafter	—

Total	21,560

Less current portion of long-term debt	(8,526)

Total long-term debt	$13,034

Short-term borrowings at December 31, 2012 consists of the aforementioned $11.3 million revolving debt associated with the Nicolet acquisition and working capital requirements, with interest at LIBOR plus 1.5%.

At December 31, 2012 and 2011, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 3 measurement.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

18—COMMITMENTS AND CONTINGENCIES

Leases—We have entered into noncancelable operating leases for some of our facilities including related office equipment as well as automobiles located in the U.S. and Europe through 2024. Minimum lease payments under noncancelable operating leases as of December 31, 2012 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2013	$3,880
2014	3,785
2015	2,730
2016	2,143
2017	1,944
Thereafter	10,286

Total minimum lease payments	$24,768

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $3.9 million, $2.7 million, and $2.3 million in 2012, 2011, and 2010, respectively.

Purchase commitments—We had various purchase obligations for goods or services totaling $27.2 million at December 31, 2012.

Indemnifications—Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We have determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2012.

Legal matters—We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We do not believe that any current legal or administrative proceedings are likely to have a material effect on our business, financial condition, or results of operations.

19—FAIR VALUE MEASUREMENTS

ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under ASC 820 as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes the following three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of 12/31/12	Fair Value Measurements as of 12/31/12 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

	Fair Value as of 12/31/11	Fair Value Measurements as of 12/31/11 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

The carrying amount of the Company’s long term debt approximates fair value based on Level 3 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

For the year ended December 31, 2011, we recorded a charge of $20 million related to a goodwill impairment of our European reporting unit and for the years ended December 31, 2012, 2011 and 2010, charges of $560,000, $700,000 and $300,000, respectively, related to impairment of trade names. We measure these non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs. See Note 5—Goodwill and Note 6—Intangible Assets.

20—IMMATERIAL CORRECTIONS TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2011 we identified certain errors relating primarily to purchase accounting adjustments. In addition, certain other errors related to the liability associated with product trade-ins, currency loss on translation of foreign debt, amortization of intangible assets, the tax benefit associated with the release of accruals for uncertain tax positions, and the classification of deferred tax liabilities were identified and corrected. The errors are not material individually or in the aggregate. As a result, certain previously reported amounts included in the accompanying consolidated financial statements have been restated to reflect the correction of the errors.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

A summary of the effects of the correction of these errors on our consolidated financial statements as of and for the years ended December 31, 2011 and 2010 are presented in the table below (in thousands, except per share data). We believe the effects of the errors are not material to our consolidated financial statements.

	2011
	As Previously Reported	As Corrected
Balance Sheet
Inventories	$33,389	$32,810
Accounts receivable, net	55,260	55,421
Total current assets	131,233	130,815
Property and equipment, net	25,350	26,092
Intangible assets	70,411	70,211
Other assets	6,946	7,353
Total assets	314,315	314,846
Accounts payable	16,365	16,404
Accrued liabilities	16,560	17,122
Total current liabilities	40,717	41,318
Other liabilities	7,658	6,015
Deferred tax liabilities	7,502	8,490
Total liabilities	56,587	56,533
Retained earnings	7,170	7,755
Stockholders’ equity	257,728	258,313
Total liabilities and stockholders’ equity	314,315	314,846

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2011, 2010 and 2009

	2011		2010
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Statements of Operations
Revenue	$232,652	$232,895	$218,655	$218,412
Cost of revenue	101,776	101,610	88,698	88,608
Gross profit	130,876	131,285	129,957	129,804
Income (loss) from operations	(10,555)	(10,333)	17,831	17,934
Income (loss) before provision for income tax	(10,785)	(10,407)	17,713	17,744
Net income (loss)	(11,697)	(11,179)	11,919	11,940
Net income (loss) per share, diluted	$(0.41)	$(0.39)	$0.41	$0.41

Statements of Cash Flows
Net income (loss)	$(11,697)	$(11,179)	$11,919	$11,940
Depreciation and amortization	10,021	10,192	9,156	9,103
Change in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	3,605	3,673	(3,231)	(3,460)
Inventories	3,958	3,741	(8,181)	(8,255)
Accounts payable	(7,062)	(7,062)	(5,478)	(5,468)
Accrued liabilities	(7,411)	(7,138)	(448)	(194)
Deferred taxes	(2,350)	(3,006)	1,704	1,704
Net cash provided by operating activities	22,595	22,752	11,526	11,455
Exchange rate effect on cash and cash equivalents	(489)	(646)	486	557

Retained Earnings
Beginning of year	$18,867	$18,934	$6,948	$6,994
End of year	7,170	7,755	18,867	18,934

21—SUBSEQUENT EVENTS

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a cash purchase price of $18.6 million. Grass includes clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes.

The Company will account for the acquisition as a business combination. The results of Grass will be included in the Company’s results of operations beginning on February 2, 2013. With the assistance from independent valuation specialists we will allocate the purchase price to acquired tangible assets and assumed liabilities, and identified intangible assets based on their respective fair values. The initial purchase price allocation has not yet been completed. Approximately $85,000 of direct costs associated with the Grass acquisition were charged to general and administrative expense during the year ended December 31, 2012.

On January 30, 2013, we executed an amendment to our revolving credit facility with Wells Fargo Bank, National Association that increased the borrowing limit from $50 million to $60 million in anticipation of funding the acquisition. The maximum amount of borrowing under the facility will revert to $50 million on April 30, 2013.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	000-33001	09/13/2012

3.3	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.4	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

3.5	Amended Bylaws of Natus Medical Incorporated	10-Q	3.1	000-33001	05/09/2012

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.5.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.6*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.7*	2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.7.1*	Form of Stock Option Award Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.7.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.7.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.8*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.8.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Form of Employment Agreement between Natus Medical Incorporated and John T. Buhler dated February 14, 2011	10-Q	10.1	000-33001	05/06/2011

10.12*	Amended Employment Agreement between Natus Medical Incorporated and James B. Hawkins dated April 25, 2008	8-K	99.1	000-33001	04/29/2008

10.13	Third Amended and Restated Credit Agreement dated as of March 2, 2012 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	03/05/2012

10.14	Second Amendment to the Third Amended and Restated Credit Agreement dated as of June 29, 2012 between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.2	000-33001	07/03/2012

10.15	Stock and Asset Purchase Agreement, dated April 20, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 2200, Inc.	8-K	10.1	000-33001	04/24/2012

10.16	Amendment to the Stock and Asset Purchase Agreement, dated April 20, 2012, by and among Natus Medical Incorporated, CareFusion 303, Inc. and CareFusion 200, Inc.	8-K	10.1	000-33001	07/03/2012

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

*	Indicates a management contract or compensatory plan or arrangement

**

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or Exchange Act, except as may be expressly set forth by specific reference in such filings