Form 10-K/A
period 2012-12-31
NATUS MEDICAL INC
filed 2013-05-01
CIK 878526

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

NATUS MEDICAL INCORPORATED

EXPLANATORY NOTE

Natus Medical Incorporated (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 10, 2013, solely to add Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm. There are no other changes to the Form 10-K.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(3) The following documents are filed as a part of this report:

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ JONATHAN A. KENNEDY
Jonathan A. Kennedy Senior Vice President Finance and Chief Financial Officer

Dated: May 1, 2013