Form 10-Q
period 2013-03-31
NATUS MEDICAL INC
filed 2013-05-21
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 16, 2013 was 30,387,256.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,354	$23,057
Accounts receivable, net of allowance for doubtful accounts of $3,318 in 2013 and $2,617 in 2012	93,005	89,960
Inventories	38,028	40,756
Prepaid expenses and other current assets	5,795	6,379
Deferred income tax	8,676	8,719

Total current assets	169,858	168,871

Property and equipment, net	25,994	26,512
Intangible assets	105,031	96,594
Goodwill	97,220	92,048
Other assets	9,681	7,828

Total assets	$407,784	$391,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,249	$32,537
Short-term borrowings	33,300	11,300
Current portion of long-term debt	8,522	8,526
Accrued liabilities	27,590	32,938
Deferred revenue	14,064	13,305

Total current liabilities	112,725	98,606
Long-term liabilities:
Long-term debt	10,892	13,034
Other liabilities	2,401	3,038
Deferred income tax	8,834	8,423

Total liabilities	134,852	123,101

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 30,339,098 in 2013 and 30,106,933 in 2012	278,463	275,395
Retained earnings	15,081	11,638
Accumulated other comprehensive loss	(20,612)	(18,281)

Total stockholders’ equity	272,932	268,752

Total liabilities and stockholders’ equity	$407,784	$391,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue	$85,834	$59,408
Cost of revenue	36,601	26,086

Gross profit	49,233	33,322

Operating expenses:
Marketing and selling	22,196	16,643
Research and development	8,212	6,746
General and administrative	13,966	9,505

Total operating expenses	44,374	32,894

Income from operations	4,859	428
Other income (expense), net	(334)	180

Income before provision for income tax	4,525	608
Provision for income tax	1,083	319

Net income	$3,442	$289

Other comprehensive income:
Foreign currency translation	(2,331)	411

Comprehensive income	$1,111	$700

Earnings per share:
Basic	$0.12	$0.01

Diluted	$0.11	$0.01

Weighted average shares used in the calculation of earnings per share:
Basic	29,570	28,856

Diluted	30,319	29,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$3,442	$289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,133	2,846
Provision for losses on accounts receivable	372	254
Warranty reserve	656	216
Loss on disposal of property and equipment	6	2
Share-based compensation	1,360	1,157
Excess tax benefit on the exercise of stock options	(81)	107
Changes in operating assets and liabilities:
Accounts receivable	(787)	(1,799)
Inventories	64	3,953
Prepaid expenses and other assets	734	(321)
Accounts payable	(3,302)	(318)
Deferred income tax	(304)	86
Accrued liabilities and deferred revenue	(6,228)	(342)

Net cash provided by (used in) operating activities	(935)	6,130

Investing activities:
Acquisition of businesses, net of cash acquired	(18,600)	—
Purchases of property and equipment	(687)	(1,218)
Purchase of intangible assets	(669)	—

Net cash used in investing activities	(19,956)	(1,218)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	2,115	130
Excess tax benefit on the exercise of stock options	81	(107)
Proceeds from short-term borrowings	22,000	—
Payments on borrowings	(2,142)	(40)

Net cash provided by (used in) financing activities	22,054	(17)

Exchange rate changes effect on cash and cash equivalents	134	(295)

Net increase in cash and cash equivalents	1,297	4,600
Cash and cash equivalents, beginning of period	23,057	32,816

Cash and cash equivalents, end of period	$24,354	$37,416

Supplemental disclosure of cash flow information:
Cash paid for interest	$613	$12

Cash paid for income taxes	$4,241	$1,432

Non-cash investing activities:
Property and equipment included in accounts payable	$261	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except as noted below, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. This topic is for annual and interim periods beginning after December 15, 2012. The amendment did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Testing Indefinite-Lived Intangibles for Impairment - In July 2012, the FASB amended guidance on Testing Indefinite-Lived Intangibles for Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance became effective for us on January 1, 2013. Adoption of this guidance did not have and is not expected to have an impact on our financial position, results of operations, or cash flows.

2 - Business Combinations

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a cash consideration of $18.6 million. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. A total of $160,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The Company will account for the acquisition as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Grass are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Grass’s results of operations are included in the consolidated financial statements since February 2, 2013, the date of the acquisition.

Valuing certain components of the acquisition, primarily intangible assets, accounts receivable, deferred revenue and accrued expenses required us to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Accounts receivable	$3,281
Prepaid and other assets	33
Identifiable intangible assets:
Developed Technology	2,500
Customer-related	5,200
Tradenames	3,000
Property and equipment	237
Goodwill	5,196
Accounts payable	(328)
Accrued expenses	(171)
Deferred revenue	(348)

Total purchase price	$18,600

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (i) developed technology of $2.5 million assigned a weighted average economic life of eight years being amortized on the straight line method (ii) customer-related intangible assets of $5.2 million assigned an economic life of 13 years being amortized on the straight line method, and (iii) trademarks and tradenames of $3 million that have an indefinite life and are not being amortized. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

Accounts receivable, net of allowance for doubtful accounts, prepaid and other assets, accounts payable and accrued expenses are stated at their historical carrying value, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of fixed assets (“Level 2 inputs”) was determined using market data for similar assets. The fair value of the intangible assets summarized above were derived from significant unobservable inputs (Level 3 inputs”) determined by management using our discounted cash flow models from income projections prepared by management, estimated royalty rates, estimated customers’ attrition rates and using weighted average cost of capital of 13%.

Goodwill. Approximately $5.2 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed and represents primarily the expected synergies of combining the operations of the Company and the Grass business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Nicolet

We acquired the Nicolet neurodiagnostic business (“Nicolet”) from CareFusion on July 2, 2012 pursuant to a Share and Acquisition Purchase Agreement. The Nicolet business develops clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and electromyography (EMG) systems and related accessories, as well as vascular and obstetric Doppler sensors and connectivity products. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. The acquisition also better positions the Company in international markets, as over 50 percent of the Nicolet business is in markets outside of the United States.

We acquired all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain for $55.5 million, after reflecting a working capital adjustment of $2.4 million recorded in December 2012. A total of $2.6 million of direct costs associated with the acquisition were expensed as incurred and reported as a component of general and administrative expenses during fiscal 2012.

The acquisition has been accounted for as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Nicolet are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Nicolet’s results of operations are included in the consolidated financial statements since July 2, 2012, the date of the acquisition.

Valuing certain components of the acquisition, primarily inventories, required us to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill.

During the three months ending March 31, 2013, we recorded adjustments to the preliminary purchase price allocation for accrued expenses that resulted in a net increase to goodwill of $239,000.

Pro forma financial information

The following unaudited pro forma information combining results of operations of the Company for the three months ended March 31, 2013 and 2012 are presented as if the acquisitions of Grass and Nicolet had occurred on January 1, 2012:

Unaudited Pro forma Financial Information

(in thousands)

	Three Months Ended March 31,
	2013	2012
Revenue	$86,839	$87,323
Income (loss) from operations	$5,239	$(960)

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

Grass’s revenue of $2.3 million and income from operations of $334,000 are included in our condensed consolidated statements of income and comprehensive income for the period from February 2, 2013 (acquisition date) to March 31, 2013.

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2013 through March 31, 2013, Grass’s statement of operations for the month ended January 31, 2013 was combined with the company’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2013.

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2012 through March 31, 2012, Grass’s statement of operations for the three months ended March 31, 2012 was combined with the Company’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2012.

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2012 through March 31, 2012, Nicolet’s consolidated statement of revenue and direct expenses for the three months ended March 31, 2012 was combined with the Company’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2012.

The unaudited pro forma consolidated results for the three month period ended March 31, 2013 reflect the historical information of Natus and Grass, adjusted for the following pre-tax amounts:

•	Additional amortization expense of $59,300 related to the fair value of identifiable intangible assets acquired;

•	Decrease of depreciation expense of $14,800 related to the fair value adjustment to property and equipment acquired;

•	Decrease in general and administrative expense of $160,000 related to the direct acquisition costs that were recorded in the three months ended March 31, 2012.

The unaudited pro forma consolidated results for the three month period ended March 31, 2012 reflect the historical information of Natus, Grass and Nicolet, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense of approximately $211,500;

•	Additional amortization expense related to Grass of $178,000 and Nicolet of $1 million related to the fair value of identifiable intangible assets acquired;

•	Decrease of Grass’s depreciation expense of approximately $44,500 and Nicolet’s depreciation expense of approximately $391,000 related to the fair value adjustment to property and equipment acquired;

•	Increase in general and administrative expense relating to Grass’s direct acquisition costs of approximately $160,000 and Nicolet’s direct acquisition costs of $2.6 million;

•	Increase in cost of goods sold relating to Nicolet’s fair value inventory adjustments of $571,000.

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

For the three months ended March 31, 2013, common stock equivalent shares of 749,415 were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 2,028,148 were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

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

4 - Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials and subassemblies	$19,595	$21,373
Work in process	2,998	3,085
Finished goods	20,813	19,795

Total inventories	43,406	44,253

Less: Non-current inventories	(5,378)	(3,497)

Inventories, current	$38,028	$40,756

At March 31, 2013 and December 31, 2012, the Company has classified $5.4 million and $3.5 million of inventories, respectively, as non-current. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$64,853	—	$(22,270)	$42,583	$62,850	—	$(21,307)	$41,543
Customer related	31,575	—	(7,293)	24,282	26,627	—	(6,692)	19,935
Internally developed software	10,316	—	(4,259)	6,057	9,729	—	(4,020)	5,709
Patents	2,730	—	(2,191)	539	2,752	—	(2,171)	581
Backlog	724	—	(724)	—	724	—	(724)	—

Definite-lived intangible assets	110,198		(36,737)	73,461	102,682		(34,914)	67,768
Intangible assets with indefinite lives:
Tradenames	33,130	(1,560)	—	31,570	30,386	(1,560)	—	28,826

Total intangibles assets	$143,328	$(1,560)	$(36,737)	$105,031	$133,068	$(1,560)	$(34,914)	$96,594

Definite-lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer related intangibles, 7 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $9.4 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Technology	$963	$871
Customer related	601	503
Internally developed software	239	521
Patents	20	61

Total amortization	$1,823	$1,956

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2013	$6,096
2014	7,834
2015	7,493
2016	6,659
2017	6,276
2018	6,105
Thereafter	32,998

Total expected amortization expense	$73,461

6 – Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Gross Balance, December 31, 2012	$112,048
Accumulated impairment losses	(20,000)

Balance net of impairment losses, December 31, 2012	92,048
Goodwill as a result of acquisitions	5,412
Foreign currency translation	(240)

Balance, March 31, 2013	$97,220

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$4,332	$4,371
Buildings	11,138	11,422
Leasehold improvements	3,659	3,450
Office furniture and equipment	11,835	11,601
Computer software and hardware	10,597	10,114
Demonstration and loaned equipment	10,925	11,505

	52,486	52,463
Accumulated depreciation and amortization	(26,492)	(25,951)

Total	$25,994	$26,512

Depreciation and amortization expense of property and equipment was approximately $1.1 million and $907,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$2,260	$2,157
Acquisition warranty assumed	191	—
Warranty accrued for the period	656	224
Repairs for the period	(464)	(106)

Balance, end of period	$2,643	$2,275

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

9 – Stockholders’ Equity

The details of changes in stockholders’ equity are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$268,752	$258,313
Net income	3,442	289
Proceeds from stock option exercises and ESPP	2,115	130
Share-based compensation expense	1,360	1,157
Tax effect of option exercises	(406)	(107)
Foreign currency translation adjustment	(2,331)	411

Balance, end of period	$272,932	$260,193

10 - Share-Based Compensation

At March 31, 2013, we have two active plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2013 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$59	$50
Marketing and sales	271	252
Research and development	117	105
General and administrative	913	751

Total	$1,360	$1,158

As of March 31, 2013, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $10.7 million, which is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

Activity in our stock options during the three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,882,239	$11.71
Granted	—	$—
Exercised	(255,015)	$8.30
Cancelled	(213,010)	$16.35

Outstanding, end of period	3,414,214	$11.67	3.46	$10,369

Exercisable, end of period	2,495,665	$11.33	2.20	$8,734

Vested and expected to vest, end of period	3,289,740	$11.66	3.30	$10,119

The intrinsic value of options exercised during the three months ended March 31, 2013 was $1.3 million.

Restricted Stock Awards

Activity in our restricted stock awards (“RSAs”) during the three months ended March 31, 2013 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	690,890	$13.02
Granted	—	$—
Vested	(32,750)	$14.94
Forfeited	(30,640)	$14.10

Unvested, end of period	627,500	$12.90	$6,679

We award restricted stock awards to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At March 31, 2013 the fair market value of outstanding RSAs was $8.4 million and the weighted average remaining recognition period of unvested RSAs was 2.3 years. At December 31, 2012 the fair market value of outstanding RSAs was $7.7 million and the weighted average remaining recognition period was 2.6 years. The intrinsic value of RSAs equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units (“RSUs”) during the three months ended March 31, 2013 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	50,050
Awarded	5,890
Released	—
Forfeited	—

Outstanding, end of period	55,940	1.52	$752

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At March 31, 2013 the aggregate intrinsic value of outstanding RSUs was $752,000 and the weighted average remaining recognition period for unvested RSUs was 2.7 years. At December 31, 2012 the aggregate intrinsic value of outstanding RSUs was $559,000 and the weighted average remaining recognition period for unvested RSUs was 2.8 years.

11 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended March 31,
	2013	2012
Investment income	$31	$4
Interest expense	(477)	(8)
Foreign currency exchange gain (loss)	(198)	261
Other	310	(77)

Total other income (expense), net	$(334)	$180

12 - Income Taxes

Provision for Income Tax Expense

We recorded provisions for income tax of $1.1 million and $319,000 for the three months ended March 31, 2013 and 2012, respectively.

Our effective tax rate was 23.9% and 52.5% for the three months ended March 31, 2013 and 2012, respectively.

Our effective tax rate for the three months ended March 31, 2013 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits of approximately $340,000 derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013.

Our effective tax rate for the three months ended March 31, 2012 differed from statutory tax rates primarily due to discrete items coupled with losses in some foreign jurisdictions for which we did not record a tax benefit.

There was an insignificant increase of unrecognized tax benefits for the three months ended March 31, 2013. Within the next twelve months it is possible our uncertain tax benefit may change within a range of approximately zero to $600,000. This change may impact the future effective tax rate and is a result of a lapse of statute of limitations, provided that no taxing authority conducts a new examination.

Our tax returns remain open to examination as follows: U.S. Federal, 2009 through 2012, U.S. States 2008 through 2012 and significant foreign jurisdictions, 2009 through 2012.

13 - Restructuring Reserves

In January 2011, we adopted a reorganization plan that was designed to improve efficiencies in the operations of Medix, which we acquired in October 2010. During the three months ended September 30, 2011 we also initiated similar restructuring activities in Embla, which we acquired in September 2011. These restructuring activities were completed as of March 31, 2013.

In July 2012, we initiated an integration and reorganization plan related to the acquisition of Nicolet that is designed to eliminate redundant costs, improve efficiencies in operations, and to move to an indirect sales model in certain countries in Europe, where Nicolet had previously sold under a direct sales model. As a result of the Nicolet acquisition, we also initiated additional restructuring activities in Xltek. Substantially all of the costs associated with the integration and reorganization plan are associated with employee severance costs. Substantially all of the staff reductions were completed by March 31, 2013.

In January 2013, we adopted reorganization plans that are designed to continue to improve efficiencies in our operating units in Europe and Medix.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for these plans for the three months ended March 31, 2013 is as follows (in thousands):

	2011 Plans	July 2012 Plan	2013 Plans	Totals
Balances at December 31, 2012	$83	$2,662	$—	$2,745
Expensed	4	211	615	830
Cash payments	(71)	(1,138)	(384)	(1,593)
Accrual reversal	(16)	(1,201)	—	(1,217)

Balances at March 31, 2013	$—	$534	$231	$765

14 - Debt and Credit Arrangements

At March 31, 2013 the Company had a $60 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. The revolving credit facility was increased from $50 million to $60 million in January 2013 to fund the acquisition of Grass. The maximum amount of borrowing under the facility will revert to $50 million on June 30, 2013. We have no other significant credit facilities.

During the first quarter 2013 we borrowed $22 million under the credit facility in the form of revolving debt, principally to fund the Grass acquisition and to provide for other working capital needs.

Long-term debt is comprised of the following (2013 and 2012 columns in thousands):

	March 31, 2013	December 31, 2012
Term loan $25 million, interest at LIBOR plus 1.5%, due June 30, 2015 with term loan principle repayable in quarterly installments of $2.1 million	$18,751	$20,834
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $392,000 collateralized by a first lien on company owned land and building	663	726

Total	19,414	21,560
Less current portion of long-term debt	(8,522)	(8,526)

Total long-term debt	$10,892	$13,034

Maturities of long-term debt as of March 31, 2013 are as follows (in thousands):

Nine months ended December 31, 2013	$6,393
2014	8,853
2015	4,168

Total	$19,414

Short-term borrowings at March 31, 2013 consist of $24 million revolving debt associated with acquisitions and $9.3 million for working capital requirements, with interest at LIBOR plus 1.5%.

At March 31, 2013 and December 31, 2012, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 3 measurement.

15 - Segment, Customer and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors.

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
United States	$48,351	$30,338
Foreign countries	37,483	29,070

Totals	$85,834	$59,408

	March 31, 2013	December 31, 2012
Long-lived assets:
United States	$10,033	$9,813
Foreign countries	15,961	16,699

Totals	$25,994	$26,512

Long-lived assets consist principally of property and equipment, net of accumulated depreciation and amortization. During the three months ended March 31, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue.

During the three months ended March 31, 2013 and 2012, respectively, revenue from devices and systems was $50 million and $35.8 million, while revenue from supplies and services was $35.8 million and $23.6 million, respectively, and revenue from services was less than 10% of revenue.

16 - Fair Value Measurements

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

Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of 3/31/13	Fair Value Measurements as of 3/31/13 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

	Fair Value as of 12/31/12	Fair Value Measurements as of 12/31/12 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

The carrying amount of the Company’s long term debt approximates fair value based on Level 3 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

For the year ended December 31, 2012, we recorded a charge of $560,000 related to impairment of trade names. We measure these non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs. See Note 5 - Intangible Assets.

17 – Immaterial Corrections to Prior Period Financial Statements

Certain amounts previously reported in the condensed consolidated statements of operations and comprehensive income and condensed statements of cash flows for the three month period ended March 31, 2012 have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The errors were related primarily to purchase accounting adjustments. In addition, certain other errors related to the liability associated with product trade-ins, currency loss on translation of foreign debt, amortization of intangible assets, the tax benefit associated with the release of accruals for uncertain tax positions were identified and corrected. The errors are not material individually or in the aggregate.

A summary of the effects of the correction of these errors on our condensed consolidated financial statements for the three month period ended March 31, 2012 is presented in the table below (in thousands):

	Three Months Ended March 31, 2012
	As Previously Reported	As Corrected
Condensed Consolidated Statements of Operations and Comprehensive Income
Revenue	$59,510	$59,408
Cost of revenue	26,042	26,086
Gross profit	33,468	33,322
Income from operations	161	428
Income before provision for income tax	329	608
Net income	358	289

Condensed Consolidated Statements of Cash Flows
Net income	$358	$289
Depreciation and amortization	2,939	2,846
Change in operating assets and liabilities
Inventories	3,881	3,953
Deferred income tax	(569)	86
Accrued liabilities and deferred revenue	211	(342)
Net cash provided by operating activities	6,118	6,130
Exchange rate changes effect on cash and cash equivalents	(283)	(295)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Registered Trademarks and Tradenames

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX® Aura®, Balance Manager®, Balance Master®, Balance Shape®, Biliband®, Bio-logic®, Bo-JECT®, Brain Atlas®, Ceegraph®, CHAMP®, Clarity System®, Cochlea Scan®, Cool Cap®, CoolCare®, Comet®, Dantec®, Ear Couplers®, Ear Muffin®, EC2®, Echo Screen®, Embla US®, Embletta®, Enterprise®, EquiTest®, Fass®, Fischer-Zoth®, Flexicoupler®,Grass®,Grass Technologies®, Gumdrop®, Halo Ear Muffin®, Hawaii Medical®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medelec®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neurocom®, Neuromax®,Neurotrac®, NeuroWorks®, Nicolet®, NicoletElite®, Oxydome®, Panorama®, Pocket®, Polyview®, REMbrandt®, REMlogic®, Sandman®, Scout®, Sleeprite®, Sleepscan®, Sleeptrek®, Smart Scale®, Sonamed®, Sonara®, Sonara TEK®, Stellate Notta®, STETHODOP®, SZAC®, TECA®, Tootsweet®, Traveler®, Treetip®,Twin®, VAC PAC®, VERSALAB®, Warmette®, Xact Trace®, Xltek® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, Medix MediLED™, MiniMuffs™, NatalCare™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2012 of Natus Medical Incorporated. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, our Annual Report filed on Form 10K for the year ended December 31, 2012 and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2013 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2013;

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

End Markets

Our products address two primary end markets:

•

Neurology – Includes products for diagnostic electroencephalography (EEG), electromyography (EMG), intra-operative monitoring (IOM), diagnostic sleep analysis, or polysomnography (PSG), newborn brain monitoring, and assessment of balance and mobility disorders.

•	Newborn Care – Includes thermoregulation devices and products for the treatment of brain injury and jaundice in newborns and products for newborn hearing screening and diagnostic hearing assessment.

Segment and Geographic Information

We operate in one reportable segment in which we provide healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end-users or sub-distributors.

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 15 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Revenue from Devices and Systems and Supplies and Services, as a percent of total revenue for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Devices and Systems	58%	60%
Supplies and Services	42%	40%

Total	100%	100%

During the three months ended March 31, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

2013 First Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. and on July 2, 2012, we acquired the Nicolet neurodiagnostic business (“Nicolet”) from CareFusion.

Our consolidated revenue increased $26.4 million in the first quarter ended March 31, 2013 to $85.8 million compared to $59.4 million in the first quarter of the previous year. Grass contributed to $2.3 million of revenue and Nicolet contributed to $25.9 million of revenue in the first quarter of 2013. We experienced revenue increases across business units in the United States and declines across other business units in Canada, Europe, and South America.

Net income was $3.4 million or $0.11 per diluted share in the three months ended March 31, 2013, compared with net income of $289,000 or $0.01 per diluted share in the same period in 2012. An increase from 56.1% to 57.4% in gross profit percentage for the first quarter of 2013 compared to same period in 2012 resulted primarily from improved margins associated with product mix as well as pricing changes.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2013.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2013	2012
Revenue	100%	100%
Cost of revenue	42.6	43.9

Gross profit	57.4	56.1

Operating expenses:
Marketing and selling	25.9	28.0
Research and development	9.6	11.4
General and administrative	16.2	16.0

Total operating expenses	51.7	55.4

Income from operations	5.7	0.7
Other income (expense), net	(0.4)	0.3

Income before provision for income tax	5.3	1.0
Provision for income tax	1.3	(0.5)

Net income	4.0%	0.5%

As the operations of Grass and Nicolet have been reflected in our consolidated results since their acquisition dates of February 2013 and July 2012, where significant, we have noted the impact of these acquisitions on our results of operations for the three months ended March 31, 2013, as compared to the same period in 2012.

The following discussion reflects the effects of the corrections disclosed in note 17 to the condensed consolidated financial statements.

Three Months Ended March 31, 2013 and 2012

Revenues

Our consolidated revenue increased by $26.4 million or 44% to $85.8 million for the three months ended March 31, 2013, compared to $59.4 million in the comparable 2012 period. The increase was attributable to our recent acquisitions. Grass, acquired in February 2013 contributed $2.3 million of revenue in the first quarter of 2013. Nicolet, acquired in July 2012 contributed $25.9 million of revenue in the first quarter of 2013. Revenue from our products other than Grass and Nicolet decreased by $1.8 million in 2013, compared to 2012, due in large part to our emphasizing the sale of the newly acquired products that serve the same markets as certain legacy products coupled with the lack of a large international order similar to the $2.3 million order from the Republic of Iraq Ministry of Health that we fulfilled in the first quarter of 2012.

Revenue from our neurology products increased $27.3 million or 96% to $55.7 million in the first quarter of 2013, compared to $28.4 million in the same period in 2012. Revenue from our neurology products, other than Grass and Nicolet products, decreased by $900,000 for the three months ended March 31, 2013 compared to 2012. This decline was attributable to weak economic conditions in Europe and to our emphasizing the sales of our newly acquired neurology products. Revenue from our newborn care products decreased by $900,000, or 3% to $30.1 million in the first quarter of 2013 compared to $31 million in the same period in 2012. This decline was primarily attributed to lower sales of newborn care devices and systems partially offset by an increase in newborn care supplies and services.

Revenue from neurology devices and systems was $34.5 million for the three months ended March 31, 2013, representing an increase of 110% or $18.1 million, from $16.4 million reported in the first quarter of 2012. Grass and Nicolet contributed to $15.2 million of the increase in neurology devices and systems while revenue from our neurology products other than Grass and Nicolet increased by $2.9 million in the first quarter of 2013 compared to the first quarter of 2012, primarily attributable to an increase in EEG and sleep systems revenue. Revenue from newborn care and other devices and systems was $15.5 million for the three months ended March 31, 2013, representing a decrease of 20% or $3.8 million, from $19.4 million reported in the first quarter of 2012. This decline in newborn care devices and systems revenue was due to lower sales of newborn incubators, balance monitoring and distributed product revenue.

Revenue from devices and systems was 58% of consolidated revenue in the first quarter of 2013 compared to 60% of total revenue in the first quarter of 2012.

Revenue from neurology supplies and services was $21.2 million for the three months ended March 31, 2013 representing an increase of 77% or $9.2 million, from $12 million reported in the first quarter of 2012. Grass and Nicolet contributed to $12.2 million of the increase in neurology supplies and services. Neurology supplies and services revenue other than Grass and Nicolet, decreased by $3 million in the first quarter of 2013 compared to the first quarter of 2012. This decline was primarily attributable to a decrease in sleep supplies. Revenue from newborn care supplies and services was $14.6 million for the three months ended March 31, 2013, representing an increase of 25% or $2.9 million from $11.7 million reported in the first quarter of 2012. This increase was comprised primarily of incubator supplies revenue.

Revenue from supplies and services was 42% of consolidated revenue in the first quarter of 2013 compared to 40% of total revenue in the first quarter of 2012.

No single customer accounted for more than 10% of our revenue in either the first quarter of 2013 or 2012. Revenue from domestic sales increased 59% to $48.4 million for the three months ended March 31, 2013 from $30.4 million in the first quarter of 2012. Revenue from international sales increased 29% to $37.5 million for the three months ended March 31, 2013 compared to $29.1 million in the first quarter of 2012. Revenue from domestic sales was 56% of total revenue for the three months ended March 31, 2013 compared to 51% of total revenue in the first quarter of 2012, and revenue from international sales was 44% of total revenue in the first quarter of 2013 compared to 49% of total revenue in the first quarter of 2012.

Cost of Revenue

Our cost of revenue increased $10.5 million or 40% to $36.6 million for the three months ended March 31, 2013 from $26.1 million in the first quarter of 2012. Grass and Nicolet contributed $11.2 million to our cost of revenue. Gross profit increased $15.9 million, or 48%, to $49.2 million in the first quarter of 2013 from $33.3 million in the first quarter of 2012 as a result of our increased sales. Gross profit as a percentage of revenue was 57.4% for the three months ended 2013 and 56.1% for the three months ending March 31, 2012 as a result of product mix, primarily as a result of a higher percentage of sales of neurology products which generally carry higher margins than our other products.

Operating Costs

Total operating costs increased $11.5 million or 35% to $44.4 million for the three months ended March 31, 2013, from $32.9 million in the first quarter of 2012.The operating expense of Grass and Nicolet contributed to $10.1 million in operating costs. The newly enacted medical device tax in 2013 accounted for $1.3 million of the increase in operating costs.

Our marketing and selling expenses increased $5.6 million or 33% to $22.2 million in the first quarter of 2013, from $16.6 million in the first quarter of 2012. Marketing and selling expenses as a percent of total revenue decreased to 25.9% in the first quarter of 2013 from 28% in the first quarter of 2012. The marketing and selling expenses of Grass and Nicolet and were $5.4 million. The remaining increase in marketing and selling expenses was primarily related to payroll related costs associated with higher revenue.

Our research and development expenses increased $1.5 million or 22% to $8.2 million for the three months ended March 31, 2013 from $6.7 million for the three months ended March 31, 2012. Research and development expenses as a percent of total revenue decreased to 9.6% in the first quarter of 2013 from 11.4% in the first quarter of 2012. The research and development expenses of Grass and Nicolet were $1.9 million for the three months ended March 31, 2013, partially offset by lower employee compensation costs resulting from cost cutting activities initiated in 2012 in our other operations.

Our general and administrative expenses increased $4.5 million or 47% to $14 million for the three months ended March 31, 2013 from $9.5 million for the three months ended March 31, 2012. General and administrative expenses as a percent of revenue increased to 16.2% in the first quarter of 2013 from 16% in the first quarter of 2012. The general and administrative expense of Grass and Nicolet was $2.7 million. The newly enacted medical device tax in 2013 accounted for $1.3 million of the increase in general and administrative expenses.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(334,000) for the three months ended March 31, 2013, compared to $180,000 for the three months ended March 31, 2012. We reported $198,000 of foreign currency exchange losses in the first quarter of 2013 versus $261,000 of foreign exchange gains in the first quarter of 2012. Interest expense was $477,000 for the three months ended March 31, 2013 compared to $8,000 for the three months ended March 31, 2012 due primarily to borrowings to fund the Nicolet and Grass acquisitions.

Provision for Income Tax

We recorded a provision for income tax of $1.1 million and $319,000 for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was 23.9% and 52.5% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate for the three months ended March 31, 2013 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits of approximately $340,000 derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013. For the three months ended March 31, 2012, our effective rate differed from statutory tax rates primarily due to discrete items coupled with losses in some foreign jurisdictions for which we did not record a tax benefit.

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

As of March 31, 2013, we had cash and cash equivalents of $24.4 million, stockholders’ equity of $272.9 million, and working capital of $57.1 million, compared with cash and cash equivalents of $23.1 million, stockholders’ equity of $268.8 million, and working capital of $70.3 million as of December 31, 2012. The decrease in working capital resulted primarily from $18 million of short-term borrowings associated with the acquisition of Grass.

As of March 31, 2013, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $11.1 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

At March 31, 2013 we had a $60 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. The revolving credit facility was increased from $50 million to $60 million in January 2013 to fund the acquisition of Grass. The maximum amount of borrowing under the facility will revert to $50 million on June 30, 2013.

In February 2013, we acquired through an asset purchase for a cash price of $18.6 million the Grass Technology Product Group from Astro-Med Inc. We funded this acquisition with a combination of cash-on-hand and an $18.0 million borrowing under the Wells Fargo credit facility.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future. In addition to the Grass and Nicolet acquisitions, we acquired Embla in 2011 and Medix in 2010, and completed two acquisitions in 2009, four acquisitions in 2008, one in 2007, and three in 2006. We intend to continue to acquire additional technologies, products, or businesses and these acquisitions could be significant. These actions would likely affect our future capital requirements and the adequacy of our available funds. In order to finance future acquisitions, we may be required to raise additional funds through public or private financings, strategic relationships or other arrangements. Any equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and increase our cost of capital.

Cash provided by operations decreased by $7.1 million to ($935,000) for the three months ended March 31, 2013 compared to an increase of $6.1 million for the same period in 2012. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $8.9 million in the first quarter of 2013 period, compared to $4.9 million in the first quarter of 2012. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $9.8 million in the three months ended March 31, 2013 compared with a cash inflow of $1.3 million in the 2012 period. In particular, our cash flow from operations in the first three months of 2013 was negatively impacted by a $6.2 million decrease in accrued expenses and deferred revenue, a $3.3 million decrease in accounts payable and a $787,000 increase in accounts receivable partially offset by higher net income.

Cash used by investing activities was $20 million for the three months ended March 31, 2013, compared to cash used by investing activities of $1.2 million for the same period in 2012. We used $18.6 million to acquire businesses during the three months ended March 31, 2013 for which we had no comparable investing activity during the three months ended March 31, 2012. We used $687,000 and $1.2 million of cash to acquire property and equipment during the three months ended March 31, 2013 and 2012, respectively.

Cash provided by financing activities was $22.1 million in the three months ended March 31, 2013, compared to cash used in financing activities of $17,000 in the three months ended March 31, 2012. In February 2013 we borrowed $18 million of cash on our credit facility to partially fund the acquisition of Grass and had additional short-term borrowings of $4 million as of March 31, 2013. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $2.1 million and $130,000 in the three months ended March 31, 2013 and 2012, respectively.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The only material change to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012 has been the result of $22 million of debt incurred from borrowings against the revolving credit facility as of March 31, 2013.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2013. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of March 31, 2013.

When feasible, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2013, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2013. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2012 that has not been remediated. The material weakness relates to our controls over the implementation of a single-platform enterprise resource planning (“ERP”) application for our operations in North America exclusive of Nicolet. In particular, we did not perform adequate user acceptance testing prior to implementing this application to identify processes that were later discovered to not operate as designed. This resulted in an inadequate segregation of duties and inadequate controls over approval of certain journal entries based on the roles assigned to users of the ERP. In addition, given the system implementation issues, we were not able to timely prepare account analyses and reconciliations.

These factors prevented us from completing our financial close and preparation of financial statements on a timely basis, which, in turn, made us unable to file our financial statements by the due date required by the applicable rules and regulations established by the Securities and Exchange Commission.

Management’s Remediation Activities

To remediate the material weakness in our internal control over financial reporting described above, we are developing and implementing new control procedures regarding our ongoing implementation of the ERP application, including the following: (i) devoting additional resources to fixing processes associated with the financial close that were not operating as designed, (ii) revising user roles to provide adequate separation of duties, appropriate approval levels, and review of manual transaction details, and (iii) developing detailed reports to facilitate accurate account analyses and timely reconciliation of accounts. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the actions taken as described above under “Management’s Remediation Activities,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, even if determined effective and no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives to prevent or detect misstatements. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009, Medix in 2010, Embla in 2011, Nicolet in 2012, and Grass in 2013.

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

We used a significant portion of our existing cash resources, in addition to borrowing under our credit facility, to complete the recent acquisitions of the Nicolet business from CareFusion and Grass Technologies. This usage of cash will have an adverse impact on our liquidity, and will force us to place more reliance on cash flow from operations for our liquidity. If our cash flow from operations is not sufficient for our needs, our business could be adversely impacted.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Embla and Neometrics in New York; Nicolet in Wisconsin; Grass in Rhode Island; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

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

We did not file with the SEC a timely amended Current Report on Form 8-K with respect to our Nicolet acquisition and we did not file our Annual Report on Form 10-K for 2012 on a timely basis, which could adversely affect our ability to complete a registered offering of our securities

As a result of our acquisition of Nicolet in July 2012 we were required to file with the Securities and Exchange Commission an amended Current Report on Form 8-K containing certain audited financial statements of the acquired business. We did not complete the preparation and filing of the required financial statements until subsequent to the due date. As a result of this delay and our failure to file our Annual Report on Form 10-K for 2012 on a timely basis, we may be ineligible for a period of 12 months following the due date of this Annual Report on Form 10-K utilize a Registration Statement on Form S-3 to register securities. Were we to seek to issue securities in a public offering during this 12 month period it could be more costly and time consuming for us to do so as a result of the inability to use this abbreviated form of registration statement.

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

If we do not remediate a material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of December 31, 2012, identified a control deficiency related to our implementation of the ERP application mentioned above that we and our independent registered public accounting firm regard as a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. This material weakness is more fully described in Item 9A. Controls and Procedures - Management’s Report on Internal Control Over Financial Reporting. As further discussed in Item 9A, we are developing and implementing new control procedures regarding the roll out of the ERP outside of the U.S., and we are taking steps to remediate this material weakness as it relates to the implementation in the U.S. We will need to monitor and evaluate these procedures to ensure that they are operating effectively. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of this material weakness and of any other ineffective controls over our financial reporting could result in one or all of the following:

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

There are numerous steps required to implement these laws. Because of the unsettled nature of these reforms, we cannot predict what additional healthcare reforms will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business. There is also considerable uncertainty of the impact of these reforms on the medical device market as a whole. If we fail to react effectively to the implementation of health care reform, our business may be adversely affected.

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

ITEM 6.	Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or Exchange Act, except as may be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: May 21, 2013	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2013	By:	/s/ Jonathan Kennedy
Jonathan Kennedy Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or Exchange Act, except as may be expressly set forth by specific reference in such filings.