Form 10-Q
period 2013-06-30
NATUS MEDICAL INC
filed 2013-08-08
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 2, 2013 was 30,745,831.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,910	$23,057
Accounts receivable, net of allowance for doubtful accounts of $3,346 in 2013 and $2,617 in 2012	87,557	89,960
Inventories	38,906	40,756
Prepaid expenses and other current assets	5,975	6,379
Deferred income tax	8,631	8,719

Total current assets	169,979	168,871
Property and equipment, net	25,842	26,512
Intangible assets	103,180	96,594
Goodwill	97,364	92,048
Other assets	8,445	7,828

Total assets	$404,810	$391,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,811	$32,537
Short-term borrowings	—	11,300
Current portion of long-term debt	10,182	8,526
Accrued liabilities	24,007	32,938
Deferred revenue	11,951	13,305

Total current liabilities	71,951	98,606
Long-term liabilities:
Long-term debt, net of current portion	40,381	13,034
Other liabilities	3,779	3,038
Deferred income tax	9,341	8,423

Total liabilities	125,452	123,101

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 30,751,056 in 2013 and 30,106,933 in 2012	281,867	275,395
Retained earnings	19,101	11,638
Accumulated other comprehensive loss	(21,610)	(18,281)

Total stockholders’ equity	279,358	268,752

Total liabilities and stockholders’ equity	$404,810	$391,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$82,250	$61,032	$168,084	$120,440
Cost of revenue	33,859	26,695	70,460	52,781

Gross profit	48,391	34,337	97,624	67,659

Operating expenses:
Marketing and selling	21,848	16,245	43,969	32,888
Research and development	8,626	6,585	16,801	13,331
General and administrative	11,759	10,890	25,837	20,395

Total operating expenses	42,233	33,720	86,607	66,614

Income from operations	6,158	617	11,017	1,045
Other income (expense), net	(523)	297	(856)	477

Income before provision for income tax	5,635	914	10,161	1,522
Provision for income tax expense	1,615	590	2,699	909

Net income	$4,020	$324	$7,462	$613

Foreign currency translation adjustment	(998)	(2,371)	(3,329)	(1,960)

Comprehensive income (loss)	$3,022	$(2,047)	$4,133	$(1,347)

Earnings per share:
Basic	$0.14	$0.01	$0.25	$0.02

Diluted	$0.13	$0.01	$0.24	$0.02

Weighted average shares used in the calculation of earnings per share:
Basic	29,666	28,921	29,685	28,888

Diluted	30,468	29,697	30,470	29,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$7,462	$613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,313	5,864
Provision for losses on accounts receivable	232	346
Warranty reserve	771	411
Loss on disposal of property and equipment	26	11
Share-based compensation	3,179	2,536
Excess tax (benefit) expense on the exercise of stock options	(403)	612
Changes in operating assets and liabilities:
Accounts receivable	4,574	(3,891)
Inventories	(448)	6,638
Prepaid expenses and other assets	(112)	96
Accounts payable	(6,473)	(484)
Deferred income tax	(984)	(443)
Accrued liabilities and deferred revenue	(9,463)	1,773

Net cash provided by operating activities	4,674	14,082

Investing activities:
Acquisition of businesses, net of cash acquired	(18,600)	(57,931)
Purchases of property and equipment	(1,514)	(2,297)
Purchase of intangible assets	(768)	—

Net cash used in investing activities	(20,882)	(60,228)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	3,847	770
Excess tax benefit (expense) on the exercise of stock options	403	(612)
Proceeds from short-term borrowings	—	6,000
Proceeds from long-term borrowings	55,300	25,000
Payments on borrowings	(37,586)	(93)

Net cash provided by financing activities	21,964	31,065

Exchange rate changes effect on cash and cash equivalents	97	(778)

Net increase (decrease) in cash and cash equivalents	5,853	(15,859)
Cash and cash equivalents, beginning of period	23,057	32,816

Cash and cash equivalents, end of period	$28,910	$16,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$946	$21

Cash paid for income taxes	$7,527	$2,865

Non-cash investing activities:
Property and equipment included in accounts payable	$268	$415

Inventory transferred to property and equipment	$719	$1,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 – Basis of Presentation

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

Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This topic requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component and the line items of net income to which significant amounts are reclassified. This topic is for annual and interim periods beginning after December 15, 2012. The update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2 – Business Combinations

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a cash consideration of $18.6 million. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. A total of $624,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The Company has accounted for the acquisition as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Grass are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Grass’s results of operations are included in the consolidated financial statements since February 2, 2013, the date of the acquisition.

Valuing certain components of the acquisition, primarily accounts receivable required us to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. As of June 30, 3013, there have been no adjustments to the preliminary purchase price.

Approximately $5.2 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed and represent primarily the expected synergies of combining the operations of the Company and the Grass business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Grass’s revenue of $3.7 million and $5.9 million and income from operations of $687,000 and $1.0 million are included in our condensed consolidated statements of income and comprehensive income for the period from April 1, 2013 to June 30, 2013 and February 2, 2013 (acquisition date) to June 30, 2013, respectively.

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

We acquired all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain for $55.5 million. A total of $3.3 million of direct costs associated with the acquisition were expensed as incurred and reported as a component of general and administrative expenses.

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

During the six months ending June 30, 2013, we recorded adjustments to the preliminary purchase price allocation for deferred taxes that resulted in a net increase to goodwill of $256,000.

Pro forma financial information

The following unaudited pro forma information combining results of operations of the Company for the six months ended June 30, 2013 and 2012 are presented as if the acquisitions of Grass and Nicolet had occurred on January 1, 2012:

Unaudited Pro forma Financial Information

(in thousands)

	Six Months Ended June 30,
	2013	2012
Revenue	$169,089	$179,238
Income from operations	$12,464	$2,484

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

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2013 through June 30, 2013, Grass’s statement of operations for the period from January 1, 2013 to February 1, 2013 was combined with our consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2013.

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2012 through June 30, 2012, Grass’s statement of operations and Nicolet’s consolidated statement of revenue and direct expenses for the six months ended June 30, 2012 were combined with our consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2012.

The unaudited pro forma consolidated results for the six month period ended June 30, 2013 reflect the historical information of Natus and Grass, adjusted for the following pre-tax amounts:

•	Additional amortization expense of $59,300 related to the fair value of identifiable intangible assets acquired;

•	Decrease of depreciation expense of $14,800 related to the fair value adjustment to property and equipment acquired;

•

Decrease in general and administrative expense of $624,000 related to the direct acquisition costs that were recorded in the unaudited pro forma financial information in the six months ended June 30, 2012.

The unaudited pro forma consolidated results for the six month period ended June 30, 2012 reflect the historical information of Natus, Grass and Nicolet, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense of approximately $423,000;

•	Additional amortization expense related to Grass of $356,000 and Nicolet of $565,000 related to the fair value of identifiable intangible assets acquired;

•	Decrease of Grass’s depreciation expense of approximately $89,000 and Nicolet’s depreciation expense of approximately $782,000 related to the fair value adjustment to property and equipment acquired;

•	Increase in general and administrative expense relating to Grass’s direct acquisition costs of approximately $533,000 and Nicolet’s direct acquisition costs of $3.3 million;

•	Increase in cost of goods sold relating to Nicolet’s fair value inventory adjustments of $571,000.

3 – Basic and Diluted Earnings Per Common Share

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

For the three and six months ended June 30, 2013, common stock equivalents of 801,327 and 785,431 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,583,695 and 1,552,230 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

For the three and six months ended June 30, 2012, common stock equivalents of 776,433 and 721,978 shares, respectively were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,797,145 and 2,047,286 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

4 – Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials and subassemblies	$19,206	$21,373
Work in process	3,214	3,085
Finished goods	20,907	19,795

Total inventories	43,327	44,253

Less: Non-current inventories	(4,421)	(3,497)

Inventories, current	$38,906	$40,756

At June 30, 2013 and December 31, 2012, the Company has classified $4.4 million and $3.5 million of inventories, respectively, as non-current. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$66,380	—	$(23,066)	$43,314	$63,880	—	$(20,901)	$42,979
Customer related	32,148	—	(8,885)	23,263	26,948	—	(7,563)	19,385
Internally developed software	10,558	—	(4,554)	6,004	9,790	—	(4,045)	5,745
Patents	2,812	—	(1,986)	826	2,812	—	(1,925)	887
Backlog	724	—	(724)	—	724	—	(724)	—

Definite-lived intangible assets	112,622		(39,215)	73,407	104,154		(35,158)	68,996
Intangible assets with indefinite lives:
Tradenames	33,770	(1,560)	—	32,210	30,778	(1,560)	—	29,218

Total Intangibles before translation	146,392	(1,560)	(39,215)	105,617	134,932	(1,560)	(35,158)	98,214
Translation	(2,854)	—	417	(2,437)	(1,864)	—	244	(1,620)

Total intangibles assets	$143,538	$(1,560)	$(38,798)	$103,180	$133,068	$(1,560)	$(34,914)	$96,594

Definite-lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer related intangibles, 7 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $9.6 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Technology	$1,096	$670	$2,165	$1,541
Customer Related	678	393	1,322	896
Internally developed software	244	580	509	1,201
Patents	30	40	61	101

Total amortization	$2,048	$1,683	$4,057	$3,739

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2013	$4,061
2014	7,849
2015	7,508
2016	6,674
2017	6,291
2018	6,120
Thereafter	34,904

Total expected amortization expense	$73,407

6 – Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Gross Balance, December 31, 2012	$112,048
Accumulated impairment losses	(20,000)

Balance net of impairment losses, December 31, 2012	92,048
Goodwill as a result of acquisitions	5,668
Foreign currency translation	(352)

Balance, June 30, 2013	$97,364

7 – Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$4,286	$4,371
Buildings	11,009	11,422
Leasehold improvements	3,661	3,450
Office furniture and equipment	12,053	11,601
Computer software and hardware	11,106	10,114
Demonstration and loaned equipment	11,203	11,505

	53,318	52,463
Accumulated depreciation and amortization	(27,476)	(25,951)

Total	$25,842	$26,512

Depreciation and amortization expense of property and equipment was approximately $1.2 and $2.3 million for the three and six months ended June 30, 2013, respectively, and was approximately $1.3 and $2.2 million for the three and six months ended June 30, 2012, respectively.

8 – Reserve for Product Warranties

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$2,643	$2,275	$2,260	$2,157
Acquisition warranty assumed	—	—	191	—
Warranty accrued for the period	115	195	771	411
Repairs for the period	(688)	(245)	(1,152)	(343)

Balance, end of period	$2,070	$2,225	$2,070	$2,225

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

9 – Share-Based Compensation

At June 30, 2013, we have two active plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2013 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$37	$62	$96	$112
Marketing and sales	202	275	472	527
Research and development	124	108	241	213
General and administrative	1,456	933	2,370	1,684

Total	$1,819	$1,378	$3,179	$2,536

As of June 30, 2013, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $16.5 million, which is expected to be recognized over a weighted average period of 3.1 years.

Stock Options

Activity in our stock options during the six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,882,239	$11.71
Granted	615,620	$14.10
Exercised	(419,285)	$7.87
Cancelled	(419,305)	$16.02

Outstanding, end of period	3,659,269	$12.06	4.0	$9,811

Exercisable, end of period	2,383,650	$11.38	2.0	$8,445

Vested and expected to vest, end of period	3,455,975	$11.99	3.75	$9,608

The intrinsic value of options exercised during the six months ended June 30, 2013 was $2.4 million.

Restricted Stock Awards

Activity in our restricted stock awards (“RSAs”) during the six months ended June 30, 2013 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	690,890	$13.04
Granted	305,780	$14.08
Vested	(77,250)	$12.54
Forfeited	(122,970)	$12.83

Unvested, end of period	796,450	$13.52	$10,253

We award restricted stock awards to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At June 30, 2013 the fair market value of outstanding RSAs was $10.9 million and the weighted average remaining recognition period of unvested RSAs was 2.7 years. At December 31, 2012 the fair market value of outstanding RSAs was $7.7 million and the weighted average remaining recognition period was 2.6 years. The intrinsic value of RSAs equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units (“RSUs”) during the six months ended June 30, 2013 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	50,050
Awarded	30,890
Released	(475)
Forfeited	—

Outstanding, end of period	80,465	1.71	$1,098

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At June 30, 2013 the aggregate intrinsic value of outstanding RSUs was $1.1 million and the weighted average remaining recognition period for unvested RSUs was 2.9 years. At December 31, 2012 the aggregate intrinsic value of outstanding RSUs was $559,000 and the weighted average remaining recognition period for unvested RSUs was 2.8 years.

10 – Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income	$34	$4	$65	$9
Interest expense	(469)	(8)	(946)	(16)
Foreign currency exchange gain (loss)	147	96	(50)	356
Other	(235)	205	75	128

Total other income (expense), net	$(523)	$297	$(856)	$477

11 – Income Taxes

Provision for Income Tax Expense

We recorded provisions for income tax of $1.6 and $2.7 million for the three and six months ended June 30, 2013, respectively. Our effective tax rate was 28.9% and 26.7% for the three and six months ended June 30, 2013, respectively.

We recorded provisions for income tax of $590,000 and $909,000 for the three and six months ended June 30, 2012, respectively. Our effective tax rate was 64.6% and 59.7% for the three and six months ended June 30, 2012, respectively.

Our effective tax rate for the six months ended June 30, 2013 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits related to the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013 and domestic manufacturer deduction. The federal research and development credit and domestic manufacturer deduction benefited the effective tax rate for the six month period ended June 30, 2013 by approximately 4%.

Our effective tax rate for the six months ended June 30, 2012 differed from statutory tax rates primarily due to losses in one foreign jurisdiction for which we did not record a tax benefit.

There was an insignificant increase of unrecognized tax benefits for the six months ended June 30, 2013. Within the next twelve months it is possible our uncertain tax benefit may change within a range of approximately zero to $600,000. This change may impact the future effective tax rate and is a result of a lapse of statute of limitations, provided that no taxing authority conducts an examination.

Our tax returns remain open to examination as follows: U.S. Federal, 2009 through 2012, U.S. States 2008 through 2012 and significant foreign jurisdictions, 2009 through 2012.

12 – Restructuring Reserves

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

In January 2013, we adopted reorganization plans that are designed to continue to improve efficiencies in our operating units in Europe and Medix. These plans were further expanded during the second quarter of 2013 to include North America.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for these plans for the six months ended June 30, 2013 is as follows (in thousands):

	2011 Plans	July 2012 Plan	2013 Plans	Totals
Balances at December 31, 2012	$83	$2,662	$—	$2,745
Expensed	4	211	1,208	1,423
Cash payments	(71)	(1,272)	(615)	(1,958)
Accrual reversal	(16)	(1,325)	—	(1,341)

Balances at June 30, 2013	$—	$276	$593	$869

13 – Debt and Credit Arrangements

At June 30, 2013 the Company had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of June 30, 2013. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

During the first quarter 2013 we borrowed $22 million under the credit facility principally to fund the Grass acquisition and to provide for other working capital needs. We had no additional borrowings in the second quarter.

The credit facility was increased to $75 million in June 2013 and the term was extended to five years. As part of the amended credit facility in June 2013, we converted $31.2 million of short-term revolving debt to a term loan, increasing the term loan from $18.8 million as of March 31, 2013 to $50 million as of June 30, 2013.

Long-term debt is comprised of the following (2013 and 2012 columns in thousands):

	June 30, 2013	December 31, 2012
Term loan $50 million, interest at LIBOR plus 1.75%, due September 30, 2018 with term loan principle repayable in quarterly installments of $2.5 million	$49,966	$20,834
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on company owned land and building	597	726

Total	50,563	21,560
Less current portion of long-term debt	(10,182)	(8,526)

Total long-term debt	$40,381	$13,034

Maturities of long-term debt as of June 30, 2013 are as follows (in thousands):

Six months ended December 31, 2013	$5,091
2014	10,501
2015	10,000
2016	10,000
2017	10,000
2018	4,971

Total	$50,563

At June 30, 2013 and December 31, 2012, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

14 – Segment, Customer and Geographic Information

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

Revenue and long-lived asset information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Revenue:
United States	$47,935	$34,145	$96,245	$64,484
Foreign countries	34,315	26,887	71,839	55,956

Totals	$82,250	$61,032	$168,084	$120,440

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue by End Market:
Neurology Products
Devices and Systems	$31,146	$20,230	$65,906	$39,997
Supplies	15,234	9,109	30,680	16,730
Services	6,398	851	11,951	1,861

Total Neurology Revenue	52,778	30,190	108,537	58,588

Newborn Care Products
Devices and Systems	15,911	18,528	33,105	37,983
Supplies	11,670	11,235	23,138	21,886
Services	1,891	1,079	3,304	1,983

Total Newborn Care Revenue	29,472	30,842	59,547	61,852

Total Revenue	$82,250	$61,032	$168,084	$120,440

	June 30, 2013	December 31, 2012
Long-lived assets:
United States	$10,510	$9,813
Foreign countries	15,332	16,699

Totals	$25,842	$26,512

Long-lived assets consist principally of property and equipment, net of accumulated depreciation and amortization. During the three and six months ended June 30, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue.

15 – Fair Value Measurements

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

Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of	Fair Value Measurements as of 6/30/13 Using Fair Value Hierarchy
	6/30/13	Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

	Fair Value as of	Fair Value Measurements as of 12/31/12 Using Fair Value Hierarchy
	12/31/12	Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

The carrying amount of the Company’s long term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in the first six months of 2013 and 2012.

16 – Immaterial Corrections to Prior Period Financial Statements

Certain amounts previously reported in the condensed consolidated statements of operations and comprehensive income (loss) and condensed statements of cash flows for the three and six month periods ended June 30, 2012 have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The errors were related primarily to purchase accounting adjustments. In addition, certain other errors related to the liability associated with product trade-ins, currency loss on translation of foreign debt, amortization of intangible assets, the tax benefit associated with the release of accruals for uncertain tax positions were identified and corrected. The errors are not material individually or in the aggregate.

A summary of the effects of the correction of these errors on our condensed consolidated financial statements for the three and six month periods ended June 30, 2012 are presented in the table below (in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Condensed Consolidated Statements of Operations and Comprehensive Income
Revenue	$61,013	$61,032	$120,522	$120,440
Cost of revenue	26,771	26,695	52,812	52,781
Gross profit	34,242	34,337	67,710	67,659
Income from operations	805	617	966	1,045
Income before provision for income tax	1,090	914	1,420	1,522
Net income	445	324	803	613
Basic earnings per share	$0.02	$0.01	$0.03	$0.02
Condensed Consolidated Statements of Cash Flows
Net income			$803	$613
Depreciation and amortization			6,050	5,864
Change in operating assets and liabilities
Inventories			6,615	6,638
Deferred income tax			(1,098)	(443)
Accrued liabilities and deferred revenue			2,054	1,773
Net cash provided by operating activities			14,061	14,082
Exchange rate changes effect on cash and cash equivalents			(757)	(778)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Registered Trademarks and Tradenames

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX® Aura®, Balance Manager®, Balance Master®, Balance Shape®, Biliband®, Bio-logic®, Bo-JECT®, Brain Atlas®, Ceegraph®, CHAMP®, Clarity System®, Cochlea Scan®, Cool Cap®, CoolCare®, Comet®, Dantec®, Ear Couplers®, Ear Muffin®, EC2®, Echo Screen®, Embla US®, Embletta®, Enterprise®, EquiTest®, Fass®, Fischer-Zoth®, Flexicoupler®,Grass®,Grass Technologies®, Gumdrop®, Halo Ear Muffin®, Hawaii Medical®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medelec®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neurocom®, Neuromax®,Neurotrac®, NeuroWorks®, Nicolet®, NicoletElite®, Oxydome®, Panorama®, Pocket®, Polyview®, REMbrandt®, REMlogic®, Sandm an®, Scout®, Sleeprite®, Sleepscan®, Sleeptrek®, Smart Scale®, Sonamed®, Sonara®, Sonara TEK®, Stellate Notta®, STETHODOP®, SZAC®, TECA®, Tootsweet®, Traveler®, Treetip®,Twin®, VAC PAC®, VERSALAB®, Warmette®, Xact Trace®, Xltek® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, Medix MediLED™, MiniMuffs™, NatalCare™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2012 of Natus Medical Incorporated. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, our Annual Report filed on Form 10K for the year ended December 31, 2012 and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2013 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2013;

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 14 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Devices and Systems	57%	64%	59%	65%
Supplies	33%	33%	32%	32%
Services	10%	3%	9%	3%

Total	100%	100%	100%	100%

During the three and six months ended June 30, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue.

2013 Second Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $21.2 million in the second quarter ended June 30, 2013 to $82.2 million compared to $61.0 million in the second quarter of the previous year. Grass contributed to $3.7 million of revenue and Nicolet contributed to $21.2 million of revenue in the second quarter of 2013. We experienced revenue increases across business units in Canada and declines across other business units in Europe, South America and the United States.

Net income was $4 million or $0.13 per diluted share in the three months ended June 30, 2013, compared with net income of $324,000 or $0.01 per diluted share in the same period in 2012. An increase from 56.3% to 58.8% in gross profit percentage for the second quarter of 2013 compared to same period in 2012 resulted primarily from improved margins associated with more favorable product mix.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the six months ended June 30, 2013.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue	41.2	43.7	41.9	43.8

Gross profit	58.8	56.3	58.1	56.2

Operating expenses:
Marketing and selling	26.5	26.6	26.2	27.3
Research and development	10.5	10.8	10.0	11.1
General and administrative	14.3	17.9	15.4	16.9

Total operating expenses	51.3	55.3	51.6	55.3
Income from operations	7.5	1.0	6.5	0.9
Other income (expense), net	(0.6)	0.5	(0.5)	0.4

Income before provision for income tax	6.9	1.5	6.0	1.3

Provision for income tax	2.0	1.0	1.6	0.8

Net income	4.9%	0.5%	4.4%	0.5%

As the operations of Grass and Nicolet have been reflected in our consolidated results since their acquisition dates of February 2013 and July 2012, where significant, we have noted the impact of these acquisitions on our results of operations for the three and six months ended June 30, 2013, as compared to the same periods in 2012.

The following discussion reflects the effects of the corrections disclosed in Note 16 to the condensed consolidated financial statements.

Three Months Ended June 30, 2013 and 2012

Revenues

Our consolidated revenue increased by $21.2 million or 35% to $82.2 million for the three months ended June 30, 2013, compared to $61.0 million in the comparable 2012 period. The increase was attributable to our recent acquisitions. Grass, acquired in February 2013 contributed $3.7 million of revenue in the second quarter of 2013. Nicolet, acquired in July 2012 contributed $21.2 million of revenue in the second quarter of 2013. Revenue from our products other than Grass and Nicolet decreased by $3.7 million in 2013, compared to 2012, due in large part to our emphasizing the sale of the newly acquired products that serve the same markets as certain legacy products.

Revenue from our neurology products increased $22.6 million or 75% to $52.8 million in the second quarter of 2013, compared to $30.2 million in the same period in 2012. Revenue from our neurology products, other than Grass and Nicolet products, decreased by $2.3 million for the three months ended June 30, 2013 compared to 2012. This decline was attributable to weak economic conditions in Europe coupled with a decline in domestic hospital capital spending and our emphasizing the sales of our newly acquired neurology products. Revenue from our newborn care products decreased by $1.3 million, or 4% to $29.5 million in the second quarter of 2013 compared to $30.8 million in the same period in 2012. This decline was primarily attributed to lower sales of newborn care devices and systems partially offset by an increase in newborn care supplies and services.

Revenue from neurology devices and systems was $31.1 million for the three months ended June 30, 2013, representing an increase of 54% or $10.9 million, from $20.2 million reported in the second quarter of 2012. Grass and Nicolet contributed to $12.9 million of the increase in neurology devices and systems while revenue from our neurology products other than Grass and Nicolet decreased by $2 million in the second quarter of 2013 compared to the second quarter of 2012, primarily attributable to a decrease in EMG revenue. Revenue from newborn care and other devices and systems was $15.9 million for the three months ended June 30, 2013, representing a decrease of 14% or $2.6 million, from $18.5 million reported in the second quarter of 2012. This decline in newborn care devices and systems revenue was due to lower sales of diagnostic hearing, CFM and balance monitoring products.

Revenue from devices and systems was 57% of consolidated revenue in the second quarter of 2013 compared to 63% of consolidated revenue in the second quarter of 2012.

Revenue from neurology supplies was $15.2 million for the three months ended June 30, 2013 representing an increase of 67% or $6.1 million, from $9.1 million reported in the second quarter of 2012. Grass and Nicolet contributed to $8.9 million of neurology supplies. Neurology supplies revenue other than Grass and Nicolet, decreased by $2.8 million in the second quarter of 2013 compared to the second quarter of 2012. This decline was primarily attributable to a decrease in Embla sleep supplies. Revenue from newborn care supplies was $11.7 million for the three months ended June 30, 2013, representing an increase of 4% or $500,000 from $11.2 million reported in the second quarter of 2012. This increase was comprised primarily of an increase in newborn care supplies partially offset by a decrease in hearing supplies.

Revenue from supplies was 33% of consolidated revenue in both the second quarter of 2013 and 2012, respectively.

Revenue from neurology services was $6.4 million for the three months ended June 30, 2013 representing an increase of 653% or $5.6 million, from $851,000 reported in the second quarter of 2012. Grass and Nicolet contributed to $3.1 million of the increase in neurology services. Neurology services revenue other than Grass and Nicolet increased by $2.5 million in the second quarter of 2013 compared to the second quarter of 2012. This increase was primarily attributable to Xltek service revenue. Revenue from newborn care services was $1.9 million for the three months ended June 30, 2013, representing an increase of 73% or $800,000 from $1.1 million reported in the second quarter of 2012. This increase was comprised primarily of hearing, newborn care and balance service revenue.

Revenue from services was 10% of consolidated revenue in the second quarter of 2013 compared to 3% of consolidated revenue in the second quarter of 2012.

No single customer accounted for more than 10% of our revenue in either the second quarter of 2013 or 2012. Revenue from domestic sales increased 40% to $47.9 million for the three months ended June 30, 2013 from $34.1 million in the second quarter of 2012. Revenue from international sales increased 28% to $34.3 million for the three months ended June 30, 2013 compared to $26.9 million in the second quarter of 2012. Revenue from domestic sales was 58% of total revenue for the three months ended June 30, 2013 compared to 56% of total revenue in the second quarter of 2012, and revenue from international sales was 42% of total revenue in the second quarter of 2013 compared to 44% of total revenue in the second quarter of 2012.

Cost of Revenue and Gross Profit

Our cost of revenue increased $7.2 million or 27% to $33.9 million for the three months ended June 30, 2013 from $26.7 million in the second quarter of 2012. Grass and Nicolet contributed $9.7 million to our cost of revenue coupled with cost of revenue declines across North America. Gross profit increased $14.1 million, or 41%, to $48.4 million in the second quarter of 2013 from $34.3 million in the second quarter of 2012 as a result of our improved margins associated with product mix. Gross profit as a percentage of revenue was 58.8% for the three months ended June 30, 2013 and 56.3% for the three months ending June 30, 2012. The increase in gross profit as a percentage of revenue was as the result of a higher percentage of sales of neurology products which generally carry higher margins than our other products.

Operating Costs

Total operating costs increased $8.5 million or 25% to $42.2 million for the three months ended June 30, 2013, from $33.7 million in the second quarter of 2012.The operating costs of Grass and Nicolet contributed to $8.5 million in operating costs.

Our marketing and selling expenses increased $5.6 million or 34% to $21.8 million in the second quarter of 2013, from $16.2 million in the second quarter of 2012. Marketing and selling expenses as a percent of total revenue was 26.6% in both the second quarter of 2013 and 2012. The marketing and selling expenses of Grass and Nicolet and were $5.6 million comprising the entire increase in marketing and selling expenses

Our research and development expenses increased $2 million or 31% to $8.6 million for the three months ended June 30, 2013 from $6.6 million for the three months ended June 30, 2012. Research and development expenses as a percent of total revenue decreased to 10.5% in the second quarter of 2013 from 10.8% in the second quarter of 2012. The research and development expenses of Grass and Nicolet were $2.3 million for the three months ended June 30, 2013, partially offset by lower employee compensation costs resulting from restructuring activities initiated in 2012.

Our general and administrative expenses increased $900,000 or 8% to $11.8 million for the three months ended June 30, 2013 from $10.9 million for the three months ended June 30, 2012. General and administrative expenses as a percent of revenue decreased to 14.3% in the second quarter of 2013 from 17.8% in the second quarter of 2012. The general and administrative expense of Grass and Nicolet were $623,000. The newly enacted medical device tax in 2013 accounted for $1.2 million of general and administrative expenses for the three months ended June 30, 2013 offset by lower direct costs related to acquisitions.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(523,000) for the three months ended June 30, 2013, compared to $297,000 for the three months ended June 30, 2012. We reported $147,000 of foreign currency exchange gains in the second quarter of 2013 versus $96,000 of foreign exchange gains in the second quarter of 2012. Interest expense was $469,000 for the three months ended June 30, 2013 compared to $8,000 for the three months ended June 30, 2012 due primarily to additional borrowings to fund the Nicolet and Grass acquisitions.

Provision for Income Tax

We recorded a provision for income tax of $1.6 million and $590,000 for the three months ended June 30, 2013 and 2012, respectively. The increase in tax expense for the three months ended June 30, 2013 compared to the same period of 2012 is primarily attributable to the increase in income before provision for income taxes. Our effective tax rate was 28.7% and 64.6% for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013, our effective rate differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates. For the three months ended June 30, 2012, our effective rate differed from statutory tax rates primarily due to discrete items coupled with losses in some foreign jurisdictions for which we did not record a tax benefit.

Six Months Ended June 30, 2013 and 2012

Revenues

Our consolidated revenue increased by $47.7 million or 40% to $168.1 million for the six months ended June 30, 2013, compared to $120.4 million in the comparable 2012 period. The increase was attributable to our recent acquisitions. Grass, acquired in February 2013 contributed $5.9 million of revenue in the six month period of 2013. Nicolet, acquired in July 2012 contributed $46.2 million of revenue in the six month period of 2013. Revenue from our products other than Grass and Nicolet, decreased by $4.4 million in 2013 compared to 2012. This decline was attributable to weak economic conditions in Europe coupled with a decline in domestic hospital capital spending and our emphasizing the sales of our newly acquired neurology products.

Revenue from our neurology products increased $49.9 million or 85% to $108.5 million in the six month period of 2013, compared to $58.6 million in the same period in 2012. Revenue from our neurology products, other than Grass and Nicolet products, decreased by $2.2 million for the six months ended June 30, 2013 compared to 2012. This decline was attributable to weak economic conditions in Europe and to our emphasizing the sales of our newly acquired neurology products. Revenue from our newborn care products decreased by $2.4 million, or 4% to $59.5 million in the six month period of 2013 compared to $61.9 million in the same period in 2012. This decline was primarily attributed to lower sales of newborn care devices and systems partially offset by an increase in newborn care supplies and services.

Revenue from neurology devices and systems was $65.9 million for the six months ended June 30, 2013, representing an increase of 65% or $25.9 million, from $40 million reported in the six month period of 2012. Grass and Nicolet contributed to $27.6 million of the increase in neurology devices and systems while revenue from our neurology products other than Grass and Nicolet decreased by $1.7 million in the six month period of 2013 compared to the six month period of 2012, primarily attributable to a decrease in EMG systems revenue. Revenue from newborn care and other devices and systems was $33.1 million for the six months ended June 30, 2013, representing a decrease of 13% or $4.9 million, from $38 million reported in the six month period of 2012. This decline in newborn care devices and systems revenue was due to lower sales of newborn incubators, CFM and diagnostic hearing revenue.

Revenue from devices and systems was 59% of consolidated revenue in the six month period of 2013 compared to 65% of consolidated revenue in the six month period of 2012.

Revenue from neurology supplies was $30.7 million for the six months ended June 30, 2013 representing an increase of 84% or $14 million, from $16.7 million reported in the six month period of 2012. Grass and Nicolet contributed to $17.8 million of neurology supplies revenue. Neurology supplies revenue other than Grass and Nicolet, decreased by $3.8 million in the six month period of 2013 compared to the six month period of 2012. This decline was primarily attributable to a decrease in sleep supplies. Revenue from newborn care supplies was $23.1 million for the six months ended June 30, 2013, representing an increase of 5% or $1.2 million from $21.9 million reported in the six month period of 2012. This increase was comprised primarily of newborn care supplies.

Revenue from supplies was 32% of consolidated revenue in both six month periods of 2013 and 2012, respectively.

Revenue from neurology services was $12 million for the six months ended June 30, 2013 representing an increase of 531% or $10.1 million, from $1.9 million reported in the six month period of 2012. Grass and Nicolet contributed to $6.3 million of the increase in neurology services. Neurology services revenue other than Grass and Nicolet, increased by $3.8 million in the six month period of 2013 compared to the six month period of 2012. This increase was primarily attributable to an increase in Xltek neurology and Embla sleep services. Revenue from newborn care services was $3.3 million for the six months ended June 30, 2013, representing an increase of 65% or $1.3 million from $2 million reported in the six month period of 2012. This increase was primarily attributable to an increase in hearing and balance service revenue.

Revenue from services was 9% of consolidated revenue in the six month period compared to 3% of consolidated revenue in the six month period of 2012.

No single customer accounted for more than 10% of our revenue in either the six month period of 2013 or 2012. Revenue from domestic sales increased 49% to $96.2 million for the six months ended June 30, 2013 from $64.5 million in the six month period of 2012. Revenue from international sales increased 28% to $71.8 million for the six months ended June 30, 2013 compared to $56 million in the six month period of 2012. Revenue from domestic sales was 57% of total revenue for the six months ended June 30, 2013 compared to 54% of consolidated revenue in the six month period of 2012, and revenue from international sales was 43% of total revenue in the six month period of 2013 compared to 46% of consolidated revenue in the six month period of 2012.

Cost of Revenue and Gross Profit

Our cost of revenue increased $17.7 million or 34% to $70.5 million for the six months ended June 30, 2013 from $52.8 million in the six month period of 2012. Grass and Nicolet contributed $20.8 million to our cost of revenue offset by declines in cost of revenue declines across North America. Gross profit increased $30 million, or 44%, to $97.6 million in the six month period of 2013 from $67.7 million in the six month period of 2012 as a result of our increased sales. Gross profit as a percentage of revenue was 58.1% for the six months ended June 30, 2013 and 56.2% for the six months ending June 30, 2012 as a result of product mix, primarily as a result of a higher percentage of sales of neurology products which generally carry higher margins than our other products.

Operating Costs

Total operating costs increased $20 million or 30% to $86.6 million for the six months ended June 30, 2013, from $66.6 million in the six month period of 2012.The operating expense of Grass and Nicolet contributed to $18.6 million in operating costs. The newly enacted medical device tax in 2013 accounted for $2.5 million of the increase in operating costs partially offset by lower severance and acquisition related direct costs.

Our marketing and selling expenses increased $11.1 million or 34% to $44 million in the six month period of 2013, from $32.9 million in the six month period of 2012. Marketing and selling expenses as a percent of total revenue decreased to 26.2% in the first six months of 2013 from 27.3% in the first six months of 2012. The marketing and selling expenses of Grass and Nicolet and was $11 million and accounted for the entire increase in marketing and selling expenses.

Our research and development expenses increased $3.5 million or 26% to $16.8 million for the six months ended June 30, 2013 from $13.3 million for the six months ended June 30, 2012. Research and development expenses as a percent of total revenue decreased to 10% in the six month period of 2013 from 11.1% in the in the six month period of 2012. The research and development expenses of Grass and Nicolet were $4.2 million for the six months ended June 30, 2013, partially offset by lower employee compensation costs resulting from cost cutting activities initiated in 2012 in our other operations.

Our general and administrative expenses increased $5.4 million or 26% to $25.8 million for the six months ended June 30, 2013 from $20.4 million for the six months ended June 30, 2012. General and administrative expenses as a percent of revenue decreased to 15.4% in the six month period of 2013 from 16.9% in the six month period of 2012. The general and administrative expense of Grass and Nicolet was $3.3 million. The newly enacted medical device tax in 2013 accounted for $2.5 million of the increase in general and administrative expenses.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(856,000) for the six months ended June 30, 2013, compared to $477,000 for the six months ended June 30, 2012. We reported $50,000 of foreign currency exchange losses in the six month period of 2013 versus $356,000 of foreign exchange gains in the six month period of 2012. Interest expense was $946,000 for the six months ended June 30, 2013 compared to $16,000 for the six months ended June 30, 2012 due primarily to borrowings to fund the Nicolet and Grass acquisitions.

Provision for Income Tax

We recorded a provision for income tax of $2.7 million and $909,000 for the six months ended June 30, 2013 and 2012, respectively. The increase in tax expense for the six months ended June 30, 2013 compared to the six month period of 2012 is primarily attributable to the increase in income before provision for income taxes. Our effective tax rate was 26.6% and 59.7% for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 our effective rate differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits of approximately $340,000 derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013. For the six months ended June 30, 2012, our effective rate differed from statutory tax rates primarily due to discrete items coupled with losses in some foreign jurisdictions for which we did not record a tax benefit.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $28.9 million and working capital of $98 million, compared with cash and cash equivalents of $23.1 million and working capital of $70.5 million as of December 31, 2012. The increase in working capital resulted primarily from refinancing $11.3 million of short-term borrowings to long-term debt and a $15.7 million reduction in accounts payable and accrued expenses.

As of June 30, 2013, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $13.2 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

At June 30, 2013 the Company had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

In February 2013, we acquired through an asset purchase for a cash price of $18.6 million the Grass Technology Product Group from Astro-Med Inc. We funded this acquisition with a combination of cash-on-hand and an $18 million borrowing under the credit facility.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.

Cash provided by operations decreased by $10 million to $4 million for the six months ended June 30, 2013 compared to an increase of $7.1 million for the same period in 2012. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $17.6 million for the six months ended June 30, 3013, compared to $10.5 million in the 2012. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $12.5 million in the six months ended June 30, 2013 compared with a cash inflow of $3.4 million in the 2012 period. In particular, our cash flow from operations in the six months of 2013 was negatively impacted by a $9.5 million decrease in accrued expenses and deferred revenue, a $6.5 million decrease in accounts payable partially offset by a $4.6 million decrease in accounts receivable and $6.8 million higher net income.

Cash used by investing activities was $20.9 million for the six months ended June 30, 2013, compared to cash used by investing activities of $60 million for the same period in 2012. We used $18.6 million to acquire Grass during the six months ended June 30, 2013 and we used $57.9 million to acquire Nicolet during the six months ended June 30, 2012. We used $1.5 and $2.3 million of cash to acquire property and equipment during the six months ended June 30, 2013 and 2012, respectively.

Cash provided by financing activities was $22.6 million in the six months ended June 30, 2013, compared to cash $31.1 million in the six months ended June 30, 2012. In February 2013 we borrowed $18 million of cash on our credit facility to partially fund the acquisition of Grass and had additional short-term borrowings of $4 million which we refinanced together with the $5 million of short-term borrowings associated with the Nicolet acquisition in 2012 as long-term borrowings as of June 30, 2013. In June 2012 we borrowed $31 million of cash on our credit facility to partially fund the acquisition of Nicolet for which $8 million has been repaid. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $3.8 million and $770,000 in the six months ended June 30, 2013 and 2012, respectively.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The only material change to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012 has been the result of $22 million of debt incurred from borrowings against the credit facility as of June 30, 2013.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2013. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of June 30, 2013.

When feasible, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2013, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2013. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2012 that has not been remediated. The material weakness relates to our controls over the implementation of a single-platform enterprise resource planning (“ERP”) application for our operations in North America exclusive of Nicolet. In particular, we did not perform adequate user acceptance testing prior to implementing this application to identify processes that were later discovered to not operate as designed. This resulted in an inadequate segregation of duties and inadequate controls over approval of certain journal entries based on the roles assigned to users of the ERP. In addition, given the system implementation issues, we were not able to timely prepare account analyses and reconciliations.

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

A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes in our risks from such description.

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013

10.2*	Amended Employment Agreement between the Company and James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	04/19/2013

10.3	Fourth Amended and restated Credit Agreement, dated as of June 28, 2013, between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	07/05/2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

*	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or Exchange Act, except as may be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: August 8, 2013	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2013	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013

10.2*	Amended Employment Agreement between the Company and James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	04/19/2013

10.3	Fourth Amended and restated Credit Agreement, dated as of June 28, 2013, between Natus Medical Incorporated and Wells Fargo Bank, National Association	8-K	10.1	000-33001	07/05/2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

*	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or Exchange Act, except as may be expressly set forth by specific reference in such filings.