Form 10-Q
period 2013-09-30
NATUS MEDICAL INC
filed 2013-11-07
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 31, 2013 was 30,963,777.

NATUS MEDICAL INCORPORATED

		Page No.

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 6.	Exhibits	28

Signatures		29

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,192	$23,057
Accounts receivable, net of allowance for doubtful accounts of $3,863 in 2013 and $2,617 in 2012	84,803	89,960
Inventories	39,376	40,756
Prepaid expenses and other current assets	5,835	6,379
Deferred income tax	8,400	8,719

Total current assets	182,607	168,871
Property and equipment, net	24,425	26,512
Intangible assets	102,377	96,594
Goodwill	97,323	92,048
Other assets	9,037	7,828

Total assets	$415,768	$391,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,497	$32,537
Short-term borrowings	—	11,300
Current portion of long-term debt	10,563	8,526
Accrued liabilities	25,922	32,938
Deferred revenue	12,449	13,305

Total current liabilities	75,431	98,606
Long-term liabilities:
Long-term debt, net of current portion	37,500	13,034
Other liabilities	3,759	3,038
Deferred income tax	10,366	8,423

Total liabilities	127,056	123,101

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 30,880,758 in 2013 and 30,106,933 in 2012	284,288	275,395
Retained earnings	25,387	11,638
Accumulated other comprehensive loss	(20,963)	(18,281)

Total stockholders’ equity	288,712	268,752

Total liabilities and stockholders’ equity	$415,768	$391,853

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$85,392	$81,019	$253,475	$201,459
Cost of revenue	34,058	36,456	104,518	89,237

Gross profit	51,334	44,563	148,957	112,222

Operating expenses:
Marketing and selling	20,337	21,805	64,305	54,693
Research and development	7,536	8,513	24,337	21,844
General and administrative	14,323	18,811	40,160	39,206

Total operating expenses	42,196	49,129	128,802	115,743

Income (loss) from operations	9,138	(4,566)	20,155	(3,521)
Other income (expense), net	(580)	(218)	(1,437)	259

Income (loss) before provision for income tax	8,558	(4,784)	18,718	(3,262)
Provision for income tax (benefit) expense	2,271	(3,037)	4,969	(2,128)

Net income (loss)	$6,287	$(1,747)	$13,749	$(1,134)

Foreign currency translation adjustment	646	147	(2,683)	(1,813)

Comprehensive income (loss)	$6,933	$(1,600)	$11,066	$(2,947)

Earnings (loss) per share:
Basic	$0.21	$(0.06)	$0.46	$(0.04)

Diluted	$0.20	$(0.06)	$0.45	$(0.04)

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	30,096	29,062	29,825	28,947

Diluted	30,790	29,062	30,576	28,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$13,749	$(1,134)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,554	9,356
Provision for losses on accounts receivable	446	195
Warranty reserve	818	540
Loss on disposal of property and equipment	141	80
Share-based compensation	4,608	5,007
Excess tax benefit on the exercise of stock options	(637)	(125)
Changes in operating assets and liabilities:
Accounts receivable	7,105	(12,827)
Inventories	(1,428)	5,154
Prepaid expenses and other assets	(281)	(4,219)
Accounts payable	(5,880)	9,201
Deferred income tax	(1,176)	7
Accrued liabilities and deferred revenue	(6,365)	5,803
Liabilities acquired in acquisitions	61	0

Net cash provided by operating activities	20,715	17,038

Investing activities:
Acquisition of businesses, net of cash acquired	(18,600)	(57,632)
Purchases of property and equipment	(597)	(3,799)
Purchase of intangible assets	(1,815)	—

Net cash used in investing activities	(21,012)	(61,431)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	5,097	970
Excess tax benefit on the exercise of stock options	637	125
Proceeds from short-term borrowings	—	7,300
Proceeds from long-term borrowings	57,383	25,000
Payments on borrowings	(42,182)	(2,230)

Net cash provided by financing activities	20,935	31,165

Exchange rate changes effect on cash and cash equivalents	497	(88)

Net increase (decrease) in cash and cash equivalents	21,135	(13,316)
Cash and cash equivalents, beginning of period	23,057	32,816

Cash and cash equivalents, end of period	$44,192	$19,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,084	$215

Cash paid for income taxes	$9,861	$5,007

Non-cash investing activities:
Property and equipment included in accounts payable	$79	$1,919

Inventory transferred to property and equipment	$885	$278

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

Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

2 - Business Combinations

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a cash consideration of $18.6 million pursuant to purchase agreement. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. A total of $624,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The Company has accounted for the acquisition as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Grass are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Grass’s results of operations are included in our consolidated financial statements since February 2, 2013, the date of the acquisition.

Valuing certain components of the acquisition, primarily accounts receivable required us to make significant estimates that may be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of these estimates could result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. As of September 30, 2013, there have been no adjustments to the preliminary purchase price.

Approximately $5.2 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values assigned to the assets acquired and liabilities assumed and represent primarily the expected synergies of combining the operations of the Company and the Grass business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). As of September 30, 2013, we have not yet tested the Grass goodwill for impairment. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Grass’s revenue of $3.8 million and $9.7 million and income from operations of $1.1 and $2.1 million are included in our condensed consolidated statements of operations and comprehensive income (loss) for the period from July 1, 2013 to September 30, 2013 and February 2, 2013 (acquisition date) to September 30, 2013, respectively.

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

The Nicolet acquisition has been accounted for as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Nicolet are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Nicolet’s results of operations are included in the consolidated financial statements since July 2, 2012, the date of the acquisition.

During the nine months ending September 30, 2013, we recorded adjustments to the preliminary purchase price allocation for deferred taxes that resulted in a net increase to goodwill of $256,000.

Pro forma financial information

The following unaudited pro forma information combining results of operations of the Company for the nine months ended September 30, 2013 and 2012 are presented as if the acquisitions of Grass and Nicolet had occurred on January 1, 2012:

Unaudited Pro forma Financial Information

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Revenue	$254,480	$264,781
Income (loss) from operations	$21,603	$(1,298)

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

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2013 through September 30, 2013, Grass’s statement of operations for the period from January 1, 2013 to February 1, 2013 was combined with our consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2013.

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2012 through June 30, 2012, Grass’s statement of operations and Nicolet’s consolidated statement of revenue and direct expenses for the nine months ended September 30, 2012 were combined with our consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2012.

The unaudited pro forma consolidated results for the nine month period ended September 30, 2013 reflect the historical information of Natus and Grass, adjusted for the following pre-tax amounts:

•	Additional amortization expense of $59,300 related to the fair value of identifiable intangible assets acquired;

•	Decrease of depreciation expense of $14,800 related to the fair value adjustment to property and equipment acquired;

•	Decrease in general and administrative expense of $624,000 related to the direct acquisition costs that were recorded in the unaudited pro forma financial information in the nine months ended September 30, 2012.

The unaudited pro forma consolidated results for the nine month period ended September 30, 2012 reflect the historical information of Natus, Grass and Nicolet, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense of approximately $423,000;

•	Additional amortization expense related to Grass of $535,000 and Nicolet of $564,636 related to the fair value of identifiable intangible assets acquired;

•	Decrease of Grass’s depreciation expense of approximately $134,000 and Nicolet’s depreciation expense of approximately $782,000 related to the fair value adjustment to property and equipment acquired;

•	Increase in general and administrative expense relating to Grass’s direct acquisition costs of approximately $624,000 and Nicolet’s direct acquisition costs of $3.3 million;

•	Increase in cost of goods sold relating to Nicolet’s fair value inventory adjustments of $571,000.

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

For the three and nine months ended September 30, 2013, common stock equivalents of 694,582 and 752,544 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,657,210 and 1,660,852 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

For the three and nine months ended September 30, 2012, no common stock equivalent shares were included in the weighted average shares outstanding used to calculate diluted earnings per share because there was a loss in the periods.

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials and subassemblies	$21,814	$21,373
Work in process	3,007	3,085
Finished goods	19,409	19,795

Total inventories	44,230	44,253

Less: Non-current inventories	(4,854)	(3,497)

Inventories, current	$39,376	$40,756

At September 30, 2013 and December 31, 2012, the Company has classified $4.9 million and $3.5 million respectively, of inventories, as non-current. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 - Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$66,380	—	$(24,161)	$42,219	$63,880	—	$(20,901)	$42,979
Customer related	32,148	—	(9,563)	22,585	26,948	—	(7,563)	19,385
Internally developed software	11,068	—	(4,816)	6,252	9,790	—	(4,045)	5,745
Patents	2,812	—	(2,016)	796	2,812	—	(1,925)	887
Backlog	724	—	(724)	—	724	—	(724)	—

Definite-lived intangible assets	113,132		(41,280)	71,852	104,154		(35,158)	68,996
Intangible assets with indefinite lives:
Tradenames	33,770	(1,560)	—	32,210	30,778	(1,560)	—	29,218

Total Intangibles before translation	146,902	(1,560)	(41,280)	104,062	134,932	(1,560)	(35,158)	98,214
Translation	(1,964)	—	278	(1,687)	(1,864)	—	244	(1,620)

Total intangibles assets	$144,938	$(1,560)	$(41,002)	$102,377	$133,068	$(1,560)	$(34,914)	$96,594

Definite-lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer related intangibles, 7 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $10.1 million relating to costs incurred for development of internal use computer software and $943,000 for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Technology	$1,095	$1,034	$3,260	$2,575
Customer Related	678	595	2,000	1,491
Internally developed software	262	68	771	1,269
Patents	30	60	91	161
Backlog	—	712	—	712

Total amortization	$2,065	$2,469	$6,122	$6,208

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2013	$2,032
2014	7,922
2015	7,581
2016	6,747
2017	6,364
2018	6,193
Thereafter	35,013

Total expected amortization expense	$71,852

6 - Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Gross Balance, December 31, 2012	$112,048
Accumulated impairment losses	(20,000)

Balance net of impairment losses, December 31, 2012	92,048
Goodwill as a result of acquisitions	5,607
Foreign currency translation	(332)

Balance, September 30, 2013	$97,323

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$4,232	$4,371
Buildings	10,737	11,422
Leasehold improvements	3,376	3,450
Office furniture and equipment	12,182	11,601
Computer software and hardware	10,881	10,114
Demonstration and loaned equipment	11,372	11,505

	52,780	52,463
Accumulated depreciation and amortization	(28,355)	(25,951)

Total	$24,425	$26,512

Depreciation and amortization expense of property and equipment was approximately $1.2 and $3.5 million for the three and nine months ended September 30, 2013, respectively, and was approximately $1.0 and $3.2 million for the three and nine months ended September 30, 2012, respectively.

8 - Reserve for Product Warranties

We provide a warranty on all medical device products that is generally one year in length. We also sell extended service agreements on our medical device products that are generally over one year in length. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and third-party vendors on a contract basis.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$2,070	$2,225	$2,260	$2,157
Acquisition warranty assumed	—	630	191	630
Warranty accrued for the period	47	129	818	540
Repairs for the period	(83)	(500)	(1,235)	(843)

Balance, end of period	$2,034	$2,484	$2,034	$2,484

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

9 - Share-Based Compensation

At September 30, 2013, we have two active plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2013 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$14	$49	$109	$161
Marketing and sales	202	400	675	927
Research and development	175	167	416	380
General and administrative	1,037	1,855	3,408	3,539

Total	$1,428	$2,471	$4,608	$5,007

As of September 30, 2013, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $14.8 million, which is expected to be recognized over a weighted average period of 2.9 years.

Stock Options

Activity in our stock options during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value ($ 000’s)
Outstanding, beginning of period	3,882,239	$11.71
Granted	626,420	$14.08
Exercised	(562,688)	$8.09
Cancelled	(642,243)	$15.52

Outstanding, end of period	3,303,728	$12.03	4.0	$10,059

Exercisable, end of period	2,198,970	$11.38	2.2	$8,647

Vested and expected to vest, end of period	3,138,903	$11.97	3.8	$9,859

The intrinsic value of options exercised during the nine months ended September 30, 2013 was $3.4 million.

Restricted Stock Awards

Activity in our restricted stock awards (“RSAs”) during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- average grant date fair value	Remaining cost expected to be recognized ($ 000’s)
Unvested, beginning of period	690,890	$13.02
Granted	311,180	$14.06
Vested	(226,395)	$13.92
Forfeited	(150,020)	$12.87

Unvested, end of period	625,655	$13.27	$9.2

We award restricted stock awards to U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date. We also award RSA’s to non-employee directors of the Company that vest on the first anniversary of the grant date.

At September 30, 2013 the fair market value of outstanding RSAs was $8.9 million and the weighted average remaining recognition period of unvested RSAs was 2.9 years. At December 31, 2012 the fair market value of outstanding RSAs was $7.7 million and the weighted average remaining recognition period was 2.6 years. The intrinsic value of RSAs equals their fair market value.

Restricted Stock Units

Activity in our restricted stock units (“RSUs”) during the nine months ended September 30, 2013 is as follows:

	Shares	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, beginning of period	50,050
Awarded	30,890
Released	(9,974)
Forfeited	(15,875)

Outstanding, end of period	55,091	1.8	$781,000

We award restricted stock units to non-U.S. employees of the Company that vest 50% upon the second anniversary of the vesting start date and 25% upon each of the third and fourth anniversaries of the vesting start date.

At September 30, 2013 the aggregate intrinsic value of outstanding RSUs was $781,000 and the weighted average remaining recognition period for unvested RSUs was 2.9 years. At December 31, 2012 the aggregate intrinsic value of outstanding RSUs was $559,000 and the weighted average remaining recognition period for unvested RSUs was 2.8 years.

10 - Other income (expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income	$4	$11	$68	$20
Interest expense	(138)	(215)	(1,084)	(231)
Foreign currency exchange gain (loss)	(165)	136	(215)	470
Other	(281)	(150)	(206)	—

Total other income (expense), net	$(580)	$(218)	$(1,437)	$259

11 - Income Taxes

Provision for Income Tax Expense

We recorded provisions for income tax of $2.3 and $5 million for the three and nine months ended September 30, 2013, respectively. Our effective tax rate was 26.5% for both the three and nine month periods ended September 30, 2013, respectively.

We recorded provisions for income tax (benefit) of $(3.0) million and $(2.1) million for the three and nine months ended September 30, 2012, respectively. Our effective tax rate was 63.5% and 65.2% for the three and nine months ended September 30, 2012, respectively.

Our effective tax rate for the nine months ended September 30, 2013 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits related to the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012, in January 2013 domestic manufacturer deduction, and the reduction of the Denmark corporate income tax rate beginning in 2014. The federal research and development credit, domestic manufacturer deduction, and Denmark rate reduction collectively benefited the effective tax rate for the nine month period ended September 30, 2013 by approximately 6%.

Our effective tax rate for the nine months ended September 30, 2012 differed from statutory tax rates primarily due to the settlement of foreign and U.S. state income tax audits and from the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years.

There was an insignificant increase of unrecognized tax benefits for the nine months ended September 30, 2013. Within the next twelve months it is possible our uncertain tax benefit may change within a range of approximately zero to $600,000. This change may impact the future effective tax rate and is a result of a lapse of statute of limitations, provided that no taxing authority conducts an examination.

Our tax returns remain open to examination as follows: U.S. Federal, 2010 through 2012, U.S. States 2008 through 2012 and significant foreign jurisdictions, 2009 through 2012.

12 - Restructuring Reserves

In each of the first and second quarters of 2011, we adopted reorganization plans to improve efficiencies in our operations and integrate the acquisitions of Medix in 2010 and Embla 2011. These restructuring activities were completed as of March 31, 2013.

In July 2012, we initiated an integration and reorganization plan related to the acquisition of Nicolet to improve efficiencies in our operations resulting in costs incurred associated with employee severance. Substantially all of the staff reductions were completed by March 31, 2013.

In January 2013, we adopted reorganization plans that are designed to continue to improve efficiencies in our operating units in Europe and South America. These plans were further expanded during the third quarter of 2013 to improve our North America operations.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for these plans for the nine months ended September 30, 2013 is as follows (in thousands):

	2011 Plans	July 2012 Plan	2013 Plans	Totals
Balances at December 31, 2012	$83	$2,662	$—	$2,745
Expense – Severance	4	211	2,198	2,413
Expense – Lease Termination	—	—	571	571
Cash payments	(71)	(1,350)	(1,625)	(3,046)
Accrual reversal	(16)	(1,334)	(18)	(1,368)

Balances at September 30, 2013	$—	$189	$1,126	$1,315

13 - Debt and Credit Arrangements

At September 30, 2013 the Company had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of September 30, 2013. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

During the first quarter 2013 we borrowed $22 million under the credit facility principally to fund the Grass acquisition and to provide for other working capital needs. We had no additional borrowings.

The credit facility was increased to $75 million in June 2013 and the term was extended to five years. As part of the amended credit facility in June 2013, we converted $31.2 million of short-term revolving debt to a term loan, increasing the term loan from $18.8 million as of March 31, 2013 to $50 million as of June 30, 2013.

Long-term debt is comprised of the following (2013 and 2012 columns in thousands):

	September 30, 2013	December 31, 2012
Term loan $50 million, interest at LIBOR plus 1.75%, due September 30, 2018 with term loan principle repayable in quarterly installments of $2.5 million	$47,500	$20,834
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on company owned land and building	563	726

Total	48,063	21,560
Less: current portion of long-term debt	(10,563)	(8,526)

Total long-term debt	$37,500	$13,034

Maturities of long-term debt as of September 30, 2013 are as follows (in thousands):

Three months ended December 31, 2013	$2,547
2014	10,516
2015	10,000
2016	10,000
2017	10,000
2018	5,000

Total	$48,063

At September 30, 2013 and December 31, 2012, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

14 - Segment, Customer and Geographic Information

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

Revenue and long-lived asset information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Revenue:
United States	$51,412	$48,003	$147,702	$112,540
Foreign countries	33,980	33,016	105,773	88,919

Totals	$85,392	$81,019	$253,475	$201,459

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue by End Market:
Neurology Products
Devices and Systems	$34,729	$30,722	$100,630	$70,409
Supplies	15,311	14,922	45,949	29,791
Services	5,313	4,867	17,258	8,589

Total Neurology Revenue	55,353	50,511	163,837	108,879

Newborn Care Products
Devices and Systems	18,163	17,342	51,461	55,642
Supplies	10,031	11,806	33,032	33,602
Services	1,845	1,360	5,145	3,426

Total Newborn Care Revenue	30,039	30,508	89,638	92,670

Total Revenue	$85,392	$81,019	$253,475	$201,459

	September 30, 2013	December 31, 2012
Long-lived assets, net:
United States	$9,829	$9,813
Foreign countries	14,596	16,699

Totals	$24,425	$26,512

Long-lived assets consist principally of property and equipment, net of accumulated depreciation and amortization. During the three and nine months ended September 30, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue.

15 - Fair Value Measurements

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

The fair value of our assets and liabilities subject to fair value measurements are as follows (in thousands):

	Fair Value as of	Fair Value Measurements as of 9/30/13 Using Fair Value Hierarchy
	9/30/13	Level 1	Level 2	Level 3
Bank money market investments	$1,149	—	$1,149	—

Total	$1,149	—	$1,149	—

	Fair Value as of	Fair Value Measurements as of 12/31/12 Using Fair Value Hierarchy
	12/31/12	Level 1	Level 2	Level 3
Bank money market investments	$1,148	—	$1,148	—

Total	$1,148	—	$1,148	—

The carrying amount of the Company’s long term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

Non-financial assets such as goodwill, intangible assets, and property, plant, and equipment are evaluated for impairment and adjusted to fair value using Level 3 inputs, only when impairment is recognized. Fair values are considered Level 3 when management makes significant assumptions in developing a discounted cash flow model based upon a number of considerations including projections of revenues, earnings and a discount rate. In addition, in evaluating the fair value of goodwill impairment, further corroboration is obtained using our market capitalization. No impairment was recorded in the first nine months of 2013 and 2012.

16 - Immaterial Corrections to Prior Period Financial Statements

Certain amounts previously reported in the condensed consolidated statements of operations and comprehensive income (loss) and condensed statements of cash flows for the three and nine month periods ended September 30, 2012 have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The errors were related primarily to purchase accounting adjustments. In addition, certain other errors related to the liability associated with product trade-ins, currency loss on translation of foreign debt, amortization of intangible assets, the tax benefit associated with the release of accruals for uncertain tax positions were identified and corrected. The errors are not material individually or in the aggregate.

A summary of the effects of the correction of these errors on our condensed consolidated financial statements for the three and nine month periods ended September 30, 2012 are presented in the table below (in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	As Previously Reported	As Corrected	As Previously Reported	As Corrected
Condensed Consolidated Statements of Operations and Comprehensive Income
Revenue	$80,724	$81,019	$201,247	$201,459
Cost of revenue	36,453	36,456	89,266	89,237
Gross profit	44,271	44,563	111,981	112,222
Income (loss) from operations	(4,851)	(4,566)	(3,885)	(3,521)
Income (loss) before provision for income tax	(5,079)	(4,784)	(3,659)	(3,262)
Net income (loss)	(1,949)	(1,747)	(1,146)	(1,134)
Condensed Consolidated Statements of Cash Flows
Net income (loss)			$(1,146)	$(1,134)
Depreciation and amortization			9,532	9,356
Change in operating assets and liabilities
Inventories			5,131	5,154
Deferred income tax			(648)	7
Accrued liabilities and deferred revenue			6,261	5,803
Net cash provided by operating activities			16,982	17,038
Exchange rate changes effect on cash and cash equivalents			(32)	(88)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2012 of Natus Medical Incorporated. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2012 and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2013 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2013;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require significant estimates, assumptions, and judgments;

•	Results of Operations. An analysis of our results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recent Accounting Pronouncements. See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Devices and Systems	62%	59%	60%	63%
Supplies	30%	33%	31%	31%
Services	8%	8%	9%	6%

Total	100%	100%	100%	100%

During the three and nine months ended September 30, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue.

2013 Third Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $4.4 million in the third quarter ended September 30, 2013 to $85.4 million compared to $81.0 million in the third quarter of the previous year. Grass Technologies Product Group (“Grass”) contributed $3.8 million of revenue in the third quarter of 2013. Excluding revenues from Grass we experienced revenue increases across business units in Canada and Denmark, and declines across other business units in Europe, South America and the United States.

Net income was $6.3 million or $0.20 per diluted share in the three months ended September 30, 2013, compared with a net loss of $1.7 million or $0.06 per share in the same period in 2012. An increase from 55 % to 60% in gross profit percentage for the third quarter of 2013 compared to same period in 2012 resulted primarily from improved margins associated with more favorable product mix.

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

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments. The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period:

•	Revenue recognition

•	Inventory carried at the lower of cost or market value

•	Carrying value of intangible assets and goodwill

•	Liability for product warranties

•	Share-based compensation

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the nine months ended September 30, 2013.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100%	100%	100%	100%
Cost of revenue	39.9	45.0	41.2	44.3

Gross profit	60.1	55.0	58.8	55.7

Operating expenses:
Marketing and selling	23.8	26.9	25.4	27.1
Research and development	8.8	10.5	9.6	10.8
General and administrative	16.8	23.2	15.8	19.5

Total operating expenses	49.4	60.6	50.8	57.4
Income (loss) from operations	10.7	(5.6)	8.0	(1.7)
Other income (expense), net	(0.7)	(0.3)	(0.6)	0.1

Income (loss) before provision for income tax (benefit)	10.0	(5.9)	7.4	(1.6)

Provision for income tax (benefit) expense	2.6	(3.7)	2.0	(1.0)

Net income (loss)	7.4%	(2.2)%	5.4%	(0.6)%

As the operations of Grass and Nicolet neurodiagnostic business (“Nicolet”) have been reflected in our consolidated results since their acquisition dates of February 2013 and July 2012, where significant, we have noted the impact of these acquisitions on our results of operations for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.

The following discussion reflects the effects of the corrections disclosed in Note 16 to the condensed consolidated financial statements.

Three Months Ended September 30, 2013 and 2012

Revenues

Our consolidated revenue increased by $4.4 million or 5.4% to $85.4 million for the three months ended September 30, 2013, compared to $81.0 million in the comparable 2012 period. Grass contributed $3.8 million of revenue in the third quarter of 2013. Revenue from our products other than Grass increased by $0.6 million in 2013, compared to 2012.

Revenue from our neurology products increased $4.9 million or 9.6% to $55.4 million in the third quarter of 2013, compared to $50.5 million in the same period in 2012. Revenue from our neurology products, other than Grass increased by $1.1 million for the three months ended September 30, 2013 compared to 2012. This increase was attributable to higher demand for neurodiagnostic products. Revenue from our newborn care products decreased by $0.5 million, or 1.5% to $30.0 million in the third quarter of 2013 compared to $30.5 million in the same period in 2012. This decrease was primarily attributed to a decrease in newborn care supplies offset by an increase in newborn care devices and systems.

Revenue from neurology devices and systems was $34.7 million for the three months ended September 30, 2013, representing an increase of 13.1% or $4.0 million, from $30.7 million reported in the third quarter of 2012. Grass contributed to $2.2 million of the increase in neurology devices and systems while revenue from our neurology products other than Grass increased by $1.8 million in the third quarter of 2013 compared to the third quarter of 2012, primarily attributable to an increase in EEG revenue. Revenue from newborn care and other devices and systems was $18.1 million for the three months ended September 30, 2013, representing an increase of 4.5% or $0.8 million, from $17.3 million reported in the third quarter of 2012. This increase in newborn care devices and systems revenue was due to higher sales of hearing products.

Revenue from devices and systems was 62% of consolidated revenue in the third quarter of 2013 compared to 59% of consolidated revenue in the third quarter of 2012.

Revenue from neurology supplies was $15.3 million for the three months ended September 30, 2013 representing an increase of 2.6% or $0.4 million, from $14.9 million reported in the third quarter of 2012. Grass contributed to $1.5 million of neurology supplies revenue. Neurology supplies revenue other than Grass decreased $1.1 million in the third quarter of 2013 compared to the third quarter of 2012. This decrease was primarily attributable to a decrease in both domestic and European sleep supplies. Revenue from newborn care supplies was $10.0 million for the three months ended September 30, 2013, representing a decrease of 15.3% or $1.8 million from $11.8 million reported in the third quarter of 2012. This decline is primarily due to a decrease in ALGO hearing supplies.

Revenue from supplies was 30% of consolidated revenue in the third quarter of 2013 compared to 33% in the same period in 2012.

Revenue from neurology services was $5.3 million for the three months ended September 30, 2013 representing an increase of 9.2% or $0.4 million, from $4.9 million reported in the third quarter of 2012. Grass contributed to $0.2 million of the increase in neurology services. Neurology services revenue other than Grass increased by $0.2 million in the third quarter of 2013 compared to the third quarter of 2012. Revenue from newborn care services was $1.9 million for the three months ended September 30, 2013, representing an increase of 35.7% or $0.5 from $1.4 million reported in the third quarter of 2012. This increase was comprised primarily of newborn care hearing screening data management services.

Revenue from services was 8% of consolidated revenue in the third quarter of 2013 and 2012.

No single customer accounted for more than 10% of our revenue in the third quarter of either 2013 or 2012. Revenue from domestic sales increased 7.1% to $51.4 million for the three months ended September 30, 2013 from $48 million in the third quarter of 2012. Revenue from international sales increased 2.9% to $34 million for the three months ended September 30, 2013 compared to $33 million in the third quarter of 2012. Revenue from domestic sales was 60.2% of total revenue for the three months ended September 30, 2013 and 59.2% for the three months ended September 30, 2012. Revenue from international sales was 39.8% of total revenue in the third quarter of 2013 and 40.8% of revenue in the third quarter of 2012.

Cost of Revenue and Gross Profit

Our cost of revenue decreased $2.4 million or 6.6% to $34.1 million for the three months ended September 30, 2013 from $36.5 million in the third quarter of 2012. Grass contributed $2.1 million to our cost of revenue, which was coupled with cost of revenue declines across North America driven by Neurology material cost reduction initiatives. We plan to maintain this level of cost of revenue as a percentage of revenue. Gross profit increased $6.7 million, or 15.2%, to $51.3 million in the third quarter of 2013 from $44.6 million in the third quarter of 2012. Gross profit as a percentage of revenue was 60.1% for the three months ended September 30, 2013 and 55% for the three months ended September 30, 2012. The increase in gross profit as a percentage of revenue was the result of improved margins associated with product mix and material cost reduction initiatives in Neurology.

Operating Costs

Total operating costs decreased $6.9 million or 14.1% to $42.2 million for the three months ended September 30, 2013, from $49.1 million in the third quarter of 2012. The operating costs of Grass contributed to $0.6 million in operating costs.

Our marketing and selling expenses decreased $1.5 million or 6.7% to $20.3 million in the third quarter of 2013, from $21.8 million in the third quarter of 2012. Marketing and selling expenses as a percent of total revenue was 23.8% for the three months ended September 30, 2013 and 26.9% for the same period in 2012. The decrease in marketing and selling expenses is due to cost cutting initiatives.

Our research and development expenses decreased $1.0 million or 11.5% to $7.5 million for the three months ended September 30, 2013 from $8.5 million for the three months ended September 30, 2012. Research and development expenses as a percent of total revenue decreased to 8.8% in the third quarter of 2013 from 10.5% in the third quarter of 2012. The decrease in research and development expenses is due to lower employee compensation costs resulting from restructuring activities initiated in 2012.

Our general and administrative expenses decreased $4.5 million or 23.9% to $14.3 million for the three months ended September 30, 2013 from $18.8 million for the three months ended September 30, 2012. General and administrative expenses as a percent of revenue decreased to 16.8% in the third quarter of 2013 from 23.2% in the third quarter of 2012. The newly enacted medical device tax in 2013 accounted for $0.9 million of general and administrative expenses for the three months ended September 30, 2013. The overall decrease in general and administrative expenses for the period is primarily attributable to a decrease in severance costs of $5.7 million partially offset by the medical device tax noted above.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense of $580,000 for the three months ended September 30, 2013, compared to $218,000 for the three months ended September 30, 2012. We reported $165,000 of foreign currency exchange losses in the third quarter of 2013 versus $136,000 of foreign exchange gains in the third quarter of 2012. Interest expense was $138,000 for the three months ended September 30, 2013 compared to $215,000 for the three months ended September 30, 2012 due primarily to favorable interest rate fluctuation.

Provision for Income Tax

We recorded a provision (benefit) for income tax of $2.3 million and $(3.0) million for the three months ended September 30, 2013 and 2012, respectively. The increase in tax expense for the three months ended September 30, 2013 compared to the same period of 2012 is primarily attributable to the increase in income before provision for income tax. Our effective tax rate was 26.5% and 63.5% for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013, our effective tax rate differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates. For the three months ended September 30, 2012, our effective tax rate differed from statutory tax rates primarily due to the settlement of foreign and U.S. state income tax audits and from the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years.

Nine Months Ended September 30, 2013 and 2012

Revenues

Our consolidated revenue increased by $52.0 million or 25.8% to $253.5 million for the nine months ended September 30, 2013, compared to $201.5 million in the comparable 2012 period. The increase was attributable to our recent acquisitions. Grass, acquired in February 2013 contributed $9.7 million of revenue in the nine month period of 2013. Nicolet, acquired in July 2012 contributed $44.8 million of incremental revenue in the nine month period of 2013 as compared to 2012. Revenue from our products other than Grass and Nicolet, decreased by $2.5 million in 2013 compared to 2012. This decrease was attributable to weak economic conditions in Europe partially offset by stronger domestic demand on our neurodiognostic products.

Revenue from our neurology products increased $54.9 million or 50.5% to $163.8 million in the nine month period of 2013, compared to $108.9 million in the same period in 2012. Revenue from our neurology products, other than Grass and Nicolet products, increased by $0.4 million for the nine months ended September 30, 2013 compared to 2012. This increase was attributable to higher demand on neurodiognostic products. Revenue from our newborn care products decreased by $3.1 million, or 3.3% to $89.6 million in the nine month period of 2013 compared to $92.7 million in the same period in 2012. This decline was primarily attributed to weak economic conditions in Europe.

Revenue from neurology devices and systems was $100.6 million for the nine months ended September 30, 2013, representing an increase of 42.9% or $30.2 million, from $70.4 million reported in the nine month period of 2012. Grass and Nicolet contributed incremental revenue of $30.5 million to the increase in neurology devices and systems while revenue from our neurology products other than Grass and Nicolet decreased by $0.3 million in the nine month period of 2013 compared to the nine month period of 2012, primarily attributable to weak economic conditions in Europe partially offset by strong domestic demand on neurodiognostic products. Revenue from newborn care and other devices and systems was $51.5 million for the nine months ended September 30, 2013, representing a decrease of 7.5% or $4.1 million, from $55.6 million reported in the nine month period of 2012. This decline in newborn care devices and systems revenue was due to lower sales of newborn incubators, CFM and diagnostic hearing revenue.

Revenue from devices and systems was 60% of consolidated revenue in the nine month period of 2013 compared to 63% of consolidated revenue in the nine month period of 2012.

Revenue from neurology supplies was $45.9 million for the nine months ended September 30, 2013 representing an increase of 54.2% or $16.1 million, from $29.8 million reported in the nine month period of 2012. Grass and Nicolet contributed incremental revenue of $17.9 million to neurology supplies revenue. Neurology supplies revenue other than Grass and Nicolet, decreased by $1.7 million in the nine month period of 2013 compared to the nine month period of 2012. This decline was primarily attributable to a decrease in sleep supplies. Revenue from newborn care supplies was $33.0 million for the nine months ended September 30, 2013, representing a decrease of 1.7% or $0.6 million from $33.6 million reported in the nine month period of 2012. This decrease was comprised primarily of newborn care hearing supplies.

Revenue from supplies was 31% of consolidated revenue in both the nine month period of 2013 and the nine month period of 2012.

Revenue from neurology services was $17.3 million for the nine months ended September 30, 2013 representing an increase of 101% or $8.7 million, from $8.6 million reported in the nine month period of 2012. Incremental revenue from Grass and Nicolet contributed to $6.1 million of the increase in neurology services. Neurology services revenue other than Grass and Nicolet, increased by $2.6 million in the nine month period of 2013 compared to the nine month period of 2012. This increase was primarily attributable to an increase in demand for neurodiagnostic and sleep services. Revenue from newborn care services was $5.1 million for the nine months ended September 30, 2013, representing an increase of 50.2% or $1.7 million from $3.4 million reported in the nine month period of 2012. This increase was primarily attributable to hearing screening data management service revenue.

Revenue from services was 9% of consolidated revenue in the nine month period compared to 6% of consolidated revenue in the nine month period of 2012.

No single customer accounted for more than 10% of our revenue in the nine month period of either 2013 or 2012. Revenue from domestic sales increased 31.3% to $147.7 million for the nine months ended September 30, 2013 from $112.5 million in the nine month period of 2012. Revenue from international sales increased 19% to $105.8 million for the nine months ended September 30, 2013 compared to $88.9 million in the nine month period of 2012. Revenue from domestic sales was 58.3% of total revenue for the nine months ended September 30, 2013 compared to 55.9% of consolidated revenue in the nine month period of 2012, and revenue from international sales was 41.7% of total revenue in the nine month period of 2013 compared to 44.1% of consolidated revenue in the nine month period of 2012.

Cost of Revenue and Gross Profit

Our cost of revenue increased $15.3 million or 17.1% to $104.5 million for the nine months ended September 30, 2013 from $89.2 million in the nine month period of 2012. Grass and Nicolet contributed incremental cost of revenue of $20.2 million partially offset by declines in cost of revenue declines across North America. Gross profit increased $36.8 million, or 32.7%, to $149.0 million in the nine month period of 2013 from $112.2 million in the nine month period of 2012 as a result of our increased sales. Gross profit as a percentage of revenue was 58.8% for the nine months ended September 30, 2013 and 55.7% for the nine months ending September 30, 2012 as a result of product mix, primarily as a result of a higher percentage of sales of neurology products which generally carry higher margins than our other products.

Operating Costs

Total operating costs increased $13.1 million or 11.3% to $128.8 million for the nine months ended September 30, 2013, from $115.7 million in the nine month period of 2012.The incremental operating expense of Grass and Nicolet contributed to $16.7 million in operating costs. The newly enacted medical device tax in 2013 accounted for $3.4 million of the increase in operating costs offset by lower severance and acquisition related direct costs.

Our marketing and selling expenses increased $9.6 million or 17.6% to $64.3 million in the nine month period of 2013, from $54.7 million in the nine month period of 2012. Marketing and selling expenses as a percent of total revenue decreased to 25.4% in the first nine months of 2013 from 27.1% in the first nine months of 2012. The incremental marketing and selling expenses of Grass and Nicolet was $9.8 million.

Our research and development expenses increased $2.5 million or 11.4% to $24.3 million for the nine months ended September 30, 2013 from $21.8 million for the nine months ended September 30, 2012. Research and development expenses as a percent of total revenue decreased to 9.6% in the nine month period of 2013 from 10.8% in the in the nine month period of 2012. The incremental research and development expenses of Grass and Nicolet were $4.2 million for the nine months ended September 30, 2013, partially offset by lower employee compensation costs resulting from cost cutting activities initiated in 2012 in our other operations.

Our general and administrative expenses increased $1.0 million or 2.4% to $40.2 million for the nine months ended September 30, 2013 from $39.2 million for the nine months ended September 30, 2012. General and administrative expenses as a percent of revenue decreased to 15.8% in the nine month period of 2013 from 19.5% in the nine month period of 2012. The incremental general and administrative expense of Grass and Nicolet was $2.7 million. The newly enacted medical device tax in 2013 accounted for $3.4 million of the increase in general and administrative expenses. These increases were offset by a decrease in severance costs of $5.7 million.

Other Income (Expense), net

Other income (expense), consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(1.4) million for the nine months ended September 30, 2013, compared to $259,000 for the nine months ended September 30, 2012. We reported $215,000 of foreign currency exchange losses in the nine month period of 2013 versus $470,000 of foreign exchange gains in the nine month period of 2012. Interest expense was $1.1 million for the nine months ended September 30, 2013 compared to $231,000 for the nine months ended September 30, 2012 due primarily to additional borrowings in the second quarter of 2013 to fund the Nicolet and Grass acquisitions.

Provision for Income Tax

We recorded a provision (benefit) for income tax of $5.0 million and $(2.1) million for the nine months ended September 30, 2013 and 2012, respectively. The increase in tax expense for the nine months ended September 30, 2013 compared to the same period of 2012 is primarily attributable to the increase in income before provision for income taxes. Our effective tax rate was 26.5% and 65.2% for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, our effective tax rate differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013, domestic manufacturer deduction, and the reduction of the Denmark corporate income tax rate beginning in 2014. For the nine months ended September 30, 2012, our effective tax rate differed from statutory tax rates primarily due to the settlement of foreign and U.S. state income tax audits and from the expiration of the statute of limitations on uncertain tax positions that were recorded as a component of income tax expense in prior years.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $44.2 million and working capital of $107.2 million, compared with cash and cash equivalents of $23.0 million and working capital of $70.3 million as of December 31, 2012. The $36.9 million increase in working capital from December 31, 2012 to September 30, 2013 resulted primarily from refinancing $11.3 million of short-term borrowings to long-term debt, a $12.3 million reduction in accounts payable and accrued expenses, and a $7.1 million reduction in accounts receivable.

As of September 30, 2013, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $20.6 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

At September 30, 2013 we had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

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

Cash provided by operations increased by $3.7 million to $20.7 million for the nine months ended September 30, 2013 compared to $17.0 million for the same period in 2012. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $28.7 million for the nine months ended September 30, 3013, compared to $13.9 million in the 2012 period. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $8 million in the nine months ended September 30, 2013 compared with a cash inflow of $3.1 million in the 2012 period. In particular, our cash flow from operations in the nine months of 2013 was negatively impacted by a $6.3 million decrease in accrued expenses and deferred revenue, a $5.9 million decrease in accounts payable partially offset by a $7.1 million decrease in accounts receivable and $14.9 million higher net income.

Cash used by investing activities was $21 million for the nine months ended September 30, 2013, compared to cash used by investing activities of $61.4 million for the same period in 2012. We used $18.6 million to acquire Grass during the nine months ended September 30, 2013 and we used $57.6 million to acquire Nicolet during the nine months ended September 30, 2012. We used $0.6 and $3.8 million of cash to acquire property and equipment during the nine months ended September 30, 2013 and 2012, respectively.

Cash provided by financing activities was $20.9 million in the nine months ended September 30, 2013, compared to $31.2 million in the nine months ended September 30, 2012. In February 2013 we borrowed $18 million of cash on our credit facility to partially fund the acquisition of Grass and had additional short-term borrowings of $4 million which we refinanced together with the $5 million of short-term borrowings associated with the Nicolet acquisition in 2012 as long-term borrowings as of September 30, 2013. In September 2012 we borrowed $31 million of cash on our credit facility to partially fund the acquisition of Nicolet for which $2.5 million has been repaid. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $5.1 million and $970,000 in the nine months ended September 30, 2013 and 2012, respectively.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. The only material change to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012 has been the result of $22 million of debt incurred from borrowings against the credit facility as of September 30, 2013.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2013. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of September 30, 2013.

When feasible, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2013, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2013. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our disclosure committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 at the reasonable assurance level due to a material weakness that we identified as of December 31, 2012 that has not been remediated. The material weakness relates to our controls over the implementation of a single-platform enterprise resource planning (“ERP”) application for our operations in North America exclusive of Nicolet. In particular, we did not perform adequate user acceptance testing prior to implementing this application to identify processes that were later discovered to not operate as designed. This resulted in an inadequate segregation of duties and inadequate controls over approval of certain journal entries based on the roles assigned to users of the ERP. In addition, given the system implementation issues, we were not able to timely prepare account analyses and reconciliations.

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

ITEM 6.	Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated: November 7, 2013	By:	/s/ James B. Hawkins
James B. Hawkins Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2013	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document