Form 10-K
period 2013-12-31
NATUS MEDICAL INC
filed 2014-03-17
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of Registrant’s most recently completed second fiscal quarter, there were 30,751,056 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2013) was $419,751,914. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 14, 2014, the registrant had 31,904,463 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

Natus®, AABR®, ABaer®, ALGO®, AOAE®, AuDX® Aura®, Balance Manager®, Balance Master®, Balance Shape®, Biliband®, Bio-logic®, Bo-JECT®, Brain Atlas®, Ceegraph®, CHAMP®, Clarity System®, Cochlea Scan®, Cool Cap®, CoolCare®, Comet®, Dantec®, Ear Couplers®, Ear Muffin®, EC2®, Echo Screen®, Embla US®, Embletta®, Enterprise®, EquiTest®, Fass®, Fischer-Zoth®, Flexicoupler®, Grass®, Grass Technologies®, Gumdrop®, Halo Ear Muffin®, Hawaii Medical®, Keypoint®, Keypoint AU®, Keypoint EU®, Keypoint JP®, MASTER®, Medelec®, Medix®, MedixI.C.S.A®, Navigator®, Neatnick®, neoBLUE®, Neurocom®, Neuromax®,Neurotrac®, NeuroWorks®, Nicolet®, NicoletElite®, Oxydome®, Panorama®, Pocket®, Polyview®, REMbrandt®, REMlogic®, Sandm an®, Scout®, Sleeprite®, Sleepscan®, Sleeptrek®, Smart Scale®, Sonamed®, Sonara®, Sonara TEK®, Stellate Notta®, STETHODOP®, SZAC®, TECA®, Tootsweet®, Traveler®, Treetip®,Twin®, VAC PAC®, VERSALAB®, Warmette®, Xact Trace®, Xltek® are registered trademarks of Natus Medical Incorporated and its subsidiaries. Accuscreen™, Bili Lite Pad™, Bili-Lite™, Biomark™, Circumstraint™, Coherence™, Deltamed™, inVision™, Medix MediLED™, MiniMuffs™, NatalCare™, Neometrics™ and Smartpack™ are non-registered trademarks of Natus and its subsidiaries. Solutions for Newborn CareSM is a non-registered service mark of Natus.

Overview

Natus is a leading provider of newborn care and neurology healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

Product Families

We offer two product families:

•

Neurology—Includes products for diagnostic electroencephalography (EEG), electromyography (EMG), diagnostic sleep analysis or polysomnography (PSG), intra-operative monitoring (IOM), and transcranial doppler ultrasound technology.

•

Newborn Care—Includes products for newborn care including hearing screening, brain injury, thermoregulation, jaundice management, and various disposable products, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

Neurology

Our diagnostic and monitoring systems and supplies for the neurology markets represent a comprehensive line of products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, including monitoring of patients during surgery, while under sedation, in post-operative care, and in intensive care units. Our neurology products include:

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

Diagnostic EEG and Long-term Monitoring

We design, manufacture, and market a full line of instruments and supplies used to help diagnose the presence of seizure disorders and epilepsy, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain, and assist in surgical planning. This type of testing is also done to diagnose brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses (EEGs) as well as other physiological signals needed to support clinical findings. Routine clinical EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists, neurophysiologists and epileptologists review and interpret the results.

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

•	NeuroWorks; Ceegraph; Coherence; Harmonie; NicoletOne. Our EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory

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

Newborn Care

Our newborn care products represent a comprehensive line of products that are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care, and other products used in newborn through adult populations. Our newborn care products include:

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

Auditory brainstem response (“ABR”).    ABR technology is the most accurate and comprehensive method for screening and diagnosing hearing impairment. ABR technology is based on detecting the brain’s electric impulses resulting from a specific auditory stimulus. ABR screening devices detect and analyze the brainwave response resulting from audible click stimuli presented to the infant’s ears. Automated Auditory Brainstem Response (“AABR”) devices were developed to automatically analyze the ABR waveform resulting from the auditory stimuli with computerized detection algorithms and statistical analysis. These devices can be used by any level of hospital personnel with a minimal amount of training and will deliver a clinically valid and accurate screen. The detection algorithms indicate a PASS or REFER result that requires no interpretation, thereby reducing staffing requirements, test times, and total hearing screening program costs. A REFER test result indicates that the patient should be referred to an Audiologist or further diagnostic evaluation.

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

Diagnostic Hearing Assessment

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

Segment and Geographic Information

We operate in one reportable segment, which we have presented as the aggregation of our neurology and newborn care product families. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders.

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

Revenue by Product Family and Product Category

For the years ended December 31, 2013, 2012 and 2011, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2013	2012	2011
Neurology	65%	56%	43%
Newborn Care	35%	44%	57%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
Devices and Systems	60%	60%	63%
Supplies and Services	40%	39%	35%
Other	0%	1%	2%

Total	100%	100%	100%

In 2013, 2012 and 2011, sales to no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

As of December 31, 2013, our backlog was approximately $12.3 million, compared to $10.7 million at December 31, 2012 and $8.2 million at December 31, 2011.

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

Domestic revenue as a percent of total revenue was 58%, 56%, and 56% in 2013, 2012 and 2011, respectively.

International Direct and Distributor Sales

We sell some of our products outside the U.S. through direct sales channels in Canada and in the French and German speaking regions of Europe, in Denmark, and in parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.

International revenue as a percent of total revenue was 42%, 44%, and 44% in 2013, 2012 and 2011, respectively.

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

Seasonality in Revenue

We experience seasonality in our revenue. Our revenue typically drops from our fourth quarter to our first quarter. Our seasonality results from the purchasing habits of our hospital-based customers, whose purchases are often governed by calendar year budgets.

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO“s), which negotiate volume purchase agreements for member hospitals, group practices, and other clinics. Direct purchases by GPO members accounted for approximately 7%, 10% and 12% of our revenue in 2013, 2012 and 2011, respectively.

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

Our research and development expenses were $32.1 million or 9.3% of total revenue in 2013, $30.0 million or 10.3% of total revenue in 2012, and $25.6 million or 11% of total revenue in 2011.

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

Employees

On December 31, 2013, we had approximately 943 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 17, 2014:

Name	Age	Position(s)
James B. Hawkins	58	President and Chief Executive Officer
Jonathan Kennedy	43	Senior Vice President and Chief Financial Officer
Austin F. Noll, III	47	Vice President and General Manager, Neurology SBU
Kenneth M. Traverso	53	Vice President and General Manager, Newborn Care SBU
Ajay A. Bhave	57	Vice President of Global Engineering
D. Christopher Chung, M.D.	50	Vice President Medical Affairs, Quality & Regulatory

James B. Hawkins has served as President and Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004, and as President from April 2004 through January 2011 and from June 2013 to present. In addition, he currently serves as a director of the Digirad Corporation and at IRIDEX Corporation. Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and a Director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor, from August 1985 through January 2004. Mr. Hawkins also served as Secretary of Invivo from July 1986 until January 2004. He earned his undergraduate degree in Business Commerce from Santa Clara University and holds a Masters of Business Administration degree from San Francisco State University

Jonathan Kennedy joined Natus in April 2013 as Senior Vice President and Chief Financial Officer. Mr. Kennedy was previously employed by Intersil Corporation, where he served as Senior Vice President and Chief Financial Officer from April 2009 to March 2013, Interim Chief Financial Officer from December 2008 to April 2009, Corporate Controller from April 2005 to December 2008, and Director of Finance from June 2004 to April 2005. Prior to that time Mr. Kennedy served as Director of Finance and Information Technology of Alcon,

Inc. from July 2000 to June 2004 and held various finance and information technology positions at Autonomous Technologies and Harris Corporation. He received a Bachelor of Science degree in Business Administration and a Masters in Science in Accounting from University of Central Florida. Mr. Kennedy is a certified public accountant.

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

Ajay A. Bhave joined Natus in August 2011 as Vice President of Global Engineering. Mr. Bhave has over 28 years’ experience as an Engineering & Technology and Operations leader. Mr. Bhave most recently served as the Global Advanced Manufacturing Technology leader for probes used in high end diagnostic ultrasound equipment at General Electric Healthcare, a division of General Electric. From 1990 to 2011, Mr. Bhave held various positions of responsibilities, starting as an acoustic design engineer with subsequent senior management positions in engineering & technology, supply chain management and plant operations, both at the local as well as global level at General Electric Healthcare. From 1988 to 1990, Mr. Bhave was a senior engineer responsible for medical probes development at Staveley Sensors Inc., based out of Hartford, CT. From 1984 to 1998, Mr. Bhave was a senior engineer responsible for design and applications development of ultrasound probes used for non-destructive testing (NDT) in the Nuclear and Oil & Gas industry. Mr. Bhave has a Master’s degree in Mechanical Engineering from the University of Lowell, Massachusetts.

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

Previously we have assumed, and may in the future enter into, contingent obligations associated with earnout provisions in some of our acquisitions. We believe these provisions help us to negotiate mutually agreeable purchase terms between us and the sellers. However, a disagreement between us and a seller about the terms of an earnout provision could result in our paying more for an acquisition than we intended. For example, such disagreements arose in connection with our acquisitions of Alpine Biomed and Schwarzer Neurology. Although we resolved these disputes under terms that were not unfavorable to us, we cannot be assured of such outcomes in the future.

We used a significant portion of our existing cash resources, in addition to borrowing under our credit facility, to complete the acquisition of the Nicolet business from CareFusion in 2012. This usage of cash had a short term adverse impact on our liquidity, and forced us to place more reliance on cash flow from operations for our liquidity. For future acquisitions where existing cash resources are used to fund the acquisition, if our cash flow from operations is not sufficient for our needs, our business could be adversely impacted.

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

If we fail to successfully manage the combined operations of Natus and the businesses we have acquired, we may not realize the potential benefits of our acquisitions. Our corporate headquarters are located in San Carlos, California. We also have the following operating divisions: Olympic in Washington; Neurocom in Oregon; Bio-logic in Illinois; Embla and Neometrics in New York; Nicolet in Wisconsin; Xltek in Canada; Medix in Argentina; Alpine Biomed in Denmark; Fischer-Zoth, Schwarzer Neurology, IT-Med, and Alpine Biomed Germany (collectively “Natus Europe”) in Germany; and Deltamed and Alpine Biomed France (collectively “Natus France”) in France. If we fail to manage these disparate operations effectively, our results of operations could be harmed, employee morale could decline, key employees could leave, and customers could cancel existing orders or choose not to place new ones. In addition, we may not achieve the synergies or other benefits of these and future acquisitions that we anticipate. We may encounter the following additional difficulties and delays involved in integrating and managing these operations, and the operations of companies we may acquire:

•	Failure of customers to continue using the products and services of the combined company;

•	Failure to successfully develop the acquired technology into the desired products or enhancements;

•	Assumption of unknown liabilities;

•	Failure to understand products or technologies with which we have limited previous experience;

•	Failure to compete effectively in new markets;

•	Decreased liquidity, restrictive bank covenants, and incremental financing costs associated with debt we may incur to complete future acquisitions; and

•	Diversion of the attention of management from other ongoing business concerns.

•	Our reported operating results may suffer because of impairment charges incurred to write down the carrying amount of intangible assets, including goodwill, generated as a result of the acquisitions.

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

If we are not able to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We reported a material weakness in our internal control over financial reporting for the year ended December 31, 2012. We remediated this material weakness in 2013 and had no material weaknesses as of December 31, 2013. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.

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

For example, we recently implemented the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence. In 2012 we implemented this application in our North American operations, exclusive of the operations of Nicolet. We faced unexpected challenges in preparing our financial statements on a timely basis for the third and fourth quarters of 2012, and the first quarter of 2013 that were resolved only by devoting additional resources to the close. We may experience difficulties in the implementation of the ERP in our operations outside of North America, a portion of which will occur in early 2014, and we may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. We will continue to incur additional costs associated with stabilization and ongoing development of the new platform. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Until we have completed this world wide implementation, we will be dependent on multiple platforms.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values which could lead to potential impairment charges that could impact our operating results. For example, in 2011 we recorded a $20 million goodwill impairment charge related to our Neurology reporting unit.

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

•	Changes in federal, state and third-party payer reimbursement policies for our products; and

•	Repeal of laws requiring universal newborn hearing screening and metabolic screening.

Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 7%, 10% and 12% of our total revenue during 2013, 2012 and 2011, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.

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

Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated

We currently rely on our distributors or sub-distributors for a majority of our sales outside the U.S. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. Our contracts with our distributors or sub-distributors do not assure us significant minimum purchase volume. If a contract with a distributor or sub-distributor is terminated for cause or by us for convenience, the distributor or sub-distributor will have no obligation to purchase products from us. We intend to continue our efforts to increase our sales in Europe, Japan, and other developed countries. If we fail to sell our products through our international distributors, we would experience a decline in revenues unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.

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

•

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

An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber incident or a deficiency in our cybersecurity, may result in a loss of business or damage to our reputation.

We rely on communications, information and manufacturing systems to conduct our business. Any failure, interruption or cyber incident of these systems could result in failures or disruptions in our customer relationship management or product manufacturing. A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data, or steal confidential information. The occurrence of any failures, interruptions or cyber incidents could result in a loss of customer business or reputation and have a material effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties

Our corporate headquarters are located in San Carlos, California, in facilities covering 26,300 square feet pursuant to a lease that expires in June 2015.

We also utilize the following properties:

Company-owned Facilities:

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially research and development;

•	26,000 square feet in Mundelein, Illinois, utilized substantially manufacturing;

•	116,000 square feet in Buenos Aires, Argentina, utilized substantially for manufacturing;

•	42,600 square feet in Gort, Ireland, utilized substantially for manufacturing;

•	6,400 square feet in Old Woking, England, utilized substantially for research and development.

Leased Facilities:

Following is a listing of our most significant leased properties; we have a number of smaller facilities under lease in various countries where we operate.

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2014, that is utilized substantially for manufacturing;

•	65,000 square feet in Middleton, Wisconsin, pursuant to a lease that expires in September 2014 that is utilized for manufacturing;

•	100,000 square feet in Middleton, Wisconsin, pursuant to a lease that commences in May 2014 and expires in April 2024 that will be utilized for manufacturing;

•	19,800 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six-month notice that is utilized for manufacturing;

•	43,000 square feet in Planegg, Germany, pursuant to a lease that expires in December 2021 that is utilized substantially for manufacturing.

ITEM 3.	Legal Proceedings

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

	High	Low
Fiscal Year Ended December 31, 2013:
Fourth Quarter	$23.03	$13.61
Third Quarter	14.29	11.78
Second Quarter	15.11	12.13
First Quarter	13.78	11.46

Fiscal Year Ended December 31, 2012:
Fourth Quarter	$13.10	$10.47
Third Quarter	13.36	11.71
Second Quarter	12.31	10.10
First Quarter	11.95	9.88

As of March 14, 2014, there were 31,904,463 shares of our common stock issued and outstanding and held by approximately 35 stockholders of record. We estimate that there are approximately 7,100 beneficial owners of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Based on the terms of our Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”), we are prevented from paying dividends without the prior approval of the bank.

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

The following graph shows a comparison, from January 1, 2008 through December 31, 2013, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2008	2009	2010	2011	2012	2013
Natus Medical Inc.	Return %		14.21	-4.12	-33.50	18.35	101.61
	Cum $	100.00	114.21	109.50	72.82	86.18	173.75
NASDAQ Composite-Total Returns	Return %		45.34	18.13	-0.79	17.75	40.17
	Cum $	100.00	145.34	171.70	170.34	200.57	281.14
S&P 500 Health Care Equipment Index	Return %		28.79	-2.71	-0.80	17.27	27.69
	Cum $	100.00	128.79	125.30	124.30	145.76	186.12

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for each of the years in the five-year period ended December 31, 2013, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009 and the consolidated statements of operations data for the years ended December 31, 2010 and 2009 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data (a):
Revenue	$344,112	$292,280	$232,895	$218,412	$166,425
Cost of Revenue	142,081	128,812	101,610	88,608	65,985

Gross profit	202,031	163,468	131,285	129,804	100,440

Operating expenses:
Marketing and selling	87,151	77,285	63,048	54,838	45,267
Research and development	32,073	29,966	25,580	21,278	16,721
General and administrative (b)	48,528	50,963	32,990	35,754	22,999
Goodwill impairment charge (c)	—	—	20,000	—	—

Total operating expense	167,752	158,214	141,618	111,870	84,987

Income (loss) from operations	34,279	5,254	(10,333)	17,934	15,453
Other income (expense), net	(2,716)	(835)	(74)	(190)	1,696

Income (loss) before provision for income taxes	31,563	4,419	(10,407)	17,744	17,149
Provision for income tax expense	8,685	536	772	5,804	5,721

Net income (loss)	$22,878	$3,883	$(11,179)	$11,940	$11,428

Earnings (loss) per share:
Basic	$0.76	$0.13	$(0.39)	$0.43	$0.41

Diluted	$0.74	$0.13	$(0.39)	$0.41	$0.40

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	29,993	29,031	28,565	28,092	27,651
Diluted	30,821	29,837	28,565	29,217	28,476

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$56,106	$23,057	$32,816	$29,388	$33,551
Working capital	116,690	70,265	89,497	85,657	75,835
Total assets	426,438	391,853	314,846	325,103	292,256
Long-term debt (including current portion) and short-term borrowings	38,017	32,860	898	1,001	1,163
Total stockholders’ equity	306,318	268,752	258,313	264,132	244,413

(a)

Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows:, Hawaii Medical in July 2009, Alpine Biomed in September 2009, Medix in October 2010, Embla in September 2011, Nicolet in July 2012 and Grass in February 2013.

(b)	Includes restructuring charges of $4.7 million, $8.8 million and $2.8 million in the years ended December 31, 2013, 2012 and 2011, respectively.

(c)	The $20.0 million goodwill impairment charge in 2011 is related to our Neurology reporting unit.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the accompanying footnotes. MD&A includes the following sections:

•	Our Business. A general description of our business.

•	Year 2013 Overview. A summary of key information concerning the financial results for 2013 and changes from 2012.

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Recent significant acquisitions include Nicolet in 2012 and Grass in 2013. We expect to continue to pursue opportunities to acquire other businesses in the future.

Year 2013 Overview

In 2013 we completed the purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a cash consideration of $18.6 million. The Grass product group includes clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. The addition of Grass products enhanced our existing neurology portfolio and provided new product offerings.

Our consolidated revenue increased $51.8 million for the year ended December 31, 2013 compared to 2012. Grass, acquired in February 2013, contributed to $12.8 million of incremental revenue in 2013. Nicolet, acquired in July 2012, contributed $41.7 million of incremental revenue in 2013. We experienced revenue declines across other business units in the United States, Europe, South America, and Canada in 2013.

We incurred $4.7 million of restructuring charges in 2013 as we took additional steps to improve efficiencies in operations and eliminate redundant costs from our recent acquisitions.

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

Revenue recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some domestic customers are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally shipped “ex works,” in which title and risk of loss are passed to the distributor at the shipping point.

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

For products shipped under FOB origin or ex-works terms, delivery is generally considered to have occurred when shipped. Undelivered elements in our sales arrangements, which are not considered to be essential to the functionality of a product, generally include installation or training services that are performed after the related products have been delivered. Revenue related to undelivered installation services is deferred until such time as installation is complete at the customer’s site. Revenue related to training services is recognized when the service is provided. Fair value for installation or training services is based on the price charged when the service is sold separately. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service.

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

We test our intangible assets with finite lives for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated undiscounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired.

As of October 1, 2012, Natus performed its impairment testing based on five reporting units, Natus U.S., Natus Canada, Natus Europe, Medix, and Nicolet. The reporting unit structure was driven by a combination of legal entity status and geographic proximity, as a result of a series of strategic acquisitions. Each business unit functioned through its individual management team and measured its performance against its individual annual budget. This reporting unit structure was not based upon similar economic characteristics including product mix.

As of January 1, 2013, the Company completed and launched its internal realignment into two strategic business units, Neurology and Newborn Care. We believe that these are the applicable reporting units for these analyses based upon economic characteristics including customer base, sales force, vendor base, product mix, manufacturing/subassembly process, product distribution processes, regulatory environment and related inventory characteristics. The Company performed an impairment test under the old structure at the annual test date of October 1, 2012. Effective with first quarter of 2013, the Company transitioned to the new strategic business unit reporting structure.

The determination of whether any potential impairment of goodwill exists is based upon a two-step process. In the first step, the fair value of the reporting unit is compared to the reporting unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value of the reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first step indicates that the carrying value exceeds the fair value, a second step is performed to determine the amount of the goodwill impairment loss, if any.

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

To determine the estimated fair value of reporting units, two valuation methodologies are utilized: (i) discounted cash flow analyses, and (ii) guideline publicly-traded companies. The valuations indicated by these methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization (i.e. EBITDA) and terminal values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization.

As of the October 1, 2013 testing date, we determined that goodwill was not impaired; however, we determined that certain trade names were impaired and we recorded an impairment charge of $1.5 million.

Key assumptions used to determine the fair value were: (i) expected cash flow for the period from October 1, 2013 to December 31, 2022; and (ii) discount rates for the respective reporting units which were 14% and were based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

Because the fair values of our reporting units significantly exceeded their book value as of October 1, 2013, we did not perform sensitivity analysis as part of the annual impairment test.

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

	Percent of Revenue
	Years Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	41.3	44.1	43.6

Gross profit	58.7	55.9	56.4

Operating expenses:
Marketing and selling	25.3	26.4	27.1
Research and development	9.3	10.3	11.0
General and administrative	14.1	17.4	14.2
Goodwill impairment charge	—	—	8.6

Total operating expenses	48.7	54.1	60.8

Income (loss) from operations	10.0	1.8	(4.4)
Other income (expense), net	(0.8)	(2.9)	(0.0)

Income (loss) before provision for income tax	9.2	1.5	(4.5)
Income tax provision	2.5	1.8	0.3

Net income (loss)	6.6%	1.3%	(4.8)%

Acquisitions

We completed three significant acquisitions during 2013, 2012 and 2011, and the timing of these acquisitions had an impact on the comparison of our results of operations for the years ended December 31, 2013, 2012 and 2011.

Comparison of 2013 and 2012

Revenue

For the year ended December 31, 2013, our consolidated revenue increased by $51.8 million, or 17.7% to $344.1 million, compared to $292.3 million for the year ended December 31, 2012. The increase was attributable to our recent acquisitions. Grass, acquired in February 2013, contributed $12.8 million of revenue in 2013. Nicolet, acquired in July 2012, contributed $41.8 million of incremental revenue in 2013. Revenue from our products other than Grass and Nicolet experienced a decrease of $2.7 million from the prior year, driven by Newborn Care.

Revenue from our neurology products increased $55.6 million, or 33.1% to $223.7 million in the year ended December 31, 2013, compared to $168.1 million in 2012. Revenue from our neurology products, other than

Grass and Nicolet products, increased by $1.1 million in 2013 compared to 2012, primarily attributable to an increase in sales of our EEG products. Revenue from our newborn care products decreased by $3.8 million, or 3% to $120.4 million in 2013, compared to $124.2 million in 2012. This decline was primarily attributed to lower sales of newborn and diagnostic hearing, balance monitoring and devices in Europe and North America.

Revenue from neurology devices and systems was $139.0 million in 2013, representing an increase of 28.6% or $30.9 million, from $108.1 million reported in 2012. Grass contributed $7.6 million of the increase in neurology devices and systems. Nicolet contributed $23.8 million of incremental revenue to neurology devices and systems. Revenue from newborn care and other devices and systems was $66.6 million in 2013, representing a decrease of 9% or $6.6 million, from $73.2 million reported in 2012. This decline in sales of newborn care devices and systems revenue was comprised of newborn hearing, balance monitoring and distributed product revenue.

Revenue from devices and systems was 59.8% of consolidated revenue in 2013 compared to 62% of total revenue in 2012.

Revenue from neurology supplies and services was $84.6 million in 2013, representing an increase of 41% or $24.6 million, from $60.0 million reported in 2012. Grass contributed $5.1 million of the increase in neurology supplies and services in 2013. Nicolet contributed incremental revenue of $18.0 million of the increase in neurology supplies and services. Neurology supplies and services revenue other than Grass and Nicolet increased by $1.5 million in the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily attributable to services provided both domestically and internationally. Revenue from newborn care supplies and services was $53.8 million in 2013, representing an increase of 5.5% or $2.8 million, from $51.2 million reported in 2012. This increase was comprised of both domestic newborn care supplies and services revenue.

Revenue from supplies and services was 40.2% of consolidated revenue in 2013 compared to 38% of total revenue in 2012.

No single customer accounted for more than 10% of our revenue in either 2013 or 2012. Revenue from domestic sales increased 22.5% to $199.6 million in 2013, from $163.0 million in 2012. Revenue from international sales increased 11.8% to $144.5 million in 2013, compared to $129.3 million in 2012. Revenue from domestic sales was 58% of total revenue in 2013 compared to 56% of total revenue in 2012, and revenue from international sales was 42% of total revenue in 2013 compared to 44% of total revenue in 2012.

Cost of Revenue and Gross Profit

Our cost of revenue increased $13.3 million, or 10.3% to $142.1 million in 2013, from $128.8 million in 2012. Of this increase, $9.9 million was incremental cost from Grass and Nicolet. Gross profit increased $38.5 million, or 23.6%, to $202.0 million in 2013 from $163.5 million in 2012 due to the overall growth in revenue and also as a result of our improved margins associated with product mix. Gross profit as a percentage of revenue was 58.7% in 2013 and 55.9% in 2012. The increase in gross profit as a percentage of revenue was the result of a higher percentage of sales of neurology products which generally carry higher margins than our other products.

Operating Costs

Total operating costs increased $9.6 million, or 6% to $167.8 million in 2013, from $158.2 million in 2012. The operating expense of Grass and the incremental expense of Nicolet contributed to $17 million in operating costs. We recorded $4.7 million of restructuring charges in 2013 compared to $5.2 million in 2012. These amounts were offset by reduced employee compensation costs resulting from the additional restructuring activities implemented in mid 2013.

Our marketing and selling expenses increased $9.9 million, or 12.8% to $87.2 million in 2013, from $77.3 million in 2012. Marketing and selling expenses as a percent of total revenue decreased to 25.3% in 2013 from 26.4% in 2012. The marketing and selling expenses of Grass and the incremental marketing and selling expenses of Nicolet were $10.7 million. The remainder of the increase in marketing and selling expenses was primarily related to higher sales commission and sales related costs associated with the increase in our revenue.

Our research and development expenses increased $2.1 million, or 7% to $32.1 million in 2013 from $30.0 million in 2012. Research and development expenses as a percent of total revenue decreased to 9.3% in 2013 from 10.3% in 2012. The research and development expenses of Grass and the incremental research and development expenses of Nicolet were $4.6 million, offset by lower employee compensation costs resulting from additional cost cutting activities initiated in 2013.

Our general and administrative expenses decreased $2.4 million, or 4.7% to $48.5 million in 2013 from $51.0 million in 2012. General and administrative expenses as a percent of revenue decreased from 17.4% in 2012 to 14.1% in 2013. The general and administrative expense of Grass and the incremental general and administrative expenses of Nicolet resulted in a net reduction of $(0.4) million. The overall reductions in general and administrative expenses were due to $7.3 million reduction in severance expenses offset by increased external audit fees of $1.2 million and increased expenses related to our Oracle implementation of $1.6 million.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(2.7) million in 2013, compared to $(835,000) in 2012. Investment income of $32,456 in 2013 was $23,411 less than the amount reported for 2012. We reported $1.4 million of foreign currency exchange losses in 2013 versus $220,305 of foreign exchange losses in 2012. This increase was driven primarily by foreign denominated sales from our Nicolet business in Europe. Interest expense was $1.7 million in 2013 compared to $489,000 in 2012 due to increased interest associated with the increase in our term loan from Wells Fargo.

Provision for Income Tax

We recorded income tax expense of $8.7 million and $536,000 in 2013 and 2012, respectively. Our effective tax rate was 27.5% and 12.1% for the years ended December 31, 2013 and 2012, respectively. The higher income tax expense in 2013 is primarily the result of significantly higher pretax earnings. The higher effective tax rate in 2013 compared with 2012 is primarily due to income tax benefits recorded in 2012 as a result of expiration of the statute of limitations on uncertain tax positions for which no similar benefit was taken in 2013. Other significant items impacting the provision for income taxes in 2013 was the income tax benefits derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013.

Comparison of 2012 and 2011

Revenue

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

Revenue from our neurology products increased $63.9 million, or 61.3% to $168.1 million in the year ended December 31, 2012, compared to $104.2 million in 2011. Revenue from our neurology products, other than Nicolet and Embla products, decreased by $4.4 million in 2012 compared to 2011. This decline was attributable to weak economic conditions in Europe and to our emphasizing the sales of our newly acquired neurology products. Revenue from our newborn care products decreased by $4.5 million, or 3.5% to $124.2 million in 2012, compared to $128.7 million in 2011. This decline was primarily attributed to lower sales of newborn and diagnostic hearing, balance monitoring and supplies.

Revenue from neurology devices and systems was $108.1 million in 2012, representing an increase of 42.6% or $32.3 million, from $75.8 million reported in 2011. Nicolet and Embla contributed to $32.6 million of the increase in neurology devices and systems. Revenue from newborn care and other devices and systems was $73.2 million in 2012, representing a decrease of 5.7% or $4.4 million, from $77.6 million reported in 2011. This decline in newborn care devices and systems revenue was comprised of newborn hearing, balance monitoring and distributed product revenue.

Revenue from devices and systems was 62% of consolidated revenue in 2012 compared to 65.9% of total revenue in 2011.

Revenue from neurology supplies and services was $60.0 million in 2012, representing an increase of 105% or $31.5 million, from $28.5 million reported in 2011. Nicolet and Embla contributed to $36 million of the increase in neurology supplies and services. Neurology supplies and services revenue other than Nicolet and Embla decreased by $4.5 million in the year ended December 31, 2012 compared to the year ended December 31, 2011. This decline was primarily attributable to weak economic conditions in Europe. Revenue from newborn care supplies and services was $51.0 million in 2012, no change from the $51.0 million reported in 2011. This increase was driven by domestic newborn care supplies and services revenue.

Revenue from supplies and services was 38% of consolidated revenue in 2012 compared to 34.1% of total revenue in 2011.

No single customer accounted for more than 10% of our revenue in either 2012 or 2011. Revenue from domestic sales increased 24% to $163.0 million in 2012, from $131.3 million in 2011. Revenue from international sales increased 27% to $129.3 million in 2012, compared to $101.6 million in 2011. Revenue from domestic sales was 55.9% of total revenue in 2012 compared to 56.4% of total revenue in 2011, and revenue from international sales was 44% of total revenue in 2012 compared to 44% of total revenue in 2011. Freight revenue was 1% of total revenue in 2012 compared to 2% of total revenue in 2011.

Cost of Revenue and Gross Profit

Our cost of revenue increased $27.2 million, or 27%, to $128.8 million in 2012, from $101.6 million in 2011. Of this increase, $27.1 million was attributable to Nicolet and Embla. Gross profit increased $32.2 million, or 25%, to $163.5 million in 2012 from $131.3 million in 2011 also as a result of our increased sales. Gross profit as a percentage of revenue was 55.9% in both 2012 and and 56.4% 2011.

Operating Costs

Total operating costs increased $16.6 million, or 12%, to $158.2 million in 2012, from $141.6 million in 2011.The operating expense of Nicolet and the incremental expense of Embla contributed to $28.1 million in operating costs and we recorded $8.8 million of restructuring charges. These increases were partially offset by reduced employee compensation costs resulting from the restructuring activities implemented early in 2012. In 2011 we recorded a $20.0 million goodwill impairment charge related to our Neurology reporting unit for which there was no similar charge in 2012.

Our marketing and selling expenses increased $14.2 million, or 23%, to $77.3 million in 2012, from $63.0 million in 2011. Marketing and selling expenses as a percent of total revenue decreased to 26.4% in 2012 from 27.1% in 2011. The marketing and selling expenses of Nicolet and the incremental expenses of Embla were $12.8 million. The remainder of the increase in marketing and selling expenses was primarily related to higher sales commission and sales related costs associated with the increase in our revenue, $724,000 of amortization of backlog recognized through purchase accounting associated with the Nicolet acquisition, and a $560,000 impairment charge of certain trade names.

Our research and development expenses increased $4.4 million, or 17%, to $30.0 million in 2012 from $25.6 million in 2011. Research and development expenses as a percent of total revenue decreased to 10.3% in 2012 from 11% in 2011. The research and development expenses of Nicolet and the incremental expense of Embla were $6.1 million, partially offset by lower employee compensation costs resulting from cost cutting activities initiated early in 2012.

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

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(835,000) in 2012, compared to $(74,000) in 2011. Investment income of $56,000 in 2012 was $28,000 more than the amount reported for 2011. We reported $220,305 of foreign currency exchange losses in 2012 versus $15,000 of foreign exchange gains in 2011. Interest expense was $489,000 in 2012 compared to $268,000 in 2011 due primarily to borrowings to fund the Nicolet acquisition.

Provision for Income Tax

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

As of December 31, 2013, we had cash and cash equivalents of $56.1 million, stockholders’ equity of $306.3 million, and working capital of $116.7 million compared with cash and cash equivalents of $23.1 million, stockholders’ equity of $268.8 million, and working capital of $70.3 million as of December 31, 2012. The $46.4 million increase in working capital from December 31, 2012 to December 31, 2013 resulted primarily from a $33.0 million increase in cash and cash equivalents and refinancing $11.3 million of short-term borrowings to long-term debt. We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating and capital requirements for the foreseeable future.

As of December 31, 2013, our foreign subsidiaries held cash and short term investment of approximately $30.0 million out of the total cash and short term investment of $56.1 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated. If the foreign earnings were repatriated, the cash and short term investments available for other foreign financing activities will be reduced by the foreign taxes paid on the repatriation of earnings in these regions. We do not intend to repatriate the funds for U.S. operations and we have positive cash balances in the U.S. subsidiaries. To add the liquidity of the U.S. operational needs, we have a line of credit with Wells Fargo Bank to support domestic cash needs. We do not foresee to repatriate the foreign funds for the U.S. operations.

At December 31, 2013 we had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

Comparison of 2013 and 2012

Cash provided by operations increased by $17.2 million for the year ended December 31, 2013 to $36.6 million, compared to $19.4 million in 2012. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, goodwill and intangible asset impairment charges, and share based compensation was approximately $42.7 million in 2013 due to a greater focus on operational efficiency, compared to $27 million in 2012. The aggregate impact of changes in certain operating assets and liabilities was a cash outflow of $5.9 million in 2013 compared to a cash outflow of $7.7 million in 2012.

Cash used in investing activities was $22.3 million for the year ended December 31, 2013, compared to $62.5 million in 2012. We used $1.8 million of cash to acquire property and equipment during the year ended December 31, 2013 and $2.2 million to acquire property and equipment during the year ended December 31, 2012. We used $1.9 million of cash to acquire intangible assets during the year ended December 31, 2013 and $5.0 million to acquire intangible assets during the year ended December 31, 2012. We used $18.6 million of cash to acquire other businesses during the year ended December 31, 2013 compared with $55.1 million during the year ended December 31, 2012.

Cash provided by financing activities was $17.25 million in the year ended December 31, 2013 and $33.4 million in the year ended December 31, 2012. In 2013 under our short-term borrowing arrangement we borrowed $18.0 million relating to the funding of the Grass acquisition and $4.0 million for working capital. During the second quarter of 2013, we borrowed $35.3 million under our Wells Fargo facility in connection refinancing and used substantially all the proceeds from the new loan agreement to repay $33.3 of short-term borrowing obligations. We repaid $18.9 million and $4.4 million under term loan agreements in the years ended December 31, 2013 and 2012, respectively. We received cash from sales of our stock pursuant to our stock awards plans and our employee stock purchase plan in the amount of $9.0 million and $1.9 million in the years ended December 31, 2013 and 2012, respectively. Our after-tax cost of stock-based compensation was an excess tax benefit of $3.1 million in 2013 and an expense of $(381,000) in 2012.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space and equipment, leased vehicles and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2013 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$29,366	$27,957	$1,341	$68	$—
Operating and financing lease obligations	22,377	4,254	7,338	1,993	8,792
Long-term debt (including current portion and interest)	39,288	11,122	28,166	—	—

Total	$91,031	$43,333	$36,845	$2,061	$8,792

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2013.

Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2013.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2013, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2013. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2013. We had no other off-balance sheet arrangements during any of fiscal 2013, 2012 or 2011 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ended December 31, 2013. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.

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

	Quarters Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share)
Revenue	$90,636	$85,392	$82,250	$85,834	$90,821	$81,019	$61,032	$59,408
Cost of revenue	37,563	34,058	33,859	36,601	39,575	36,456	26,695	26,086

Gross profit	53,073	51,334	48,391	49,233	51,246	44,563	34,337	33,322
Gross profit percentage	58.6%	60.1%	58.8%	57.4%	56.4%	55.0%	56.2%	56.1%
Operating expenses:
Marketing and selling	22,770	20,337	21,848	22,196	22,592	21,805	16,245	16,643
Research and development	7,699	7,536	8,626	8,212	8,122	8,513	6,585	6,746
General and administrative	8,480	14,323	11,759	13,966	11,757	18,811	10,890	9,505

Total operating expenses	38,950	42,196	42,233	44,374	42,471	49,129	33,720	32,894

Income (loss) from operations	14,124	9,138	6,158	4,859	8,775	(4,566)	617	428
Other income (expense), net	(1,279)	(580)	(523)	(334)	(1,094)	(218)	297	180

Income (loss) before provision (benefit) for income tax	12,844	8,558	5,635	4,525	7,681	(4,784)	914	608
Provision for income tax expense (benefit)	3,716	2,271	1,615	1,083	2,664	(3,037)	590	319

Net income (loss)	$9,129	$6,287	$4,020	$3,442	$5,017	$(1,747)	$324	$289

Earnings (loss) per share:
Basic	$0.30	$0.21	$0.14	$0.12	$0.17	$(0.06)	$0.01	$0.01

Diluted	$0.29	$0.20	$0.13	$0.11	$0.17	$(0.06)	$0.01	$0.01

Weighted average shares used in the calculation of net earnings (loss) per share:
Basic	30,495	30,096	29,666	29,570	29,282	29,062	28,921	28,856
Diluted	31,458	30,790	30,468	30,319	29,974	29,062	29,697	29,533

We acquired Grass in February 2013 and Nicolet in July 2012. Results of operations of each of the acquired entities are included in the above table from the date of acquisition forward.

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

Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.

Inherent Limitations Over Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Natus have been detected.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework established in 1992 (“COSO Framework”). Based on our evaluation under the criteria set forth in the COSO Framework and the preparation of financial statements in accordance with GAAP, our management concluded that as of December 31, 2013 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.

We excluded from our assessment the internal control over financial reporting of the Grass business, which was acquired in February 2013, whose financial statements constitute 5.3% of total assets and 3.7% of total revenues of the consolidated financial statement accounts as of and for the year ended December 31, 2013.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the Consolidated Financial Statements and financial statement schedule included in this annual report. They also audited our internal control over financial reporting as of December 31, 2013 as stated in their report included in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, we implemented internal control procedures to address a previously identified material weakness in our financial reporting process. These internal controls procedures we have developed and implemented are new control procedures surrounding our ERP application which includes but is not limited to the following: (i) devoting additional resources to enabling processes associated with the financial close that were not operating as designed, (ii) revising user roles to provide adequate separation of duties, appropriate approval levels, and review of manual transaction details, and (iii) developing detailed reports to facilitate accurate account analyses and timely reconciliation of accounts. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2013

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated San Carlos, California

We have audited the internal control over financial reporting of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Grass Technologies Product Group, which was acquired on February 2, 2013 and whose financial statements constitute 5.3% of total assets and 3.7% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting of the Grass Technologies Product Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule listed at Item 15(a)(2) as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 17, 2014

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

Audit Committee and Audit Committee Financial Expert

The members of the Audit Committee of our Board of Directors are Kenneth E. Ludlum, Robert A. Gunst, and William M. Moore. Our Board of Directors has determined that Kenneth E. Ludlum is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

The information required by this Item is incorporated by reference to our 2014 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan and our 2011 Employee Stock Purchase Plan as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,855,414	12.91	2,240,036
Equity compensation plans not approved by security holders	—	—	—

Total	2,855,414	12.91	2,240,036

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2014 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2014 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2014 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2014 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Deductions/ Translation	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$2,617	$—	$277	$68	$2,962
Valuation allowance	4,339	—	704	—	5,043
Accrued warranty costs	2,260	191	1,938	(1,229)	3,160
Year ended December 31, 2012
Allowance for doubtful accounts	$941	$—	$1,676	$—	$2,617
Valuation allowance	3,190	—	1,149	—	4,339
Accrued warranty costs	2,157	615	1,452	(1,964)	2,260
Year ended December 31, 2011
Allowance for doubtful accounts	$1,643	$—	$—	$(702)	$941
Valuation allowance	5,739	—	—	(2,549)	3,190
Accrued warranty costs	696	1,244	1,468	(1,251)	2,157

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.5.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.6*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.7*	2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.7.1*	Form of Stock Option Award Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.7.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.7.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.8*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.8.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.11*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013.	8-K	99.1	000-33001	04/10/2013

10.12*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	08/08/2013

10.22	Fourth Amended and Restated Credit Agreement dated as of June 28, 2013 between Natus Medical Incorporated and Wells Fargo Bank, National Association.	8-K	10.1	000-33001	07/05/2013

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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

Dated: March 17, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JAMES B. HAWKINS (James B. Hawkins)	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/S/ JONATHAN KENNEDY (Jonathan Kennedy)	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014

/S/ ROBERT A. GUNST (Robert A. Gunst)	Chairman of the Board of Directors	March 17, 2014

/S/ DORIS ENGIBOUS (Doris Engibous)	Director	March 17, 2014

/S/ KENNETH E. LUDLUM (Ken Ludlum)	Director	March 17, 2014

/S/ WILLIAM M. MOORE (William M. Moore)	Director	March 17, 2014

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 17, 2014

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$56,106	$23,057
Accounts receivable, net of allowance for doubtful accounts of $2,962 and $2,617	82,110	89,960
Inventories	37,685	40,756
Prepaid expenses and other current assets	11,904	6,379
Deferred income tax	8,956	8,719

Total current assets	196,761	168,871
Property and equipment, net	23,295	26,512
Intangible assets, net	98,820	96,594
Goodwill	97,238	92,048
Other assets	10,324	7,828

Total assets	$426,438	$391,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,777	$32,537
Short-term borrowings	—	11,300
Current portion of long-term debt	10,517	8,526
Accrued liabilities	26,831	32,938
Deferred revenue	12,946	13,305

Total current liabilities	80,071	98,606
Long-term liabilities
Other liabilities	2,845	3,038
Long-term debt	27,500	13,034
Deferred income tax	9,704	8,423

Total liabilities	120,120	123,101

Commitments and contingencies (Note 18)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 31,401,602 in 2013 and 30,106,933 in 2012	292,055	275,395
Retained earnings	34,516	11,638
Accumulated other comprehensive (loss)	(20,253)	(18,281)

Total stockholders’ equity	306,318	268,752

Total liabilities and stockholders’ equity	$426,438	$391,853

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$344,112	$292,280	$232,895
Cost of revenue	142,081	128,812	101,610

Gross profit	202,031	163,468	131,285

Operating expenses:
Marketing and selling	87,151	77,285	63,048
Research and development	32,073	29,966	25,580
General and administrative (a)	48,528	50,963	32,990
Goodwill impairment charge	—	—	20,000

Total operating expenses	167,752	158,214	141,618

Income (loss) from operations	34,279	5,254	(10,333)
Other income (expense), net	(2,716)	(835)	(74)

Income (loss) before provision for income tax	31,563	4,419	(10,407)
Provision for income tax	8,685	536	772

Net income (loss)	$22,878	$3,883	$(11,179)

Foreign currency translation adjustment	(1,972)	(1,340)	(3,267)

Comprehensive income (loss)	$20,905	$2,543	$(14,446)

Net income (loss) per share:
Basic	$0.76	$0.13	$(0.39)

Diluted	$0.74	$0.13	$(0.39)

Weighted average shares used in the calculation of net income (loss) per share:
Basic	29,993	29,031	28,565

Diluted	30,821	29,837	28,565

(a)	Includes restructuring charges of $4.7 million, $8.8 million and $2.8 million in the years ended December 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	28,922,667	258,872	18,934	(13,674)	264,132
Tax expense of options exercises		(160)			(160)
Vesting of restricted stock units	21,375	—			—
Net issuance of restricted stock awards	216,162	—			—
Employee stock purchase plan	84,414	859			859
Stock-based compensation expense		6,468			6,468
Exercise of stock options	194,654	1,460			1,460
Foreign currency translation adjustment				(3,267)	(3,267)
Net loss			(11,179)		(11,179)

Balances, December 31, 2011	29,439,272	267,499	7,755	(16,941)	258,313
Tax expense of options exercises		(381)			(381)
Vesting of restricted stock units	7,075	—			—
Net issuance of restricted stock awards	350,015	—			—
Employee stock purchase plan	85,699	807			807
Stock-based compensation expense		6,420			6,420
Exercise of stock options	224,872	1,050			1,050
Foreign currency translation adjustment				(1,340)	(1,340)
Net income			3,883		3,883

Balances, December 31, 2012	30,106,933	275,395	11,638	(18,281)	268,752
Tax benefit of options exercises		1,601			1,601
Vesting of restricted stock units	6,224
Net issuance of restricted stock awards	159,935	—			—
Employee stock purchase plan	69,780	1,061			1,061
Stock-based compensation expense		5,919			5,919
Exercise of stock options	1,058,730	8,079			8,079
Foreign currency translation adjustment				(1,972)	(1,972)
Net income			22,878		22,878

Balances, December 31, 2013	31,401,602	$292,055	$34,516	$(20,253)	$306,318

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$22,878	$3,883	$(11,179)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	277	1,319	(358)
Excess tax (benefit)/expense on the exercise of stock options	(3,109)	381	160
Depreciation and amortization	12,848	12,615	10,192
Goodwill impairment charge	—	—	20,000
Impairment of intangible assets	1,500	560	700
Loss on disposal of property and equipment	292	414	267
Warranty reserve	1,938	1,452	1,468
Change in fair value of contingent obligation	—	—	2,000
Share-based compensation	6,078	6,420	6,468
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	9,357	(22,031)	3,673
Inventories	(2,298)	5,117	3,741
Other assets	(6,899)	(686)	714
Accounts payable	(1,387)	11,311	(7,062)
Accrued liabilities	(5,413)	5,135	(7,138)
Deferred revenue	(768)	1,712	2,112
Deferred taxes	1,503	(8,210)	(3,006)

Net cash provided by operating activities	36,797	19,392	22,752

Investing activities:
Acquisition of businesses, net of cash acquired	(18,600)	(55,123)	(15,072)
Acquisition of property and equipment	(1,825)	(2,246)	(4,180)
Acquisition of intangible assets	(1,875)	(5.094)	(825)
Purchases of long-term investments	—	—	(300)
Sales of short-term investments	—	—	1,005

Net cash used in investing activities	(22,300)	(62,463)	(19,372)

Financing activities:
Proceeds from stock option exercises and ESPP	8,981	1,857	2,319
Excess tax benefit (expense) on the exercise of stock options	3,109	(381)	(160)
Proceeds from short-term borrowings	22,000	11,300	2,553
Payment of short-term borrowings	(33,300)	—	—
Proceeds from long-term borrowings	35,383	25,000	—
Payments of long-term borrowings	(18,926)	(4,359)	(3,013)

Net cash provided by financing activities	17,247	33,417	1,699

Exchange rate effect on cash and cash equivalents	1,305	(105)	(646)

Net increase (decrease) in cash and cash equivalents	33,049	(9,759)	4,433
Cash and cash equivalents, beginning of year	23,057	32,816	28,383

Cash and cash equivalents, end of year	$56,106	$23,057	$32,816

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,311	$489	$114

Cash paid for income taxes	$12,908	$6,942	$1,878

Non-cash investing activities:
Fixed assets included in accounts payable	$80	$392	$174

Inventory Transferred to PP&E	$991	$278	$2,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013, 2012 and 2011

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

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company or individual products or product lines. Our significant acquisitions are as follows: Neometrics in 2003; Fischer-Zoth in 2004; Bio-logic, Deltamed, and Olympic in 2006; Xltek in 2007; Sonamed, Schwarzer Neurology, and Neurocom in 2008; Hawaii Medical and Alpine Biomed in 2009; Medix in 2010; Embla in 2011; Nicolet in 2012 and Grass in 2013.

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

For products containing embedded software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Our revenue recognition policies for sales of these products are now substantially the same as for our other tangible products.

Revenue from sales of certain of our products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 are not significant.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Group Purchasing Organizations (“GPO“s), negotiate volume purchase prices for member hospitals, group practices, and other clinics. Our agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Negotiated pricing for all group members;

•	Volume discounts and other preferential terms on their member’s direct purchases from us;

•	Promotion of Natus’ products by the GPO to its members;

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Allowance for Doubtful Accounts—We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When all internal efforts have been exhausted to collect the receivable, it is written off and relieved from the reserve. Any future determination that the allowance for estimated uncollectible accounts receivable is not properly stated could result in changes in operating expense and results of operations.

Fair Value of Financial Instruments—Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Cash is reported at its respective fair values on the balance sheet dates. The recorded carrying amount of cash equivalents, accounts receivable and accounts payable approximates their fair value due to their short-term maturities. The carrying amount of long-term debt approximates fair value as determined by reference to market rates available to us for debt with similar terms and conditions.

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

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, three to five years for computer software and hardware, three years for demonstration and loaned equipment, and 30-40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized.

Intangible Assets and Goodwill—Intangible assets with finite lives are amortized over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in impairment charges. Goodwill and certain other intangible assets with indefinite lives are recorded at original cost and are not amortized. Any future determination that

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

these assets are carried at amounts greater than their estimated fair value could result in additional charges, which could impact operating results.

Recoverability of Long Lived Assets and Goodwill—Finite-lived intangible assets are tested for impairment whenever changes in circumstances indicate the carrying value of these assets may be impaired. Impairment indicators include, but are not limited to, net book value as compared to market capitalization, significant negative industry and economic trends, and significant underperformance relative to historical and projected future operating results. Impairment is considered to have occurred when the estimated discounted future cash flows related to the asset are less than its carrying value. Estimates of future cash flows involve consideration of many factors including the marketability of new products, product acceptance and lifecycle, competition, appropriate discount rates, and operating margins.

Intangible assets with finite lives are amortizing using the straight-line and graded methods over periods ranging from five to 20 years.

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step process. In the first step, the fair value of the reporting unit is compared to the reporting unit’s carrying value, including goodwill, to determine if there is a potential impairment. If the fair value of the reporting unit exceeds the carrying amount, the goodwill of the reporting unit is considered not impaired and no further analysis or action is required. If the first step indicates that the carrying value exceeds the fair value, step two is performed to determine the amount of the goodwill impairment loss, if any.

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

To determine the estimated fair value of reporting units, two valuation methodologies are utilized: (i) discounted cash flow analyses and (ii) guideline publicly-traded companies. The valuations indicated by these methodologies are averaged, with the greatest weight placed on discounted cash flow analyses. Discounted cash flow analyses are dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, profitability, earnings before interest, taxes, depreciation and amortization (i.e. EBITDA) and exit values. The discount rates applied in the discounted cash flow analyses also have an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. The estimated total fair value of reporting units is reconciled to the Company’s market capitalization taking into account a control premium of 30%.

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

Years Ended December 31, 2013, 2012 and 2011

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

Income Taxes—We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

We recognize the tax benefit of uncertain tax positions in the financial statements in accordance with ASC Topic 740, Income Tax. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement, in accordance with ASC 740-10-05.

Foreign Currency—The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive income (loss). We recorded $2.0 million, $1.3 million, and $3.3 million of foreign currency translation losses for the years ended December 31, 2013, 2012 and 2011, respectively.

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2013, 2012 and 2011, net foreign currency transaction gains (losses) were $(1.4) million, $(221,000), and $15,000, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar, Canadian Dollar, Euro, Argentine Peso, British Pound, and Danish Kroner.

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

For the year ended December 31, 2013, common stock equivalents of 828,161 shares were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,413,781 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2012, common stock equivalents of 806,572 shares were included in the weighted average shares outstanding used to calculate diluted income per share, while 1,899,873 shares were excluded from the calculation because of their anti-dilutive effect. For the year ended December 31, 2011, common stock equivalents of 959,159 shares were not used to calculate diluted loss per share because of their anti-dilutive effect.

Certain Significant Risks and Uncertainties—Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents, accounts receivable, and long-term debt. Cash and cash equivalents consist primarily of cash in bank accounts and investments in money market funds.

We sell our products primarily to hospitals and medical institutions. Customers are generally not required to provide collateral or other security to support accounts receivable. Allowances for estimated potential bad debt losses are maintained. No single customer or distributor accounted for more than 10% of accounts receivable at December 31, 2013, 2012 or 2011.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Recent Accounting Pronouncements

Recent issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

2—BUSINESS COMBINATIONS

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

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a cash consideration of $18.6 million pursuant to a purchase agreement. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. A total of $624,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

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

The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Accounts receivable	3,281
Prepaid and other assets	33
Identifiable intangible assets:
Developed technology	2,500
Customer-related	5,200
Trademarks and trade names	3,000
Other property and equipment	237
Goodwill	5,196
Accounts payable	(328)
Accrued expenses	(171)
Deferred revenue	(348)

Total purchase price	$18,600

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) developed technology of $2.5 million assigned a weighted average economic life of 8 years being amortized on the straight line method (ii) customer-related intangible assets of $5.2 million assigned an economic life of 13 years being amortized on the straight line method, and (iii) trademarks and trade names of $3.0 million that have an indefinite life and are not being amortized but tested for impairment annually. During the fourth quarter 2013 impairment testing, management determined there was an impairment to Grass trademarks and trade names in the amount of $600,000, reducing the indefinite life value to $2.4 million. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

Accounts receivable, net of allowance for doubtful accounts and other liabilities, are stated at their historical carrying value, which approximate fair value given the short-term nature of these assets and liabilities. The fair values of the non-financial assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets (“Level 2 inputs”) was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus up to a 13% risk premium.

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

Pro forma financial information

The following unaudited pro forma information combines our results of operations for the years ended December 31, 2013 and 2012 with the results of operations for Grass as if the acquisition had occurred on January 1, 2012.

Unaudited Pro forma Financial Information

(in thousands)

	2013	2012
Revenue	$345,117	$310,749
Income from operations	$34,988	$7,688

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Grass revenue of $12.8 million and income from operations of $2.6 million are included in our consolidated statement of operations and comprehensive income (loss) for the period from February 2, 2013 (acquisition date) to December 31, 2013.

For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2013, Grass’ statement of operations for the period January 1, 2013 through February 1, 2013 was combined with our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2013. For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2012, Grass’ statement of operations for the year ended December 31, 2012 was combined with our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012.

The unaudited pro forma consolidated results reflect the historical information of Natus and Grass in 2013 and 2012, adjusted for the following pre-tax amounts:

•	Additional amortization expense related to the fair value of identifiable intangible assets acquired (approximately $59,300 through December 31, 2013 and $712,000 in 2012);

•	Decrease of depreciation expense related to the fair value adjustment to property and equipment acquired (approximately $14,800 through December 31, 2013 and $178,000 in 2012);

•

Change in general and administrative expense related to the direct acquisition costs that were recorded in the unaudited pro forma financial (approximately $624,000 through December 31, 2013 and $(624,000) in 2012);

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

We acquired all of the outstanding common shares of CareFusion subsidiaries comprising the Nicolet business in the United States, Ireland, and the United Kingdom, and certain assets and liabilities of Nicolet sales divisions principally in China, Brazil, Germany, Italy, the Netherlands, and Spain for $55.5 million in cash excluding direct costs of the acquisition. A total of $2.6 million of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

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

Years Ended December 31, 2013, 2012 and 2011

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

Goodwill.    Approximately $11.7 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the provisional values

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

assigned to the assets acquired and liabilities assumed and represents primarily the expected synergies of combining the operations of the Company and the Nicolet business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

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

Unaudited Pro forma Financial Information

(in thousands)

	2012	2011
Revenue	$342,081	$323,259
Income (loss) from operations	$6,038	$(12,348)

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

For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2012, Nicolet’s statement of operations for the period January 1, 2012 through July 2, 2012 was combined with our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012. For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2011, Nicolet’s statement of operations for the year ended December 31, 2011 was combined with our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2011. Since the former owner did not maintain separate stand-alone financial statements for the Nicolet business, expenses include only cost of goods sold and operating expenses directly attributable to the operations of the business.

The unaudited pro forma consolidated results reflect the historical information of Natus and Nicolet in 2012 and 2011, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense (approximately $423,000 through June 30, 2012 and $1.2 million in 2011);

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

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

Deferred income tax.    $534,000 was allocated to non-current deferred tax assets and $134,000 has been allocated to non-current deferred tax liabilities, which results primarily from investment tax credits and a portion of customer-related intangible assets.

Proforma financial information

The following unaudited proforma combined results of operations of the Company for the twelve months ended December 31, 2011 is presented as if the acquisition of Embla had occurred on January 1, 2011:

Unaudited Proforma Financial Information

(in thousands)

2011
Revenue	$252,997
Income (loss) from operations	$(9,577)

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

For purposes of preparing the unaudited proforma financial information for the year ended December 31, 2011, Embla’s consolidated statement of income for the period January, 1, 2011 through September 15, 2011 was combined with our consolidated statement of operations and comprehensive income (loss) for the period January 1, 2011 through December 31, 2011 which included the results of Embla from the date of acquisition.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The unaudited proforma consolidated results reflect the historical information of Natus and Embla in 2011 and 2010, adjusted for the following pre-tax amounts:

•	Elimination of Embla’s historical intangible asset amortization expense (approximately $148,000 through December 31, 2011).

•	Additional amortization expense related to Embla (approximately $225,000 through December 31, 2011related to the fair value of identifiable intangible assets acquired.

•	Decrease of Embla’s depreciation expense (approximately $279,000 through December 31, 2011) related to the fair value adjustment to property and equipment acquired.

•	Actual 2011 Embla acquisition related transaction costs of $322,000 were excluded from the 2011 proforma results above.

•	Fair value adjustment relating to inventory of $163,000, of which $77,000 was sold from the acquisition date to December 31, 2011 and thus excluded from the 2011 proforma results above.

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2013	2012
Raw materials and subassemblies	$24,312	$21,373
Work in process	2,584	3,085
Finished goods	17,861	19,795

Total Inventories	44,757	44,253
Less: Non-current Inventories	(7,072)	(3,497)

Inventories	$37,685	$40,756

At December 31, 2013 and 2012 the Company has classified $7.1 million and $3.5 million, respectively, of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2013	2012
Land	$4,371	$4,496
Buildings	11,556	12,124
Leasehold improvements	2,791	3,448
Office furniture and equipment	11,192	11,695
Computer software and hardware	10,356	10,179
Demonstration and loaned equipment	9,404	11,486
Translation	(1,913)	(965)

	47,757	52,463
Accumulated depreciation	(24,717)	(26,106)
Translation	255	155

Total	$23,295	$26,512

Depreciation expense of property and equipment was $4.7 million, $4.6 million, and $4 million in the years ending December 31, 2013, 2012 and 2011, respectively.

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Cost
As of December 31, 2011	$100,303
Acquisitions/Purchase Accounting Adjustments	11,733
Foreign currency translation	(73)
As of December 31, 2012	111,963
Acquisitions/Purchase Accounting Adjustments	5,412
Foreign currency translation	(267)
As of December 31, 2013	117,108
Accumulated Impairment Losses
As of December 31, 2011	(19,928)
Foreign currency translation	13
As of December 31, 2012	(19,915)
Foreign currency translation	45
As of December 31, 2013	(19,870)
Carrying Amounts
As of December 31, 2012	$92,048
As of December 31, 2013	$97,238

For our 2013 annual impairment test we determined that the fair value of both of our reporting units exceeded their book value, indicating that no potential goodwill impairment existed. Key assumptions used to determine the fair values of our reporting units as of October 1, 2013 included expected cash flow for the period from October 1, 2013 to December 31, 2022 and associated discount rate of 14%, which was based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit. As the basis

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

for goodwill impairment testing as of October 1, 2013, we determined that we operate in two reporting units compared with five reporting units as of October 1, 2012. The Company believes that two operating units for this analyses better reflects economic characteristics including customer base, sales force, vendor base, product mix, manufacturing/subassembly process, product distribution processes, regulatory environment and related inventory characteristics.

For our 2012 impairment test we determined that the fair value of all of our reporting units exceeded their book value, indicating that no potential goodwill impairment existed. Key assumptions used to determine the fair values of our reporting units as of October 1, 2012 included expected cash flow for the period from October 1, 2012 to December 31, 2022 and associated discount rates ranging from 12% to 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital for each reporting unit.

Because the fair values of our reporting units significantly exceeded their book value as of October 1, 2013, we did not perform sensitivity analysis as part of the annual impairment test.

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2013				December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Technology	$66,380	—	$(25,257)	$41,123	$63,880	—	$(20,901)	$42,979
Customer related	32,148	—	(10,207)	21,941	26,948	—	(7,563)	19,385
Internally developed software	11,068	—	(5,078)	5,990	9,790	—	(4,045)	5,745
Patents	2,812	—	(2,046)	766	2,812	—	(1,925)	887
Backlog	724	—	(724)	—	724	—	(724)	—

Finite lived intangible assets	113,132	—	(43,312)	69,820	104,154	—	(35,158)	68,996
Intangible assets with indefinite lives:
Tradenames	33,770	(3,060)	—	30,710	30,778	(1,560)	—	29,218

Total Intangibles before translation	146,902	(3,060)	(43,312)	100,530	134,932	(1,560)	(35,158)	98,214
Translation	(1,813)	—	103	(1,710)	(1,864)	—	244	(1,620)

Total intangibles assets	$145,089	$(3,060)	$(43,209)	$98,820	$133,068	$(1,560)	$(34,914)	$96,594

Finite lived intangible assets are amortized over their weighted average lives of 13 years for patents, 17 years for technology, 13 years for customer-related intangibles, and 7 years for internally developed software. Intangible assets with indefinite lives are not subject to amortization.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Internally developed software consists of $9.6 million relating to costs incurred for development of internal use computer software and $1.5 million for development of software to be sold.

During the years ended December 31, 2013, 2012 and 2011 the Company recorded charges of $1.5 million, $560,000, and $700,000 respectively, related to the impairment of trade names acquired from Grass, Deltamed, Alpine, Schwarzer, Olympic, and Neurocom. These impairments are a result of deterioration of expected future cash flows. Impairments are determined by performing a discounted cash flow analyses on our intangibles assets. These charges were recorded in Marketing and Selling expense.

Amortization expense related to intangible assets with finite lives was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Technology	$4,355	$3,697	$3,090
Customer Related	2,644	2,090	1,586
Software	1,034	1,326	1,302
Patents	121	222	203
Backlog	—	724	—

Total amortization	$8,156	$8,059	$6,181

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2014	$7,922
2015	7,581
2016	6,747
2017	6,364
2018	6,193
Thereafter	35,013

Total expected annual amortization expense	$69,820

7—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2013	2012
Compensation and related benefits	$12,398	$15,775
Accrued federal, state, and local taxes	3,691	5,870
Warranty reserve	3,142	2,260
Accrued professional fees	1,681	1,834
Other	5,919	7,199

Total	$26,831	$32,938

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

8—LONG-TERM OTHER LIABILITIES

Long-term other liabilities consist of (in thousands):

	December 31,
	2013	2012
Contingent tax obligations	$1,631	$1,865
Non-current deferred revenue	1,120	1,173
Insurance discount	94	—

Total	$2,845	$3,038

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

Detail of activity in product warranty reserve is as follows, (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2013	$2,260	$191	$1,938	$(1,229)	$3,160

December 31, 2012	$2,157	$615	$1,452	$(1,964)	$2,260

December 31, 2011	$696	$1,244	$1,468	$(1,251)	$2,157

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

Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2013, no shares of preferred stock were issued and outstanding.

11—SHARE-BASED COMPENSATION

Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of operations, (in thousands, except per share):

	December 31,
	2013	2012	2011
Cost of revenue	$120	$214	$298
Marketing and sales	816	1,199	1,503
Research and development	527	500	526
General and administrative	4,456	4,507	4,141

Total expense	5,919	6,420	6,468

As of December 31, 2013, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $9.0 million, which is expected to be recognized over a weighted average period of 2.7 years.

Stock Awards Plans—Our 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.

As of December 31, 2013, there were 1,947,689 shares available for future awards under the plan.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2011 (2,836,938 shares exercisable at a weighted average exercise price of $10.46 per share)	3,789,866	$11.57
Granted (weighted average fair value of $3.43 per share)	737,640	$10.79
Exercised	(224,872)	$4.67
Cancelled	(420,395)	$12.62

Outstanding, December 31, 2012 (2,809,325 shares exercisable at a weighted average exercise price of $11.34 per share)	3,882,239	$11.71
Granted (weighted average fair value of $4.24 per share)	629,420	$14.11
Exercised	(1,058,730)	$7.63
Cancelled	(648,806)	$15.51

Outstanding, December 31, 2013 (1,843,779 shares exercisable at a weighted average exercise price of $12.68 per share)	2,804,123	$12.91

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/13	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/13	Weighted Average Exercise Price
$ 4.07 - $ 9.67	202,403	$ 5.31	0.77	190,653	$ 5.07
$10.03 - $10.03	336,500	$10.03	1.44	336,500	$10.03
$10.69 - $10.69	429,937	$10.69	4.43	165,634	$10.69
$10.73 - $10.73	369,108	$10.73	1.45	369,108	$10.73
$10.78 - $13.27	232,054	$12.67	4.68	71,587	$12.47
$14.34 - $14.34	446,170	$14.34	5.38	62,797	$14.34
$16.26 - $16.26	2,250	$16.26	3.22	375	$16.26
$16.38 - $16.38	285,592	$16.38	3.42	183,011	$16.38
$16.78 - $19.96	282,734	$16.84	2.41	246,739	$16.81
$20.09 - $20.09	217,375	$20.09	0.44	217,375	$20.09

$ 4.07 - $20.09	2,804,123	$12.91	2.97	1,843,779	$12.68

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2013, 2012 and 2011, was $9.9 million, $1.5 million, and $394,000, respectively.

As of December 31, 2013, there were: (i) 2,667,893 options vested and expected to vest with a weighted average exercise price of $12.89, an intrinsic value of $25.6 million, and a weighted average remaining contractual term of 2.9 years; (ii) of the 2,667,893 options vested and expected to vest, there are 1,843,779 options exercisable with a weighted average exercise price of $12.68, an intrinsic value of $18.1 million, and a weighted average remaining contractual term of 2.1 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Cash received from option exercises for the years ended December 31, 2013 and 2012 was $8.1 million and $1.1 million, respectively.

Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected life in years	4.1	4.4	5.0
Risk-free interest rate	1.2%	.58%	1.5%
Expected volatility	37%	39%	38%
Expected forfeiture rate	11.0%	11.2%	8.6%
Dividend yield	None	None	None

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

Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	588,807	$15.37
Forfeited	(31,455)	$14.55
Vested	(247,932)	$15.00
Granted	381,470	$10.81

Unvested at December 31, 2012	690,890	$13.02

Forfeited	(153,245)	$12.88
Vested	(227,195)	$13.92
Granted	313,180	$14.10

Unvested at December 31, 2013	623,630	$13.29

The fair market value of outstanding restricted stock awards at December 31, 2013 was $14.0 million. The weighted average remaining recognition period for unvested restricted stock awards at December 31, 2013 was 2.7 years.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the years ended December 31, 2013 and 2012:

	2013	2012
Beginning outstanding balance	50,050	56,525
Awarded	30,890	18,600
Released	(6,224)	(7,075)
Forfeited	(23,425)	(18,000)

Ending outstanding balance	51,291	50,050

The aggregate intrinsic value of outstanding restricted stock units at December 31, 2013 was $1.2 million. The weighted average remaining recognition period for unvested restricted stock units at December 31, 2013 was 2.7 years.

Employee Stock Purchase Plan—Under our 2011 Employee Stock Purchase Plan (the “ESPP”), our U.S. employees can elect to have salary withholdings of up to 15% of their eligible compensation to a maximum of $10,869 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2013, there were 292,347 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2013, 2012 and 2011, respectively, was $159,000, $136,000, and $122,000.

Cash received from purchases under the ESPP for the years ended December 31, 2013, 2012 and 2011, respectively, was approximately $902,000, $807,000, and $859,000.

12—RESTRUCTURING RESERVE

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Activity in the restructuring reserves for these plans for the years ended December 31, 2013 and December 31, 2012 is as follows (in thousands):

	Integration and Reorganization Plans
	2013 Plans	July 2012 Plan	2011 Plans	Totals
Balances at December 31, 2011	$—	$—	$774	$774
Expensed	—	7,159	1,655	8,814
Cash Payments	—	(4,497)	(2,346)	(6,843)
Balances at December 31, 2012	$—	$2,662	$83	$2,745
Expensed	2,603	211	4	2,818
Cash payments	(2,261)	(1,539)	(71)	(3,871)
Accrual reversal	(7)	(1,334)	(16)	(1,357)

Balances at December 31, 2013	$335	$—	$—	$335

We incurred $4.7 million of restructuring charges in 2013 as we took additional steps to improve efficiencies in operations and eliminate redundant costs from our recent acquisitions. Included in the restructuring charges is severance expense of $1.5 million which is detailed in the table above, $1.4 million related to the departure of our previous Chief Operating Officer, $739,000 for Nicolet acquisition start-up costs, $624,000 for Grass acquisition start-up costs, and $504,000 related to footprint reduction. The costs associated with the reorganization plan were recorded as a component of general and administrative expense.

13—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of (in thousands):

	Years Ended December 31,
	2013	2012	2011
Investment income	$32	$56	$28
Interest expense	(1,675)	(489)	(268)
Foreign currency exchange gain (loss)	(1,412)	(221)	15
Other	339	(181)	151

Total other income (expense), net	$(2,716)	$(835)	$(74)

14—INCOME TAXES

Income (loss) before provision (benefit) for income tax (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S.	$13,108	$6,500	$(9,550)
Foreign	18,455	(2,081)	(857)

Total income (loss)	$31,563	$4,419	$(10,407)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The components of income tax expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
U.S. Federal	$5,302	$3,112	$3,118
U.S. State and local	723	1,167	486
Non-U.S.	1,632	239	1,030

Total current tax expense	7,657	4,518	4,634

Deferred
U.S. Federal	(1,042)	(1,872)	(1,410)
U.S. State and local	(85)	(490)	(23)
Non-U.S.	2,155	(1,620)	(2,429)

Total deferred tax expense (benefit)	1,028	(3,982)	(3,862)

Total income tax expense	$8,685	$536	$772

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,425	$6,559
Credit carryforwards	3,187	5,830
Accruals deductible in different periods	11,626	10,216
Employee benefits	3,404	4,143

Total deferred tax assets	24,642	26,748
Valuation allowance	(5,043)	(4,339)

Total net deferred tax assets	$19,599	$22,409

Deferred tax liabilities:
Foreign earnings to be repatriated	$—	$(965)
Basis difference in fixed and intangible assets	(17,597)	(17,399)

Total deferred tax liabilities	(17,597)	(18,364)

Total net deferred tax assets	$2,002	$4,045

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

The income tax expense (benefit) in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% in 2013, 35% in 2012, and 34% in 2011, to income before taxes due to the following:

	Years Ended December 31,
	2013	2012	2011
Federal statutory tax expense (benefit)	$11,047	$1,547	$(3,538)
State tax expense	352	264	187
Foreign taxes at rates less than U.S. rates	(1,496)	(561)	(788)
Stock compensation expense on incentive stock options	49	90	167
Contingent earnout adjustment	—	—	(666)
Goodwill impairment charge	—	—	6,448
U.S. tax credit	(834)	(278)	(290)
Uncertain tax position	531	(1,699)	(260)
Lapse of statute	(918)
Reversal of contra UTP	386
Change of valuation allowance on foreign tax credit	—	1,074	—
Other	(438)	99	(488)

Total expense	$8,685	$536	$772

At December 31, 2013, we had no U.S. federal and state net operating loss carryforwards because all operating losses were utilized during the fiscal year. We had $2 million of foreign tax credit carryforwards that can be used to offset the 2013 and future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2016, and were originally generated in 2006.

At December 31, 2013, certain of our foreign subsidiaries had tax net operating loss carryforwards as follows: $2.3 million in France, $1.5 million in Argentina, $1 million in Canada, and $800,000 in Germany, and $700,000 in United Kingdom. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2016. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $5 million and $4.3 million were recorded during the years ended December 31, 2013 and 2012, respectively. The increase of $700,000 of valuation allowance was primarily due to an increase of the 2013 foreign net operating loss carryforwards in France, and we do not expect future taxable income to offset the loss.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. As of December 31, 2013, we recorded approximately $3.1 million change to stockholder’s equity related to exercises or sales of certain stock options by employees. In addition, we recorded a debit of $1.5 million to stockholder’s equity related to the cancellation of stock options as of December 31, 2013.

We have not provided for U.S. federal income and foreign withholding taxes on the majority of undistributed earnings from non-U.S. operations as of December 31, 2013 because such earnings are intended to be reinvested indefinitely outside of the U.S. As of December 31, 2013, the U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $33.2 million of the undistributed earnings for our Canada and certain European subsidiaries. We intend to reinvest these earnings in our foreign subsidiaries in these regions for foreign acquisitions and purchase various intangible assets among our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. As of December 31, 2013, the

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

tax impact of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable. Our foreign subsidiaries held $30.0 million cash and short term investments out of the total cash and short term investments of $56.1 million. If the foreign earnings were repatriated, the cash and short term investments available for other foreign financing activities will be reduced by the foreign taxes paid on the repatriation of earnings in these regions.

The American Taxpayer Relief Act of 2012 (“The Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit. A change in the tax law is accounted for in the period of enactment. Accordingly, we retroactively recognized a 2012 benefit of approximately $395,000 in 2013.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the “tangible property regulations”). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment. The estimated tax impact of these accounting method changes reduces noncurrent deferred tax assets with a corresponding reduction in current taxes payable. Management is undertaking analysis on the impact of the regulations; however, management does not anticipate the impact of these changes to be material to the Company’s consolidated financial position, its results of operations, or both.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2011	$5,486
Increases for tax positions related to the current year	208
Lapse of statutes of limitations	(2,060)

Balance at January 1, 2012	3,634
Increases for tax positions related to the current year	145
Lapse of statutes of limitations	(2,075)

Balance at December 31, 2012	$1,704

Increases for tax positions related to prior years	1,376
Increases for tax positions related to the current year	101
Lapse of statutes of limitations	(918)

Balance at December 31, 2013	$2,263

The unrecognized tax benefits for the tax years ended December 31, 2013, 2012 and 2011 were $2.3 million, $1.7 million and $3.6 million, respectively which include $ 2.2 million, $1.1 million and $2.5 million, respectively that would impact our effective tax rate if recognized.

We expect a range from approximately zero to $585,000 of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.

For the year ended December 31, 2013, our unrecognized tax benefits increased by $600,000 and we recorded approximately $918,000 of tax benefit in our income tax provision due to a lapse of the statute of

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

limitations and the conclusion of certain state and foreign tax examinations. In addition, for the year ended December 31, 2013, we recorded $1.4 million of tax expense in our income tax provision related to the increase for tax positions related to prior years, and $101,000 tax expense in our income tax provision related to the tax positions for the current year.

At December 31, 2013, 2012 and 2011, we had cumulatively accrued approximately $300,000, $307,000, and $940,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $164,000, $75,000, and $275,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our tax returns remain open to examination as follows: U.S. federal, 2009 through 2013; U.S. states, generally 2008 through 2013; significant foreign jurisdictions, generally 2008 through 2013.

15—EMPLOYEE BENEFIT PLAN

We have a 401(k) tax-deferred savings plan under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were approximately $1.3 million, $1.2 million and $541,000, respectively, in the years ended December 31, 2013, 2012, and 2011. For new hires, employer contributions vest ratably over the first two years of employment.

16—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

We operate in one reportable segment, which we have presented as the aggregation of our neurology and newborn care operating segments. Through our one reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenue:
United States	$199,591	$162,993	$131,322
Foreign countries	144,521	129,287	101,573

	$344,112	$292,280	$232,895

Revenue by End Market:
Neurology Products
Devices and Systems	$139,040	$108,051	$75,760
Supplies	61,083	46,193	22,695
Services	23,549	13,829	5,776

Total Neurology Revenue	$223,672	$168,073	$104,231

Newborn Care Products
Devices and Systems	$66,633	$73,202	$77,637
Supplies	46,589	45,962	46,336
Services	7,218	5,043	4,691

Total Newborn Care Revenue	$120,441	$124,207	$128,664
Total Revenue	$344,112	$292,280	$232,895

Long-lived assets:
United States	$9,619	$9,813	$9,428
Canada	6,060	6,998	7,126
Argentina	4,932	6,737	7,406
Other Foreign countries	2,684	2,964	2,132

	$23,295	$26,512	$26,092

Long-lived assets consist principally of property and equipment net of accumulated depreciation and amortization. During the years ended December 31, 2013, 2012 and 2011, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

During the years ended December 31, 2013, 2012 and 2011, respectively, revenue from devices and systems was $205.7 million, $174.5 million and $148.9 million, while revenue from supplies and services was $138.4 million, $115.6 million and $84 million, respectively.

17—DEBT AND CREDIT ARRANGEMENTS

At December 31, 2013 the Company had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of December 31, 2013. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

During the first quarter 2013 we borrowed $22 million under the credit facility principally to fund the Grass acquisition and to provide for other working capital needs. We had no additional borrowings in 2013.

The credit facility was increased to $75 million in June 2013 and the term was extended to five years. As part of the amended credit facility in June 2013, we converted $31.2 million of short-term revolving debt to a term loan, increasing the term loan from $18.8 million as of March 31, 2013 to $50 million as of June 30, 2013.

During the fourth quarter 2013 additional principal payments were made total $7.5 million. As a result the final payment on this term loan will be made September 30, 2017.

Long-term debt is comprised of the following (2013 and 2012 columns in thousands):

	December 31,
	2013	2012
Term loan $50 million, interest at LIBOR plus 1.75%, due September 30, 2017 with term loan principal repayable in quarterly installments of $2.5 million	$37,500	$20,834
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $404,000 collateralized by a first lien on the land and building owned by Xltek	517	726

Total long-term debt (including current portion)	38,017	21,560
Less: current portion of long-term debt	(10,517)	(8,526)

Total long-term debt	$27,500	$13,034

Maturities of long-term debt as of December 31, 2013 are as follows (in thousands):

2014	$10,517
2015	10,000
2016	10,000
Thereafter	7,500

Total	38,017

Less current portion of long-term debt	(10,517)

Total long-term debt	$27,500

At December 31, 2013 and 2012, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 3 measurement.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2013, 2012 and 2011

18—COMMITMENTS AND CONTINGENCIES

Leases—We have entered into noncancelable operating leases for some of our facilities including related office equipment as well as automobiles located in the U.S. and Europe through 2024. Minimum lease payments under noncancelable operating leases as of December 31, 2013 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2014	$4,254
2015	3,041
2016	2,241
2017	2,056
2018	1,994
Thereafter	8,793

Total minimum lease payments	$22,379

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $3.9 million, $3.9 million and $2.7 million in 2013, 2012, and 2011, respectively.

Purchase commitments—We had various purchase obligations for goods or services totaling $29.4 million at December 31, 2013.

Indemnifications—Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We have determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2013.

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

Years Ended December 31, 2013, 2012 and 2011

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

The assets and liabilities subject to fair value measurements during the periods presented are as follows (in thousands):

	Fair Value as of	Fair Value Measurements as of 12/31/13 Using Fair Value Hierarchy
	12/31/13	Level 1	Level 2	Level 3
Indefinite-lived trademarks and tradenames	$5,600	—	—	$5,600

Total	$5,600	—	—	$5,600

	Fair Value as of	Fair Value Measurements as of 12/31/12 Using Fair Value Hierarchy
	12/31/12	Level 1	Level 2	Level 3
Indefinite-lived trademarks and tradenames	$4,500	—	—	$4,500

Total	$4,500	—	—	$4,500

For the years ended December 31, 2013 and 2012 we recorded a charge of $1.5 million and $560, respectively, related to impairment of trademarks and tradenames. We measure these non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs. See Note 5—Goodwill and Note 6—Intangible Assets.

The carrying amount of the Company’s long term debt approximates fair value based on Level 3 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 1991 Stock Option Plan	S-1	10.2	333-44138	08/18/2000

10.2.1*	Form of Option Agreement under the Amended and Restated 1991 Stock Option Plan	S-1	10.2.1	333-44138	08/18/2000

10.3*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.3.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.3.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.3.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.4*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.4.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.5*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	08/18/2000

10.5.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	08/18/2000

10.6*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.7*	2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.7.1*	Form of Stock Option Award Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.7.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.7.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.8*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.8.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.10*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers	10-K	10.1	000-33001	03/10/2009

10.11*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013.	8-K	99.1	000-33001	04/10/2013

10.12*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	08/08/2013

10.22	Fourth Amended and Restated Credit Agreement dated as of June 28, 2013 between Natus Medical Incorporated and Wells Fargo Bank, National Association.	8-K	10.1	000-33001	07/05/2013

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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