Form 10-Q
period 2014-03-31
NATUS MEDICAL INC
filed 2014-05-07
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 5, 2014 was 32,142,534.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$59,589	$56,106
Accounts receivable, net of allowance for doubtful accounts of $3,618 in 2014 and $2,962 in 2013	79,933	82,110
Inventories	35,455	37,685
Prepaid expenses and other current assets	14,218	11,904
Deferred income tax	9,055	8,956

Total current assets	198,250	196,761

Property and equipment, net	21,530	23,295
Intangible assets	98,141	98,820
Goodwill	100,929	97,238
Other assets	10,441	10,324

Total assets	$429,291	$426,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,057	$29,777
Current portion of long-term debt	10,437	10,517
Accrued liabilities	25,750	26,831
Deferred revenue	11,775	12,946

Total current liabilities	74,019	80,071
Long-term liabilities:
Long-term debt, net of current portion	22,500	27,500
Other liabilities	3,207	2,845
Deferred income tax	9,748	9,704

Total liabilities	109,474	120,120

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,102,547 in 2014 and 31,401,602 in 2013	302,109	292,055
Retained earnings	40,767	34,516
Accumulated other comprehensive loss	(23,059)	(20,253)

Total stockholders’ equity	319,817	306,318

Total liabilities and stockholders’ equity	$429,291	$426,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue	$85,624	$85,834
Cost of revenue	35,733	36,601

Gross profit	49,891	49,233
Operating expenses:
Marketing and selling	21,422	22,196
Research and development	7,508	8,212
General and administrative	12,280	13,966

Total operating expenses	41,210	44,374
Income from operations	8,681	4,859
Other income (expense), net	312	(334)

Income before provision for income tax	8,993	4,525
Provision for income tax expense	2,742	1,083

Net income	$6,251	$3,442

Foreign currency translation adjustment	(2,891)	(2,331)

Comprehensive income	$3,360	$1,111

Earnings per share:
Basic	$0.20	$0.12

Diluted	$0.19	$0.11

Weighted average shares used in the calculation of earnings per share:
Basic	31,062	29,570

Diluted	32,185	30,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$6,251	$3,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,302	3,133
Provision for losses on accounts receivable	465	372
Warranty reserve	390	656
Loss on disposal of property and equipment	—	6
Share-based compensation	1,609	1,360
Excess tax benefit on the exercise of stock options	(2,194)	(81)
Changes in operating assets and liabilities:
Accounts receivable	708	(787)
Inventories	1,633	64
Prepaid expenses and other assets	(1,936)	734
Accounts payable	(2,710)	(3,302)
Deferred income tax	1,844	(304)
Accrued liabilities and deferred revenue	(3,678)	(6,228)

Net cash provided by (used in) operating activities	5,684	(935)

Investing activities:
Acquisition of businesses, net of cash acquired	(4,925)	(18,600)
Purchases of property and equipment	(806)	(687)
Purchase of intangible assets	(35)	(669)

Net cash used in investing activities	(5,766)	(19,956)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	6,300	2,115
Excess tax benefit on the exercise of stock options	2,194	81
Proceeds from short-term borrowings	—	22,000
Payments on borrowings	(5,079)	(2,142)

Net cash provided by financing activities	3,415	22,054

Exchange rate changes effect on cash and cash equivalents	150	134

Net increase in cash and cash equivalents	3,483	1,297
Cash and cash equivalents, beginning of period	56,106	23,057

Cash and cash equivalents, end of period	$59,589	$24,354

Supplemental disclosure of cash flow information:
Cash paid for interest	$186	$613

Cash paid for income taxes	$574	$4,214

Non-cash investing activities:
Property and equipment included in accounts payable	$265	$261

Inventory transferred to property and equipment	$398	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation

The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

Recently issued FASB guidance and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletins have either been implemented, with no significant effect, or are not applicable to the Company.

2 - Business Combinations

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a total cash consideration of $21.0 million pursuant to purchase agreement. Included in the total cash consideration is an adjustment of $2.4 million made in the first quarter of 2014 for inventory purchase committments. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. A total of $624,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The Company has accounted for the acquisition as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Grass are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Grass’s results of operations are included in our consolidated financial statements as of February 2, 2013, the date of the acquisition.

Valuing certain components of the acquisition required us to make significant estimates. In the first quarter of 2014, the remaining information was obtained requiring adjustments to these estimates. The final adjustments in the first quarter of 2014 resulted in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. These adjustments were deemed immaterial and as a result our financial statements were not adjusted retrospectively.

Approximately $7.0 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed and represent primarily the expected synergies of combining the operations of the Company and the Grass business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

Pro forma financial information

The following unaudited pro forma information combining results of operations of the Company for the three months ended March 31, 2014 and 2013 are presented as if the acquisition of Grass had occurred on January 1, 2013:

Unaudited Pro forma Financial Information

(in thousands)

Three Months Ended March 31, 2013
Revenue	$86,839
Income from operations	$5,239

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

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2013 through March 31, 2013, Grass’ statement of operations for the period from January 1, 2013 to February 1, 2013 was combined with our consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2013.

The unaudited pro forma consolidated results for the three month period ended March 31, 2013 reflect the historical information of Natus and Grass, adjusted for the following pre-tax amounts:

•	Additional amortization expense of $59,300 related to the fair value of identifiable intangible assets acquired;

•	Decrease of depreciation expense of $14,800 related to the fair value adjustment to property and equipment acquired;

•	Decrease in general and administrative expense of $624,000 related to the direct acquisition costs that were recorded in the unaudited pro forma financial information in the three months ended March 31, 2013.

Hearing Screening as a Service

In the first quarter of 2014, the company entered into two asset purchase agreements for companies in the newborn hearing screening services market for a total consideration of $3.6 million. The first, Tender Touch Infant Hearing (“Tender Touch”), was acquired on January 16, 2014, and the second, Hearing Health Consultants LLC (“HHC”), was acquired on March 10, 2014. Both acquisitions support the Company’s objective to enter this market that complements our hearing business.

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

For the three months ended March 31, 2014, common stock equivalents of 1,123,806 shares were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 229,990 shares were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

4 - Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and subassemblies	$21,381	$24,312
Work in process	2,053	2,584
Finished goods	19,731	17,861

Total inventories	43,165	44,757

Less: Non-current inventories	(7,710)	(7,072)

Inventories, current	$35,455	$37,685

At March 31, 2014 and December 31, 2013, the Company has classified $7.7 million and $7.1 million respectively, of inventories, as non-current other assets. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$65,746	—	$(26,965)	$38,781	$65,904	—	$(25,519)	$40,385
Customer related	32,278	—	(10,293)	21,985	31,231	—	(9,763)	21,468
Internally developed software	11,917	—	(5,395)	6,522	11,069	—	(5,107)	5,962
Patents	2,723	—	(2,121)	602	2,724	—	(2,094)	630
Backlog	722	—	(722)	—	722	—	(722)	—

Definite-lived intangible assets	113,386		(45,496)	67,890	111,650	—	(43,205)	68,445
Intangible assets with indefinite lives:
Tradenames	33,311	(3,060)	—	30,251	33,435	(3,060)	—	30,375

Total Intangibles	$146,697	$(3,060)	$(45,496)	$98,141	$145,085	$(3,060)	$(43,205)	$98,820

Definite-lived intangible assets are amortized over their weighted average lives of 15 years for technology, 12 years for customer related intangibles, 7 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $10.4 million relating to costs incurred for development of internal use computer software and $1.5 million for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Technology	$1,096	$963
Customer Related	647	601
Internally developed software	288	239
Patents	30	20

Total amortization	$2,061	$1,823

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2014	$5,965
2015	7,736
2016	6,863
2017	6,502
2018	6,236
2019	5,333
Thereafter	29,255

Total expected amortization expense	$67,890

6 – Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2013	$97,238
Acquisitions/Purchase Accounting Adjustments	4,001
Foreign currency translation	(310)

As of March 31, 2014	$100,929

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$4,023	$4,152
Buildings	9,490	10,269
Leasehold improvements	2,795	2,789
Office furniture and equipment	10,920	10,719
Computer software and hardware	9,869	9,362
Demonstration and loaned equipment	9,557	10,320

	46,654	47,611
Accumulated depreciation and amortization	(25,124)	(24,316)

Total	$21,530	$23,295

Depreciation and amortization expense of property and equipment was approximately $1.2 million for the three months ended March 31, 2014, and was approximately $1.1 million for the three months ended March 31, 2013.

8 - Reserve for Product Warranties

We provide a warranty on all medical device products that is generally one year in length. We also sell extended service agreements on our medical device products that are generally over one year in length. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$3,143	$2,260
Acquisition warranty assumed	—	191
Warranty accrued for the period	390	656
Repairs for the period	(522)	(464)

Balance, end of period	$3,011	$2,643

9 - Share-Based Compensation

At March 31, 2014, we have two active plans that give rise to share-based compensation, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2014 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$28	$59
Marketing and sales	235	271
Research and development	146	117
General and administrative	1,199	913

Total	$1,609	$1,360

As of March 31, 2014, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $16.5 million, which is expected to be recognized over a weighted average period of 2.8 years.

10 - Income Taxes

Provision for Income Tax Expense

We recorded provisions for income tax of $2.7 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 30.5% and 23.9% for the three month period ended March 31, 2014 and 2013, respectively.

Our effective tax rate for the three months ended March 31, 2014 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate. Several temporary tax provisions including research and development tax credits and tax relief provisions to foreign income were expired on December 31 2013 as a part of the America Taxpayer Relief of 2012, which resulted in a higher effective tax rate for the three months ended March 31, 2014 compared with the effective tax rate for the three months ended ended March 31, 2013.

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

We recorded a tax expense of $114,000 for new unrecognized tax benefits for the three months ended March 31, 2014. Included in the balance of unrecognized tax benefits on March 31, 2004 is $585,000 related to the tax positions for which it is reasonably possible that the total amount could change during the next twelve months,

Our tax returns remain open to examination as follows: U.S. Federal, 2010 through 2013, U.S. States 2009 through 2013 and significant foreign jurisdictions, 2009 through 2013.

11 - Restructuring Reserves

The Company has historically incurred an ongoing level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization resulting from acquisitions.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for the three months ended March 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$335
Expensed	8
Cash payments	(215)

Balance at March 31, 2014	128

12 - Debt and Credit Arrangements

At March 31, 2014 the Company had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The $25 million credit line is fully available under the credit agreement. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of March 31, 2014. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

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

During the fourth quarter of 2013 and the first quarter of 2014 additional principal payments of $7.5 million and $5.0 million were made respectively. As a result of these additional principal payments the final payment on this term loan is scheduled to be made on or about June 30, 2017.

Long-term debt is comprised of the following (2014 and 2013 columns in thousands):

	March 31, 2014	December 31, 2013
Term loan $50 million, interest at LIBOR plus 1.75%, due September 30, 2018 with term loan principle repayable in quarterly installments of $2.5 million	$32,500	$37,500
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on company owned land and building	437	517

Total	32,937	38,017
Less: current portion of long-term debt	(10,437)	(10,517)

Total long-term debt	$22,500	$27,500

Maturities of long-term debt as of March 31, 2014 are as follows (in thousands):

Nine months ended December 31, 2014	$7,937
2015	10,000
2016	10,000
2017	5,000
Total	$32,937

At March 31, 2014 and December 31, 2013, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

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

Revenue and long-lived asset information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Consolidated Revenue:
United States	$48,346	$48,364
Foreign countries	37,278	37,470

Totals	$85,624	$85,834

	Three Months Ended March 31,
	2014	2013
Revenue by End Market:
Neurology Products
Devices and Systems	$36,116	$34,707
Supplies	14,226	15,447
Services	6,144	5,553

Total Neurology Revenue	56,486	55,707

Newborn Care Products
Devices and Systems	14,924	17,250
Supplies	12,276	11,464
Services	1,938	1,413

Total Newborn Care Revenue	29,138	30,127

Total Revenue	$85,624	$85,834

	March 31, 2014	December 31, 2013
Property and equipment, net:
United States	$9,265	$9,619
Canada	5,868	6,060
Argentina	3,941	4,932
Other foreign countries	2,456	2,684

Totals	$21,530	$23,295

During the three months ended March 31, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

14 - Fair Value Measurements

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

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis.

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of March 31, 2014 and December 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Except for debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2013 of Natus Medical Incorporated. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2013 and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2014 First Quarter Overview. A summary of key information concerning the financial results for the three months ended March 31, 2014;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require significant estimates, assumptions, and judgments;

•	Results of Operations. An analysis of our results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recent Accounting Pronouncements. See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

Our Business

Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our most recent significant acquisition was Grass in 2013. We expect to continue to pursue opportunities to acquire other businesses in the future.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 13 – Segment, Customer and Geographic Information of our Consolidated Financial Statements included in this report and is incorporated in this section by this reference.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Devices and Systems	60%	61%
Supplies	31%	31%
Services	9%	8%

Total	100%	100%

During the three months ended March 31, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

2014 First Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue decreased $0.2 million in the first quarter ended March 31, 2014 to $85.6 million compared to $85.8 million in the first quarter of the previous year. We experienced revenue increases across business units in Canada and Denmark, and declines across other business units in Europe, South America and the United States.

Net income was $6.3 million or $0.19 per diluted share in the three months ended March 31, 2014, compared with net income of $3.4 million or $0.12 per share in the same period in 2013. An increase from 57.4% to 58.2% in gross profit percentage for the first quarter of 2014 compared to same period in 2013 resulted primarily from improved margins associated with more favorable product mix.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2014.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended March 31,
	2014	2013
Revenue	100%	100%
Cost of revenue	41.7	42.6

Gross profit	58.3	57.4

Operating expenses:
Marketing and selling	25.0	25.9
Research and development	8.8	9.6
General and administrative	14.3	16.2

Total operating expenses	48.1	51.7

Income from operations	10.1	5.7
Other income (expense), net	0.4	(0.4)

Income before provision for income tax (benefit)	10.5	5.3

Provision for income tax expense	3.2	1.3

Net income	7.3%	4.0%

As the operations of Grass since its acquisition date of February 2013 have been reflected in our consolidated results, where significant, we have noted the impact of this acquisition on our results of operations for the three months ended March 31, 2014, as compared to the same period in 2013.

Three Months Ended March 31, 2014 and 2013

Revenues

Our consolidated revenue decreased $0.2 million in the first quarter ended March 31, 2014 to $85.6 million compared to $85.8 million in the first quarter of the previous year. Grass contributed $1.6 million of incremental revenue in the first quarter of 2014.

Revenue from our neurology products increased $0.7 million or 1.3 % to $56.4 million in the first quarter of 2014, compared to $55.7 million in the same period in 2013. This increase was attributable to higher demand for polysomnography systems. Revenue from our newborn care products decreased by $1.0 million, or 3.3% to $29.1 million in the first quarter of 2014 compared to $30.1 million in the same period in 2013. This decrease was primarily attributed to lower international demand for phototherapy products.

Revenue from neurology devices and systems was $36.1 million for the three months ended March 31, 2014, representing an increase of 3.9% or $1.4 million, from $34.7 million reported in the first quarter of 2013. Grass contributed to $1.0 million of incremental revenue in neurology devices and systems while revenue from our neurology products other than Grass increased by $0.4 million in the first quarter of 2014 compared to the first quarter of 2013, primarily driven by an increase in demand for polysomnography systems. Revenue from newborn care devices and systems was $14.9 million for the three months ended March 31, 2014, representing a decrease of 13.5% or $2.3 million, from $17.3 million reported in the first quarter of 2013. This decrease in newborn care devices and systems revenue was driven by lower international demand for phototherapy products.

Revenue from devices and systems was 60% of consolidated revenue in the first quarter of 2014 compared to 61% of consolidated revenue in the first quarter of 2013.

Revenue from neurology supplies was $14.2 million for the three months ended March 31, 2014 representing a decrease of 7.9% or $1.2 million, from $15.4 million reported in the first quarter of 2013. Grass contributed $0.5 million of incremental revenue to neurology supplies. Neurology supplies revenue other than Grass decreased $1.7 million in the first quarter of 2014 compared to the first quarter of 2013. This decrease was primarily attributable to a decrease in neurodiagnostic supplies. Revenue from newborn care supplies was $12.3 million for the three months ended March 31, 2014, representing an increase of 7.1% or $0.8 million from $11.5 million reported in the first quarter of 2013. This increase is primarily due to a increase in demand for ALGO hearing supplies.

Revenue from supplies was 31% of consolidated revenue in the first quarter of 2014 and 2013.

Revenue from neurology services was $6.1 million for the three months ended March 31, 2014 representing an increase of 10.6% or $0.6 million, from $5.5 million reported in the first quarter of 2013. Revenue from newborn care services was $1.9 million for the three months ended March 31, 2014, representing an increase of 37.1% or $0.5 million from $1.4 million reported in the first quarter of 2013. This increase was comprised primarily of growth in newborn care hearing screening data management services.

Revenue from services was 9% of consolidated revenue in the first quarter of 2014 compared to 8% in the same period in 2013.

No single customer accounted for more than 10% of our revenue in the first quarter of either 2014 or 2013. Revenue from domestic sales was $48.4 million for the three months ended March 31, 2014 and March31, 2013. Revenue from international sales decreased 0.4% to $37.3 million for the three months ended March 31, 2014 compared to $37.5 million in the first quarter of 2013. Revenue from domestic sales was 56.5% of total revenue for the three months ended March 31, 2014 and 56.3% for the three months ended March 31, 2013. Revenue from international sales was 43.5% of total revenue in the first quarter of 2014 and 2013.

Cost of Revenue and Gross Profit

Our cost of revenue decreased $0.8 million or 2.1% to $35.8 million for the three months ended March 31, 2014 from $36.6 million in the first quarter of 2013. Grass contributed an incremental increase of $0.8 million to our cost of revenue, which was coupled with cost of revenue declines across North America driven by favorable product mix. Gross profit increased $0.7 million, or 1.3% to $49.9 million in the first quarter of 2014 from $49.2 million in the first quarter of 2013. Gross profit as a percentage of revenue was 58.3% for the three months ended March 31, 2014 and 57.4% for the three months ended March 31, 2013. The increase in gross profit as a percentage of revenue was the result of improved margins associated with product mix.

Operating Costs

Total operating costs decreased $3.2 million or 7.1% to $41.2 million for the three months ended March 31, 2014, from $44.4 million in the first quarter of 2013. The operating costs of Grass contributed to $0.1 million in incremental operating costs.

Our marketing and selling expenses decreased $0.8 million or 3.5% to $21.4 million in the first quarter of 2014, from $22.2 million in the first quarter of 2013. Marketing and selling expenses as a percent of total revenue were 25.0% for the three months ended March 31, 2014 and 25.9% for the same period in 2013. The decrease in marketing and selling expenses is the result of cost cutting initiatives.

Our research and development expenses decreased $0.7 million or 8.6% to $7.5 million for the three months ended March 31, 2014 from $8.2 million for the three months ended March 31, 2013. Research and development expenses as a percent of total revenue decreased to 8.8% in the first quarter of 2013 from 9.6% in the first quarter of 2013. The decrease in research and development expenses is due to lower employee compensation costs resulting from restructuring activities initiated in mid 2013.

Our general and administrative expenses decreased $1.7 million or 12.1% to $12.3 million for the three months ended March 31, 2014 from $14.0 million for the three months ended March 31, 2013. General and administrative expenses as a percent of revenue decreased to 14.3% in the first quarter of 2014 from 16.3% in the first quarter of 2013. The medical device tax enacted in 2013 accounted for $0.7 million of general and administrative expenses for the three months ended March 31, 2014. The overall decrease in general and administrative expenses for the period was driven by a reduction in spending on outside services.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income of $0.3 million for the three months ended March 31, 2014, compared to other expense of $0.3 million for the three months ended March 31, 2013. We reported $0.1 million of foreign currency exchange gains in the first quarter of 2014 versus $0.2 million of foreign exchange losses in the first quarter of 2013. Interest expense was $0.3 million for the three months ended March 31, 2014 compared to $0.5 million for the three months ended March 31, 2013. The overall decrease in interest expense was driven by favorable interest rate fluctuation.

Provision for Income Tax

We recorded a provision for income tax of $2.7 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate was 30.5% and 23.9% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, our effective tax rate differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates. Several temporary tax provisions including research and development tax credits and tax relief provision to foreign income were expired on December 31 2013 as a part of the America Taxpayer Relief of 2012 resulted a higher effective tax rate ended March 31, 2014 than the effective tax rate ended March 31, 2013. For the three months ended March 31, 2013, our effective tax rate differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits of approximately $340,000 derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $59.6 million and working capital of $124.2 million, compared with cash and cash equivalents of $56.1 million and working capital of $116.7 million as of December 31, 2013. The $7.5 million increase in working capital from December 31, 2013 to March 31, 2014 resulted primarily from a $3.5 million increase in cash and cash equivalents and a $3.7 million reduction in accounts payable.

As of March 31, 2014, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of approximately $59.6 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds are repatriated.

At March 31, 2014 we had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

In February 2013, we acquired the Grass Technology Product Group from Astro-Med Inc through an asset purchase for a cash price of $18.6 million. We funded this acquisition with a combination of cash-on-hand and an $18 million borrowing under the credit facility.

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.

Cash provided by operations increased by $6.6 million to $5.7 million for the three months ended March 31, 2014 compared to $0.9 million cash used by operations for the same period in 2013. The sum of our net income and certain non-cash expense items, such as reserves, depreciation and amortization, and share based compensation was approximately $9.8 million for the three months ended March 31, 3014, compared to $8.9 million in the 2013 period. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a cash outflow of $4.1 million in the three months ended March 31, 2014 compared with a cash inflow of $9.8 million in the 2013 period. The increase in cash flow from operations for the three months of 2014 was largely driven by an increase of $2.8 million in net income and an increase in our deferred taxes of $2.1 million related to the tax effect of stock option exercises.

Cash used by investing activities was $5.8 million for the three months ended March 31, 2014, compared to cash used by investing activities of $20.0 million for the same period in 2013. We used $2.5 million to acquire Tender Touch and HHC during the three months ended March 31, 2014. We also made purchase accounting adjustments for $2.4 million related to the Grass acquisition. We used $0.8 million and $1.4 million of cash to acquire property and equipment and intangibles during the three months ended March 31, 2014 and 2013, respectively.

Cash provided by financing activities was $3.4 million in the three months ended March 31, 2014, compared to $22.1 million in the three months ended March 31, 2013. In February 2013 we borrowed $18 million of cash on our credit facility to partially fund the acquisition of Grass. We received cash from sales of our stock pursuant to exercise of stock options and contributions to our employee stock purchase plan in the amount of $6.3 million and $2.1 in the three months ended March 31, 2014 and 2013, respectively.

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

Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities. There were no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We develop products in the U.S., Canada, Argentina, and Europe and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. Dollars and Euros and with the acquisitions of Xltek in 2007, Medix in 2010 and Nicolet in 2013, a small portion of our sales are now denominated in Canadian dollars, Argentine pesos and British pounds. As our sales in currencies other than the U.S. Dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the three months ended March 31, 2014. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of March 31, 2014.

When feasible, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at March 31, 2014, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of March 31, 2014. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes in our risks from such description.

ITEM 6.	Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 7, 2014	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2014	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

NATUS MEDICAL INCORPORATED

INDEX TO EXHIBITS

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.