Form 10-Q
period 2014-06-30
NATUS MEDICAL INC
filed 2014-08-08
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June, 30, 2014

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

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 1, 2014 was 32,311,466.

NATUS MEDICAL INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$56,018	$56,106
Accounts receivable, net of allowance for doubtful accounts of $3,521 in 2014 and $3,346 in 2013	76,910	82,110
Inventories	35,503	37,685
Prepaid expenses and other current assets	12,369	11,904
Deferred income tax	9,060	8,956

Total current assets	189,860	196,761
Property and equipment, net	21,108	23,295
Intangible assets	98,529	98,820
Goodwill	100,931	97,238
Other assets	9,285	10,324

Total assets	$419,713	$426,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,979	$29,777
Current portion of long-term debt	10,409	10,517
Accrued liabilities	23,429	26,831
Deferred revenue	11,409	12,946

Total current liabilities	70,226	80,071
Long-term liabilities:
Long-term debt, net of current portion	6,000	27,500
Other liabilities	2,310	2,845
Deferred income tax	10,765	9,704

Total liabilities	89,301	120,120

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,265,997 in 2014 and 30,751,056 in 2013	306,127	292,055
Retained earnings	48,508	34,516
Accumulated other comprehensive loss	(24,223)	(20,253)

Total stockholders’ equity	330,412	306,318

Total liabilities and stockholders’ equity	$419,713	$426,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$86,325	$82,250	$171,948	$168,084
Cost of revenue	35,295	33,859	71,028	70,460

Gross profit	51,029	48,391	100,920	97,624

Operating expenses:
Marketing and selling	22,028	21,848	43,451	43,969
Research and development	7,873	8,626	15,381	16,801
General and administrative	10,823	11,759	23,103	25,837

Total operating expenses	40,724	42,233	81,934	86,607

Income from operations	10,305	6,158	18,986	11,017
Other income (expense), net	795	(523)	1,107	(856)

Income before provision for income tax	11,100	5,635	20,093	10,161
Provision for income tax expense	3,359	1,615	6,101	2,699

Net income	$7,741	$4,020	$13,991	$7,462

Foreign currency translation adjustment	(1,078)	(998)	(3,969)	(3,329)

Comprehensive income	$6,662	$3,022	$10,022	$4,133

Earnings per share:
Basic	$0.25	$0.14	$0.45	$0.25

Diluted	$0.24	$0.13	$0.43	$0.24

Weighted average shares used in the calculation of earnings per share:
Basic	31,424	29,666	31,244	29,685

Diluted	32,444	30,468	32,315	30,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$13,991	$7,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,626	6,313
Provision for losses on accounts receivable	98	232
Warranty reserve	595	771
Loss on disposal of property and equipment	—	26
Share-based compensation	3,177	3,179
Excess tax benefit on the exercise of stock options	(2,746)	(403)
Changes in operating assets and liabilities:
Accounts receivable	3,880	4,574
Inventories	2,699	(448)
Prepaid expenses and other assets	(144)	(112)
Accounts payable	(4,010)	(6,473)
Deferred income tax	2,323	(984)
Accrued liabilities and deferred revenue	(6,346)	(9,463)

Net cash provided by operating activities	19,142	4,674

Investing activities:
Acquisition of businesses, net of cash acquired	(4,925)	(18,600)
Purchases of property and equipment	(2,199)	(1,514)
Purchase of intangible assets	(576)	(768)

Net cash used in investing activities	(7,700)	(20,882)

Financing activities:
Proceeds from stock option exercises and ESPP purchases	9,454	3,847
Excess tax benefit on the exercise of stock options	2,746	403
Repurchase of common stock	(1,208)	—
Proceeds from long-term borrowings	—	55,300
Payments on borrowings	(21,608)	(37,586)

Net cash provided by (used in) financing activities	(10,616)	21,964

Exchange rate changes effect on cash and cash equivalents	(915)	97

Net increase (decrease) in cash and cash equivalents	(88)	5,853
Cash and cash equivalents, beginning of period	56,106	23,057

Cash and cash equivalents, end of period	$56,018	$28,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$309	$946

Cash paid for income taxes	$3,955	$7,527

Non-cash investing activities:
Property and equipment included in accounts payable	$187	$268

Inventory transferred to property and equipment	$510	$719

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

Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and except for the prior period correction of errors disclosed below, reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter 2014 we identified two prior period misstatements which we consider to be immaterial to the overall financial statements. The first related to the amortization of intangible assets. Amortization expense was recorded on a straight line basis in United States Dollars (“USD”) for foreign entities when the expense should have been recorded on a straight line basis in the entities functional currencies. As a result there was a $1.1 million adjustment to reduce amortization expense in the second quarter 2014 related to prior periods. See Note 5 – Intangible Assets. The second related to the revaluation of two intercompany loans acquired in the acquisition of the Nicolet neurodiagnostic business from CareFusion on July 2, 2012. The revaluation of these loans was recorded to Other Comprehensive Income rather than Foreign Exchange Gain or Loss. This resulted in a $1.2 million reclassification from Other Comprehensive Income to Foreign Exchange Gains in the second quarter of 2014. See Note 11 – Other Income (Expense), net.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year ending December 31, 2016.

2 - Business Combinations

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for a total cash consideration of $21.0 million. Included in the total cash consideration is an adjustment of $2.4 million made in the first quarter of 2014 for inventory purchase commitments. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (EEG) and polysomnography (PSG) systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. A total of $0.6 million of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

Approximately $7.0 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed and represent primarily the expected synergies of combining the operations of the Company and the Grass business. The goodwill is amortizable over 15 years for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present).

Pro forma financial information

The following unaudited pro forma information combining results of operations of the Company for the six months ended June 30, 2013 are presented as if the acquisition of Grass had occurred on January 1, 2013:

Unaudited Pro forma Financial Information

(in thousands)

Six Months Ended June 30, 2013
Revenue	$169,089
Income from operations	$11,725

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

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2013 through June 30, 2013, Grass’ statement of operations for the period from January 1, 2013 to February 1, 2013 was combined with our consolidated statement of operations and comprehensive income for the six months ended June 30, 2013.

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

Hearing Screening as a Service

In the first quarter of 2014, the company entered into two asset purchase agreements for companies in the newborn hearing screening services market for a total consideration of $2.6 million. Both acquisitions support the Company’s objective to enter this market that complements our newborn hearing screening device business.

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

For the three and six months ended June 30, 2014, common stock equivalents of 1,019,887 and 1,071,503 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 232,929 and 231,224 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

4 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and subassemblies	$19,477	$24,312
Work in process	2,067	2,584
Finished goods	20,509	17,861

Total inventories	42,053	44,757

Less: Non-current inventories	(6,550)	(7,072)

Inventories, current	$35,503	$37,685

At June 30, 2014 and December 31, 2013, the Company has classified $6.6 million and $7.1 million respectively, of inventories, as other assets. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 - Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$65,850	—	$(26,684)	$39,166	$65,904	—	$(25,519)	$40,385
Customer related	32,010	—	(10,788)	21,222	31,231	—	(9,763)	21,468
Internally developed software	13,276	—	(5,805)	7,471	11,069	—	(5,107)	5,962
Patents	2,954	—	(2,198)	756	2,724	—	(2,094)	630
Backlog	722	—	(722)	—	722	—	(722)	—

Definite-lived intangible assets	114,812		(46,197)	68,615	111,650	—	(43,205)	68,445
Intangible assets with indefinite lives:
Tradenames	32,990	(3,076)	—	29,914	33,435	(3,060)	—	30,375

Total Intangibles	$147,802	$(3,076)	$(46,197)	$98,529	$145,085	$(3,060)	$(43,205)	$98,820

Definite-lived intangible assets are amortized over their weighted average lives of 15 years for technology, 11 years for customer related intangibles, 5 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $11.8 million relating to costs incurred for development of internal use computer software and $1.5 million for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Technology	$500	$1,096	$1,165	$2,165
Customer Related	296	678	1,025	1,322
Internally developed software	422	244	698	509
Patents	6	30	104	61

Total amortization	$1,223	$2,048	$2,992	$4,057

During the second quarter 2014 we identified an inaccuracy related to intangibles amortization. Amortization expense was being recorded on a straight line basis in USD for foreign entities when the expense should have been recorded on a straight line basis in the entities functional currency. As a result there was a $1.1 million adjustment to reduce amortization expense in the second quarter 2014 related to prior periods.

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2014	$5,101
2015	7,675
2016	6,894
2017	6,605
2018	6,371
2019	5,406
Thereafter	30,563

Total expected amortization expense	$68,615

6 - Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2013	$97,238
Acquisitions/Purchase Accounting Adjustments	4,001
Foreign currency translation	(309)

As of June 30, 2014	$100,931

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$4,018	$4,152
Buildings	9,454	10,269
Leasehold improvements	2,910	2,796
Office furniture and equipment	11,829	10,820
Computer software and hardware	9,157	10,250
Demonstration and loaned equipment	10,138	9,470

	47,506	47,757
Accumulated depreciation and amortization	(26,398)	(24,462)

Total	$21,108	$23,295

Depreciation and amortization expense of property and equipment was approximately $965,000 and $2.4 million for the three and six months ended June 30, 2014, respectively, and was approximately $1.2 and $2.3 million for the three and six months ended June 30, 2013, respectively.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$3,011	$2,643	$3,142	$2,260
Acquisition warranty assumed	—	—	—	191
Warranty accrued for the period	141	115	595	771
Repairs for the period	(464)	(688)	(1,049)	(1,152)

Balance, end of period	$2,688	$2,070	$2,688	$2,070

9 - Share-Based Compensation

At June 30, 2014, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2014 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$50	$37	$78	$96
Marketing and sales	261	202	497	472
Research and development	257	124	404	241
General and administrative	999	1,456	2,198	2,370

Total	$1,567	$1,819	$3,177	$3,179

As of June 30, 2014, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $15.0 million, which is expected to be recognized over a weighted average period of 2.6 years.

10 - Other Income (Expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income	$7	$34	$137	$65
Interest expense	(184)	(469)	(448)	(946)
Foreign currency exchange gain (loss)	852	147	1,001	(50)
Other	120	(235)	417	75

Total other income (expense), net	$795	$(523)	$1,107	$(856)

During the second quarter 2014 we identified an error related to the classification of revaluation of two intercompany loans acquired in the purchase of Nicolet. The revaluation of these loans was recorded to Other Comprehensive Income rather than Foreign Exchange Gain or Loss. This resulted in a $1.2 million reclassification from Other Comprehensive Income to Foreign Exchange Gains in the second quarter of 2014.

11 - Income Taxes

Provision for Income Tax Expense

We recorded provisions for income tax of $3.4 million and $6.1 million for the three and six months ended June 30, 2014, respectively. Our effective tax rate was 30.3% and 30.4% for the three and six months ended June 30, 2014, respectively.

We recorded provisions for income tax of $1.6 million and $2.7 million for the three and six months ended June 30, 2013, respectively. Our effective tax rate was 28.7% and 26.6% for the three and six months ended June 30, 2013, respectively.

Our effective tax rate for the six months ended June 30, 2014 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate. The increase in the effective tax rate for the three months ended June 30, 2014 compared to the three months ended March 31,2014 is primarily attributable to the adjustment related to intangible assets recorded in this quarter; however the effect was offset by an adjustment related to year foreign statutory and income tax filings.

Our effective tax rate for the six months ended June 30, 2013 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits related to the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013 and domestic manufacturer deduction. The federal research and development credit and domestic manufacturer deduction benefited the effective tax rate for the six months ended June 30, 2013 by approximately 4%.

We recorded a tax benefit of $281,000 of unrecognized tax benefit due to the audit closures and expiration of the statute of limitations for the six months ended June 30, 2014. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $696,000.

Our tax returns remain open to examination as follows: U.S. Federal, 2010 through 2013, U.S. States 2009 through 2013 and significant foreign jurisdictions, 2009 through 2013.

12 - Restructuring Reserves

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

Activity in the restructuring reserves for the six months ended June 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$335
Expensed	126
Reversals	(42)
Cash payments	(419)

Balance at June 30, 2014	$—

13 - Debt and Credit Arrangements

The Company has a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The $25 million credit line is fully available under the credit agreement. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of June 30, 2014. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

Long-term debt is comprised of the following (2014 and 2013 columns in thousands):

	June 30, 2014	December 31, 2013
Term loan $50 million, interest at LIBOR plus 1.75%, due June 30, 2018 with term loan principle repayable in quarterly installments of $2.5 million	$16,000	$37,500
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due June 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014 and one final payment of $404,000 collateralized by a first lien on company owned land and building	409	517

Total	16,409	38,017
Less: current portion of long-term debt	(10,409)	(10,517)

Total long-term debt	$6,000	$27,500

Maturities of long-term debt as of June 30, 2014 are as follows (in thousands):

Three months ended December 31, 2014	$5,409
2015	10,000
2016	1,000

Total Total long-term debt	$16,409

At June 30, 2014 and December 31, 2013, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

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

Revenue and long-lived asset information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Revenue:
United States	$52,468	$47,926	$100,813	$96,290
Foreign countries	33,857	34,324	71,135	71,794

Totals	$86,325	$82,250	$171,948	$168,084

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue by End Market:
Neurology Products
Devices and Systems	$35,181	$31,202	$70,349	$65,908
Supplies	15,085	15,192	30,259	30,639
Services	5,509	6,393	11,653	11,946

Total Neurology Revenue	55,775	52,787	112,261	108,537

Newborn Care Products
Devices and Systems	16,625	16,052	31,549	33,302
Supplies	11,571	11,524	23,847	22,988
Services	2,354	1,887	4,292	3,301

Total Newborn Care Revenue	30,550	29,463	59,687	59,591

Total Revenue	$86,325	$82,250	$171,948	$168,084

	June 30, 2014	December 31, 2013
Property and equipment, net:
United States	$9,090	$9,619
Canada	5,744	6,060
Argentina	3,884	4,932
Other foreign countries	2,390	2,684

Totals	$21,108	$23,295

During the three and six months ended June 30, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of June 30, 2014 and December 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Except for debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The carrying amount of the Company’s long term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus an applicable spread.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2013 of Natus Medical Incorporated. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2013 and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2014 Second Quarter Overview. A summary of key information concerning the financial results for the three months ended June 30, 2014;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require significant estimates, assumptions, and judgments;

•	Results of Operations. An analysis of our results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recent Accounting Pronouncements. See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

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

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 14 – Segment, Customer and Geographic Information of our Consolidated Financial Statements included in this report and is incorporated in this section by this reference.

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Devices and Systems	60%	58%	59%	59%
Supplies	31%	32%	32%	32%
Services	9%	10%	9%	9%

Total	100%	100%	100%	100%

During the three and six months ended June 30, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

2014 Second Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $4.1 million in the second quarter ended June 30, 2014 to $86.3 million compared to $82.2 million in the second quarter of the previous year. Our revenue increases were primarily in the United States market driven by strength in sales of our Neurology equipment.

Net income was $7.7 million or $0.24 per diluted share in the three months ended June 30, 2014, compared with net income of $4.0 million or $0.13 per share in the same period in 2013. An increase from 58.3% to 59.1% in gross profit percentage for the second quarter of 2014 compared to the same period in 2013 was primarily the result of ongoing cost reduction initiatives.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the six months ended June 30, 2014.

Results of Operations

The following table sets forth, for the periods indicated selected consolidated statements of operations data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	40.1	41.2	41.3	41.9

Gross profit	59.9	58.8	58.7	58.1

Operating expenses:
Marketing and selling	25.5	26.5	25.3	26.2
Research and development	9.1	10.5	8.9	10.0
General and administrative	12.5	14.3	13.4	15.4

Total operating expenses	47.2	51.3	47.7	51.6
Income from operations	11.9	7.5	11.0	6.5
Other income (expense), net	0.9	(0.6)	0.6	(0.5)

Income (loss) before provision for income tax (benefit)	12.9	6.9	11.7	(6.0)

Provision for income tax expense	3.9	2.0	3.5	1.6

Net income	9.0%	4.9%	8.1%	4.4%

As the operations of Grass since its acquisition date of February 2013 have been reflected in our consolidated results, where significant, we have noted the impact of this acquisition on our results of operations for the six months ended June 30, 2014, as compared to the same period in 2013.

Revenues

The following table shows revenue by products during the three and six months ended June 30, 2014 and June 30, 2013 in millions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Neurology
Devices and Systems	$35,181	$31,202	13%	$70,349	$65,908	7%
Supplies	15,085	15,192	(1)%	30,259	30,639	(1)%
Services	5,509	6,393	(14)%	11,653	11,946	(2)%

Total Neurology	55,775	52,787	6%	112,261	108,537	3%

Newborn Care
Devices and Systems	16,625	16,052	4%	31,549	33,302	(5)%
Supplies	11,571	11,524	0%	23,847	22,988	4%
Services	2,354	1,887	25%	4,292	3,301	30%

Total Newborn Care	30,550	29,463	4%	59,687	59,591	0%

Total Revenue	$86,325	$82,250	5%	$171,948	$168,084	2%

For the three months ended June 30, 2014, Neurology revenue increased by 6% compared to the same quarter last year, with the growth primarily the result of increased revenue in our domestic market. Revenue from sales of Neurology Devices and Systems grew 13%, driven primarily by larger orders in the current quarter as compared to last year. The growth in Devices and Systems revenue was partially offset by a decline in Supplies and Service revenue due to lower service contract revenue from domestic customers and a decrease in the volume of service parts sold to international customers.

For the six months ended June 30, 2014, Neurology revenue increased by 3% compared to the same period last year with the growth coming mainly from the domestic market. Neurology Devices and Systems revenue for increased 7% for the six month ended June 30, 2014 compared to the same period last year with growth in both the domestic and international markets. Supplies and Service revenues for the six-month period declined slightly compared to the same period last year.

For the three months ended June 30, 2014, Newborn Care revenue increased by 4% compared to the same quarter last year. Geographically, the increase is in our domestic market. Other factors contributing to the increase were the introduction of two new products and the introduction of Peloton, our new hearing screening service initiative. For the six months ended June 30, 2014, Newborn Care has marginal growth compared to prior year. Geographically, demand in our domestic market has increased while we experienced slower international demand in the first three months of the year.

No single customer accounted for more than 10% of our revenue in the second quarter of either 2014 or 2013. Revenue from domestic sales increased 9.5% to $52.5 million for the three months ended June 30, 2014 from $48.4 million in the second quarter of 2013. This increase was primarily driven by the introduction of our new hearing screening services initiative. Revenue from international sales decreased 9.2% to $33.8 million for the three months ended June 30, 2014 compared to $37.3 million in the second quarter of 2013. The decrease in international revenue was driven by lower demand of supplies.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$86,325	$82,250	$171,948	$168,084
Cost of revenue	35,295	33,859	71,028	70,460

Gross profit	51,029	48,391	100,920	97,624

Gross profit percentage	59.1%	58.9%	58.7%	58.1%

For the three months ended June 30, 2014, our gross profit increased by 6% compared to the same quarter last year as a result of higher revenues. Gross profit as a percent of sales increased to 59.1% from 58.9% during the same period. For the six months ended June 30, 2014, our gross profit increased as a result of higher revenue. Gross profit as a percent of sales has also increased to 58.7% from 58.1% as a result of our ongoing cost reduction initiatives. The increase in gross profit was driven by ongoing cost reduction initiatives as well as a $0.5 million reduction for the prior period amortization expense adjustment.

Operating Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Marketing and selling	$22,028	$21,848	$43,451	43,969
Percentage of revenue	25.5%	26.6%	25.3%	26.2%
Research and development	$7,873	$8,626	$15,381	16,801
Percentage of revenue	9.1%	10.4%	9.1%	10.0%
General and administrative	$10,823	$11,759	$23,103	25,837
Percentage of revenue	12.5%	14.3%	13.4%	15.4%

Marketing and Selling

Marketing and selling expenses for the three and six months ended June 30, 2014 included a $0.5 million reduction for the prior period amortization expense adjustment.

Research and Development

The reduction in research and development expenses during the three months six months ended June 30, 2014 compared to the same periods in 2013 is primarily due to a reduction in payroll expenses driven by our ongoing cost reduction activities.

General and Administrative

There are two main drivers for the decrease in general and administrative expenses for the periods above. The first is a reduction in spending on outside services associated with cost reduction initiatives. The second is related to the medical device tax enacted in 2013. In late 2013 we completed a study and determined an overpayment of $1.0 million was made in 2013 for the medical device tax. An adjustment to reduce our expense was made at the end of 2013. Our payments and associated expenses have been adjusted in 2014 and we are expecting a refund in the third quarter of 2014 for the 2013 overpayment.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2014 we reported other income of $795,000, compared to other expense of $523,000 for the same period in 2013. This increase was driven by an increase in currency exchange gains and losses. In the second quarter of 2014 we recognized $1.2 million of prior period currency exchange gains related to the revaluation of loans that were acquired as part of the Nicolet acquisition.

For the six months ended June 30, 2014 we reported other income of $1.1 million, compared to other expense of $856,000 for the same period in 2013. This increase was driven by an increase in currency exchange gains, as described above as well as a reduction in interest expense. The decrease in interest expense is driven by the accelerated repayment of long term debt.

Provision for Income Tax

We recorded provisions for income tax of $3.4 million and $6.1 million for the three and six months ended June 30, 2014, respectively. Our effective tax rate was 30.3% and 30.4% for the three and six months ended June 30, 2014, respectively.

We recorded provisions for income tax of $1.6 million and $2.7 million for the three and six months ended June 30, 2013, respectively. Our effective tax rate was 28.7% and 26.6% for the three and six months ended June 30, 2014, respectively.

Our effective tax rate for the six months ended June 30, 2014 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate. The adjustment related to intangible and goodwill assets for this quarter has increased effective tax rate approximately 4.9% for the six months ended June 30, 2014.

The increase in tax expense for the six months ended June 30, 2014 compared to the same period of 2013 is primarily attributable to the increase in income before provision for income taxes. The increase in the effective tax rate for the three months ended June 30, 2014 compared to three months ended March 31, 2014 is primarily attributable to the adjustment related to intangible assets recorded in this quarter; however the effect was offset by an adjustment related to prior year foreign statutory and income tax filings.

The increase in tax expense for the six months ended June 30, 2014 compared to the same period of 2013 is primarily attributable to the increase in income before provision for income taxes. The increase in the effective tax rate for the six months ended June 30, 2014 compared to the same period of 2013 is primarily attributable to the adjustment related to intangible and goodwill assets recorded in this quarter and the tax benefit taken in 2013 related to the 2012 federal research and development tax credit by enactment of the American Relief Act of 2012 in January 2013.

Liquidity and Capital Resources

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$56,018	$56,106
Property, plant and equipment, net	21,108	23,295
Long-term debt	16,409	38,017
Working capital	119,634	116,690

	Six Months Ended
	June 30, 2014	June 30, 2013
Net cash provided by operating activities	$19,142	$4,674
Net cash used in investing activities	(7,700)	(20,882)
Net cash provided by (used in) financing activities	(10,616)	21,964

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.

As of June 30, 2014, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $33.0 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.

At June 30, 2014 we had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

In February 2013, we acquired the Grass Technology Product Group from Astro-Med Inc through an asset purchase for a cash price of $18.6 million. We funded this acquisition with a combination of cash-on-hand and an $18 million borrowing under the credit facility.

During the six months ended June 30, 2014 cash generated from operating activities of $19.1 million was the result of $14.0 million of net income, non-cash adjustments to net income of $6.7 million, and net cash outflows of $1.6 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $7.7 million and consisted of cash used related to the acquisition of businesses of $4.9 million and cash used to acquire property and equipment and intangible assets of $2.8 million. Cash used in financing activities during the six months ended June 30, 2014 was $10.6 million and consisted of $21.6 million repayment of long term debt offset by proceeds from stock option exercises and ESPP purchases and their related tax benefits of $11.0 million.

During the six months ended June 30, 2013 cash generated from operating activities of $4.7 million was the result of $7.5 million of net income, non-cash adjustments to net income of $10.1 million, and net cash outflows of $12.9 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $20.9 million and consisted of cash used to acquire Grass of $18.6 million and cash used to acquire property and equipment and intangible assets of $2.3 million. Cash generated by financing activities during the six months ended June 30, 2013 was $21.9 million and consisted of a $17.7 million net change in long term debt related to the restructuring of the Wells Fargo credit facility offset by proceeds from stock option exercises and ESPP purchases and their related tax benefits of $4.2 million.

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

We develop and manufacture products in the U.S., Canada, Argentina, and Europe and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in U.S. Dollars and Euros and a small portion in Canadian dollars, Argentine pesos and British pounds. As our sales in currencies other than the U.S. Dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the six months ended June 30, 2014. Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on our investments held as of June 30, 2014.

When feasible, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at June 30, 2014, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of June 30, 2014. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

We are also exposed to risks associated with changes in interest rates, as the interest rate on our Credit Agreement and Term Loan may vary with the LIBOR rate.

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

Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock for the six months ended June 30, 2014.

			Total Number	Maximum
			of Shares	Amount
			Purchased as	Remaining that
	Total	Average	Part of Publicly	May Be
	Number of	Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
June 9, 2014 — June 30, 2014	47,825	$25.26	47,825	$8,791,937

Total	47,825	$25.26	47,825	$8,791,937

The Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on June 9, 2014 and has no set expiration date.

ITEM 6.	Exhibits

(a) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 8, 2014	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 8, 2014	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)