Form 10-Q
period 2014-09-30
NATUS MEDICAL INC
filed 2014-11-05
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-33001

NATUS MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	77-0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6701 Koll Center Parkway, Suite 120, Pleasanton, CA 94566

(Address of principal executive offices) (Zip Code)

(925) 223-6700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 31, 2014 was 32,547,632.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$57,806	$56,106
Accounts receivable, net of allowance for doubtful accounts of $3,902 in 2014 and $3,346 in 2013	79,485	82,110
Inventories	37,115	37,685
Prepaid expenses and other current assets	10,386	11,904
Deferred income tax	8,539	8,956

Total current assets	193,331	196,761
Property and equipment, net	19,345	23,295
Intangible assets	95,515	98,820
Goodwill	97,108	97,238
Other assets	9,670	10,324

Total assets	$414,969	$426,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,530	$29,777
Current portion of long-term debt	8,000	10,517
Accrued liabilities	23,192	26,831
Deferred revenue	11,666	12,946

Total current liabilities	69,388	80,071
Long-term liabilities:
Long-term debt, net of current portion	—	27,500
Other liabilities	3,161	2,845
Deferred income tax	10,595	9,704

Total liabilities	83,144	120,120

Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,210,169 in 2014 and 30,751,056 in 2013	305,733	292,055
Retained earnings	56,293	34,516
Accumulated other comprehensive loss	(30,201)	(20,253)

Total stockholders’ equity	331,825	306,318

Total liabilities and stockholders’ equity	$414,969	$426,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$89,876	$85,392	$261,824	$253,475
Cost of revenue	34,345	34,058	105,374	104,518

Gross profit	55,531	51,334	156,450	148,957

Operating expenses:
Marketing and selling	19,845	20,337	63,296	64,305
Research and development	8,188	7,536	23,569	24,337
General and administrative	14,732	14,323	37,835	40,160

Total operating expenses	42,765	42,196	124,700	128,802

Income from operations	12,766	9,138	31,750	20,155
Other expense, net	(1,447)	(580)	(340)	(1,437)

Income before provision for income tax	11,319	8,558	31,410	18,718
Provision for income tax expense	3,533	2,271	9,634	4,969

Net income	$7,786	$6,287	$21,776	$13,749

Foreign currency translation adjustment	(5,979)	646	(9,949)	(2,683)

Comprehensive income	$1,806	$6,933	$11,828	$11,066

Earnings per share:
Basic	$0.25	$0.21	$0.69	$0.46

Diluted	$0.24	$0.20	$0.67	$0.45

Weighted average shares used in the calculation of earnings per share:
Basic	31,584	30,096	31,358	29,825

Diluted	32,615	30,790	32,426	30,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$21,776	$13,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,567	9,554
Provision for losses on accounts receivable	561	446
Warranty reserve	1,420	818
Impairment of property and equipment	2,160	141
Share-based compensation	4,704	4,608
Excess tax benefit on the exercise of stock options	(3,846)	(637)
Changes in operating assets and liabilities:
Accounts receivable	1,250	7,105
Inventories	(469)	(1,428)
Prepaid expenses and other assets	1,776	(281)
Accounts payable	(2,624)	(5,880)
Deferred income tax	4,981	(1,176)
Accrued liabilities and deferred revenue	(7,071)	(6,365)
Liabilities acquired in acquisitions	—	61

Net cash provided by operating activities	33,185	20,715

Investing activities:
Acquisition of businesses, net of cash acquired	(4,925)	(18,600)
Purchases of property and equipment	(3,736)	(597)
Purchase of intangible assets	(964)	(1,815)

Net cash used in investing activities	(9,625)	(21,012)

Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases	10,515	5,097
Excess tax benefit on the exercise of stock options	3,846	637
Repurchase of common stock	(3,407)	—
Shares traded for awards vested	(1,960)	—
Proceeds from long-term borrowings	—	57,383
Payments on borrowings	(30,017)	(42,182)

Net cash provided by (used in) financing activities	(21,023)	20,935

Exchange rate changes effect on cash and cash equivalents	837	497

Net increase in cash and cash equivalents	1,700	21,135
Cash and cash equivalents, beginning of period	56,106	23,057

Cash and cash equivalents, end of period	$57,806	$44,192

Supplemental disclosure of cash flow information:
Cash paid for interest	$364	$1,084

Cash paid for income taxes	$4,737	$9,861

Non-cash investing activities:
Property and equipment included in accounts payable	$274	$79

Inventory transferred to property and equipment	$754	$885

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

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

During the second quarter 2014 we identified two prior period misstatements which we consider to be immaterial to the overall financial statements. The first related to the amortization of intangible assets. Amortization expense was recorded on a straight line basis in United States Dollars (“USD”) for foreign entities when the expense should have been recorded on a straight line basis in the entities’ functional currencies. As a result there was a $1.1 million adjustment to reduce amortization expense in the second quarter 2014 related to prior periods. See Note 5 – Intangible Assets. The second related to the revaluation of two intercompany loans acquired in the acquisition of the Nicolet neurodiagnostic business from CareFusion on July 2, 2012. The revaluation of these loans was recorded to Other Comprehensive Income rather than Foreign Exchange Gain or Loss. This resulted in a $1.2 million reclassification from Other Comprehensive Income to Foreign Exchange Gains in the third quarter of 2014. See Note 11 – Other Income (Expense), net.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The Company is currently evaluating the impact of ASU 2014-09, which is effective for the Company in our fiscal year ending December 31, 2017.

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

Pro forma financial information

The following unaudited pro forma information combining results of operations of the Company for the nine months ended September 30, 2013 are presented as if the acquisition of Grass had occurred on January 1, 2013:

Unaudited Pro forma Financial Information

(in thousands)

Nine Months Ended September 30, 2013
Revenue	$254,480
Income from operations	$20,864

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

For purposes of preparing the unaudited pro forma financial information for the period January 1, 2013 through September 30, 2013, Grass’ statement of operations for the period from January 1, 2013 to February 1, 2013 was combined with our consolidated statement of operations and comprehensive income for the nine months ended September 30, 2013.

The unaudited pro forma consolidated results for the nine month period ended September 30, 2013 reflect the historical information of Natus and Grass, adjusted for the following pre-tax amounts:

•	Additional amortization expense of $59,300 related to the fair value of identifiable intangible assets acquired;

•	Decrease of depreciation expense of $14,800 related to the fair value adjustment to property and equipment acquired;

•	Decrease in general and administrative expense of $624,000 related to the direct acquisition costs.

Hearing Screening as a Service

In the first quarter of 2014, the company entered into two asset purchase agreements for companies in the newborn hearing screening services market for a total consideration of $2.6 million. Both acquisitions support the Company’s objective to enter this market that complements our newborn hearing screening device business. This new hearing screening services business operates under the name Peloton.

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

For the three and nine months ended September 30, 2014, common stock equivalents of 1,031,693 and 1,067,858 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 244,500 and 237,687 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

For the three and nine months ended September 30, 2013, common stock equivalents of 649,582 and 752,544 shares, respectively, were included in the weighted average shares outstanding used to calculate diluted earnings per share, while common stock equivalents of 1,657,210 and 1,660,852 shares, respectively, were excluded from the calculation of diluted earnings per share because the exercise price of the underlying options was greater than the average market price of the stock for the period.

4 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and subassemblies	$20,083	$24,312
Work in process	1,796	2,584
Finished goods	22,258	17,861

Total inventories	44,137	44,757

Less: Non-current inventories	(7,022)	(7,072)

Inventories, current	$37,115	$37,685

At September 30, 2014 and December 31, 2013, the Company has classified $7.0 million and $7.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$64,949	—	$(27,566)	$37,383	$65,904	—	$(25,519)	$40,385
Customer related	31,480	—	(11,245)	20,235	31,231	—	(9,763)	21,468
Internally developed software	13,663	—	(6,126)	7,537	11,069	—	(5,107)	5,962
Patents	2,851	—	(2,162)	689	2,724	—	(2,094)	630
Backlog	720	—	(720)	—	722	—	(722)	—

Definite-lived intangible assets	113,664		(47,819)	65,844	111,650	—	(43,205)	68,445
Intangible assets with indefinite lives:
Tradenames	32,638	(2,967)	—	29,671	33,435	(3,060)	—	30,375

Total Intangibles	$146,302	$(2,967)	$(47,819)	$95,515	$145,085	$(3,060)	$(43,205)	$98,820

Definite-lived intangible assets are amortized over their weighted average lives of 15 years for technology, 11 years for customer related intangibles, 7 years for internally developed software, and 14 years for patents. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $12.2 million relating to costs incurred for development of internal use computer software and $1.5 million for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Technology	$1,057	$1,095	$2,985	$3,260
Customer related	294	678	1,247	2,000
Internally developed software	321	262	1,049	771
Patents	17	30	83	91

Total amortization	$1,689	$2,065	$5,364	$6,122

During the second quarter 2014 we identified an inaccuracy related to intangibles amortization. Amortization expense was being recorded on a straight line basis in USD for foreign entities when the expense should have been recorded on a straight line basis in the entities’ functional currency. As a result there was a $1.1 million adjustment to reduce amortization expense in the second quarter 2014 related to prior periods.

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2014	$1,827
2015	7,777
2016	7,028
2017	6,741
2018	6,511
2019	5,538
Thereafter	30,422

Total expected amortization expense	$65,844

6 – Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2013	$97,238
Acquisitions/Purchase Accounting Adjustments	4,002
Foreign currency translation	(4,132)

As of September 30, 2014	$97,108

7 - Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$3,097	$4,152
Buildings	6,907	10,269
Leasehold improvements	1,978	2,796
Office furniture and equipment	12,733	10,820
Computer software and hardware	8,557	10,250
Demonstration and loaned equipment	10,641	9,470
Assets held for sale	1,352	—

	45,265	47,757
Accumulated depreciation and amortization	(25,920)	(24,462)

Total	$19,345	$23,295

Depreciation and amortization expense of property and equipment was approximately $1.0 million and $3.4 million for the three and nine months ended September 30, 2014, respectively, and was approximately $1.2 and $3.5 million for the three and nine months ended September 30, 2013, respectively.

In the third quarter of 2014 our manufacturing facility in Mundelein, Illinois was listed for sale and adjusted to fair market value less cost to sell. During the fourth quarter of 2013 we began transitioning the manufacturing operations from the Mundelein facility to our facilities in Seattle, Washington and British Columbia, Canada as well as outsourcing some of the operations in preparation for this sale. This effort is part of Natus’ continuing cost reduction and restructuring activities.

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

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$2,688	$2,070	$3,142	$2,260
Acquisition warranty assumed	—	—	—	191
Warranty accrued for the period	668	530	1,078	1,328
Repairs for the period	(646)	(566)	(1,510)	(1,745)

Balance, end of period	$2,710	$2,034	$2,710	$2,034

9 - Share-Based Compensation

At September 30, 2014, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2014 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$32	$14	$110	$109
Marketing and selling	261	202	531	675
Research and development	220	175	758	416
General and administrative	1,014	1,037	3,306	3,408

Total	$1,527	$1,428	$4,704	$4,608

As of September 30, 2014, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $8.7 million, which is expected to be recognized over a weighted average period of 2.4 years.

10 - Other Income (Expense), net

Other income (expense), net consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$(28)	$4	$108	$68
Interest expense	(104)	(138)	(486)	(1,084)
Foreign currency gain (loss)	(785)	(165)	216	(215)
Other	(530)	(281)	(178)	(206)

Total other expense, net	$(1,447)	$(580)	$(340)	$(1,437)

During the second quarter 2014 we identified an error related to the classification of revaluation of two intercompany loans acquired in the purchase of Nicolet. The revaluation of these loans was recorded to Other Comprehensive Income rather than Foreign Currency Gain or Loss. This resulted in a $1.2 million reclassification from Other Comprehensive Income to Foreign Currency Gains in the second quarter of 2014.

11 - Income Taxes

Provision for Income Tax Expense

We recorded provisions for income tax of $3.5 million and $9.6 million for the three and nine months ended September 30, 2014, respectively. Our effective tax rate was 31.2% and 30.7% for the three and nine months ended September 30, 2014, respectively.

We recorded provisions for income tax of $2.3 million and $5.0 million for the three and nine months ended September 30, 2013, respectively. Our effective tax rate was 26.5% for both the three and nine months ended September 30, 2013, respectively.

Our effective tax rate for the nine months ended September 30, 2014 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate. The increase in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to the increase of probability in high tax jurisdictions such as the United States on an actual and forecasted bases.

Our effective tax rate for the nine months ended September 30, 2013 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate and tax benefits related to the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013 and domestic manufacturer deduction. The federal research and development credit and domestic manufacturer deduction benefited the effective tax rate for the nine months ended September 30, 2013 by approximately 6%.

We recorded a net tax expense of $191,000 of unrecognized tax benefits, which consist of new unrecognized tax benefits of $507,000 by a reversal of unrecognized tax benefits of $315,000 due to the audit closures and expiration of the statute of limitations for the nine months ended September 30, 2014. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $384,555.Our tax returns remain open to examination as follows: U.S. Federal, 2011 through 2013, U.S. States 2009 through 2013 and significant foreign jurisdictions, 2009 through 2013.

12 - Restructuring Reserves

The Company has historically incurred an ongoing level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization resulting from acquisitions.

During the third quarter of 2014, the Company adopted a restructuring plan to reduce operating costs and close one of its North American distribution centers. This restructuring plan is expected to be completed by the end of the first quarter of 2015.

The balance of the restructuring reserve is included in accrued liabilities on the accompanying balance sheets. Employee termination benefits expensed are included as a part of general and administrative expenses.

Activity in the restructuring reserves for the nine months ended September 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$335
Expensed	806
Reversals	(42)
Cash payments	(454)

Balance at September 30, 2014	$645

13 - Debt and Credit Arrangements

The Company has a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The $25 million credit line is fully available under the credit agreement. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of September 30, 2014. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

Long-term debt is comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Term loan $50 million, interest at LIBOR plus 1.75%, due September 30, 2018 with term loan principle repayable in quarterly installments of $2.5 million	$8,000	$37,500
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16 thousand until August 15, 2014 and one final payment of $404 thousand collateralized by a first lien on company owned land and building	—	517

Total	8,000	38,017
Less: current portion of long-term debt	(8,000)	(10,517)

Total long-term debt	$—	$27,500

Maturities of long-term debt as of September 30, 2014 are as follows (in thousands):

Three months ending December 31, 2014	$2,500
2015	5,500

Total	$8,000

At September 30, 2014 and December 31, 2013, the carrying value of total debt approximates fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

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

Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Revenue:
United States	$56,700	$51,413	$157,545	$147,702
Foreign countries	33,176	33,979	104,279	105,773

Totals	$89,876	$85,392	$261,824	$253,475

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue by End Market:
Neurology Products
Devices and Systems	$38,351	$34,707	$108,713	$100,616
Supplies	14,746	15,313	45,059	45,951
Services	5,593	5,313	17,246	17,258

Total Neurology Revenue	58,690	55,333	171,018	163,825

Newborn Care Products
Devices and Systems	16,290	16,581	47,833	49,883
Supplies	12,610	11,631	36,396	34,619
Services	2,286	1,847	6,577	5,147

Total Newborn Care Revenue	31,186	30,059	90,806	89,650

Total Revenue	$89,876	$85,392	$261,824	$253,475

	September 30, 2014	December 31, 2013
Property and equipment, net:
United States	$7,188	$9,619
Canada	5,700	6,060
Argentina	3,715	4,932
Other foreign countries	2,742	2,684

Totals	$19,345	$23,295

During the three and nine months ended September 30, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

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

The following financial instruments are not measured at fair value on the Company’s condensed consolidated balance sheet as of September 30, 2014 and December 31, 2013, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Except for debt, the carrying value of these financial instruments approximates fair values because of their relatively short maturity.

The carrying amount of the Company’s long term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus an applicable spread.

During the third quarter of 2014 the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter 2014 for this impairment. As of September 30, 2014 we are carrying the asset as held for sale at a value of $1.4 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2013 of Natus Medical Incorporated. Management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the discussion of certain risks and uncertainties contained in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2013 and the cautionary information regarding forward-looking statements at the end of this section. MD&A includes the following sections:

•	Our Business. A general description of our business;

•	2014 Third Quarter Overview. A summary of key information concerning the financial results for the three months ended September 30, 2014;

•	Application of Critical Accounting Policies. A discussion of the accounting policies that are most important to the portrayal of our financial condition and results of operations and that require significant estimates, assumptions, and judgments;

•	Results of Operations. An analysis of our results of operations for the periods presented in the financial statements;

•	Liquidity and Capital Resources. An analysis of capital resources, sources and uses of cash, investing and financing activities, off-balance sheet arrangements, contractual obligations and interest rate hedging;

•	Recent Accounting Pronouncements. See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us; and

•	Cautionary Information Regarding Forward-Looking Statements. Cautionary information about forward-looking statements.

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

Revenue by Product Category

We generate our revenue either from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Devices and Systems	61%	60%	60%	59%
Supplies	30%	32%	31%	32%
Services	9%	8%	9%	9%

Total	100%	100%	100%	100%

During the three and nine months ended September 30, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

2014 Third Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.

Our consolidated revenue increased $4.5 million in the third quarter ended September 30, 2014 to $89.9 million compared to $85.4 million in the third quarter of the previous year. Our revenue increases were primarily in the United States market driven by strength in sales of our Neurology equipment.

Net income was $7.8 million or $0.24 per diluted share in the three months ended September 30, 2014, compared with net income of $6.3 million or $0.20 per diluted share in the same period in 2013. An increase from 60.1% to 61.8% in gross profit percentage for the third quarter of 2014 compared to the same period in 2013 was primarily the result of ongoing cost reduction initiatives.

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

These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the nine months ended September 30, 2014.

Results of Operations

Selected consolidated statements of operations data as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100%	100%	100%	100%
Cost of revenue	38.2	39.9	40.2	41.2

Gross profit	61.8	60.1	59.8	58.8

Operating expenses:
Marketing and selling	22.1	23.8	24.2	25.4
Research and development	9.1	8.8	9.0	9.6
General and administrative	16.4	16.8	14.5	15.8

Total operating expenses	47.6	49.4	47.6	50.8
Income from operations	14.2	10.7	12.1	8.0
Other expense, net	(1.6)	(0.7)	(0.1)	(0.6)

Income before provision for income tax expense	12.6	10.0	12.0	7.4

Provision for income tax expense	3.9	2.6	3.7	2.0

Net income	8.7%	7.4%	8.3%	5.4%

Revenues

The following table shows revenue by products during the three and nine months ended September 30, 2014 and September 30, 2013 in thousands.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Neurology
Devices and Systems	$38,351	$34,707	11%	$108,713	$100,616	8%
Supplies	14,746	15,313	(4)%	45,059	45,951	(2)%
Services	5,593	5,313	5%	17,246	17,258	0%

Total Neurology	58,690	55,333	6%	171,018	163,825	4%

Newborn Care
Devices and Systems	16,290	16,581	(2)%	47,833	49,883	(4)%
Supplies	12,610	11,631	8%	36,396	34,619	5%
Services	2,286	1,847	24%	6,577	5,147	28%

Total Newborn Care	31,186	30,059	4%	90,806	89,650	1%

Total Revenue	$89,876	$85,392	5%	$261,824	$253,475	3%

For the three months ended September 30, 2014, Neurology revenue increased by 6% compared to the same quarter last year. The growth was primarily the result of increased revenue in our domestic market. Revenue from sales of Devices and Systems grew 11%, driven primarily by strong domestic sales. The growth in Devices and Systems revenue was partially offset by a decline in Supplies.

For the nine months ended September 30, 2014, Neurology revenue increased by 4% compared to the same period last year with the growth coming mainly from the domestic market. Devices and Systems revenue increased 8% for the nine months ended September 30, 2014 compared to the same period last year with growth in both the domestic and international markets. Supplies revenues for the nine-month period declined slightly compared to the same period last year due mainly to decline in Supplies sold to international customers.

For the three months ended September 30, 2014, Newborn Care revenue increased by 4% compared to the same quarter last year. Geographically, the increase is in our domestic market. Other factors contributing to the increase were the increase in Supplies sales, introduction of two new products in the hearing and phototherapy market segments, and the introduction of Peloton, our new hearing screening service initiative. For the nine months ended September 30, 2014, Newborn Care had marginal growth compared to prior year. Geographically, demand in our domestic market has increased while we experienced slower international demand.

No single customer accounted for more than 10% of our revenue in the third quarter of either 2014 or 2013. Revenue from domestic sales increased 10.1% to $56.7 million for the three months ended September 30, 2014 from $51.4 million in the third quarter of 2013. This increase was primarily driven by an increase in demand for Newborn Care Supplies, introduction of our new hearing screening services, and an increase in demand for Newborn Care and Neurology. Revenue from international sales decreased 2.3% to $33.2 million for the three months ended September 30, 2014 compared to $34.0 million in the third quarter of 2013. The decrease in international revenue was driven by lower demand on Neurology Supplies and Newborn Care Devices. This decrease was partially offset by increased demand for Neurology Devices.

Cost of Revenue and Gross Profit

Cost of revenue and gross profit consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$89,876	$85,392	$261,824	$253,475
Cost of revenue	34,345	34,058	105,374	104,518

Gross profit	55,531	51,334	156,450	148,957

Gross profit percentage	61.8%	60.1%	59.8%	58.8%

For the three and nine months ended September 30, 2014, our gross profit as a percentage of sales increased by 1.7% and 1% respectively compared to the same periods for the prior year. These increases in gross profit were driven by higher domestic revenues which generally have higher gross margins than international sales, as well as cost reduction initiatives which are resulting in higher margins primarily in Neurology devices.

Operating Costs

Operating costs consisted of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Marketing and selling	$19,845	$20,337	$63,296	$64,305
Percentage of revenue	22.1%	23.8%	24.2%	25.4%
Research and development	$8,188	$7,536	$23,569	$24,337
Percentage of revenue	9.1%	8.8%	9.0%	9.6%
General and administrative	$14,732	$14,323	$37,835	$40,160
Percentage of revenue	16.4%	16.8%	14.5%	15.8%

Marketing and Selling

Marketing and selling expenses for the nine months ended September 30, 2014 included a $0.5 million reduction for the prior period amortization expense adjustment (See Footnote 5).

Research and Development

Research and development expenses increased for the three months ended September 30, 2014. This increase is attributable to the timing of our compliance with the Restriction of Hazardous Substances Directive (“RoHS”). The RoHS directive applies to all electrical and electronic products sold in the European Union. Our compliance efforts were conducted primarily in 2014. For the nine months ended September 30, 2014, research and development costs decreased compared to the same period in 2013, primarily due to a reduction in payroll expenses driven by our ongoing cost reduction activities.

General and Administrative

During the third quarter 2014 we listed our manufacturing facility in Mundelein, Illinois for sale. We adjusted the asset to fair market value and recorded disposal expense for the difference in book value. The disposal expense was $2.2 million, which included impairment of building improvements, was recorded in general and administrative expenses in the third quarter 2014. This increase in expense was offset by a reduction in spending on outside services associated with cost reduction initiatives. In addition, in late 2013 we completed a study and determined an overpayment of $1.0 million was made in 2013 for the recently enacted medical device tax. An adjustment to reduce our expense was made at the end of 2013. Our payments and associated expenses have been adjusted in 2014 and we are expecting a refund in the fourth quarter of 2014 for the 2013 overpayment.

Other Income (Expense), net

Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2014 we reported other expense of $1.4 million compared to other expense of $0.6 million for the same period in 2013. This increase was driven by an increase in net currency exchange losses.

For the nine months ended September 30, 2014 we reported other expense of $0.3 million, compared to other expense of $1.4 million for the same period in 2013. This decrease was driven by a decrease in net currency exchange losses as well as a reduction in interest expense. The decrease in interest expense is driven by the accelerated repayment of long term debt.

Provision for Income Tax

We recorded provisions for income tax of $3.5 million and $9.6 million for the three and nine months ended September 30, 2014, respectively. Our effective tax rate was 31.2% and 30.7% for the three and nine months ended September 30, 2014, respectively.

We recorded provisions for income tax of $2.3 million and $5.0 million for the three and nine months ended September 30, 2013, respectively. Our effective tax rate was 26.5% for both the three and nine months ended September 30, 2013, respectively.

Our effective tax rate for the nine months ended September 30, 2014 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate. The adjustment related to intangible and goodwill assets for this period increased the effective tax rate approximately 3.0% for the nine months ended September 30, 2014.

The increase in tax expense for the three months ended September 30, 2014 compared to the same period of 2013 is primarily attributable to an increase in income before provision for income taxes. The increase in the effective tax rate for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily attributable to the increase of probability in high tax jurisdictions such as the United States on an actual and forecasted bases.

The increase in tax expense for the nine months ended September 30, 2014 compared to the same period of 2013 is primarily attributable to increase in income before provision for income taxes. The effective tax rate for the nine months ended September 30, 2014 is higher when compared to the same period of 2013, primarily due to the tax expenses related to intangibles and goodwill adjustments recorded in 2014 and tax benefits related to federal research and development tax credit for 2012 and 2013 recorded in 2013 as a result on the American Relief Act of 2012 enactment in January 2013.

Liquidity and Capital Resources

Liquidity and capital resources consisted of (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$57,806	$56,106
Property and equipment, net	19,345	23,295
Debt	8,000	38,017
Working capital	123,943	116,690

	Nine Months Ended
	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$35,747	$20,715
Net cash used in investing activities	(9,625)	(21,012)
Net cash provided by (used in) financing activities	(21,024)	20,935

We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.

As of September 30, 2014, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $37.1 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.

At September 30, 2014, we had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

In February 2013, we acquired the Grass Technology Product Group from Astro-Med Inc through an asset purchase for a cash price of $18.6 million. We funded this acquisition with a combination of cash-on-hand and an $18 million borrowing under the credit facility.

During the nine months ended September 30, 2014 cash generated from operating activities of $35.7 million was the result of $21.7 million of net income, non-cash adjustments to net income of $13.6 million, and net cash inflows of $0.4 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $9.6 million and consisted primarily of cash used related to the acquisition of businesses of $4.9 million and cash used to acquire property and equipment and intangible assets of $4.7 million. Cash used in financing activities during the nine months ended September 30, 2014 was $21.0 million and consisted of $30.0 million repayment of long term debt, $3.4 million for repurchases of shares under the Company’s share repurchase program, $2.0 million for shares traded for awards vested, and offset by proceeds from stock option exercises and ESPP purchases and their related tax benefits of $14.4 million.

During the nine months ended September 30, 2013 cash generated from operating activities of $20.7 million was the result of $13.7 million of net income, non-cash adjustments to net income of $14.9 million, and net cash outflows of $8.0 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $20.9 million and consisted of cash used to acquire Grass of $18.6 million and cash used to acquire property and equipment and intangible assets of $2.4 million. Cash generated by financing activities during the nine months ended September 30,

2013 was $20.9 million and consisted of a $15.2 million net change in long term debt related to the restructuring of the Wells Fargo credit facility offset by proceeds from stock option exercises and ESPP purchases and their related tax benefits of $5.7 million.

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

During 2014 we made additional principal payments of $22.0 million on our term loan outstanding with Wells Fargo. See Footnote 13.

There were no other material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the nine months ended September 30, 2014. Our interest income is sensitive to changes in the general level of interest rates in the U.S.

When feasible, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at September 30, 2014, the fair value of our investments would decline by an immaterial amount.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of September 30, 2014. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

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

Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

Inherent Limitations Over Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Natus have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases by the Company of its common stock for the nine months ended September 30, 2014.

	Total Number of Shares	Average Price Paid per	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Amount Remaining that May Be Purchased Under the Plans
Period	Purchased	Share	Programs	or Programs
June 1, 2014 – June 30, 2014	36,000	$25.33	36,000	$9,087,953

July 1, 2014 – July 31,2014	17,000	$26.97	53,000	$8,629,459

August 1, 2014 – August 31, 2014	36,000	$27.65	89,000	$7,634,085

September 1, 2014 — September 30, 2014	35,900	$28.83	124,900	$6,599,230

Total	124,900	$27.23	124,900	$6,599,230

The Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on June 9, 2014 and has no set expiration date.

ITEM 6.	Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 5, 2014	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2014	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)