Form 10-K
period 2014-12-31
NATUS MEDICAL INC
filed 2015-03-16
CIK 878526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

NATUS MEDICAL INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of Registrant’s most recently completed second fiscal quarter, there were 32,265,997 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2014) was $811,167,165. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 9, 2015, the registrant had 32,699,839 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause our actual results to differ materially from those that we predicted in the forward-looking statements. Investors should carefully review the information contained under the caption “Risk Factors” contained in Item 1A for a description of risks and uncertainties that could cause actual results to differ from those that we predicted. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements, except as required by Federal Securities laws.

“Natus” and other trademarks of ours appearing in this report are our property.

Overview

Natus is a leading provider of newborn care and neurology healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

Product Families

We offer two product families:

Neurology—Includes products and services for diagnostic electroencephalography (“EEG”) and long term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), intra-operative monitoring (“IOM”), and diagnostic and monitoring transcranial doppler (“TCD”) ultrasound technology.

Newborn Care—Includes products and services for newborn care including hearing screening, brain injury, thermoregulation, jaundice management, and various disposable products, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

Neurology

Our diagnostic and monitoring systems, supplies, and services for the neurology market represent a comprehensive line of products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, including outpatient private practice facilities and inpatient monitoring of patients during surgery, while under sedation, in post-operative care, and in intensive care units. Our neurology products and services include:

•

Electroencephalography (“EEG”)—Equipment and supplies used to monitor and visually display the electrical activity generated by the brain and other key physiological signals for both diagnosis and monitoring of neurological disorders in the hospital, research laboratory, clinician office and patient’s home.

•	Electromyography (“EMG”)—Equipment and supplies used to measure electrical activity in nerves, muscles, and critical pathways includes EMG, nerve conduction and evoked potential functionality.

•

Polysomnography (“PSG”)—Equipment and supplies used to measure a variety of respiratory and physiologic functions to assist in the diagnosis and monitoring of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

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

Routine outpatient clinical EEG testing is performed in hospital neurology laboratories, private physician offices, and in ambulatory settings such as the patient’s home, providing physicians with a clinical assessment of a patient’s condition. For patients with seizures that do not respond to conventional therapeutic approaches, long-term inpatient monitoring of EEG and behavior (LTM) is used to determine complex treatment plans and whether surgical solutions are appropriate. Patient suffering from severe head trauma and other acute conditions that may affect the brain are monitored in intensive care units (“ICUs”). In addition, research facilities use EEG equipment to conduct research on humans and laboratory animals.

Diagnostic Electroencephalograph Monitoring Product Lines

Our EEG diagnostic monitoring product lines for neurology consist of signal amplifiers, workstations to capture and store synchronize video and EEG data, and proprietary software. These products are typically used in concert, as part of an EEG “system” by the neurology/neurophysiology department of a hospital or clinic to assist in the diagnosis and monitoring of neurological conditions.

•

NeuroWorks; Coherence; NicoletOne; Twin.    Our EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term monitoring of up to 256 channels, and physician review stations with quantitative EEG analysis capabilities.

•

Stellate/Gotman Spike and Seizure; GridView; NicoletOne Trends.    Our proprietary spike and seizure detection algorithm detects, summarizes, and reports EEG events that save health care professionals time by increasing the speed and accuracy of interpretation. GridView is a tool that allows the clinician to correlate EEG patterns with electrode contacts on a 3D view of the patient brain using magnetic resonance (“MR”) or computed tomography (“CT”) images, thus enabling the visualization and annotation of the brain surface and internal structures involved in the diagnosis of epilepsy. NicoletOne Trends provides a comprehensive set of EEG analysis algorithms such as spike and seizure detection, total band power analysis, alpha-delta variability, and spectrogram. These algorithms are used to generate trends of large amounts of data to assist in the clinical evaluation and data review process.

•

Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary amplifier products are sold for a wide variety of applications under the following brand names: Xltek, Trex HD, EEG32U, EMU128FS, EMU40EX, Brain Monitor, Schwarzer EEG, Nicolet v32 and v44 models and Nicolet Wireless 32- and 64- channel amplifiers.

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

Electrodiagnostic Monitoring

Our electrodiagnostic systems include EMG, nerve conduction (“NCS”), and often evoked potential functionality. EMG and NCS involve the measurement of electrical activity of muscles and nerves both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases of the peripheral, central nervous system or musculature system. An electromyogram is done to determine if there is any disease present that effects muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching, and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy. EMG is also used for clinical applications of botox to relieve muscle spasm and pain. We market both the clinical system and the needles used for these procedures.

The newest addition to the EMG product line is the Vista Ultrasound. It is a complementary technology used in conjunction with EMG that improves confirmatory diagnostic information in the case of carpal tunnel syndrome, entrapments and some degenerative diseases.

In addition to EMG and NCS functionality, many of our Electrodiagnostic systems also include Evoked Potential functionality (“EP”). Evoked potentials are elicited in response to a stimulus. These evoked potentials can come from the sensory pathways (such as hearing and visual) or from the motor pathways. An examination tests the integrity of these pathways including the associated area of the brain. Sophisticated amplifiers are required to recognize and average evoked potential EMG and NCS signals.

Electrodiagnostic Product Lines

•

Dantec Keypoint.    The Dantec Keypoint EMG and EP family of products features amplifiers, stimulators, and strong signal quality. The Keypoint is used for advanced neurodiagnostic applications such as single fiber EMG, visual and auditory evoked potentials, and in routine nerve conduction studies. The Keypoint system is also available in a portable laptop configuration.

•

Dantec Clavis.    The Dantec Clavis device is a hand-held EMG and current stimulation device that provides muscle and nerve localization information to assist with botox injections. In conjunction with the Bo-ject hypodermic needle and electrodes, physicians can better localize the site of the injection.

•

Nicolet EDX family.    A hardware platform of amplifiers, base control units, stimulators and hand-held probes that are sold with Nicolet brand proprietary software. These mid to high end systems have full functionality, strong signal quality, and flexibility. They include EMG, NCS, EP’s and advanced data analysis features.

•	Nicolet VikingQuest. An EMG system for the mid-range market. The device runs on our proprietary software.

•	Natus Neurology UltraPro. This is a low to mid-level product that offers high quality data collection using the Dantec Keypoint amplifiers and the proprietary Natus EMG software.

•

Vista Ultrasound.    The Vista Ultrasound device is an ultrasound system that utilizes our EMG computer and display. The Vista is composed of an ultrasound probe, software and carrying case. This new product brings ultrasound technology to our Natus EMG clinicians, making it more accessible due to its compact size and affordability.

•	Supplies. We also manufacture and market a full line of proprietary EMG needles and other supplies used in the electrodiagnostic field.

Diagnostic Polysomnography Monitoring

Polysomnography (“PSG”), which involves the analysis of respiratory patterns, brain electrical activity and other physiological data, has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A full polysomnographic sleep study entails a whole-night recording of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart, and other parameters. In some studies patients are fitted with treatment devices using Positive Airway Pressure technology (“PAP”) during the sleep study and the proper settings for the treatment devices are determined during the latter part of the study. In many cases, the sleep study is performed in the patient’s home.

Diagnostic PSG Monitoring Product Lines

We market dedicated diagnostic PSG monitoring products that can be used individually or as part of a networked system for overnight sleep studies to assist in the diagnosis of sleep disorders. Additionally we offer products that are specifically designed to be used in the patient’s home. Some of our EEG systems described above can also be configured to perform diagnostic PSG monitoring. These products include software licenses, ambulatory monitoring systems, and laboratory systems that combine multiple capabilities, including EEG monitoring, physician review stations, and quantitative EEG analysis capabilities.

•

Embla REMlogic, Sandman and REMbrandt; Xltek SleepWorks; Schwartzer Coherence; Grass Twin and NicoletOne.    Our diagnostic PSG systems capture and store all data digitally. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports.

•

Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis and are sold under brand names such as Embla and MPR, Xltek Trex and SleepWorks, Schwarzer, and Nicolet. Our amplifiers are used in both hospitals and stand-alone clinics. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

•

Practice Management Software.    Our Embla Enterprise Practice Management Software provides a solution for institutions as well as private labs and physicians for patient scheduling, inventory control, staff scheduling, data management, business reports and billing interfaces. Enterprise may be used in conjunction with many Natus PSG products.

•

PMSD.    PastuerMatic Sterile Dryers are used in hospital and clinic sleep laboratories to provide non-chemical sterilization of products used in sleep therapy. An environmentally friendly approach to disinfection, the PMSD products offer cost effective sterilization for sleep labs of all sizes.

•	Supplies. We also market a broad line of disposable products and accessories for the PSG laboratory.

Intraoperative Monitoring

Intraoperative monitoring (“IOM”) is the use of electrophysiological methods such as EEG, EMG, and evoked potentials to monitor the functional integrity of certain neural structures (i.e. nerves, spinal cord and parts of the brain) during surgery. The purpose of IOM is to reduce the risk to the patient’s nervous system, and/or to provide functional guidance to the surgeon and anesthesiologist during surgery.

Diagnostic IOM Product Lines

•

Xltek Protektor.    The Protector system is an IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of IOM techniques. The Protektor comes in 16 or 32 channel options.

•	Nicolet Endeavor. A dedicated multi-modality IOM system that offers complete flexibility in work flow and test protocols.

•

Nicolet EDX.    These combo systems are used in IOM applications where a smaller number of channels is sufficient. This approach is primarily followed in international markets that utilize the integrated system approach that allows for the use of the system in EMG clinical applications as well as in IOM applications.

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

Newborn Care

Our newborn care products represent a line of products that are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care, and other products used in newborn through adult populations. Our newborn care products include:

•	Newborn Hearing Screening—Products used to screen the hearing in the newborn.

•	Newborn Brain Injury—Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.

•	Thermoregulation—Products used to control the newborn environment including incubators and warmers.

•	Jaundice Management—Products used to measure bilirubin levels and treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Diagnostic Hearing Assessment—Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

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

Newborn Hearing Screening Product Lines

Our newborn hearing screening product lines consist of the ALGO, ABaer, AuDX, and Echo-Screen newborn hearing screeners. These hearing screening products utilize proprietary signal detection technologies to provide accurate and non-invasive hearing screening for newborns and are designed to detect hearing loss at 30 or 35 dB nHL or higher. Each of these devices is designed to generate a PASS or REFER result.

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

•

Echo-Screen.    Our hand-held Echo-Screen products provide a choice or combination of proprietary ABR and OAE technologies that can also be used for children through adults. The new Echo-Screen III device is a compact, multi-modality handheld hearing screener that is tightly integrated with audble™ Lite Hearing Screening Data Management.

•

AuDX.    Our AuDX product is a hand-held OAE screening device that can be used for newborn hearing screening, as well as patients of all ages, from children through adults. AuDX devices record and analyze OAEs generated by the cochlea through sound cables and disposable ear probes inserted into the patient’s ear canal. OAE technology is unable to detect hearing disorders affecting the neural pathways, such as auditory neuropathy.

Hearing Screening Supply Products

For infection control, accuracy, and ease of use, the supply products used with our newborn hearing screening devices are designed as single-use, disposable products. Each screening supply product is designed for a specific hearing screening technology.

•

ABR Screening Supply Kits.    Each ABR screen is carried out with single-use earphones and electrodes, which are alcohol and latex-free. The adhesives used in these supply products are specially formulated for use on the sensitive skin of newborns. To meet the needs of our customers we offer a variety of packaging options. Echo-Screen and ABaer offer the choice of either an earphone or use of ear tips for perform ABR screening.

•	OAE Supply Products. Each OAE screen is carried out with single-use ear tips that are supplied in a variety of sizes and packaging options.

Peloton Screening Services

Launched in early 2014, Peloton Screening Services is a nationwide service offering that provides hearing screening services to hospital-based customers. The platform of the program meets the objectives of today’s healthcare environment by aligning with family centered care principals and Joint Committee on Infant Hearing (JCIH) recommendations. Peloton provides all aspects of the program: equipment, supplies, professional oversight by nurses or audiologist, screening personnel, case management, quality review & oversight, and state data management reporting.

Newborn Brain Injury

For many years, newborn infants admitted to the Neonatal Intensive Care Unit (“NICU”) of a hospital have routinely been monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Recently it has also been considered important to monitor brain activity using continuous EEG. A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity.

Newborn Brain Injury Products

Our newborn brain injury products record and display parameters that the neonatologist uses to assess and monitor neurological status in the newborn. These devices continuously monitor and record brain activity, aiding in the detection and treatment of HIE and seizures. The devices also monitor the effects of drugs and other therapies on brain activity and improve the accuracy of newborn neurological assessments. They are used with electrodes attached to the head of the newborn to acquire an EEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout. The monitors have touch screens for easy navigation and onscreen keyboards for data entry at the bedside.

•

Olympic Brainz Monitor.    The Olympic Brainz Monitor (“OBM”) is our latest generation Cerebral Function Monitor (“CFM”). The device can be used in single-channel, two-channel or three-channel modes to continuously monitor and record brain activity.

Thermoregulation

Incubators offer a controlled, consistent microenvironment for thermoregulation and humidification within a closed system to maintain skin integrity and body temperature.

Thermoregulation products

•

Incubators.    Our NatalCare incubators, including those used for transporting infants, provide high thermal performance with a double wall design, easy to use control panels and features such as improved weighing functionality with automatic centering and an electronic tilting mechanism. The easy to clean, smooth design, and choice of options make these customizable incubators appropriate for different use environments.

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

•

Medix MediLED Product Family.    A full-size, free-standing LED phototherapy system and a MediLED mini light to be used on top of an incubator or attached to the Medix radiant warmer. The MediLED incorporates an array of blue and white LEDs, while the mini system utilizes blue “super LEDs” that provide high intensity phototherapy.

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

Segment and Geographic Information

We operate in one reportable segment, which we have presented as the aggregation of our neurology and newborn care product families. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.

Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 17—Segment, Customer and Geographic Information of our Consolidated Financial Statements included in this report and is incorporated in this section by this reference.

Revenue by Product Family and Product Category

For the years ended December 31, 2014, 2013 and 2012, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2014	2013	2012
Neurology	65%	65%	56%
Newborn Care	35%	35%	44%

Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, and Supplies and Services, as a percent of total revenue for the years ending December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Devices and Systems	61%	60%	60%
Supplies	30%	31%	33%
Services	9%	9%	7%

Total	100%	100%	100%

In 2014, 2013 and 2012, no single end-user customer comprised more than 10% of our revenue, and revenue from services was less than 10% of our revenue.

Backlog

For the years ended December 31, 2014, 2013 and 2012, backlog was approximately as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Backlog	$12,429	$12,242	$10,681

Marketing and Sales

Marketing

Our marketing strategy differentiates our products by their level of quality, performance, and customer benefit. We educate customers worldwide about our products through:

•	Trade conference exhibits;

•	Direct presentations to healthcare professionals;

Domestic Direct and Distributor Sales

We sell our products in the North America primarily through a direct sales organization. We believe this direct sales organization allows us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. We also sell certain products under private label and distribution arrangements.

For the years ended December 31, 2014, 2013 and 2012, domestic revenue was approximately as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic revenue	60.6%	58.0%	55.7%

International Direct and Distributor Sales

We sell some of our products outside the U.S. through direct sales channels in Canada, France, Germany, Denmark, and parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.

For the years ended December 31, 2014, 2013 and 2012, international revenue was approximately as follows:

	Year Ended December 31,
	2014	2013	2012
International revenue	39.4%	42.0%	44.3%

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

Seasonality in Revenue

We experience seasonality in our revenue. Demand for our products is historically higher in the second half of the year compared to the first. Our seasonality results from the purchasing habits of our hospital-based customers, whose purchases are often governed by calendar year budgets.

Group Purchasing Organizations

More than 90% of the hospitals in the U.S. are members of group purchasing organizations (“GPO“s), which negotiate volume purchase agreements for member hospitals, group practices, and other clinics.

For the years ended December 31, 2014, 2013 and 2012, direct purchases by GPO members as a percent of revenue were approximately as follows:

	Year Ended December 31,
	2014	2013	2012
Direct purchases by GPO members	9.1%	8.2%	10.0%

Third-Party Reimbursement

In the U.S., health care providers generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedures they perform. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors provide for services utilizing our products. In addition, our Peloton hearing screening service is dependent on third-party payors to reimburse us for hearing screening services provided to new born patients.

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

Our manufacturing, service, and repair facilities are subject to periodic inspection by federal, state, and foreign regulatory authorities. Our quality assurance system is subject to regulation by the Food and Drug Administration (“FDA”) and other state government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. In addition, our production facilities have received International Organization for Standardization (“ISO”) 13485 certification. ISO 13485 certification standards for quality operations have been developed to ensure that medical device companies meet the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allows us to place a CE mark on our products.

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

Our research and development expenses were $31.8 million or 8.9% of total revenue in 2014, $32.1 million or 9.3% of total revenue in 2013, and $30.0 million or 10.3% of total revenue in 2012.

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

We have several registered trademarks and service marks. Our marks are pending or registered trademarks in the United States and several foreign countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will issue or that our trademarks will be enforceable.

Competition

We sell our products in competitive and rapidly evolving markets. We face competition from other companies in all of our product lines. Our competitors range from small privately-held companies to multinational corporations and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.

We derive a significant portion of our revenue from the sale of disposable supplies that are used with our medical devices. In the U.S., we sell our supply products in a mature market and we expect that our products could face increasing competition, including competitors offering lower prices, which could have an adverse effect on our revenue and profit margins.

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

The FDA decides whether a device must undergo either the 510(k) clearance or premarket approval process based upon statutory criteria. These criteria include the level of risk that the FDA perceives to be associated with the device and a determination of whether the product is a type of device that is substantially equivalent to devices that are already legally marketed. The FDA places devices deemed to pose relatively less risk in either Class I or Class II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The premarket notification under Section 510(k) must demonstrate that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications.

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

Most of our products have been cleared by the FDA as Class II devices. Some of our disposable products and newborn care products, such as our neonatal headshields and oxygen delivery systems, have received FDA clearance as Class I devices.

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

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the FDA can institute a wide variety of enforcement actions, including:

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

Employees

On December 31, 2014, we had approximately 948 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

The following table lists our executive officers and their ages as of March 16, 2015:

Name	Age	Position(s)
James B. Hawkins	59	President and Chief Executive Officer
Jonathan Kennedy	44	Senior Vice President and Chief Financial Officer
Austin F. Noll, III	48	Vice President and General Manager, Neurology SBU
Kenneth M. Traverso	54	Vice President and General Manager, Newborn Care SBU
D. Christopher Chung, M.D.	51	Vice President Medical Affairs, Quality & Regulatory
Ajay A. Bhave	58	Vice President of Global Engineering

James B. Hawkins has served as Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004, and as President from April 2004 through January 2011 and from June 2013 to present. In addition, he currently serves as a director of IRadimed Corporation and Eldorado Resorts, Inc. Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and a Director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor, from August 1985 through January 2004. Mr. Hawkins also served as Secretary of Invivo from July 1986 until January 2004. He earned his undergraduate degree in Business Commerce from Santa Clara University and holds a Masters of Business Administration degree from San Francisco State University.

Jonathan Kennedy joined Natus as Senior Vice President and Chief Financial Officer in April 2013. Before joining Natus, Mr. Kennedy was Senior Vice President and Chief Financial Officer of Intersil Corporation, a global semiconductor manufacturer, since 2009. Prior to that, he was Intersil’s Corporate Controller since 2005 and Director of Finance since 2004. Before joining Intersil, Mr. Kennedy held management roles in Finance and Information Technology with Alcon Inc. and Harris Corporation. He holds a Bachelor of Science degree in Business Administration and a Master of Science degree in Accounting from the University of Central Florida. Mr. Kennedy is also a Certified Public Accountant.

Austin F. Noll, III joined Natus in August 2012 as the Vice President and General Manager, Neurology. Mr. Noll has over 24 years’ experience in the medical device industry. Mr. Noll most recently served as the President and CEO of Simpirica Spine, a California-based start-up company that developed and is commercializing a novel device for spinal stabilization, since 2009. Prior to joining Simpirica Spine, Mr. Noll was the President and CEO of NeoGuide Systems, a medical robotics company acquired by Intuitive Surgical in 2009. Prior to joining NeoGuide Systems, Mr. Noll held numerous positions at Medtronic over a 13-year period, where he served as the Vice President and General Manager of the Powered Surgical Solutions and the Neurosurgery businesses. Before Medtronic, he held sales positions at C.R. Bard and Baxter Healthcare. He received a bachelor’s degree in business administration from Miami University and a master’s of business administration from the University of Michigan.

Kenneth M. Traverso has served as our Vice President and General Manager, Newborn Care, since October 2012. Previously, he served as Vice President Marketing and Sales from April 2002 to September 2012. From September 2000 to April 2002, he served as our Vice President Sales. From October 1999 to July 2000, Mr. Traverso served as President of DinnerNow.com Inc., an internet aggregator for the restaurant industry. From January 1998 to September 1999, Mr. Traverso served as Vice President Sales, Western Region of Alere Medical, an outpatient chronic disease management company. From May 1995 to January 1998, Mr. Traverso served as Vice President Marketing and Sales of AbTox, Inc., a low temperature sterilization company. From August 1990 to May 1995, Mr. Traverso served in various capacities at Natus, including Vice President Sales. From September 1984 to July 1990 Mr. Traverso served various positions at Nellcor, a medical device company, including Regional Sales Manager, Western Region. Mr. Traverso holds a Bachelor of Science degree in Administration & Marketing from San Francisco State University.

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

We maintain corporate offices at 6701 Koll Center Parkway Suite 120, Pleasanton, California 94566. Our telephone number is (925) 223-6700. We maintain a corporate website at www.natus.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

We expect to continue to pursue opportunities to acquire other businesses in the future. The acquisitions that we have completed may not result in improved operating results for us, or in our achieving a financial condition superior to that which we would have achieved had we not completed them. Our results of operations may be adversely impacted by costs associated with our acquisitions, including one-time charges associated with restructurings. Further, our acquisitions could fail to produce the benefits that we anticipate, or could have other adverse effects that we currently do not foresee. In addition, some of the assumptions that we have relied upon, such as achievement of operating synergies, may not be realized. In this event, one or more of the acquisitions could result in reduced earnings as compared to the earnings that would have been achieved by us if the acquisition had not occurred.

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

Our growth in recent years has depended substantially on the completion of acquisitions and we may not be able to complete acquisitions of this nature or of a relative size in the future to support a similar level of growth

The acquisitions that we have completed have contributed to our growth in recent years. We expend considerable effort in seeking to identify attractive acquisition candidates and ultimately, to negotiate mutually agreeable acquisition terms. If we are not successful in these efforts in the future, our growth rate will not increase at a rate corresponding to that which we have achieved in recent years. Further, as we grow larger it will be necessary to complete the acquisition of larger companies and product lines to support a growth similar to that which we have achieved in the past. The market for attractive acquisitions is competitive and others with greater financial resources than we have may be better positioned than we are to acquire desirable targets. Further, we may not be able to negotiate acquisition terms with target companies that will allow us to achieve positive financial returns from the transaction.

If we do not remediate a material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct an annual comprehensive evaluation of their internal control over financial reporting. As part of this our internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of December 31, 2014, identified a control deficiency was not effective due to a lack of sufficient resources to effectively design, implement, and operate controls over certain accounts with an appropriate degree of precision. Specifically, the design of controls over the accounting for inventory, accounts receivable and revenue recognition for software contracts and multiple element arrangements was inadequate, which in the aggregate constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. This material weakness is more fully described in Item 9A. Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting. The existence of this material weakness and of any other ineffective controls over our financial reporting could result in one or all of the following:

•	Revision of previously filed financial statements;

•	Failure to meet our reporting obligations;

•	Loss of investor confidence; and

•	Negative impact on the trading price of our common stock.

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

For example, we recently implemented the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence. In 2012 we implemented this application in our North American operations, exclusive of the operations of Nicolet. We faced unexpected challenges in preparing our financial statements on a timely basis for the third and fourth quarters of 2012, and the first quarter of 2013 that were resolved only by devoting additional resources. In early 2014 we implemented this application in our Germany, France, and Denmark operations. We may experience difficulties in the final implementation of the ERP which will occur in 2015, and we may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. We will continue to incur additional costs associated with stabilization and ongoing development of the new platform. The implementation could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Until we have completed this world wide implementation, we will be dependent on multiple platforms.

Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values which could lead to potential impairment charges that could impact our operating results. For example, in 2011 we recorded a $20 million goodwill impairment charge related to our Neurology reporting unit. We have also experienced impairments of our indefinite lived intangible assets during the last three years. In 2014, 2013 and 2012 the Company recorded charges of $0.6 million, $1.5 million, and $0.6 million respectively, related to the impairment of trade names acquired from Grass, Deltamed, Alpine, Schwarzer, Olympic, and Neurocom.

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

Our Peloton hearing screening service is dependent on third-party payors to reimburse us for hearing screening services provided to new born patients. Adverse changes in reimbursement policies or amounts could harm our business.

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

Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase high volumes of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 9.1%, 8.2% and 10.0% of our total revenue during 2014, 2013 and 2012, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.

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

The markets for certain of our products in the U.S., including the newborn hearing screening and EEG monitoring markets, are mature and we are unlikely to see significant growth for such products in the U.S. In the U.S. we derive a significant portion of our revenue from the sale of disposable supplies that are used with our hearing screening devices. Our hearing disposable supply products could face increasing competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins.

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

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval;

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business;

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

Delays in receipt of, or failure to receive, clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could adversely impact our operating results. If the FDA finds that we have failed to comply with these requirements, the FDA can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	Fines, injunctions and civil penalties;

•	Recall or seizure of our products;

•	Issuance of public notices or warnings;

•	Imposition of operating restrictions, partial suspension, or total shutdown of production;

•	Refusal of our requests for Section 510(k) clearance or premarket approval of new products;

•	Withdrawal of Section 510(k) clearance or premarket approvals already granted;

•	Criminal prosecution; or

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

Our Olympic Cool-Cap is a Class III minimally invasive medical device, and as such we may be subject to an increased product liability risk relative to our other Class I and Class II non-invasive products. We ceased sales of the Olympic Cool-Cap in the United States in 2013 and in Europe in 2014.

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

We have experienced seasonality in the sale of our products

We experience seasonality in our revenue. For example, our sales typically decline from the second half of our fiscal year to the first half of the fiscal year, due to patterns in the capital budgeting and purchasing cycles of our customers, many of which are government agencies, and the compensation arrangements of our direct sales employees, as those arrangements are tied to calendar-year sales plans. We anticipate that we will continue to experience seasonal fluctuations, which may lead to fluctuations in our quarterly operating results. We believe that you should not rely on our results of operations for interim periods as an indication of our expected results in any future period.

An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, may result in a loss of business or damage to our reputation.

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

Our corporate headquarters are located in Pleasanton, California, in a facility covering 8,200 square feet pursuant to a lease that expires in October 2019.

We also utilize the following properties:

Company-owned Facilities:

•	116,000 square feet in Buenos Aires, Argentina, utilized substantially for manufacturing;

•	44,900 square feet in Oakville, Ontario, Canada, utilized substantially for research and development;

•	42,600 square feet in Gort, Ireland, utilized substantially for manufacturing;

•	26,000 square feet in Mundelein, Illinois, previously utilized substantially for manufacturing. Currently held for sale; and

•	6,400 square feet in Old Woking, England, utilized substantially for research and development.

Leased Facilities:

Following is a listing of our most significant leased properties; we have a number of smaller facilities under lease in various countries where we operate.

•	124,000 square feet in Middleton, Wisconsin, pursuant to a lease that expires in April 2024, that is primarily utilized for manufacturing;

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2017, that is utilized substantially for manufacturing;

•	43,000 square feet in Planegg, Germany, pursuant to a lease that expires in December 2021 that is utilized substantially for manufacturing; and

•	14,300 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six-month notice that is utilized for research and development.

ITEM 3.	Legal Proceedings

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

	High	Low
Fiscal Year Ended December 31, 2014:
Fourth Quarter	$36.98	$28.34
Third Quarter	29.90	24.03
Second Quarter	26.95	21.54
First Quarter	27.71	21.11

Fiscal Year Ended December 31, 2013:
Fourth Quarter	$23.38	$13.55
Third Quarter	14.33	11.73
Second Quarter	15.18	12.11
First Quarter	13.80	11.27

As of March 9, 2015, there were 32,699,839 shares of our common stock issued and outstanding and held by approximately 32 stockholders of record. We estimate that there are approximately 41,200 beneficial owners of our common stock.

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

The following graph shows a comparison, from January 1, 2009 through December 31, 2014, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2009	2010	2011	2012	2013	2014
Natus Medical Inc.	Return %		(4.12)	(33.50)	18.35	101.61	60.18
	Cum $	100.00	95.88	63.76	75.46	152.13	243.68
NASDAQ Composite-Total Returns	Return %		18.02	(0.83)	17.45	40.12	14.75
	Cum $	100.00	118.02	117.04	137.47	192.62	221.02
S&P 500 Health Care Equipment Index	Return %		(2.71)	(0.80)	17.27	27.69	26.28
	Cum $	100.00	97.29	96.51	113.18	144.52	182.49

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases by the Company of its common stock for the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount Remaining that May Be Purchased Under the Plans or Programs
October 1, 2014—October 31, 2014	8,600	$31.52	133,500	$6,328,152

November 1, 2014—November 30, 2014	15,900	$34.01	149,400	$5,787,337

December 1, 2014—December 31, 2014	12,000	$34.39	161,400	$5,374,599

Total	36,500	$33.55	161,400	$5,374,599

The Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. This program was publicly announced on June 9, 2014 and has no set expiration date.

ITEM 6.	Selected Financial Data

The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2014, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2014 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010 and the consolidated statements of operations data for the years ended December 31, 2011 and 2010 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data (a) (d):
Revenue	$355,834	$344,112	$292,280	$232,895	$218,412
Cost of Revenue	141,447	141,700	128,954	101,610	88,608

Gross profit	214,387	202,412	163,326	131,285	129,804

Operating expenses:
Marketing and selling	87,472	87,151	77,285	63,048	54,838
Research and development	31,788	32,073	29,966	25,580	21,278
General and administrative (b)	49,276	48,528	50,963	32,990	35,754
Goodwill impairment charge (c)	—	—	—	20,000	—

Total operating expense	168,536	167,752	158,214	141,618	111,870

Income (loss) from operations	45,851	34,660	5,112	(10,333)	17,934
Other income (expense), net	158	(2,716)	(835)	(74)	(190)

Income (loss) before provision for income taxes	46,009	31,944	4,277	(10,407)	17,744
Provision for income tax expense	13,531	8,797	454	772	5,804

Net income (loss)	$32,478	$23,147	$3,823	$(11,179)	$11,940

Earnings (loss) per share:
Basic	$1.03	$0.77	$0.13	$(0.39)	$0.43

Diluted	$1.00	$0.75	$0.13	$(0.39)	$0.41

Weighted average shares used in the calculation of earnings (loss) per share:
Basic	31,499	29,993	29,031	28,565	28,092
Diluted	32,568	30,821	29,837	28,565	29,217

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data (d):
Cash, cash equivalents, and short-term investments	$66,558	$56,106	$23,057	$32,816	$29,388
Working capital	148,665	118,585	71,893	89,497	85,657
Total assets	434,821	429,457	394,492	314,846	325,103
Long-term debt (including current portion) and short-term borrowings	—	38,017	32,860	898	1,001
Total stockholders’ equity	352,715	308,214	270,380	258,313	264,132

(a)

Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: Medix in October 2010, Embla in September 2011, Nicolet in July 2012 and Grass in February 2013.

(b)	Includes restructuring charges of $4.0 million, $4.7 million, $8.8 million, and $2.8 million in the years ended December 31, 2014, 2013, 2012, and 2011, respectively.

(c)	The $20.0 million goodwill impairment charge in 2011 is related to our Neurology reporting unit.

(d)

The selected financial data for 2013 and 2012 gives effect to the corrections discussed in Note 21, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements. Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2013 we discovered an error related to the amount of manufacturing labor and overhead applied to inventory. As a result, certain previously reported amounts included in the accompanying consolidated financial statements for 2013 and 2012 have been revised to reflect the correction of this error. The selected financial data for 2011 and 2010 have not been updated for the immaterial correction.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the accompanying footnotes. MD&A includes the following sections:

Business

Natus is a leading provider of healthcare products and services used in the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.

We have completed a number of acquisitions consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Recent significant acquisitions include Nicolet in 2012 and Grass in 2013. We expect to continue to pursue opportunities to acquire other businesses in the future.

Year 2014 Overview

In the first quarter of 2014, we completed acquisitions of two businesses in the newborn hearing screening services market for cash consideration of $2.6 million. These acquisitions allowed us to introduce our new Peloton Screening Services, which is a nationwide service offering that provides hearing screening services to hospital-based customers.

Our consolidated revenue increased $11.7 million for the year ended December 31, 2014 compared to 2013. This increase was driven by strong organic growth in the United States and Asia

During 2014 we introduced certain new products. In the second quarter we announced the launch of our newest hearing screening product, the Echo-Screen III hearing screener. In the third quarter we announced our Vista EMG Ultrasound product. We plan to introduce additional new products over the next year in both Newborn Care and Neurology.

We incurred $4.0 million of restructuring charges in 2014 as we took additional steps to improve efficiencies in operations and eliminate redundant costs from acquisitions.

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

Revenue recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. For products shipped under FOB origin or EXW terms, delivery is generally considered to have occurred when the product is shipped. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue. We generally do not provide rights of return on products.

For products containing embedded software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products does not fall within the scope of the software revenue recognition rules. Our revenue recognition policies for sales of these products are substantially the same as for our other tangible products.

Revenue from sales of certain of our products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 is not significant.

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Revenue from installation or training services is deferred until such time service is provided.

Certain revenue transactions include multiple element arrangements. We allocate revenue in these arrangements to each unit of accounting using the relative selling price method. The selling prices used during the allocation process are based on vendor specific objective evidence (“VSOE”) of fair value.

Group purchasing organizations (“GPOs”) negotiate volume purchase prices for member hospitals, group practices, and other clinics. Our agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

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

Inventory

Inventories are carried at the lower of standard cost (which approximates actual cost, determined by the first-in-first-out method) or market. The carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Adjustments to the value of our inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.

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

In 2014, we performed qualitative assessments to test our reporting units’ goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, we determined that the fair value of each reporting unit was more likely than not to be greater than its carrying amount, and no impairment was recognized.

In 2013 and 2012 we performed a two-step impairment test on our goodwill. The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

We test indefinite lived intangibles for impairment by comparing the carrying value of those assets to the fair value as of the assessment date. To determine the fair value of the assets, the Company uses the relief from royalty method. This analysis is dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, royalty rate, and taxes. The discount rate applied also has an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. As of the October 1, 2014 testing date, we determined that certain trade names were impaired and we recorded an impairment charge of $0.6 million.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Future changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units and could result in additional impairment of goodwill.

Long lived assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Liability for product warranties

Our medical device products are generally covered by a standard one-year product warranty. A liability has been established for the expected cost of servicing our medical device products during this service period. We base the liability on actual warranty costs incurred to service those products, actual service department costs, and other judgments, such as the degree to which the product incorporates new technology. Actual material usage costs and service department costs that differ from our estimates result in revisions to the estimated warranty liability.

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

Share-based compensation

We recognize share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 12 of our Consolidated Financial Statements.

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

The Company issues new shares of its common stock upon the exercise of stock options and the vesting of restricted stock and RSUs.

Forfeitures of employee stock options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.

The cash flow from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for employee options (excess tax benefits) is classified as a cash inflow from financing activities and a cash outflow from operating activities in our Statements of Cash Flows. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

We recognize share-based compensation associated with Restricted Stock Awards and Restricted Stock Units. RSAs and RSUs vest ratably over a three-year period for employees. For executives RSAs and RSUs vest over a four-year period; 50% on the second anniversary of the vesting start date and 25% on each of the third and fourth anniversaries of the vesting date. The value is estimated based on the market value of the Company’s stock on the date of grant pursuant to ASC Topic 718, Compensation-Stock Compensation.

Results of Operations

The discussion to follow gives effect to the correction of errors detailed in Note 21, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements of our Consolidated Financial Statements contained herein.

The following table sets forth for the periods indicated selected consolidated statement of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue
	Years Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	39.8	41.2	44.1

Gross profit	60.2	58.8	55.9

Operating expenses:
Marketing and selling	24.6	25.3	26.4
Research and development	8.9	9.3	10.3
General and administrative	13.8	14.1	17.4

Total operating expenses	47.3	48.7	54.1

Income from operations	12.9	10.1	1.8
Other income (expense), net	(0.0)	(0.8)	(0.3)

Income before provision for income tax	12.9	9.3	1.5
Income tax provision	4.8	2.6	(0.2)

Net income	9.1%	6.7%	1.3%

Comparison of 2014 and 2013

Revenue

	Year ended December 31,
	2014	2013	Change
Neurology
Devices and Systems	$150,889	$139,040	9%
Supplies	59,666	61,083	(2)%
Services	22,117	23,549	(6)%

Total Neurology	232,672	223,672	4%

Newborn Care
Devices and Systems	65,457	66,633	(2)%
Supplies	48,475	46,589	4%
Services	9,230	7,218	28%

Total Newborn Care	123,162	120,440	2%

Total Revenue	$355,834	$344,112	3%

For the year ended December 31, 2014, Neurology revenue increased by 4% compared to the prior year with the growth coming primarily from the domestic market. Devices and Systems revenue increased 9% for the year ended December 31, 2014 compared to the prior year driven mainly by growth in our EEG, EMG and PSG product lines in both the domestic and international markets. Supplies and Services revenue for the twelve-month period declined 2% and 6%, respectively, compared to the same period last year due mainly to decline in sales to international customers.

For the year December 31, 2014, Newborn Care revenue increased by 2% compared to the prior year. Geographically, the increase occurred in our domestic market. Other factors contributing to the increase were the increase in Supplies sales, introduction of two new products in the hearing and phototherapy market segments, and the introduction of Peloton, our new hearing screening service initiative.

No single customer accounted for more than 10% of our revenue in either 2014 or 2013. Revenue from domestic sales increased 8% to $215.5 million in 2014, from $199.6 million in 2013. Revenue from international sales decreased 3% in 2014 to $140.3 million from $144.5 million in 2013. Revenue from domestic sales was 61% of total revenue in 2014 compared to 58% of total revenue in 2013, and revenue from international sales was 39% of total revenue in 2014 compared to 42% of total revenue in 2013.

Cost of Revenue and Gross Profit

	Year ended December 31,
	2014	2013
Revenue	$355,834	$344,112
Cost of revenue	141,447	141,700

Gross profit	214,387	202,412

Gross profit percentage	60.2%	58.8%

For the year ended December 31, 2014, our gross profit as a percentage of sales increased by 1.4% compared to the same period for the prior year. This increase in gross profit was driven by higher domestic revenues which generally have higher gross margins than international sales, as well as cost reduction initiatives which are resulting in higher margins primarily in Neurology devices.

Operating Costs

	Year ended December 31,
	2014	2013
Marketing and selling	$87,472	$87,151
Percentage of revenue	24.6%	25.3%
Research and development	$31,788	$32,073
Percentage of revenue	8.9%	9.3%
General and administrative	$49,276	$48,528
Percentage of revenue	13.8%	14.1%

Marketing and Selling

Marketing and selling expenses as a percentage of revenue decreased in 2014 compared to 2013. The slight increase in expense is related to higher commissions and additional labor costs associated with our Peloton business. Marketing and Selling expense in 2014 also included a $0.5 million reduction in expense for prior period amortization expense adjustment. See Note 6 of our Consolidated Financial Statements.

Research and Development

Research and development expenses decreased during the year ended December, 31, 2014 compared to the prior year. This decrease was primarily due to a reduction in payroll expenses driven by our ongoing cost reduction activities.

General and Administrative

During 2014 we listed our manufacturing facility in Mundelein, Illinois for sale. We adjusted the carrying value of this asset to fair market value less cost to sell. The related expense of $2.2 million, which included impairment of building improvements, was recorded in general and administrative expenses in the third quarter of 2014. This increase in expense was offset by a reduction in spending on outside services associated with cost reduction initiatives.

Other Income (Expense), net

Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $158,000 in 2014, compared to $(2.7) million in 2013. Interest income of $119,000 in 2014 was $87,000 greater than the amount reported for 2013. We reported $37,000 of foreign currency exchange losses in 2014 versus $1.4 million of foreign exchange losses in 2013. This decrease was driven primarily by the reclassification in 2014 of $1.2 million of revaluation on certain intercompany loans from Other Comprehensive Income to Foreign Exchange Gains identified in Note 14, Other Income (Expense), Net. Interest expense was $438,000 in 2014 compared to $1.7 million in 2013. The decrease was driven by the repayment in full in 2014 of our term.

Provision for Income Tax

We recorded income tax expense of $13.5 million and $8.8 million in 2014 and 2013, respectively. Our effective tax rate was 29.4% and 27.5% for the years ended December 31, 2014 and 2013, respectively. The higher income tax expense in 2014 is primarily the result of higher pretax earnings. The higher effective tax rate in 2014 compared with 2013 is primarily due to increase in uncertain tax positions. These items increased the effective tax rate by 1.1% in 2014. In addition, a significant item impacting the provision for income taxes in 2013 was the income tax benefit derived from the recognition of the federal research and development tax credit enacted by the American Taxpayer Relief Act of 2012. In 2013 we recognized the benefit for both 2012 and 2013 compared with 2014 which only included recognition of the 2014 credits.

Comparison of 2013 and 2012

Revenue

	Year ended December 31,
	2013	2012	Change
Neurology
Devices and Systems	$139,040	$108,051	29%
Supplies	61,083	46,193	32%
Services	23,549	13,829	70%

Total Neurology	223,672	168,073	33%

Newborn Care
Devices and Systems	66,633	73,202	(9)%
Supplies	46,589	45,962	1%
Services	7,218	5,043	43%

Total Newborn Care	120,440	124,207	(3)%

Total Revenue	$344,112	$292,280	18%

For the year ended December 31, 2013, our consolidated revenue increased by $51.8 million compared to the same period in 2012. The increase was attributable to our acquisition of Grass, acquired in February 2013, which contributed $12.8 million of revenue in 2013. Nicolet, acquired in July 2012, contributed $41.8 million of incremental revenue in 2013. Revenue from our products other than Grass and Nicolet experienced a decrease of $2.7 million from the prior year, driven by Newborn Care.

Revenue from our neurology products increased $55.6 million for the year ended December 31, 2013, compared to the same period in 2012. Revenue from our neurology products, other than Grass and Nicolet products, increased by $1.1 million in 2013 compared to 2012, primarily attributable to an increase in sales of our EEG products.

Revenue from our newborn care products decreased by $3.8 million in 2013, compared to 2012. This decline was primarily attributed to lower sales of newborn and diagnostic hearing, balance monitoring and devices in Europe and North America.

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

Cost of Revenue and Gross Profit

	Year ended December 31,
	2013	2012
Revenue	$344,112	$292,280
Cost of revenue	141,700	128,954

Gross profit	202,412	163,326

Gross profit percentage	58.8%	55.9%

Our cost of revenue increased $12.7 million in 2013, compared to 2012. $9.9 million of this increase was incremental cost from Grass and Nicolet. Gross profit increased $39.8 million due to the overall growth in revenue and also as a result of our improved margins associated with product mix. The increase in gross profit as a percentage of revenue was the result of a higher percentage of sales of neurology products which generally carry higher margins than our other products.

Operating Costs

	Year ended December 31,
	2013	2012
Marketing and selling	$87,151	$77,285
Percentage of revenue	25.3%	26.4%
Research and development	$32,073	$29,966
Percentage of revenue	9.3%	10.3%
General and administrative	$48,528	$50,963
Percentage of revenue	14.1%	17.4%

Marketing and Selling

Our marketing and selling expenses increased $9.9 million. The marketing and selling expenses of Grass and the incremental marketing and selling expenses of Nicolet were $10.7 million. The remaining decrease in marketing and selling expenses was primarily related to cost reduction initiatives.

Research and Development

Our research and development expenses increased $2.1 million in 2013. The research and development expenses of Grass and the incremental research and development expenses of Nicolet were $4.6 million, offset by lower employee compensation costs resulting from additional cost cutting activities initiated in 2013.

General and Administrative

Our general and administrative expenses decreased $2.4 million in 2013. The overall reductions in general and administrative expenses were due to $7.3 million reduction in severance expenses offset by increased external audit fees of $1.2 million and increased expenses related to our Oracle implementation of $1.6 million.

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

Provision for Income Tax

We recorded income tax expense of $8.8 million and $454,000 in 2013 and 2012, respectively. Our effective tax rate was 27.5% and 10.6% for the years ended December 31, 2013 and 2012, respectively. The higher income tax expense in 2013 is primarily the result of significantly higher pretax earnings. The higher effective tax rate in 2013 compared with 2012 is primarily due to income tax benefits recorded in 2012 as a result of expiration of the statute of limitations on uncertain tax positions for which no similar benefit was taken in 2013. Other significant items impacting the provision for income taxes in 2013 were the income tax benefits derived from the recognition of the 2012 federal research and development tax credit by enactment of the American Taxpayer Relief Act of 2012 in January 2013.

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

As of December 31, 2014, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $37.1 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.

At December 31, 2014, we had a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo. The $25 million credit line is fully available under the credit agreement. During the fourth quarter 2014 we paid off our outstanding loan balance under this facility. It contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

In February 2013, we acquired the Grass Technology Product Group from Astro-Med Inc. through an asset purchase for a cash price of $18.6 million. We funded this acquisition with an $18 million borrowing under the credit facility.

	December 31, 2014	December 31, 2013	December 31, 2012
Cash and cash equivalents	$66,558	$56,106	$23,057
Debt	—	38,017	32,860
Working capital	148,665	118,585	71,893

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net cash provided by operating activities	$42,143	$36,797	$19,392
Net cash used in investing activities	(10,645)	(22,300)	(62,463)
Net cash provided by (used in) financing activities	(20,914)	17,247	33,417

Comparison of 2014 and 2013

During 2014 cash generated from operating activities of $42.1 million was the result of $32.5 million of net income, non-cash adjustments to net income of $16.4 million, and net cash outflows of $6.7 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $10.6 million and consisted primarily of cash used related to the acquisition of Tender Touch and HHC of $2.6 million, the purchase accounting adjustments for inventory purchases commitments for Grass of $1.8 million, and cash used to acquire property and equipment and intangible assets of $5.1 million. Cash used in financing activities was $20.9 million and consisted of repayment of long term debt of $38.0 million, proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases and their related tax benefits of $23.7 million, the repurchase common stock of $4.6 million, and RSAs and RSUs acquired to settle employee withholding liability of $2.0 million.

During 2013 cash generated from operating activities of $36.8 million was the result of $23.1 million of net income, non-cash adjustments to net income of $19.8 million, and net cash outflows of $6.2 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $22.3 million and consisted primarily of cash used related to the acquisition of Grass of $18.6 million and cash used to acquire property and equipment and intangible assets of $3.7 million. Cash provided by financing activities was $17.2 million and consisted of $57.4 million of borrowings, repayment of long term debt of $52.2 million, and proceeds from stock option exercises and ESPP purchases and their related tax benefits of $12.1 million.

During 2012 cash generated from operating activities of $19.4 million was the result of $3.8 million of net income, non-cash adjustments to net income of $23.2 million, and net cash outflows of $7.6 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $62.5 million and consisted of cash used to acquire Nicolet of $55.1 million and cash used to acquire property and equipment and intangibles of $7.3 million. Cash generated by financing activities during the period was $33.4 million and consisted of $36.3 million of proceeds from borrowings, $4.4 million payments on borrowings, and proceeds from stock option exercises and ESPP purchases and their related tax benefits of $1.5 million.

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

Contractual Obligations

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2014 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$35,047	$35,047	$—	$—	$—
Operating lease obligations	23,252	3,912	9,590	4,902	4,848

Total	$58,299	$38,959	$9,590	$4,902	$4,848

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

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 15 of our Consolidated Financial Statements for further discussion on income taxes.

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

If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2014.

Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2014.

When able, we invest excess cash in bank money-market funds or discrete short-term investments. The fair value of our short-term investments and cash equivalents (“investments”) is sensitive to changes in the general level of interest rates in the U.S., and the fair value of these investments will fall if market interest rates increase. However, since we generally have the ability to hold the investments to maturity, these declines in fair value may never be realized. If market interest rates were to increase by 10% from levels at December 31, 2014, the fair value of our investments would decline by an immaterial amount. We do not hold or issue financial instruments for trading purposes.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2014. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.

Off-Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2014. We had no other off-balance sheet arrangements during any of fiscal 2014, 2013 or 2012 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.

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

Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2014. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report. As discussed in Note 21, Immaterial Corrections to Prior Period Financial Statements in the Notes to Consolidated Financial Statements contained herein, subsequent to the issuance of our consolidated financial statements for the fiscal year ended December 31, 2013 we discovered immaterial errors in previously issued financial statements. These errors were corrected for all quarters and years that were affected. The quarterly information presented below reflects the correction of these errors. The impact of the errors was immaterial to all of the period presented.

In the opinion of our management all necessary adjustments, including normal recurring adjustments, the adjustments described in Note 6, Intangible Assets and Note 14, Other Income (Expense), Net, and the correction discussed in the preceding paragraph, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share)
Revenue	$94,010	$89,876	$86,325	$85,624	$90,636	$85,392	$82,250	$85,834
Cost of revenue	36,531	34,234	35,656	35,027	37,408	34,211	34,148	35,932

Gross profit	57,479	55,642	50,669	50,597	53,228	51,181	48,102	49,902
Operating expenses:
Marketing and selling	24,177	19,845	22,028	21,422	22,770	20,337	21,848	22,196
Research and development	8,219	8,188	7,873	7,508	7,699	7,536	8,626	8,212
General and administrative	11,440	14,732	10,823	12,280	8,480	14,323	11,759	13,966

Total operating expenses	43,836	42,765	40,724	41,210	38,949	42,196	42,233	44,374

Income from operations	13,643	12,877	9,945	9,387	14,279	8,985	5,869	5,528
Other income (expense), net	498	(1,447)	795	312	(1,279)	(580)	(523)	(334)

Income before provision for income tax	14,141	11,430	10,740	9,699	13,000	8,405	5,346	5,194
Provision for income tax expense	3,701	3,607	3,279	2,944	3,788	2,226	1,565	1,219

Net income	$10,440	$7,823	$7,461	$6,755	$9,212	$6,179	$3,781	$3,975

Earnings per share:
Basic	$0.33	$0.25	$0.24	$0.22	$0.30	$0.21	$0.13	$0.13

Diluted	$0.32	$0.24	$0.23	$0.21	$0.29	$0.20	$0.12	$0.13

	Quarters Ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share)
Weighted average shares used in the calculation of net earnings per share:
Basic	31,916	31,584	31,424	31,062	30,495	30,096	29,666	29,570
Diluted	32,908	32,615	32,444	32,185	31,458	30,790	30,468	30,319
Impact of corrections:
Cost of revenue
Previously reported	—	34,345	35,295	35,733	37,563	34,058	33,859	36,601
Revised	—	34,234	35,656	35,027	37,408	34,211	34,148	35,932
Income from operations
Previously reported	—	12,766	10,305	8,681	14,124	9,138	6,158	4,859
Revised	—	12,877	9,945	9,387	14,279	8,985	5,869	5,528
Net income
Previously reported	—	$7,786	$7,741	$6,251	$9,129	$6,287	$4,020	$3,442
Revised	—	$7,823	$7,461	$6,755	$9,212	$6,179	$3,781	$3,975
Diluted earnings per share
Previously reported	—	$0.24	$0.24	$0.19	$0.29	$0.20	$0.13	$0.11
Revised	—	$0.24	$0.23	$0.21	$0.29	$0.20	$0.12	$0.13

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2014. This conclusion was based on the material weakness in our internal control over financial reporting further described below.

However, giving full consideration to the material weakness, the Company’s management has concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, the Company’s consolidated balance sheet, statement of income and comprehensive income, stockholders’ equity and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on our evaluation under the criteria set forth in the COSO Framework, our management concluded that as of December 31, 2014 our internal control over financial reporting was not effective due to a lack of sufficient resources to effectively design, implement, and operate controls over certain accounts with an appropriate degree of precision. Specifically, the design of controls over the accounting for inventory, accounts receivable and revenue recognition for software contracts and multiple element arrangements was inadequate, which in the aggregate constituted a material weakness in our internal control over financial reporting. This material weakness resulted in misstatements of inventory in our financial statements, which were corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2014. Furthermore, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this Form 10-K.

Remediation Efforts to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting described above, we have made substantive changes to enhance the sufficiency of our resources in 2014. Specifically, we have added additional resources with expertise in inventory cost accounting and have redesigned our controls to ensure the proper capitalization of overhead costs and the proper monitoring of inventory valuation. We have also added additional resources within our credit and collections group in 2014 and expect to add incremental resources in 2015 to enhance the design and operating effectiveness of our controls over accounts receivable.

In addition to the changes described above, we will continue to evaluate and enhance the complement of our resources in 2015, as needed, to address the material weakness identified above. We also expect to finalize our world-wide implementation of a single ERP system during 2015, a project we began in 2011 to consolidate eight different systems into one global platform. The completion of this project will eliminate duplicative processes and increase the capacity of our existing accounting and financial reporting resources to further focus on remediating the material weakness identified above.

Changes in Internal Control over Financial Reporting

Other than the changes referenced above there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Natus Medical Incorporated:

We have audited Natus Medical Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(b) of the Company’s December 31, 2014 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a lack of sufficient resources to effectively design, implement, and operate controls over certain accounts with an appropriate degree of precision has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows, and the related financial statement schedule for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

San Francisco, CA

March 16, 2015

PART III

This Part incorporates certain information from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.

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

The information required by this Item is incorporated by reference to our 2015 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan, as amended, and our 2011 Employee Stock Purchase Plan as of December 31, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,823,652	14.73	1,508,727
Equity compensation plans not approved by security holders	—	—	—

Total	1,823,652	14.73	1,508,727

Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2015 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2015 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the 2015 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the 2015 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements are filed as part of this Report:

(a)(2) Financial Statement Schedule

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2014, 2013 and 2012

(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions/ Translation	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$2,962	$1,221	$141	$4,324
Valuation allowance	5,043	—	(1,892)	3,151
Year ended December 31, 2013
Allowance for doubtful accounts	$2,617	$277	$68	$2,962
Valuation allowance	4,339	704	—	5,043
Year ended December 31, 2012
Allowance for doubtful accounts	$941	$1,676	$—	$2,617
Valuation allowance	3,190	1,149	—	4,339

(a)(3) Exhibits

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	02/09/2001

10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	02/09/2001

10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	03/10/2009

10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer

10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	04/22/2013

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	08/08/2013

10.11	Fourth Amended and Restated Credit Agreement dated as of June 28, 2013 between Natus Medical Incorporated and Wells Fargo Bank, National Association.	8-K	10.1	000-33001	07/05/2013

16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	03/28/2014

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer

By	/s/ JONATHAN A. KENNEDY
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer

Dated: March 16, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JAMES B. HAWKINS (James B. Hawkins)	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/S/ JONATHAN A. KENNEDY (Jonathan A. Kennedy)	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015

/S/ ROBERT A. GUNST (Robert A. Gunst)	Chairman of the Board of Directors	March 16, 2015

/S/ DORIS ENGIBOUS (Doris Engibous)	Director	March 16, 2015

/S/ KENNETH E. LUDLUM (Kenneth E. Ludlum)	Director	March 16, 2015

/S/ WILLIAM M. MOORE (William M. Moore)	Director	March 16, 2015

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Natus Medical Incorporated:

We have audited the accompanying consolidated balance sheet of Natus Medical Incorporated and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natus Medical Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

San Francisco, CA

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Natus Medical Incorporated

San Carlos, California

We have audited the accompanying consolidated balance sheet of Natus Medical Incorporated and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed at Item 15(a)(2) for each of the two years in the period ended December 31, 2013. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended December 31, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 17, 2014 (March 16, 2015 as to the effect of the revision described in Footnote 21)

NATUS MEDICAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$66,558	$56,106
Accounts receivable, net of allowance for doubtful accounts of $4,324 and $2,962	82,277	82,110
Inventories	40,051	40,563
Prepaid expenses and other current assets	17,408	12,045
Deferred income tax	11,511	8,956

Total current assets	217,805	199,780
Property and equipment, net	17,923	23,295
Intangible assets, net	92,761	98,820
Goodwill	96,316	97,238
Other assets	10,016	10,324

Total assets	$434,821	$429,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,371	$29,777
Current portion of long-term debt	—	10,517
Accrued liabilities	36,024	27,954
Deferred revenue	11,745	12,946

Total current liabilities	69,140	81,194
Long-term liabilities
Other liabilities	4,859	2,845
Long-term debt	—	27,500
Deferred income tax	8,107	9,704

Total liabilities	82,106	121,243

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 32,649,158 in 2014 and 31,401,602 in 2013	315,296	292,055
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2014 and in 2013	—	—
Retained earnings	68,890	36,412

Accumulated other comprehensive loss	(31,471)	(20,253)

Total stockholders’ equity	352,715	308,214

Total liabilities and stockholders’ equity	$434,821	$429,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$355,834	$344,112	$292,280
Cost of revenue	141,447	141,700	128,954

Gross profit	214,387	202,412	163,326

Operating expenses:
Marketing and selling	87,472	87,151	77,285
Research and development	31,788	32,073	29,966
General and administrative (a)	49,276	48,528	50,963

Total operating expenses	168,536	167,752	158,214

Income from operations	45,851	34,660	5,112
Other income (expense), net	158	(2,716)	(835)

Income before provision for income tax	46,009	31,944	4,277
Provision for income tax	13,531	8,797	454

Net income	$32,478	$23,147	$3,823

Foreign currency translation adjustment	(11,218)	(1,972)	(1,340)

Comprehensive income	$21,260	$21,175	$2,483

Net income per share:
Basic	$1.03	$0.77	$0.13

Diluted	$1.00	$0.75	$0.13

Weighted average shares used in the calculation of net income per share:
Basic	31,499	29,993	29,031

Diluted	32,568	30,821	29,837

(a)	Includes restructuring charges of $4.0 million, $4.7 million and $8.8 million in the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2011	29,439,272	267,499	9,442	(16,941)	260,000
Tax expense of options exercises	—	(381)	—	—	(381)
Vesting of restricted stock units	7,075	—	—	—	—
Net issuance of restricted stock awards	350,015	—	—	—	—
Employee stock purchase plan	85,699	807	—	—	807
Stock-based compensation expense	—	6,420	—	—	6,420
Exercise of stock options	224,872	1,050	—	—	1,050
Foreign currency translation adjustment	—	—	—	(1,340)	(1,340)
Net income	—	—	3,823	—	3,823

Balances, December 31, 2012	30,106,933	275,395	13,265	(18,281)	270,379
Tax benefit of options exercises	—	1,601	—	—	1,601
Vesting of restricted stock units	6,224	—	—	—	—
Net issuance of restricted stock awards	159,935	—	—	—	—
Employee stock purchase plan	69,780	1,061	—	—	1,061
Stock-based compensation expense	—	5,919	—	—	5,919
Exercise of stock options	1,058,730	8,079	—	—	8,079
Foreign currency translation adjustment	—	—	—	(1,972)	(1,972)
Net income	—	—	23,147	—	23,147

Balances, December 31, 2013	31,401,602	$292,055	$36,412	$(20,253)	$308,214
Tax benefit of options exercises	—	7,525	—	—	7,525
Vesting of restricted stock units	13,121	—	—	—	—
Net issuance of restricted stock awards	180,665	—	—	—	—
Employee stock purchase plan	45,625	1,197	—	—	1,197
Stock-based compensation expense		6,062	—	—	6,062
Repurchase of company stock	(161,400)	(4,633)	—	—	(4,633)
Tax payments to settle employee liability	(73,134)	(1,999)	—	—	(1,999)
Exercise of stock options	1,242,679	15,089	—	—	15,089
Foreign currency translation adjustment	—	—	—	(11,218)	(11,218)
Net income	—	—	32,478	—	32,478

Balances, December 31, 2014	32,649,158	$315,296	$68,890	$(31,471)	$352,715

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$32,478	$23,147	$3,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	991	277	1,319
Excess tax (benefit)/expense on the exercise of stock options	(7,525)	(3,109)	381
Depreciation and amortization	11,759	12,848	12,615
Impairment of intangible assets	598	1,500	560
Impairment of property and equipment	2,177	292	414
Warranty reserve	2,306	1,938	1,452
Share-based compensation	6,062	6,078	6,420
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(2,431)	9,357	(22,031)
Inventories	(2,017)	(2,679)	5,259
Other assets	(3,667)	(6,899)	(827)
Accounts payable	(7,648)	(1,387)	11,311
Accrued liabilities	6,595	(5,301)	5,194
Deferred revenue	(775)	(768)	1,712
Deferred taxes	3,240	1,503	(8,210)

Net cash provided by operating activities	42,143	36,797	19,392

Investing activities:
Acquisition of businesses, net of cash acquired	(4,925)	(18,600)	(55,123)
Acquisition of property and equipment	(4,239)	(1,825)	(2,246)
Acquisition of intangible assets	(1,481)	(1,875)	(5,094)

Net cash used in investing activities	(10,645)	(22,300)	(62,463)

Financing activities:
Proceeds from stock option exercises and ESPP	16,210	8,981	1,857
Excess tax benefit (expense) on the exercise of stock options	7,525	3,109	(381)
Repurchase of company stock	(4,633)	—	—
Tax payments to settle employee liability	(1,999)	—	—
Proceeds from short-term borrowings	—	22,000	11,300
Proceeds from long-term borrowings	—	35,383	25,000
Payments on borrowings	(38,017)	(52,226)	(4,359)

Net cash (used in)/provided by financing activities	(20,914)	17,247	33,417

Exchange rate effect on cash and cash equivalents	(132)	1,305	(105)

Net increase (decrease) in cash and cash equivalents	10,452	33,049	(9,759)
Cash and cash equivalents, beginning of year	56,106	23,057	32,816

Cash and cash equivalents, end of year	$66,558	$56,106	$23,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$434	$1,311	$489

Cash paid for income taxes	$5,672	$12,908	$6,942

Non-cash investing activities:
Fixed assets included in accounts payable	$122	$80	$392

Inventory transferred to PP&E	$1,350	$991	$278

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014, 2013 and 2012

1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Natus Medical Incorporated (“Natus”, the “Company”, “we”, “our”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, and software systems for managing and tracking disorders and diseases for public health laboratories. The Company’s headquarters are in Pleasanton, California.

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

Revenue recognition

Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. For products shipped under FOB origin or EXW terms, delivery is generally considered to have occurred when the product is shipped. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue. We generally do not provide rights of return on products.

For products containing embedded software, we have determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products does not fall within the scope of the software revenue recognition rules. Our revenue recognition policies for sales of these products are substantially the same as for our other tangible products.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Revenue from sales of certain of our products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 is not significant.

Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Revenue from installation or training services is deferred until such time service is provided.

Certain revenue transactions include multiple element arrangements. We allocate revenue in these arrangements to each unit of accounting using the relative selling price method. The selling prices used during the allocation process are based on vendor specific objective evidence (“VSOE”) of fair value.

Group purchasing organizations (“GPOs”) negotiate volume purchase prices for member hospitals, group practices, and other clinics. Our agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

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

Inventory

Inventories are carried at the lower of standard cost (which approximates actual cost, determined by the first-in-first-out method) or market. The carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Adjustments to the value of our inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.

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

In 2014, we performed qualitative assessments to test our reporting units’ goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

assessment, we determined that the fair value of each reporting unit was more likely than not to be greater than its carrying amount, and no impairment was recognized.

In 2013 and 2012 we performed a two-step impairment test on our goodwill. The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

We test indefinite lived intangibles for impairment by comparing the carrying value of those assets to the fair value as of the assessment date. To determine the fair value of the assets, the Company uses the relief from royalty method. This analysis is dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, royalty rate, and taxes. The discount rate applied also has an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. As of the October 1, 2014 testing date, we determined that certain trade names were impaired and we recorded an impairment charge of $0.6 million.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Future changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units and could result in additional impairment of goodwill.

Long lived assets

The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Liability for product warranties

Our medical device products are generally covered by a standard one-year product warranty. A liability has been established for the expected cost of servicing our medical device products during this service period. We base the liability on actual warranty costs incurred to service those products, actual service department costs, and other judgments, such as the degree to which the product incorporates new technology. Actual material usage costs and service department costs that differ from our estimates result in revisions to the estimated warranty liability.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

Share-based compensation

We recognize share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 12 of our Consolidated Financial Statements.

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

The Company issues new shares of its common stock upon the exercise of stock options and the vesting of restricted stock and RSUs.

Forfeitures of employee stock options are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.

The cash flow from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for employee options (excess tax benefits) is classified as a cash inflow from financing activities and a cash outflow from operating activities in our Statements of Cash Flows. We treat tax deductions from certain stock option exercises as being realized when they reduce taxes payable in accordance with relevant tax law.

We recognize share-based compensation associated with Restricted Stock Awards and Restricted Stock Units. RSAs and RSUs vest ratably over a three-year period for employees. For executives RSAs and RSUs vest over a four-year period; 50% on the second anniversary of the vesting start date and 25% on each of the third and fourth anniversaries of the vesting date. The value is estimated based on the market value of the Company’s stock on the date of grant pursuant to ASC Topic 718, Compensation-Stock Compensation.

Cash Equivalents

All highly liquid instruments purchased with an original maturity of three months or less are classified as cash equivalents.

Allowance for Doubtful Accounts

We assess the sufficiency of the allowance for estimated uncollectible accounts receivable. Estimates are based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When all internal efforts have been exhausted to collect the receivable, it is written off and relieved from the reserve.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. Cash is reported at its respective fair values on the balance sheet dates. The recorded carrying amount of accounts receivable and accounts payable approximates their fair value due to their short-term maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, three to five years for computer software and hardware, three years for demonstration and loaned equipment, and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized.

Research & Development and Capitalized Software Development Costs

Costs incurred in research and development are charged to operations as incurred. Some of our products include embedded software which is essential to the product’s functionality. In accordance with FASB ASC 985-20, Costs of Software to be Sold, Leased or Marketed, costs incurred in the research and development of new software components and enhancements to existing software components are expensed as incurred until technological feasibility has been established. We capitalize software development costs when the project reaches technological feasibility and cease capitalization when the project is ready for release. Software development costs are amortized on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer.

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Foreign Currency

The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. We recorded $11.2 million, $2.0 million, and $1.3 million of foreign currency translation losses for the years ended December 31, 2014, 2013 and 2012, respectively.

Gains and losses from transactions denominated in currencies other than the functional currencies of the Company and its subsidiaries are included in other income and expense. In 2014, 2013 and 2012, net foreign currency transaction losses were $37,000, $1.4 million, and $221,000, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar, Canadian Dollar, Euro, Argentine Peso, British Pound, and Danish Kroner.

Comprehensive Income

We report by major components and as a single total the change in our net assets during the period from non-owner sources in accordance with ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income has been included with the consolidated statements of operations. Accumulated other comprehensive income consists of translation gains and losses on foreign subsidiary financial statements.

Basic and Diluted Net Income per Share

We compute net income per share in accordance with ASC Topic 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under our stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as their effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.

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

Years Ended December 31, 2014, 2013 and 2012

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

Hearing Screening as a Service

In the first quarter of 2014, the company entered into two asset purchase agreements for companies in the newborn hearing screening services market for a total cash consideration of $2.6 million. Both acquisitions support the Company’s objective to enter this market that complements our newborn hearing screening device business. This new hearing screening services business operates under the name Peloton.

Grass Technologies

On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group (“Grass”) from Astro-Med Inc. for cash consideration of $21.0 million. Included in the total cash consideration is an adjustment of $2.4 million made in the first quarter of 2014 for inventory purchase commitments. Grass manufactures and sells clinically differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography (“EEG”) and polysomnography (“PSG”) systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened the Company’s existing neurology portfolio and provided new product categories. A total of $624,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.

The Company has accounted for the acquisition as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Grass are recorded in the Consolidated Financial Statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Grass’ results of operations are included in our Consolidated Financial Statements since February 2, 2013, the date of the acquisition.

The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, as adjusted (in thousands):

Accounts receivable	$4,098
Prepaid and other assets	33
Inventories	547
Identifiable intangible assets:
Developed technology	2,500
Customer-related	5,200
Trademarks and trade names	3,000
Other property and equipment	237
Goodwill	7,014
Accounts payable	(431)
Accrued expenses	(895)
Deferred revenue	(348)

Total purchase price	$20,955

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) developed technology of $2.5 million assigned a weighted average economic life of 8 years being amortized on the straight line method (ii) customer-related intangible assets of $5.2 million assigned an economic life of 13 years being amortized on the straight line method, and (iii) trademarks and trade names of $3.0 million that have an indefinite life and are not being amortized but tested for impairment annually. During the fourth quarter 2014 and 2013 impairment testing, management determined there was an impairment to Grass trademarks and trade names in the amount of $400,000 and $600,000, respectively, reducing the indefinite life value to $2.0 million. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

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

Goodwill.    Approximately $7.0 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed and represents primarily the expected synergies of combining the operations of the Company and the Grass business. The goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

Pro forma financial information

The following unaudited pro forma information combines our results of operations for the year ended December 31, 2013 with the results of operations for Grass as if the acquisition had occurred on January 1, 2013.

Unaudited Pro forma Financial Information

(in thousands)

2013
Revenue	$345,117
Income from operations	$35,369

The unaudited pro forma financial information is provided for comparative purposes only and is not necessarily indicative of what actual results would have been had the acquisitions occurred on the date indicated, nor does it give effect to synergies, cost savings, and other changes expected to result from the acquisitions. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Grass revenue of $12.8 million and income from operations of $2.6 million are included in our consolidated statement of income and comprehensive income for the period from February 2, 2013 (acquisition date) to December 31, 2013.

For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2013, Grass’ statement of income for the period January 1, 2013 through February 1, 2013 was combined with our consolidated statement of income and comprehensive income for the year ended December 31, 2013.

The unaudited pro forma consolidated results reflect the historical information of Natus and Grass in 2013 adjusted for the following pre-tax amounts:

•	Additional amortization expense related to the fair value of identifiable intangible assets acquired (approximately $59,300 through December 31, 2013);

•	Decrease of depreciation expense related to the fair value adjustment to property and equipment acquired (approximately $14,800 through December 31, 2013); and

•	Change in general and administrative expense related to the direct acquisition costs that were recorded in the unaudited pro forma financial (approximately $624,000 through December 31, 2013);

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

Years Ended December 31, 2014, 2013 and 2012

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

Accounts receivable, net of allowance for doubtful accounts and other liabilities are stated at their historical carrying value, which approximate fair value given the short-term nature of these assets and liabilities. The fair value of the inventory was derived from model-based valuations for which all significant inputs and value drivers are observable directly or indirectly (“Level 2 inputs”) in accordance with a fair value hierarchy as described in Note 20—Fair Value Measurements. The fair value of the non-financial assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets (“Level 2 inputs”) was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management.

Goodwill.    Approximately $11.7 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed and represents primarily the expected synergies of combining the operations of the Company and the Nicolet business. None of the goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Deferred income tax.    Deferred taxes are as follows: $237,000 current deferred tax asset, $1.1 million non-current deferred tax asset, and $1.1 million non-current deferred tax liability. These deferred taxes result primarily from differences between the fair value of tangible and intangible assets acquired under financial reporting and their tax basis.

Pro forma financial information

The following unaudited pro forma information combines our results of operations for the twelve months ended December 31, 2012 with the results of operations for Nicolet as if the acquisition had occurred on January 1, 2012.

Unaudited Pro forma Financial Information

(in thousands)

2012
Revenue	$342,081
Income from operations	$5,896

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

Nicolet’s revenue of $51.5 million and income from operations of $7.4 million are included in our consolidated statement of income and comprehensive income for the period from July 2, 2012 (acquisition date) to December 31, 2012.

For purposes of preparing the unaudited pro forma financial information for the year ended December 31, 2012, Nicolet’s statement of income for the period January 1, 2012 through July 2, 2012 was combined with our consolidated statement of income and comprehensive income for the year ended December 31, 2012. Since the former owner did not maintain separate stand-alone financial statements for the Nicolet business, expenses include only cost of goods sold and operating expenses directly attributable to the operations of the business.

The unaudited pro forma consolidated results reflect the historical information of Natus and Nicolet in 2012, adjusted for the following pre-tax amounts:

•	Elimination of Nicolet’s historical intangible asset amortization expense (approximately $423,000 through June 30, 2012);

•	Additional amortization expense related to Nicolet (approximately $574,000 through June 30, 2012) related to the fair value of identifiable intangible assets acquired;

•	Decrease of Nicolet’s depreciation expense (approximately $793,000 through June 30, 2012) related to the fair value adjustment to property and equipment acquired;

•	Adjustments to general and administrative expense relating to Nicolet’s direct acquisition costs (approximately $(2.6) million in 2012); and

•	Adjustments to cost of goods sold relating to Nicolet’s fair value inventory adjustments (approximately $687,000 in 2012).

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

3—INVENTORIES

Inventories consist of (in thousands):

	December 31,
	2014	2013
Raw materials and subassemblies	$19,821	$24,312
Work in process	1,808	2,584
Finished goods	26,037	20,739

Total Inventories	47,666	47,635
Less: Non-current Inventories	(7,615)	(7,072)

Inventories	$40,051	$40,563

At December 31, 2014 and 2013 the Company has classified $7.6 million and $7.1 million, respectively, of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

4—PROPERTY AND EQUIPMENT

Property and equipment consist of (in thousands):

	December 31,
	2014	2013
Land	$3,092	$4,152
Buildings	6,828	10,269
Leasehold improvements	2,118	2,796
Office furniture and equipment	12,839	10,820
Computer software and hardware	8,821	10,250
Demonstration and loaned equipment	10,929	9,470

	44,627	47,757
Accumulated depreciation	(26,704)	(24,462)

Total	$17,923	$23,295

Depreciation expense of property and equipment was $4.3 million, $4.7 million, and $4.6 million in the years ending December 31, 2014, 2013 and 2012, respectively.

In the third quarter of 2014 our manufacturing facility in Mundelein, Illinois was listed for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs and resulted in a $2.2 million impairment. The impairment was recorded in general and administrative expenses and the asset was reclassified from property and equipment, net to other current assets. During the fourth quarter of 2013 we began transitioning the manufacturing operations from the Mundelein facility to our facilities in Seattle, Washington and British Columbia, Canada as well as outsourcing some of the operations in preparation for this sale. This effort is part of Natus’ continuing cost reduction and restructuring activities.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

5—GOODWILL

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2012	$92,048
Acquisitions/Purchase Accounting Adjustments	5,412
Foreign currency translation	(222)

As of December 31, 2013	$97,238
Acquisitions/Purchase Accounting Adjustments	4,002
Foreign currency translation	(4,924)

As of December 31, 2014	$96,316

6—INTANGIBLE ASSETS

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2014				December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Technology	$64,376	—	$(28,195)	$36,181	$65,904	—	$(25,519)	$40,385
Customer related	31,189	—	(11,786)	19,403	31,231	—	(9,763)	21,468
Internally developed software	14,109	—	(6,511)	7,598	11,069	—	(5,107)	5,962
Patents	2,794	—	(2,154)	640	2,724	—	(2,094)	630
Backlog	719	—	(719)	—	722	—	(722)	—

Finite lived intangible assets	113,187	—	(49,365)	63,822	111,650	—	(43,205)	68,445
Intangible assets with indefinite lives:
Trade names	32,443	(3,504)	—	28,939	33,435	(3,060)	—	30,375

Total intangibles assets	$145,630	$(3,504)	$(49,365)	$92,761	$145,085	$(3,060)	$(43,205)	$98,820

Finite lived intangible assets are amortized over their weighted average lives of 14 years for patents, 15 years for technology, 11 years for customer-related intangibles, and 7 years for internally developed software. Intangible assets with indefinite lives are not subject to amortization.

Internally developed software consists of $11.9 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.

During the years ended December 31, 2014, 2013 and 2012 the Company recorded charges of $0.6 million, $1.5 million, and $0.6 million respectively, related to the impairment of trade names acquired from Grass,

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Deltamed, Alpine, Schwarzer, Olympic, and Neurocom. These impairments are a result of deterioration of expected future cash flows. Impairments are determined by performing a discounted cash flow analyses on our intangibles assets. These charges were recorded in Marketing and Selling expense.

Amortization expense related to intangible assets with finite lives was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Technology	$3,993	$4,355	$3,697
Customer Related	1,892	2,644	2,090
Software	1,434	1,034	1,326
Patents	113	121	222
Backlog	—	—	724

Total amortization	$7,433	$8,156	$8,059

Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2015	$7,729
2016	7,017
2017	6,731
2018	6,503
2019	5,530
Thereafter	30,312

Total expected amortization expense	$63,822

During the second quarter 2014 we identified an inaccuracy related to intangibles amortization. Amortization expense was being recorded on a straight line basis in U.S. dollars for foreign entities when the expense should have been recorded on a straight line basis in the entities’ functional currency. As a result there was a $1.1 million adjustment to reduce amortization expense in the second quarter of 2014 related to prior periods.

7—ACCRUED LIABILITIES

Accrued liabilities consist of (in thousands):

	December 31,
	2014	2013
Compensation and related benefits	$16,075	$12,398
Accrued federal, state, and local taxes	9,213	4,813
Warranty reserve	2,753	3,143
Accrued professional fees	1,027	1,681
Other	6,956	5,919

Total	$36,024	$27,954

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

8—LONG-TERM OTHER LIABILITIES

Long-term other liabilities consist of (in thousands):

	December 31,
	2014	2013
Contingent tax obligations	$3,299	$1,631
Non-current deferred revenue	1,537	1,120
Insurance discount	—	94
Rental Deposits	23	—

Total	$4,859	$2,845

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

Detail of activity in product warranty reserve is as follows, (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2014	$3,143	$—	$2,306	$(2,696)	$2,753

December 31, 2013	$2,260	$191	$1,938	$(1,246)	$3,143

December 31, 2012	$2,157	$615	$1,452	$(1,964)	$2,260

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2014, no shares of preferred stock were issued and outstanding.

11—Earnings Per Share

The components of basic and diluted EPS are as follows (in thousands):

	December 31,
	2014	2013	2012
Net income	$32,478	$23,147	$3,823
Weighted average common shares	31,499	29,993	29,031
Dilutive effect of stock based awards	1,069	828	806
Basic earnings per share	$1.03	$0.77	$0.13
Diluted earnings per share	$1.00	$0.75	$0.13
Shares excluded from calculations of diluted EPS	239	1,413	1,899

12—SHARE-BASED COMPENSATION

Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2014	2013	2012
Cost of revenue	$143	$120	$214
Marketing and sales	977	816	1,199
Research and development	664	527	500
General and administrative	4,277	4,456	4,507

Total expense	6,062	5,919	6,420

As of December 31, 2014, unrecognized compensation related to the unvested portion of our stock options and other stock awards was approximately $7.5 million, which is expected to be recognized over a weighted average period of 2.2 years.

Stock Awards Plans—Our 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

As of December 31, 2014, there were 1,508,727 shares available for future awards under the plan.

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

Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2012 (2,809,325 shares exercisable at a weighted average exercise price of $11.34 per share)	3,882,239	$11.71
Granted	629,420	$14.11
Exercised	(1,058,730)	$7.63
Cancelled	(648,806)	$15.51

Outstanding, December 31, 2013 (1,843,779 shares exercisable at a weighted average exercise price of $12.68 per share)	2,804,123	$12.91
Granted	244,500	$22.60
Exercised	(1,242,679)	$12.14
Cancelled	(34,942)	$15.29

Outstanding, December 31, 2014 (1,051,616 shares exercisable at a weighted average exercise price of $14.13 per share)	1,771,002	$14.73

The following table summarizes information concerning outstanding and exercisable options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of 12/31/14	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of 12/31/14	Weighted Average Exercise Price
$ 7.78 - $10.03	97,664	$9.85	0.88	92,664	$9.89
$10.69 - $10.69	357,752	$10.69	3.40	219,348	$10.69
$10.73 - $13.24	218,442	$11.85	2.39	123,653	$11.14
$13.27 - $13.27	10,800	$13.27	4.69	3,376	$13.27
$14.34 - $14.34	411,550	$14.34	4.38	155,231	$14.34
$16.26 - $16.26	625	$16.26	2.22	250	$16.26
$16.38 - $16.38	218,696	$16.38	2.38	188,902	$16.38
$16.78 - $16.78	207,973	$16.78	1.38	207,973	$16.78
$19.96 - $19.96	3,000	$19.96	4.83	938	$19.96
$22.50 - $24.50	244,500	$22.60	5.02	59,281	$22.70

$ 7.78 - $24.50	1,771,002	$14.73	3.23	1,051,616	$14.13

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

The intrinsic value of options exercised, representing the difference between the closing stock price of Company’s common stock on the date of the exercise and the exercise price, in the years ended December 31, 2014, 2013 and 2012, was $20.6 million, $9.9 million, and $1.5 million, respectively. For the restricted stock units and restricted stock that vested during the years ended December 31, 2014, 2013, and 2012, the total intrinsic value was $6.4 million, $3.2 million, and $3.0 million, respectively.

As of December 31, 2014, there were: (i) 1,667,009 options vested and expected to vest with a weighted average exercise price of $14.63, an intrinsic value of $35.7 million, and a weighted average remaining contractual term of 3.2 years; and (ii) 1,051,616 options exercisable with a weighted average exercise price of $14.13, an intrinsic value of $23.0 million, and a weighted average remaining contractual term of 2.6 years.

Cash received from option exercises for the years ended December 31, 2014 and 2013 was $15.1 million and $8.1 million, respectively.

Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Weighted-average fair value of options granted	$7.25	$4.24	$3.37
Expected life in years	4.0	4.1	4.4
Risk-free interest rate	1.4%	1.2%	.6%
Expected volatility	39%	37%	39%
Dividend yield	None	None	None

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

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	690,890	$13.02
Granted	313,180	$14.10
Vested	(227,195)	$13.92
Forfeited	(153,245)	$12.88

Unvested at December 31, 2013	623,630	$13.29

Granted	196,650	$22.68
Vested	(221,936)	$13.03
Forfeited	(14,285)	$14.73

Unvested at December 31, 2014	584,059	$16.50

The fair market value of outstanding restricted stock awards at December 31, 2014 was $21.0 million. The weighted average remaining recognition period for unvested restricted stock awards at December 31, 2014 was 2.3 years.

Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning outstanding balance	51,291	50,050
Awarded	20,600	30,890
Released	(14,996)	(6,224)
Forfeited	(4,245)	(23,425)

Ending outstanding balance	52,650	51,291

The aggregate intrinsic value of outstanding restricted stock units at December 31, 2014 was $1.9 million. The weighted average remaining recognition period for unvested restricted stock units at December 31, 2014 was 2.0 years.

Employee Stock Purchase Plan—Under our 2011 Employee Stock Purchase Plan (the “ESPP”), our U.S. employees can elect to have salary withholdings of up to 15% of their eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2014, there were 246,722 shares reserved for future issuance under the ESPP.

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2014, 2013 and 2012, respectively, was $198,000, $159,000, and $136,000.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Cash received from purchases under the ESPP for the years ended December 31, 2014, 2013 and 2012, respectively, was approximately $1.2 million, $902,000, and $807,000.

13—RESTRUCTURING RESERVE

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

Activity in the restructuring reserves for these plans for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 is as follows (in thousands):

	Personnel Related	Facility Related	Other	Total
Balance as of December 31, 2011	$774	—	—	$774
Additions	8,814	—	—	8,814
Payments	(6,843)	—	—	(6,843)

Balance as of December 31, 2012	2,745	—	—	2,745
Additions	4,218	504	1,363	6,085
Reversals	(1,357)	—	—	(1,357)
Payments	(5,271)	(504)	(1,363)	(7,138)

Balance as of December 31, 2013	335	—	—	335
Additions	1,209	680	—	1,889
Reversals	(52)	—	—	(52)
Payments	(1,124)	(680)	—	(1,804)

Balance as of December 31, 2014	$368	—	—	$368

14—OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest income	$119	$32	$56
Interest expense	(438)	(1,675)	(489)
Foreign currency exchange loss	(37)	(1,412)	(221)
Other	514	339	(181)

Total other income (expense), net	$158	$(2,716)	$(835)

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

During the second quarter 2014 we identified a prior period inaccuracy related to the revaluation of two intercompany loans acquired in the acquisition of the Nicolet neurodiagnostic business from CareFusion on July 2, 2012. The revaluation of these loans was recorded to Other Comprehensive Income rather than Foreign Exchange Gain or Loss. This resulted in a $1.2 million reclassification from Other Comprehensive Income to Foreign Exchange Gains in 2014.

15—INCOME TAXES

Income before provision for income tax (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S.	$16,621	$13,200	$6,135
Foreign	29,388	18,744	(1,858)

Total income	$46,009	$31,944	$4,277

The components of income tax expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current
U.S. Federal	$6,514	$5,338	$2,971
U.S. State and local	1,082	723	1,167
Non-U.S.	6,874	1,708	298

Total current tax expense	14,470	7,769	4,436

Deferred
U.S. Federal	(728)	(1,042)	(1,872)
U.S. State and local	(37)	(85)	(490)
Non-U.S.	(174)	2,155	(1,620)

Total deferred tax expense (benefit)	(939)	1,028	(3,982)

Total income tax expense	$13,531	$8,797	$454

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$4,153	$6,425
Credit carryforwards	2,191	3,187
Accruals deductible in different periods	15,666	11,626
Employee benefits	2,864	3,404

Total deferred tax assets	24,874	24,642
Valuation allowance	(3,151)	(5,043)

Total net deferred tax assets	$21,723	$19,599

Deferred tax liabilities:
Basis difference in fixed and intangible assets	(17,169)	(17,597)

Total deferred tax liabilities	(17,169)	(17,597)

Total net deferred tax assets	$4,554	$2,002

The income tax expense (benefit) in the accompanying statements of operations differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% in 2014, 2013, and 2012, to income before taxes due to the following:

	Years Ended December 31,
	2014	2013	2012
Federal statutory tax expense (benefit)	$16,103	$11,180	$1,497
State tax expense	892	352	264
Foreign taxes at rates less than U.S. rates	(3,473)	(1,496)	(561)
Stock compensation expense on incentive stock options	93	49	90
U.S. tax credit	(486)	(834)	(278)
Uncertain tax position	1,163	1,029	(1,782)
Lapse of statute	(652)	(918)	—
Change of valuation allowance on foreign tax credit	(491)	—	1,074
Other	382	(565)	150

Total expense	$13,531	$8,797	$454

At December 31, 2014, we had no U.S. federal and state net operating loss carryforwards because all operating losses were utilized during the fiscal year. We had $1.7 million of U.S. foreign tax credit carryforwards that can be used to offset the 2014 and future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2016, and were originally generated in 2006.

At December 31, 2014, certain foreign subsidiaries had tax net operating loss carryforwards as follows: $1.6 million in France, $655,000 in Argentina, $762,000 in Canada, $1.0 million in Denmark, and $72,000 in United Kingdom. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2016. A valuation allowance for all tax attributes is provided

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $3.2 million and $5.0 million were recorded during the years ended December 31, 2014 and 2013, respectively. The decrease of $1.8 million of valuation allowance was primarily due to a decrease of the net operating loss carryforwards in France, and greater expectation of utilization of U.S. foreign tax credits.

The realizability of the foreign tax losses is primarily dependent on the Company’s ability to generate sufficient foreign taxable income in the future periods. Although realization is not assured, the Company’s management weighed the aggregate effect of all positive evidences and negative evidences including the applicability of ongoing tax planning strategies and history of earnings to estimate future taxable income level of each jurisdiction. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through an increase to tax expense in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to tax expense in the period in which that determination is made.

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. As of December 31, 2014, we recorded approximately $7.6 million change to stockholder’s equity related to exercises or sales of certain stock options by employees. In addition, we recorded a shortfall of $97,000 to stockholder’s equity related to the stock windfall pool as of December 31, 2014.

We have not provided for U.S. federal income and foreign withholding taxes on the majority of undistributed earnings from non-U.S. operations as of December 31, 2014 because such earnings are intended to be reinvested indefinitely outside of the U.S. As of December 31, 2014, the U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $55.0 million of the undistributed earnings for our Canada and certain European subsidiaries. We intend to reinvest these earnings in our foreign subsidiaries in these regions for foreign acquisitions and purchase various intangible assets among our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. As of December 31, 2014, the tax impact of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable. Our foreign subsidiaries held $51.8 million cash and short term investments out of the total cash and short term investments of $66.6 million. If the foreign earnings were repatriated, the cash and short term investments available for other foreign financing activities will be reduced by the foreign taxes paid on the repatriation of earnings in these regions.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2012	4,587
Increases for tax positions related to the current year	204
Lapse of statutes of limitations	(2,075)

Balance at January 1, 2013	$2,716
Increases for tax positions related to prior years	1,376
Increases for tax positions related to the current year	213
Lapse of statutes of limitations	(918)

Balance at January 1, 2014	$3,386
Increases for tax positions related to prior years	493
Increases for tax positions related to the current year	73
Lapse of statutes of limitations	(558)

Balance at December 31, 2014	$3,394

For the year ended December 31, 2014, our unrecognized tax benefits increased by $8,000 and we recorded approximately $558,000 of tax benefit in our income tax provision due to a lapse of the statute of limitations and the conclusion of certain state and foreign tax examinations. In addition, for the year ended December 31, 2014, we recorded $493,000 of tax expense in our income tax provision related to the increase for tax positions related to prior years, and $73,000 tax expense in our income tax provision related to the tax positions for the current year.

The unrecognized tax benefits for the tax years ended December 31, 2014, 2013 and 2012 were $3.4 million, $3.4 million and $2.7 million, respectively which include $2.0 million, $2.2 million and $2.1 million, respectively that would impact our effective tax rate if recognized.

We expect a range from approximately zero to $798,000 of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.

At December 31, 2014, 2013 and 2012, we had cumulatively accrued approximately $288,000, $300,000, and $307,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $82,000, $164,000, and $75,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.

Our tax returns remain open to examination as follows: U.S. federal, 2011 through 2014; U.S. states, generally 2010 through 2014; significant foreign jurisdictions, generally 2010 through 2014.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

16—EMPLOYEE BENEFIT PLAN

We offer pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were approximately $1.2 million, $1.3 million, and $1.2 million respectively, in the years ended December 31, 2014, 2013, and 2012. For new hires, employer contributions vest ratably over the first two years of employment.

17—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION

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

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors. Our foreign countries’ revenue is determined based on the customer’s billing address.

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue:
United States	$215,543	$199,591	$162,993
Foreign countries	140,291	144,521	129,287

	$355,834	$344,112	$292,280

Revenue by End Market:
Neurology Products
Devices and Systems	$150,889	$139,040	$108,051
Supplies	59,666	61,083	46,193
Services	22,117	23,549	13,829

Total Neurology Revenue	$232,672	$223,672	$168,073

Newborn Care Products
Devices and Systems	$65,457	$66,633	$73,202
Supplies	48,475	46,589	45,962
Services	9,230	7,218	5,043

Total Newborn Care Revenue	$123,162	$120,440	$124,207
Total Revenue	$355,834	$344,112	$292,280

Property and equipment, net:
United States	$5,782	$9,619	$9,813
Canada	5,538	6,060	6,998
Argentina	3,692	4,932	6,737
Other Foreign countries	2,911	2,684	2,964

	$17,923	$23,295	$26,512

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

During the years ended December 31, 2014, 2013 and 2012, no single customer or foreign country contributed to more than 10% of revenue, and revenue from services was less than 10% of revenue.

18—DEBT AND CREDIT ARRANGEMENTS

At December 31, 2014 the Company has a $75 million credit facility consisting of a $25 million revolving credit line and a $50 million 5-year term loan with Wells Fargo Bank, National Association (“Wells Fargo”). The $25 million credit line is fully available under the credit agreement. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We are in compliance with all covenants as of December 31, 2014. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.

Long-term debt is comprised of the following (2014 and 2013 columns in thousands):

	December 31,
	2014	2013
Term loan $50 million, interest at LIBOR plus 1.75%, due September 30, 2017 with term loan principal repayable in quarterly installments of $2.5 million	$—	$37,500
Term loan $2.9 million Canadian (“CAD”), interest at cost of funds plus 2.5%, due September 15, 2014 with principle repayable in monthly installments of $16,000 until August 15, 2014, and one final payment of $404,000 collateralized by a first lien on the land and building owned by Xltek	—	517

Total long-term debt (including current portion)	—	38,017
Less: current portion of long-term debt	(—)	(10,517)

Total long-term debt	$—	$27,500

At December 31, 2013, the carrying value of total debt approximated fair market value. The fair value of the Company’s debt is considered a Level 2 measurement.

19—COMMITMENTS AND CONTINGENCIES

Leases—We have entered into noncancelable operating leases for some of our facilities including related office equipment located in the U.S. and Europe through 2024. Minimum lease payments under noncancelable operating leases as of December 31, 2014 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2015	$3,912
2016	3,556
2017	3,354
2018	2,680
2019	2,616
Thereafter	7,134

Total minimum lease payments	$23,252

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $4.3 million, $3.9 million and $3.9 million in 2014, 2013, and 2012, respectively.

Purchase commitments—We had various purchase obligations for goods or services totaling $35.0 million at December 31, 2014.

Indemnifications—Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We have determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2014.

Legal matters—We may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. We do not believe that any current legal or administrative proceedings are likely to have a material effect on our business, financial condition, or results of operations.

20—FAIR VALUE MEASUREMENTS

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

During the third quarter of 2014 the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter 2014 for this impairment. As of December 31, 2014 we are carrying the asset as held for sale at a value of $1.4 million.

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

For the years ended December 31, 2014 and 2013 we recorded charges of $0.6 million and $1.5 million, respectively, related to impairment of trademarks and trade names. We measure these non-financial assets at fair value on a nonrecurring basis subsequent to their initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs. See Note 6—Intangible Assets.

21—IMMATERIAL CORRECTIONS TO PRIOR PERIOD FINANCIAL STATEMENTS

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2013 we discovered an error related to the amount of manufacturing labor and overhead applied to inventory. As a result, certain previously reported amounts included in the accompanying consolidated financial statements for 2013 and 2012 have been revised to reflect the correction of this error. We believe the effects of the errors are not material to our consolidated financial statements.

A summary of the effects of the correction of this error on our consolidated financial statements as of and for the years ended December 31, 2013 and 2012 are presented in the table below (in thousands, except per share data):

	2013
	Previously Reported	Revised
Balance Sheet
Inventories	$37,685	$40,563
Finished goods (Note 3)	17,861	20,739
Prepaid expenses and other current assets	11,904	12,045
Total current assets	196,761	199,780
Total assets	426,438	429,457
Accrued liabilities	26,831	27,954
Accrued federal, state, and local taxes (Note 7)	3,691	4,813
Total current liabilities	80,071	81,194
Total liabilities	120,120	121,243
Retained earnings	34,516	36,412
Total stockholder’s equity	306,318	308,214
Total liabilities and stockholders’ equity	426,438	429,457

NATUS MEDICAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2014, 2013 and 2012

	2013		2012
	Previously Reported	Revised	Previously Reported	Revised
Statements of Operations
Cost of revenue	$142,081	$141,700	$128,812	$128,954
Gross profit	202,031	202,412	163,468	163,326
Income from operations	34,279	34,660	5,254	5,112
Income before provision for income tax	31,563	31,944	4,419	4,277
U.S. (Note 15)	13,108	13,200	6,500	6,135
Foreign (Note 15)	18,455	18,744	(2,081)	(1,858)
Provision for income tax expense	8,685	8,797	536	454
Current U.S. Federal (Note 15)	5,302	5,338	3,112	2,971
Current Non-U.S. (Note 15)	1,632	1,708	239	298
Federal statutory tax expense (Note 15)	11,047	11,180	1,547	1,497
Uncertain tax position (Note 15)	917	1,029	(1,699)	(1,782)
Other (Note 15)	(438)	(565)	99	150
Net income	22,878	23,147	3,883	3,823
Comprehensive income	20,905	21,175	2,543	2,483
Net income per share, basic	$0.76	$0.77	$0.13	$0.13
Net income per share, diluted	$0.74	$0.75	$0.13	$0.13

Statements of Cash Flows
Net income	$22,878	$23,147	$3,883	$3,823
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories	(2,298)	(2,679)	5,117	5,259
Other Assets	(6,899)	(6,899)	(686)	(827)
Accrued liabilities	(5,413)	(5,301)	5,135	5,194
Net cash provided by operating activities	36,797	36,797	19,392	19,392

Statement of Stockholder’s Equity
Retained Earnings Beginning of year	$11,638	$13,265	$7,755	$9,442
Retained Earnings End of year	34,516	36,412	11,638	13,265

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	08/18/2000

3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	09/06/2002

3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	06/18/2008

10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	08/18/2000

10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	01/04/2006

10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	08/18/2000

10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	08/09/2006

10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	03/14/2008

10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	05/09/2008

10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	08/18/2000

10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	02/09/2001

10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	02/09/2001

10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	01/04/2006

10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	04/20/2011

10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/07/2011

10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/07/2011

10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/07/2011

10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	04/20/2011

10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	04/20/2011

10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	03/10/2009

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date

10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer

10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	04/22/2013

10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	08/08/2013

10.11	Fourth Amended and Restated Credit Agreement dated as of June 28, 2013 between Natus Medical Incorporated and Wells Fargo Bank, National Association.	8-K	10.1	000-33001	07/05/2013

16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	03/28/2014

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement