Form 10-Q
period 2015-03-31
NATUS MEDICAL INC
filed 2015-05-06
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 1, 2015 was 32,964,943.
.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$66,999	$66,558
Accounts receivable, net of allowance for doubtful accounts of $4,310 in 2015 and $4,324 in 2014	81,990	82,277
Inventories	41,371	40,051
Prepaid expenses and other current assets	16,394	17,408
Deferred income tax	11,485	11,511
Total current assets	218,239	217,805
Property and equipment, net	18,214	17,923
Intangible assets, net	89,431	92,761
Goodwill	109,327	96,316
Other assets	8,529	10,016
Total assets	$443,740	$434,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,253	$21,371
Accrued liabilities	37,122	36,024
Deferred revenue	12,014	11,745
Total current liabilities	71,389	69,140
Long-term liabilities:
Other liabilities	5,149	4,859
Deferred income tax	8,637	8,107
Total liabilities	85,175	82,106
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,902,483 in 2015 and 32,649,158 in 2014	317,629	315,296
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2015 and 2014	—	—
Retained earnings	77,486	68,890
Accumulated other comprehensive loss	(36,550)	(31,471)
Total stockholders’ equity	$358,565	$352,715
Total liabilities and stockholders’ equity	$443,740	$434,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$89,395	$85,624
Cost of revenue	35,105	33,981
Intangibles amortization	682	1,046
Gross profit	53,608	50,597
Operating expenses:
Marketing and selling	20,742	20,630
Research and development	6,857	7,177
General and administrative	11,552	11,729
Intangibles amortization	955	1,136
Restructuring	156	538
Total operating expenses	40,262	41,210
Income from operations	13,346	9,387
Other income (expense), net	(829)	312
Income before provision for income tax	12,517	9,699
Provision for income tax expense	3,920	2,944
Net income	$8,597	$6,755
Foreign currency translation adjustment	(5,079)	(2,891)
Comprehensive income	$3,518	$3,864
Earnings per share:
Basic	$0.27	$0.22
Diluted	$0.26	$0.21
Weighted average shares used in the calculation of earnings per share:
Basic	32,127	31,062
Diluted	33,097	32,185
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$8,597	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	276	465
Excess tax benefit on the exercise of stock options	(1,054)	(2,194)
Depreciation and amortization	2,983	3,302
Warranty reserve	876	390
Share-based compensation	1,731	1,609
Changes in operating assets and liabilities:
Accounts receivable	413	708
Inventories	(1,243)	926
Prepaid expenses and other assets	778	(1,936)
Accounts payable	1,079	(2,710)
Accrued liabilities	(2,492)	(2,761)
Deferred revenue	159	(714)
Deferred income tax	1,709	1,844
Net cash provided by operating activities	13,812	5,684
Investing activities:
Acquisition of businesses, net of cash acquired	(12,078)	(4,925)
Purchases of property and equipment	(1,399)	(806)
Purchase of intangible assets	—	(35)
Net cash used in investing activities	(13,477)	(5,766)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases	1,319	6,300
Excess tax benefit on the exercise of stock options	1,054	2,194
Repurchase of common stock	(1,312)	—
Tax payments to settle employee liability	(460)	—
Payments on borrowings	—	(5,079)
Net cash provided by financing activities	601	3,415
Exchange rate changes effect on cash and cash equivalents	(495)	150
Net increase in cash and cash equivalents	441	3,483
Cash and cash equivalents, beginning of period	66,558	56,106
Cash and cash equivalents, end of period	$66,999	$59,589
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$186
Cash paid for income taxes	$149	$574
Non-cash investing activities:
Property and equipment included in accounts payable	$172	$265
Inventory transferred to property and equipment	$377	$398
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and except for the prior period correction of errors disclosed below, reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. We have made certain reclassifications to the prior period to conform to current period presentation.
Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
2 - Business Combinations
Global Neuro-Diagnostics
The Company acquired Global Neuro-Diagnostics ("GND") through an equity purchase on January 23, 2015. GND's service offers patients a more convenient way to complete routine EEG and video EEG testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million. The purchase agreement also included an earn-out condition which the Company estimates to be $3.3 million. This earn-out is contingent upon GND achieving certain revenue milestones from 2015 to 2017.
Valuing intangible assets required us to make significant estimates that will be adjusted in the future; consequently, the purchase price allocation is considered preliminary. Final determination of the value of intangible assets is expected during the second quarter of 2015 and will result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Pro forma financial information for the GND acquisition is not presented as it is not considered material.

NicView
On January 2, 2015, the Company purchased the assets of NicView for cash consideration of $1.1 million. NicView provides streaming video for families with babies in the neonatal intensive care unit.
Hearing Screening as a Service
In the first quarter of 2014, the Company entered into two asset purchase agreements for companies in the newborn hearing screening services market for cash consideration of $2.6 million. The purchase agreements also included an earn-out condition which is contingent upon annual revenue growth through 2016. This earn-out condition is currently estimated at $0.8 million. Both acquisitions support the Company’s objective to enter this market that complements our newborn hearing screening device business. This hearing screening services business operates under the name Peloton.
3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$8,597	$6,755
Weighted average common shares	32,127	31,062
Dilutive effect of stock based awards	970	1,123
Diluted Shares	33,097	32,185
Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.26	$0.21
Shares excluded from calculation of diluted EPS	—	230

4 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and subassemblies	$21,438	$19,821
Work in process	1,864	1,808
Finished goods	24,320	26,037
Total inventories	47,622	47,666
Less: Non-current inventories	(6,251)	(7,615)
Inventories, current	$41,371	$40,051
At March 31, 2015 and December 31, 2014, the Company has classified $6.3 million and $7.6 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with finite lives:
Technology	$63,244	—	$(28,714)	$34,530	$64,376	—	$(28,195)	$36,181
Customer related	30,458	—	(12,076)	$18,382	31,189	—	(11,786)	19,403
Internally developed software	14,193	—	(6,864)	$7,329	14,109	—	(6,511)	7,598
Patents	2,655	—	(2,086)	$569	2,794	—	(2,154)	640
Backlog	717	—	(717)	$—	719	—	(719)	—
Definite-lived intangible assets	111,267		(50,457)	60,810	113,187	—	(49,365)	63,822
Intangible assets with indefinite lives:
Trade names	31,950	(3,329)	—	$28,621	32,443	(3,504)	—	28,939
Total intangible assets	$143,217	$(3,329)	$(50,457)	$89,431	$145,630	$(3,504)	$(49,365)	$92,761
Finite-lived intangible assets are amortized over their weighted average lives of 17 years for technology, 13 years for customer related intangibles, 7 years for internally developed software, and 13 years for patents.
Internally developed software consists of $12.0 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Technology	$960	$1,096
Customer related	605	647
Internally developed software	354	288
Patents	28	30
Total amortization	$1,947	$2,061
Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2015	$5,681
2016	6,917
2017	6,634
2018	6,410
2019	5,445
2020	4,531
Thereafter	25,192
Total expected amortization expense	$60,810

6 – Goodwill
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

December 31, 2014	$96,316
Acquisitions	14,854
Foreign currency translation	(1,843)
March 31, 2015	$109,327

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$3,076	$3,092
Buildings	6,621	6,828
Leasehold improvements	2,276	2,118
Office furniture and equipment	13,325	12,839
Computer software and hardware	9,255	8,821
Demonstration and loaned equipment	10,813	10,929
	45,366	44,627
Accumulated depreciation	(27,152)	(26,704)
Total	$18,214	$17,923
Depreciation expense of property and equipment was approximately $1.0 million for the three months ended March 31, 2015 and approximately $1.2 million for the three months ended March 31, 2014.

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
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$2,753	$3,143
Additions charged to expense	876	390
Reductions	(654)	(522)
Balance, end of period	$2,975	$3,011

9 - Share-Based Compensation
At March 31, 2015, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2015 and our methods for determining grant-date fair value of the awards were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$51	$28
Marketing and selling	363	235
Research and development	217	146
General and administrative	1,100	1,200
Total	$1,731	$1,609
As of March 31, 2015, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $11.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest income	$10	$145
Interest expense	(1)	(264)
Foreign currency gain (loss)	(989)	149
Other	151	282
Total other income (expense), net	$(829)	$312

11 - Income Taxes
Provision for Income Tax Expense
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the three months ended March 31, 2015 and 2014 was 31.3% and 30.4%, respectively. Our year-to-date results reflect the projected fiscal year ETR, as adjusted for the impact of any discrete items. Our ETR for the three months ended March 31, 2015 includes the discrete tax impact of the forgiveness of an intercompany loan between the U.S. parent company and its Argentinian subsidiary which increased our ETR by 3.7%. The discrete item recognized during the three months ended March 31, 2014 was not material to the ETR. The decrease in our ETR excluding the impact of discrete items, is due to forecasted shifts in the geographical mix of income. Our ETR for the three months ended March 31, 2015 and 2014 differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate.
We recorded a net tax expense of $143,000 of unrecognized tax benefits for the three months ended March 31, 2015. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $800,000.Our tax returns remain open to examination as follows: U.S. Federal, 2011 through 2013, U.S. States 2010 through 2013 and significant foreign jurisdictions, 2010 through 2013.

12 - Restructuring Reserves
The Company has historically incurred an ongoing level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization resulting from acquisitions.
During the third quarter of 2014, the Company adopted a restructuring plan to reduce operating costs and close one of its North American distribution centers. The activities under this restructuring plan are expected to be completed during the second quarter of 2015.
The balance of the restructuring reserve is included in accrued liabilities on the accompanying condensed consolidated balance sheets. Employee termination benefits are included as a part of restructuring expenses.
Activity in the restructuring reserves for the three months ended March 31, 2015 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2014	$368	$—	$368
Additions	129	27	156
Reversals	—	—	—
Payments	(116)	(27)	(143)
Balance at March 31, 2015	$381	$—	$381

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Consolidated Revenue:
United States	$54,564	$48,346
Foreign countries	34,831	37,278
Totals	$89,395	$85,624

	Three Months Ended March 31,
	2015	2014
Revenue by End Market:
Neurology Products
Devices and Systems	$40,115	$42,260
Supplies	14,878	14,226
Services	1,294	—
Total Neurology Revenue	56,287	56,486
Newborn Care Products
Devices and Systems	18,382	15,379
Supplies	12,361	12,276
Services	2,365	1,483
Total Newborn Care Revenue	33,108	29,138
Total Revenue	$89,395	$85,624

	March 31, 2015	December 31, 2014
Property and equipment, net:
United States	$6,357	$5,782
Canada	5,407	5,538
Argentina	3,589	3,692
Other foreign countries	2,861	2,911
Totals	$18,214	$17,923
During the three months ended March 31, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of March 31, 2015 and December 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities.
In the third quarter of 2014 the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter 2014 for this impairment. As of March 31, 2015 we are carrying the asset as held for sale in other current assets on the balance sheet at a value of $1.4 million.

The Company also has contingent consideration associated with earn-outs from acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Subsequent changes in the fair value of contingent consideration liabilities are recorded within the Company's income statement as an operating expense.

	December 31, 2014	Additions	Payments	March 31, 2015
Liabilities:
Contingent consideration	$812	$3,319	$—	$4,131
Total	$812	$3,319	$—	$4,131
As presented in the table above, the significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.

15 - Immaterial Corrections to Prior Period Financial Statements
Certain amounts previously reported in the consolidated statements of income and statements of cash flows for the three months ended March 31, 2014 have been restated to reflect the correction of an immaterial error as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The error related to the amount of manufacturing labor and overhead applied to inventory. We believe the effects of the error are not material to our consolidated financial statements.
A summary of the effects of the correction of this error on our consolidated financial statements for the three months ended March 31, 2014 is presented in the table below (in thousands, except per share data):

	March 31, 2014
	Previously Reported	Revised
Statements of Operations
Cost of revenue	$35,733	$33,981
Intangibles amortization	—	1,046
Gross profit	49,891	50,597
Income from operations	8,681	9,387
Income before provision for income tax	8,993	9,699
Provision for income tax expense	2,742	2,944
Net income	6,251	6,755
Comprehensive income	3,360	3,864
Net income per share, basic	$0.20	$0.22
Net income per share, diluted	$0.19	$0.21
Statements of Cash Flows
Net income	$6,251	$6,755
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories	1,633	926
Accrued liabilities	(2,964)	(2,761)
Net cash provided by operating activities	$5,684	$5,684

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2014 of Natus Medical Incorporated. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2014 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our most recent significant acquisition was Grass in 2013. In 2015 we completed two acquisitions, NicView and GND. We expect to continue to pursue opportunities to acquire other businesses in the future.
End Markets
Our products address two primary end markets:

•
Neurology - Includes products and services for diagnostic electroencephalography and long term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, intra-operative monitoring, and diagnostic and monitoring transcranial doppler ultrasound technology.

•
Newborn Care - Includes products and services for newborn care including hearing screening, brain injury, thermoregulation, jaundice management, and various disposable products, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

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
Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 13 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report and is incorporated in this section by this reference.
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies, and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Devices and Systems	65%	67%
Supplies	31%	31%
Services	4%	2%
Total	100%	100%
During the three months ended March 31, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.
2015 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.
Our consolidated revenue increased $3.8 million in the first quarter ended March 31, 2015 to $89.4 million compared to $85.6 million in the first quarter of the previous year. Our revenue increases were primarily in the United States market driven by the strength of sales and recent acquisitions in our Newborn Care business.
Net income was $8.6 million or $0.26 per diluted share in the three months ended March 31, 2015, compared with net income of $6.8 million or $0.21 per diluted share in the same period in 2014. An increase to 59.9% from 59.1% in gross profit percentage for the first quarter of 2015 compared to the same period in 2014 was primarily the result of ongoing cost reduction initiatives.
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
We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

•	Revenue recognition

•	Inventory carried at the lower of cost or market value

•	Carrying value of intangible assets and goodwill

•	Liability for product warranties

•	Share-based compensation
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to these policies during the three months ended March 31, 2015.

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	39.3%	39.7%
Intangibles amortization	0.8%	1.2%
Gross profit	59.9%	59.1%
Operating expenses:
Marketing and selling	23.2%	24.1%
Research and development	7.7%	8.4%
General and administrative	12.9%	13.7%
Intangibles Amortization	1.1%	1.3%
Restructuring	0.2%	0.6%
Total operating expenses	45.1%	48.1%
Income from operations	14.8%	11.0%
Other expense, net	(0.9)%	0.4%
Income before provision for income tax	13.9%	11.4%
Provision for income tax expense	4.4%	3.4%
Net income	9.5%	8.0%
Revenues
The following table shows revenue by products during the three months ended March 31, 2015 and March 31, 2014 in thousands.

	Three Months Ended March 31,
	2015	2014	Change
Neurology
Devices and Systems	$40,115	$42,260	(5)%
Supplies	14,878	14,226	5%
Services	1,294	—	—%
Total Neurology	56,287	56,486	—%
Newborn Care
Devices and Systems	18,382	15,379	20%
Supplies	12,361	12,276	1%
Services	2,365	1,483	59%
Total Newborn Care	33,108	29,138	14%
Total Revenue	$89,395	$85,624	4%
For the three months ended March 31, 2015, Neurology revenue was flat compared to the same quarter last year. Growth in our domestic market was offset by a decline in revenue from international markets due mainly to weakness of the Euro to the US Dollar. Revenue from sales of Devices and Systems declined 5%, driven mainly by the exchange rate impact to European sales. The decline in Devices and Systems revenue was partially offset by a growth in Supplies and Services revenue, including revenues resulting from the January 2015 acquisition of Global Neuro-Diagnostics which are included in Neurology Services.

For the three months ended March 31, 2015, Newborn Care revenue increased by 14% compared to the same quarter last year. Geographically, the increase is primarily in our domestic market. Revenue from Devices and Systems increased 20% compared to the same period in 2014. This increase was primarily related to the introduction of two new products in the hearing and phototherapy market segments and entering the video streaming market with the January 2015 acquisition of NicView. Revenue from Services increased by 59% compared to the same period in 2014 due to the growth of Peloton, our hearing screening service initiative launched in the first quarter 2014.
No single customer accounted for more than 10% of our revenue in the first quarter of either 2015 or 2014. Revenue from domestic sales increased 12.9% to $54.6 million for the three months ended March 31, 2015 from $48.3 million in the first quarter of 2014. This increase was primarily driven by our Newborn Care business as discussed above. Revenue from international sales decreased 6.6% to $34.8 million for the three months ended March 31, 2015 compared to $37.3 million in the first quarter of 2014. The decrease in international revenue was driven by the weakness of the Euro to the US Dollar.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$89,395	$85,624
Cost of revenue	35,105	33,981
Intangibles amortization	682	1,046
Gross profit	53,608	50,597
Gross profit percentage	59.9%	59.1%
For the three months ended March 31, 2015, our gross profit as a percentage of sales increased by 0.9% compared to the same period of the prior year. This increase in gross profit was driven by higher domestic revenues which generally have higher gross margins than international sales, as well as cost reduction initiatives which are resulting in higher margins primarily in Neurology devices.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2015	2014
Marketing and selling	$20,742	$20,630
Percentage of revenue	23.2%	24.1%
Research and development	$6,857	$7,177
Percentage of revenue	7.7%	8.4%
General and administrative	$11,552	$11,729
Percentage of revenue	12.9%	13.7%
Intangibles amortization	$955	$1,136
Percentage of revenue	1.1%	1.3%
Restructuring	$156	$538
Percentage of revenue	0.2%	0.6%

Marketing and Selling
Marketing and selling expenses were flat during three months ended March 31, 2015 as compared to the same period in 2014. We experienced an increase in spending in our Newborn Care business relative to the increase in Newborn Care revenue during the quarter. This was offset by a reduction in expense related to cost cutting initiatives implemented in 2014.
Research and Development
Research and development expenses decreased slightly during the three months ended March 31, 2015 as compared to the same period in 2014. This decrease is attributable to a reduction in information technology overhead allocation.
General and Administrative
General and administrative expense decreased during the three months ended March 31, 2015 as compared to the same period in 2014. This decrease can be attributed to an overall reduction in spending relating to restructuring activities implemented in 2014.
Intangibles Amortization
Intangibles amortization decreased during the three months ended March 31, 2015 as compared to the same period in 2014. This slight decrease is related to intangible asset reconciliations completed during 2014.
Restructuring
Restructuring expenses decreased during the three months ended March 31, 2015 as compared to the same period in 2014. During the first quarter of 2014 we incurred higher expenses related to severance of higher paid employees.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2015 we reported other expense of $0.8 million compared to other income of $0.3 million for the same period in 2014. This change was driven by an increase in net currency exchange losses driven by the weakness of the Euro.
Provision for Income Tax
Our effective tax rate (ETR) (provision for income taxes divided by pretax income) for the three months ended March 31, 2015 and 2014 was 31.3% and 30.4%, respectively. Our year-to-date results reflect the projected fiscal year ETR, as adjusted for the impact of any discrete items. Our ETR for the three months ended March 31, 2015 includes the discrete tax impact of the forgiveness of an intercompany loan between the U.S. parent company and its Argentinian subsidiary which increased our ETR by 3.7%. The discrete item recognized during the three months ended March 31, 2014 was not material to the ETR. The decrease in our ETR excluding the impact of discrete items, is due to forecasted shifts in the geographical mix of income. Our ETR for the three months ended March 31, 2015 and 2014, differed from statutory tax rates primarily because of profits taxed in foreign jurisdictions with lower tax rates than the statutory rate.
We recorded a net tax expense of $143,000 of unrecognized tax benefits for the three months ended March 31, 2015. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $800,000.Our tax returns remain open to examination as follows: U.S. Federal, 2011 through 2013, U.S. States 2010 through 2013 and significant foreign jurisdictions, 2010 through 2013.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$66,999	$66,558
Working capital	146,850	148,665

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$13,812	$5,684
Net cash used in investing activities	(13,477)	(5,766)
Net cash provided by financing activities	601	3,415
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2015, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $51.8 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
At March 31, 2015, we had a $25 million revolving credit line with Wells Fargo. The credit line is fully available under the credit agreement. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have granted Wells Fargo a security interest in substantially all of our assets. We have no other significant credit facilities.
During the three months ended March 31, 2015 cash provided by operating activities of $13.8 million was the result of $8.6 million of net income, non-cash adjustments to net income of $4.8 million, and net cash inflows of $0.4 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $13.5 million and consisted primarily of cash used in the acquisition of GND for $11.4 million and NicView for $1.1 million. Cash used to acquire property and equipment was $1.4 million. Cash provided by financing activities during the three months ended March 31, 2015 was $0.6 million and consisted of proceeds from stock option exercises and ESPP purchases and their related tax benefits of $2.4 million, offset by $1.3 million for repurchases of shares under the Company’s share repurchase program, and $0.5 million for tax payments to settle employee liability related to stock.
During the three months ended March 31, 2014 cash provided by operating activities of $5.7 million was the result of $6.8 million of net income, non-cash adjustments to net income of $8.5 million, and net cash inflows of $4.6 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $5.8 million and consisted of cash used to acquire Tender Touch and HHC of $2.5 million, purchase accounting adjustments of $2.4 million related to the Grass acquisition, and cash used to acquire property and equipment and intangible assets of $0.8 million. Cash provided by financing activities during the three months ended March 31, 2014 was $3.4 million and consisted primarily of ESPP purchases and their related tax benefits of $8.5 million offset by repayment of long term debt of $5.1 million.
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
There are no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the three months ended March 31, 2015, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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
ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

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
At December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2014. This conclusion was based on the material weakness in our internal control over financial reporting further described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
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
At March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the material weakness that we identified as of December 31, 2014.
Remediation Efforts to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we made substantive changes to enhance the sufficiency of our resources in 2014. Specifically, we added additional resources with expertise in inventory cost accounting and have redesigned our controls to ensure the proper capitalization of overhead costs and the proper monitoring of inventory valuation. We have also added additional resources within our credit and collections group during 2014 and 2015. We expect to add incremental resources in 2015 to enhance the design and operating effectiveness of our controls over accounts receivable.
In addition to the changes described above, we will continue to evaluate and enhance the complement of our resources during 2015, as needed, to address the material weakness identified above. We also expect to finalize our world-wide implementation of a single ERP system during 2015, a project we began in 2011 to consolidate eight different systems into one global platform. The completion of this project will eliminate duplicative processes and increase the capacity of our existing accounting and financial reporting resources to further focus on remediating the material weakness identified above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described above under “Remediation Efforts to Address Material Weakness,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.    Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes in our risks from such description.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount Remaining that May Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	4,000	$34.67	4,000	$5,235,911
February 1, 2015 - February 28, 2015	16,000	$36.91	16,000	$4,645,401
March 1, 2015 - March 31, 2015	16,000	$36.37	16,000	$4,063,496
Total	36,000	$36.42	36,000	$4,063,496
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 6, 2015	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2015	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)