Form 10-Q
period 2015-06-30
NATUS MEDICAL INC
filed 2015-08-05
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 30, 2015 was 33,085,469.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$73,238	$66,558
Accounts receivable, net of allowance for doubtful accounts of $4,458 in 2015 and $4,324 in 2014	83,341	82,277
Inventories	44,873	40,051
Prepaid expenses and other current assets	15,438	17,408
Deferred income tax	11,471	11,511
Total current assets	228,361	217,805
Property and equipment, net	18,351	17,923
Intangible assets, net	90,269	92,761
Goodwill	108,516	96,316
Other assets	8,361	10,016
Total assets	$453,858	$434,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,270	$21,371
Accrued liabilities	35,988	36,024
Deferred revenue	11,112	11,745
Total current liabilities	66,370	69,140
Long-term liabilities:
Other liabilities	5,055	4,859
Deferred income tax	8,667	8,107
Total liabilities	80,092	82,106
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,084,167 in 2015 and 32,265,997 in 2014	321,710	315,296
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2015 and 2014	—	—
Retained earnings	87,337	68,890
Accumulated other comprehensive loss	(35,281)	(31,471)
Total stockholders’ equity	$373,766	$352,715
Total liabilities and stockholders’ equity	$453,858	$434,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$91,937	$86,325	$181,332	$171,948
Cost of revenue	33,844	35,500	68,948	69,480
Intangibles amortization	683	156	1,366	1,202
Gross profit	57,410	50,669	111,018	101,266
Operating expenses:
Marketing and selling	22,108	22,061	42,850	42,690
Research and development	7,309	7,634	14,167	14,811
General and administrative	11,656	10,165	23,208	21,798
Intangibles amortization	2,174	646	3,129	1,782
Restructuring	161	218	316	853
Total operating expenses	43,408	40,724	83,670	81,934
Income from operations	14,002	9,945	27,348	19,332
Other income (expense), net	(380)	795	(1,210)	1,107
Income before provision for income tax	13,622	10,740	26,138	20,439
Provision for income tax expense	3,771	3,279	7,691	6,223
Net income	$9,851	$7,461	$18,447	$14,216
Foreign currency translation adjustment	1,269	(1,078)	(3,810)	(3,969)
Comprehensive income	$11,120	$6,383	$14,637	$10,247
Earnings per share:
Basic	$0.31	$0.24	$0.57	$0.45
Diluted	$0.30	$0.23	$0.56	$0.44
Weighted average shares used in the calculation of earnings per share:
Basic	32,273	31,424	32,201	31,244
Diluted	33,204	32,444	33,158	32,315
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$18,447	$14,216
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	583	98
Excess tax benefit on the exercise of stock options	(4,371)	(2,746)
Depreciation and amortization	7,178	5,626
Warranty reserve	3,153	595
Share-based compensation	3,491	3,177
Changes in operating assets and liabilities:
Accounts receivable	(967)	3,880
Inventories	(4,880)	2,353
Prepaid expenses and other assets	2,283	(144)
Accounts payable	(1,866)	(4,010)
Accrued liabilities	(7,002)	(4,913)
Deferred revenue	(1,219)	(1,312)
Deferred income tax	4,693	2,323
Net cash provided by operating activities	19,523	19,143
Investing activities:
Acquisition of businesses, net of cash acquired	(11,559)	(4,925)
Purchases of property and equipment	(2,375)	(2,199)
Purchase of intangible assets	(890)	(576)
Net cash used in investing activities	(14,824)	(7,700)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	5,715	9,454
Excess tax benefit on the exercise of stock options	4,371	2,746
Repurchase of common stock	(5,515)	(1,208)
Taxes paid related to net share settlement of equity awards	(1,649)	—
Contingent consideration earn-out	(664)	—
Payments on borrowings	—	(21,608)
Net cash provided by (used in) financing activities	2,258	(10,616)
Exchange rate changes effect on cash and cash equivalents	(277)	(915)
Net increase (decrease) in cash and cash equivalents	6,680	(88)
Cash and cash equivalents, beginning of period	66,558	56,106
Cash and cash equivalents, end of period	$73,238	$56,018
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$309
Cash paid for income taxes	$2,491	$3,955
Non-cash investing activities:
Property and equipment included in accounts payable	$209	$187
Inventory transferred to property and equipment	$593	$510
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
Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

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
The purchase price allocation is considered preliminary, and final determination of the value of intangible assets and contingent consideration is expected during the third quarter of 2015 as we are in the process of verifying data supporting the valuation of the acquired intangible assets. Final determination of the values may result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
NicView
On January 2, 2015, the Company purchased the assets of NicView for cash consideration of $1.1 million. NicView provides streaming video for families with babies in the neonatal intensive care unit. The asset purchase agreement included an earn-out condition contingent upon revenue earned in 2015. The Company estimates this earn-out to be $1.4 million. Pro forma financial information for the NicView acquisition is not presented as it is not considered material.
Hearing Screening as a Service
In the first quarter of 2014, the Company entered into two asset purchase agreements for companies in the newborn hearing screening services market for cash consideration of $2.6 million. The purchase agreements also included an earn-out condition which was contingent upon annual revenue growth through 2016. This earn-out, previously estimated at $0.8 million, was settled during the second quarter of 2015 for $0.7 million. Both acquisitions support the Company’s objective to enter this market that complements our newborn hearing screening device business. This hearing screening services business operates under the name Peloton. Pro forma financial information for these two acquisitions is not presented as it is not considered material.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,851	$7,461	$18,447	$14,216
Weighted average common shares	32,273	31,424	32,201	31,244
Dilutive effect of stock based awards	931	1,020	957	1,071
Diluted Shares	33,204	32,444	33,158	32,315
Basic earnings per share	$0.31	$0.24	$0.57	$0.45
Diluted earnings per share	$0.30	$0.23	$0.56	$0.44
Shares excluded from calculation of diluted EPS	—	233	—	231

4 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and subassemblies	$23,904	$19,821
Work in process	1,700	1,808
Finished goods	25,616	26,037
Total inventories	51,220	47,666
Less: Non-current inventories	(6,347)	(7,615)
Inventories, current	$44,873	$40,051

At June 30, 2015 and December 31, 2014, the Company has classified $6.3 million and $7.6 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$63,747	—	$(29,829)	$33,918	$64,376	—	$(28,195)	$36,181
Customer related	33,136	—	(12,953)	$20,183	31,189	—	(11,786)	19,403
Trade names	32,077	(3,380)	(1,025)	$27,672	32,443	(3,504)	—	28,939
Internally developed software	15,161	—	(7,218)	$7,943	14,109	—	(6,511)	7,598
Patents	2,696	—	(2,143)	$553	2,794	—	(2,154)	640
Backlog	718	—	(718)	—	719	—	(719)	—
Definite-lived intangible assets	$147,535	$(3,380)	$(53,886)	$90,269	$145,630	$(3,504)	$(49,365)	$92,761
Finite-lived intangible assets are amortized over their weighted average lives of 17 years for technology, 12 years for customer related intangibles, 7 years for internally developed software, 7 years for trade names, and 13 years for patents.
Internally developed software consists of $13.0 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Technology	$961	$500	$1,921	$1,165
Customer related	715	296	1,404	1,025
Trade names	1,025	—	1,025	—
Internally developed software	353	422	707	698
Patents	28	6	56	104
Total amortization	$3,082	$1,224	$5,113	$2,992
Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2015	$6,132
2016	11,701
2017	11,417
2018	11,192
2019	10,217
2020	8,830
Thereafter	30,780
Total expected amortization expense	$90,269
During the second quarter of 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. In the second quarter of 2015 we assigned these trade names lives of seven years based on the timeline of our strategy to rebrand our products. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense. This change increased the Company’s amortization expense and decreased pre-tax income by approximately $1.0 million, decreased net income by approximately $0.7 million, and decreased diluted earnings per share by $0.02 per share for the three months ended June 30, 2015.

6 – Goodwill
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

December 31, 2014	$96,316
Acquisitions	13,489
Foreign currency translation	(1,289)
June 30, 2015	$108,516

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$3,062	$3,092
Buildings	6,574	6,828
Leasehold improvements	2,396	2,118
Office furniture and equipment	13,750	12,839
Computer software and hardware	9,723	8,821
Demonstration and loaned equipment	11,079	10,929
	46,584	44,627
Accumulated depreciation	(28,233)	(26,704)
Total	$18,351	$17,923
Depreciation expense of property and equipment was approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively, and approximately $1.0 million and $2.4 million for the three and six months ended June 30, 2014, respectively.

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
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$2,975	$3,011	$2,753	$3,142
Additions charged to expense	2,278	141	3,153	595
Reductions	(845)	(464)	(1,498)	(1,049)
Balance, end of period	$4,408	$2,688	$4,408	$2,688

9 - Share-Based Compensation
At June 30, 2015, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2015 and our methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$36	$50	$87	$78
Marketing and selling	322	261	685	497
Research and development	178	257	395	404
General and administrative	1,224	999	2,324	2,198
Total	$1,760	$1,567	$3,491	$3,177
As of June 30, 2015, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $10.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$6	$7	$16	$137
Interest expense	—	(184)	—	(448)
Foreign currency gain (loss)	(501)	852	(1,491)	1,001
Other	115	120	265	417
Total other income (expense), net	$(380)	$795	$(1,210)	$1,107

11 - Income Taxes
Provision for Income Tax Expense
We recorded provisions for income tax of $3.8 million and $7.7 million for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 27.7% and 29.4% for the three and six months ended June 30, 2015, respectively.
We recorded provisions for income tax of $3.3 million and $6.2 million for the three and six months ended June 30, 2014, respectively. Our effective tax rate was 30.5% and 30.4% for the three and six months ended June 30, 2014.
Our effective tax rate for the three and six months ended June 30, 2015 differed from federal statutory tax rate primarily because profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014 is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $101,000 net tax benefit of unrecognized tax benefits for the six months ended June 30, 2015. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $490,000. Our tax returns remain open to examinations as follows: U.S. Federal, 2011 through 2014, U.S. States 2010 through 2013 and significant foreign jurisdictions 2010 through 2014.

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
Activity in the restructuring reserves for the six months ended June 30, 2015 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2014	$368	$—	$368
Additions	309	77	386
Reversals	(70)	—	(70)
Payments	(415)	(77)	(492)
Balance at June, 2015	$192	$—	$192

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Revenue:
United States	$60,505	$52,468	$115,069	$100,813
Foreign countries	31,432	33,857	66,263	71,135
Totals	$91,937	$86,325	$181,332	$171,948

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue by End Market:
Neurology Products
Devices and Systems	$41,011	$40,691	$81,120	$81,994
Supplies	15,415	15,139	30,291	30,313
Services	2,201	—	3,489	—
Total Neurology Revenue	58,627	55,830	114,900	112,307
Newborn Care Products
Devices and Systems	17,926	17,180	36,109	32,549
Supplies	12,080	11,604	24,649	23,879
Services	3,304	1,711	5,674	3,213
Total Newborn Care Revenue	33,310	30,495	66,432	59,641
Total Revenue	$91,937	$86,325	$181,332	$171,948

	June 30, 2015	December 31, 2014
Property and equipment, net:
United States	$6,377	$5,782
Canada	5,286	5,538
Argentina	3,452	3,692
Other foreign countries	3,236	2,911
Totals	$18,351	$17,923
During the three and six months ended June 30, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of June 30, 2015 and December 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014 the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter 2014 for this impairment. As of June 30, 2015 we are carrying the asset as held for sale in other current assets on the balance sheet at a value of $1.4 million.
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

	December 31, 2014	Additions	Payments	Adjustments	June 30, 2015
Liabilities:
Contingent consideration	$812	$4,705	$(664)	$(148)	$4,705
Total	$812	$4,705	$(664)	$(148)	$4,705
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

15 - Immaterial Corrections to Prior Period Financial Statements
Certain amounts previously reported in the consolidated statements of income and statements of cash flows for the three months ended June 30, 2014 have been restated to reflect the correction of an immaterial error as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The error related to the amount of manufacturing labor and overhead applied to inventory. We believe the effects of the error are not material to our consolidated financial statements.
A summary of the effects of the correction of this error on our statement of income and comprehensive income for the three and six months ended June 30, 2014 and our statement of cash flow for the six months ended June 30, 2014 is presented in the table below (in thousands, except per share data):

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Previously Reported	Revised	Previously Reported	Revised
Statements of Income and Comprehensive Income
Cost of revenue	$35,295	$35,500	$71,028	$69,480
Intangibles amortization	—	156	—	1,202
Gross profit	51,029	50,669	100,920	101,266
Income from operations	10,305	9,945	18,986	19,332
Income before provision for income tax	11,100	10,740	20,093	20,439
Provision for income tax expense	3,359	3,279	6,101	6,223
Net income	7,741	7,461	13,991	14,216
Comprehensive income	6,662	6,383	10,022	10,247
Net income per share, basic	$0.25	$0.24	$0.45	$0.45
Net income per share, diluted	$0.24	$0.23	$0.43	$0.44
Statements of Cash Flows
Net income			$13,991	$14,216
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories			2,699	2,353
Accrued liabilities			(5,034)	(4,913)
Net cash provided by operating activities			$19,142	$19,143

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
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. Our most recent significant acquisition was Grass Technologies Product Group ("Grass") in 2013. In 2015 we completed two acquisitions, NicView and GND. We expect to continue to pursue opportunities to acquire other businesses in the future.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies, and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Devices and Systems	64%	67%	65%	67%
Supplies	30%	31%	30%	31%
Services	6%	2%	5%	2%
Total	100%	100%	100%	100%
During the three and six months ended June 30, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.
2015 Second Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health within the European Union.
Our consolidated revenue increased $5.6 million in the second quarter ended June 30, 2015 to $91.9 million compared to $86.3 million in the second quarter of the previous year. Our revenue increases were primarily in the United States market driven by the strength of sales and recent acquisitions.
Net income was $9.9 million or $0.30 per diluted share in the three months ended June 30, 2015, compared with net income of $7.5 million or $0.23 per diluted share in the same period in 2014. An increase to 62.5% from 58.7% in gross profit percentage for the second quarter of 2015 compared to the same period in 2014 was primarily the result of recent acquisitions and facility consolidation.

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
During the second quarter 2015 we made a change in accounting estimate related to our indefinite lived intangible assets. See Note 5 - Intangible Assets. There have been no other changes to our critical accounting policies during the six months ended June 30, 2015.
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	36.8%	41.1%	38.0%	40.4%
Intangibles amortization	0.7%	0.2%	0.8%	0.7%
Gross profit	62.5%	58.7%	62.0%	59.6%
Operating expenses:
Marketing and selling	24.0%	25.6%	23.6%	24.8%
Research and development	8.0%	8.8%	7.8%	8.6%
General and administrative	12.7%	11.8%	12.8%	12.7%
Intangibles Amortization	2.4%	0.7%	1.7%	1.0%
Restructuring	0.2%	0.3%	0.2%	0.5%
Total operating expenses	47.3%	47.2%	46.1%	47.6%
Income from operations	15.2%	11.5%	15.9%	12.0%
Other expense, net	(0.4)%	0.9%	(0.7)%	0.6%
Income before provision for income tax	14.8%	12.4%	15.2%	12.6%
Provision for income tax expense	4.1%	3.8%	4.2%	3.6%
Net income	10.7%	8.6%	11.0%	9.0%

Revenues
The following table shows revenue by products during the three and six months ended June 30, 2015 and June 30, 2014 in thousands.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Neurology Products
Devices and Systems	$41,011	$40,691	1%	$81,120	$81,994	(1)%
Supplies	15,415	15,139	2%	30,291	30,313	—%
Services	2,201	—	—%	3,489	—	—%
Total Neurology Revenue	58,627	55,830	5%	114,900	112,307	2%
Newborn Care Products
Devices and Systems	17,926	17,180	4%	36,109	32,549	11%
Supplies	12,080	11,604	4%	24,649	23,879	3%
Services	3,304	1,711	93%	5,674	3,213	77%
Total Newborn Care Revenue	33,310	30,495	9%	66,432	59,641	11%
Total Revenue	$91,937	$86,325	7%	$181,332	$171,948	5%

For the three months ended June 30, 2015, Neurology revenue increased by 5% compared to the same quarter last year. Growth in our domestic market was offset by a decline in revenue from international markets due mainly to weakness of the Euro as compared to the US Dollar. Revenue from sales of Devices and Systems increased by 1% driven mainly by strong EEG revenue in the quarter.  Revenue from Supplies increased by 2% mainly from our domestic market. The growth in Services revenue is the result of our January 2015 acquisition of Global Neuro-Diagnostics.
For the three months ended June 30, 2015, Newborn Care revenue increased by 9% compared to the same quarter last year. Geographically, the increase is primarily in our domestic market. Revenue from Devices and Systems increased by 4% compared to the same period in 2014. This increase is attributable to entering the video streaming market with the January 2015 acquisition of NicView. Revenue from supplies increased by 4% primarily from increased sales in international markets. Revenue from Services increased by 93% compared to the same period in 2014 due to the growth of Peloton, our hearing screening service launched in the first quarter 2014.
For the six months ended June 30, 2015, Neurology revenue increased by 2% compared to the same period last year. Growth in our domestic market was offset by a decline in revenue from international markets due mainly to weakness of the Euro as compared to the US Dollar. Revenue from sales of Devices and Systems declined 1% mainly due to the unfavorable exchange rate impact.  Revenue from Supplies was flat compared to the same period last year. The decline in Devices and Systems revenue was more than offset by the growth in Services revenue from Global Neuro-Diagnostics.
For the six months ended June 30, 2015, Newborn Care revenue increased by 11% compared to the same quarter last year. Geographically, the increase is primarily in our domestic market. Revenue from Devices and Systems increased 11% compared to the same period in 2014 driven by strength in our domestic market. This increase is attributable to our acquisition of NicView. Revenue from Supplies increased 3% primarily in our international market. This increase was primarily related to the introduction of two new products in the hearing and phototherapy market segments. Revenue from Services increased by 77% compared to the same period in 2014 due to the growth of Peloton.

No single customer accounted for more than 10% of our revenue in the six months ended June 30, 2015 or June 30, 2014. Revenue from domestic sales increased 12.9% to $60.5 million for the three months ended June 30, 2015 from $52.5 million in the second quarter of 2014. Revenue from international sales decreased 6.6% to $31.4 million for the three months ended June 30, 2015 compared to $33.9 million in the second quarter of 2014. The decrease in international revenue was driven by the weakness of the Euro relative to the US Dollar.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$91,937	$86,325	$181,332	$171,948
Cost of revenue	33,844	35,500	68,948	69,480
Intangibles amortization	683	156	1,366	1,202
Gross profit	57,410	50,669	111,018	101,266
Gross profit percentage	62.5%	58.7%	61.2%	58.9%
For the three and six months ended June 30, 2015, gross profit as a percentage of revenue increased by 3.7% and 2.3%, respectively compared to the same periods in the prior year. These increases in gross profit as a percentage of revenue are attributable to the growth of Peloton and our acquisition of Global Neuro-Diagnostics. In addition to the growth of our services businesses we have realized cost reductions through facility consolidations and reductions in material cost.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Marketing and selling	$22,108	$22,061	$42,850	$42,690
Percentage of revenue	24.0%	25.6%	23.6%	24.8%
Research and development	$7,309	$7,634	$14,167	$14,811
Percentage of revenue	8.0%	8.8%	7.8%	8.6%
General and administrative	$11,656	$10,165	$23,208	$21,798
Percentage of revenue	12.7%	11.8%	12.8%	12.7%
Intangibles amortization	$2,174	$646	$3,129	$1,782
Percentage of revenue	2.4%	0.7%	1.7%	1.0%
Restructuring	$161	$218	$316	$853
Percentage of revenue	0.2%	0.3%	0.2%	0.5%
Marketing and Selling
Marketing and selling expenses were relatively flat during three and six months ended June 30, 2015 as compared to the same periods in 2014. We experienced an increase in spending in our Newborn Care business attributable to our acquisition of NicView and growth of Peloton. This was offset by a reduction in expense in our Neurology business related to timing of hiring.
Research and Development

Research and development expenses decreased slightly during the three and six months ended June 30, 2015 compared to the same periods in 2014. This decrease is attributable to a reduction in information technology overhead allocation.
General and Administrative
General and administrative expense increased during the three and six months ended June 30, 2015 as compared to the same period in 2014. This increase is attributable to fluctuations in bad debt expense and an increase in consulting fees as we invest in international tax planning activities. During the second quarter of 2014 our bad debt reserve was reduced by approximately $0.5 million as a result of previously reserved items being collected, and there was no corresponding event in the second quarter of 2015.
Intangibles Amortization
Intangibles amortization increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014. During the second quarter 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our trade names which previously had indefinite lives. In the second quarter of 2015 we assigned these trade names lives of seven years. Trade name amortization expense recorded during the second quarter was $1.0 million. In addition, intangibles amortization for the three and six months ended June 30, 2014 included a $0.5 million reduction for a prior period amortization adjustment.
Restructuring
Restructuring expenses decreased during the six months ended June 30, 2015 compared to the same period in 2014. During the first two quarters of 2014 we incurred higher expenses related to severance of higher paid employees. In 2014 we also experienced higher expense related to facilities consolidation as we transitioned in to a new manufacturing facility in Middleton, Wisconsin.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2015 we reported other expense of $0.4 million compared to other income of $0.8 million for the same period in 2014. For the six months ended June 30, 2015 we reported other expense of $1.2 million compared to other income of $1.1 million for the same period in 2014. This increase in expense for both the three and six month periods ended June 30, 2015 is attributable to an increase in net currency exchange losses driven by the weakness of the Euro. These losses were offset by a reduction in interest expense in 2015 after repaying our outstanding term loan during the fourth quarter of 2014.
Provision for Income Tax
We recorded provisions for income tax of $3.8 million and $7.7 million for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 27.7% and 29.4% for the three and six months ended June 30, 2015, respectively.
We recorded provisions for income tax of $3.3 million and $6.2 million for the three and six months ended June 30, 2014, respectively. Our effective tax rate was 30.5% and 30.4% for the three and six months ended June 30, 2014.
Our effective tax rate for the three and six months ended June 30, 2015 differed from federal statutory tax rate primarily because profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three and six months ended June 30, 2015 compared with the three and six months ended June 30, 2014 is primarily attributable to forecasted shifts in the geographical mix of income.

We recorded $101,000 net tax benefit of unrecognized tax benefits for the six months ended June 30, 2015. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $490,000. Our tax returns remain open to examinations as follows: U.S. Federal, 2011 through 2014, U.S. States 2010 through 2013 and significant foreign jurisdictions 2010 through 2014.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$73,238	$66,558
Working capital	161,991	148,665

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$19,523	$19,143
Net cash used in investing activities	(14,824)	(7,700)
Net cash provided by (used in) financing activities	2,258	(10,616)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2015, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $52.8 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
At June 30, 2015, we had a $25 million revolving credit line with Wells Fargo. The credit line is fully available under the credit agreement. The credit facility contains covenants, including covenants relating to liquidity and other financial measurements, and provides for events of default, including failure to pay any interest when due, failure to perform or observe covenants, bankruptcy or insolvency events, and the occurrence of a material adverse effect, and restricts our ability to pay dividends. We have provided a security interest in substantially all of our assets. We have no other significant credit facilities. As of June 30, 2015 no amounts were outstanding.
During the six months ended June 30, 2015 cash provided by operating activities of $19.5 million was the result of $18.4 million of net income, non-cash adjustments to net income of $9.9 million, and net cash outflows of $9.0 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $14.8 million and consisted primarily of cash used in the acquisition of GND for $11.0 million, net of cash acquired, and NicView for $1.1 million. Cash used to acquire other property and equipment and intangible assets was $2.4 million and $0.8 million, respectively. Cash provided by financing activities during the six months ended June 30, 2015 was $2.3 million and consisted of proceeds from stock option exercises and Employee Stock Purchase Program ("ESPP") purchases and their related tax benefits of $10.1 million, offset by $5.5 million for repurchases of common stock under our share repurchase program, $1.6 million for taxes paid related to net share settlement of equity awards related to stock, and $0.7 million for a contingent consideration payment to Tender Touch, which we acquired in 2014.
During the six months ended June 30, 2014 cash provided by operating activities of $19.1 million was the result of $14.2 million of net income, non-cash adjustments to net income of $6.8 million, and net cash outflows of $1.8 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $7.7 million and consisted of cash used to acquire Tender Touch and Hearing Health Consultants LLC ("HHC") of

$2.5 million, purchase accounting adjustments of $2.4 million related to the Grass acquisition, and cash used to acquire property and equipment and intangible assets of $2.2 million and $0.6 million, respectively. Cash used in financing activities during the six months ended June 30, 2014 was $10.6 million and consisted primarily of repayment of long term debt of $21.6 million and $1.2 million for repurchases of common stock under the our share repurchase program partially offset by ESPP purchases and their related tax benefits of $12.2 million.
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
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the six months ended June 30, 2015, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

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

At June 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the material weakness that we identified as of December 31, 2014.
Remediation Efforts to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we made substantive changes to enhance the sufficiency of our resources in 2014. Specifically, we added additional resources with expertise in inventory cost accounting and have redesigned our controls to ensure the proper capitalization of overhead costs and the proper monitoring of inventory valuation. We have also added additional resources within our credit and collections group during 2014 and 2015. We have added incremental resources in 2015 to enhance the design and operating effectiveness of our controls over accounts receivable, inventory, and revenue recognition.
In addition to the changes described above, we will continue to evaluate and enhance the complement of our resources during 2015, as needed, to address the material weakness identified above. We also expect to finalize our world-wide implementation of a single ERP system during the third quarter of 2015, a project we began in 2011 to consolidate eight different systems into one global platform. The completion of this project will eliminate duplicative processes and increase the capacity of our existing accounting and financial reporting resources to further focus on remediating the material weakness identified above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	19,000	$40.15	19,000	$3,300,656
May 1, 2015 - May 31, 2015	42,000	$37.17	42,000	$1,739,687
June 1, 2015 - June 30, 2015	45,000	$41.69	45,000	$19,863,729
Total	106,000	$39.62	106,000	$19,863,729
On June 9, 2014, the Company announced the Board of Directors authorization of the repurchase of up to $10 million of the Company’s common stock pursuant to a stock repurchase program. On June 5, 2015, the Company announced the expansion of this stock repurchase program, authorizing the repurchase of up to an additional $20 million of the Company's common stock. There is no set expiration date for the program.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 5, 2015	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2015	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)