Form 10-Q
period 2015-09-30
NATUS MEDICAL INC
filed 2015-11-04
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 29, 2015 was 33,021,474.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$82,201	$66,558
Accounts receivable, net of allowance for doubtful accounts of $4,598 in 2015 and $4,324 in 2014	88,905	82,277
Inventories	46,108	40,051
Prepaid expenses and other current assets	18,861	17,408
Deferred income tax	11,448	11,511
Total current assets	247,523	217,805
Property and equipment, net	17,976	17,923
Intangible assets, net	87,187	92,761
Goodwill	108,401	96,316
Other assets	8,795	10,016
Total assets	$469,882	$434,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,199	$21,371
Accrued liabilities	39,193	36,024
Deferred revenue	10,191	11,745
Total current liabilities	73,583	69,140
Long-term liabilities:
Other liabilities	6,883	4,859
Deferred income tax	8,655	8,107
Total liabilities	89,121	82,106
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,955,830 in 2015 and 32,649,158 in 2014	318,414	315,296
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2015 and 2014	—	—
Retained earnings	98,270	68,890
Accumulated other comprehensive loss	(35,923)	(31,471)
Total stockholders’ equity	380,761	352,715
Total liabilities and stockholders’ equity	$469,882	$434,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$94,583	$89,876	$275,915	$261,824
Cost of revenue	35,520	33,180	104,468	102,659
Intangibles amortization	683	1,054	2,048	2,257
Gross profit	58,380	55,642	169,399	156,908
Operating expenses:
Marketing and selling	22,495	20,123	65,345	62,815
Research and development	7,700	7,462	21,867	22,272
General and administrative	10,031	12,740	33,239	34,537
Intangibles amortization	2,036	(408)	5,165	1,374
Restructuring	42	2,848	358	3,701
Total operating expenses	42,304	42,765	125,974	124,699
Income from operations	16,076	12,877	43,425	32,209
Other income (expense), net	7	(1,447)	(1,203)	(340)
Income before provision for income tax	16,083	11,430	42,222	31,869
Provision for income tax expense	5,151	3,607	12,842	9,830
Net income	$10,932	$7,823	$29,380	$22,039
Foreign currency translation adjustment	(642)	(5,979)	(4,452)	(9,949)
Comprehensive income	$10,290	$1,844	$24,928	$12,090
Earnings per share:
Basic	$0.34	$0.25	$0.91	$0.70
Diluted	$0.33	$0.24	$0.89	$0.68
Weighted average shares used in the calculation of earnings per share:
Basic	32,432	31,584	32,279	31,358
Diluted	33,253	32,615	33,194	32,426
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$29,380	$22,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	945	561
Excess tax benefit on the exercise of stock options	(5,304)	(3,846)
Depreciation and amortization	11,346	8,567
Impairment of property and equipment	—	2,160
Warranty reserve	4,771	1,420
Share-based compensation	5,382	4,704
Changes in operating assets and liabilities:
Accounts receivable	(6,681)	1,250
Inventories	(7,014)	(926)
Prepaid expenses and other assets	(1,049)	1,776
Accounts payable	3,237	(2,624)
Accrued liabilities	(3,596)	(5,851)
Deferred revenue	(2,049)	(1,026)
Deferred income tax	5,560	4,981
Net cash provided by operating activities	34,928	33,185
Investing activities:
Acquisition of businesses, net of cash acquired	(11,559)	(4,925)
Purchases of property and equipment	(2,990)	(3,736)
Purchase of intangible assets	(1,158)	(964)
Net cash used in investing activities	(15,707)	(9,625)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	6,086	10,515
Excess tax benefit on the exercise of stock options	5,304	3,846
Repurchase of common stock	(9,352)	(3,407)
Taxes paid related to net share settlement of equity awards	(4,303)	(1,960)
Contingent consideration earn-out	(664)	—
Payments on borrowings	—	(30,017)
Net cash used in financing activities	(2,929)	(21,023)
Exchange rate changes effect on cash and cash equivalents	(649)	(837)
Net increase in cash and cash equivalents	15,643	1,700
Cash and cash equivalents, beginning of period	66,558	56,106
Cash and cash equivalents, end of period	$82,201	$57,806
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$364
Cash paid for income taxes	$5,348	$4,737
Non-cash investing activities:
Property and equipment included in accounts payable	$200	$274
Inventory transferred to property and equipment	$797	$754
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
Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

2 - Business Combinations
Global Neuro-Diagnostics
The Company acquired Global Neuro-Diagnostics ("GND") through an equity purchase on January 23, 2015. GND's service offers patients a more convenient way to complete routine diagnostic electroencephalography (“EEG") and video electromyography ("EEG") testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for

GND was $11.4 million. The purchase agreement also included an earn-out condition which the Company estimates to be $3.3 million. This earn-out is contingent upon GND achieving certain revenue milestones from 2015 to 2017.
The purchase price allocation is considered preliminary, and final determination of the value of intangible assets and contingent consideration is expected during the fourth quarter of 2015 as we are in the process of finalizing the valuation of the acquired intangible assets. Final determination of the values may result in an adjustment to the preliminary purchase price allocation, with an offsetting adjustment to goodwill. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
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
Hearing Screening as a Service
In the first quarter of 2014, the Company entered into two asset purchase agreements for companies in the newborn hearing screening services market for cash consideration of $2.6 million. The purchase agreements also included an earn-out condition which was contingent upon annual revenue growth through 2016. This earn-out, originally estimated at $0.8 million, was settled during the second quarter of 2015 for $0.7 million. Both acquisitions support the Company’s objective to enter this market that complements our newborn hearing screening device business. This hearing screening services business operates under the name Peloton. Pro forma financial information for these two acquisitions is not presented as it is not considered material.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$10,932	$7,823	$29,380	$22,039
Weighted average common shares	32,432	31,584	32,279	31,358
Dilutive effect of stock based awards	821	1,031	915	1,068
Diluted Shares	33,253	32,615	33,194	32,426
Basic earnings per share	$0.34	$0.25	$0.91	$0.70
Diluted earnings per share	$0.33	$0.24	$0.89	$0.68
Shares excluded from calculation of diluted EPS	—	245	—	238

4 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and subassemblies	$17,917	$19,821
Work in process	1,755	1,808
Finished goods	33,287	26,037
Total inventories	52,959	47,666
Less: Non-current inventories	(6,851)	(7,615)
Inventories, current	$46,108	$40,051

At September 30, 2015 and December 31, 2014, the Company has classified $6.9 million and $7.6 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$63,568	$—	$(30,734)	$32,834	$64,376	$—	$(28,195)	$36,181
Customer related	33,106	—	(13,629)	19,477	31,189	—	(11,786)	19,403
Trade names	32,068	(3,382)	(2,049)	26,637	32,443	(3,504)	—	28,939
Internally developed software	15,367	—	(7,653)	7,714	14,109	—	(6,511)	7,598
Patents	2,698	—	(2,173)	525	2,794	—	(2,154)	640
Backlog	718	—	(718)	—	719	—	(719)	—
Definite-lived intangible assets	$147,525	$(3,382)	$(56,956)	$87,187	$145,630	$(3,504)	$(49,365)	$92,761
Finite-lived intangible assets are amortized over their weighted average lives of 17 years for technology, 13 years for customer related intangibles, 7 years for internally developed software, 7 years for trade names, and 13 years for patents.
Internally developed software consists of $13.2 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Technology	$934	$1,057	$2,854	$2,985
Customer related	689	294	2,092	1,247
Trade names	1,024	—	2,048	—
Internally developed software	434	321	1,142	1,049
Patents	28	17	84	83
Total amortization	$3,109	$1,689	$8,220	$5,364

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2015	$3,097
2016	11,900
2017	11,616
2018	11,392
2019	10,270
2020	8,590
Thereafter	30,322
Total expected amortization expense	$87,187

During the second quarter of 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense. This change increased the Company’s amortization expense and decreased pre-tax income by approximately $1.0 million, decreased net income by approximately $0.7 million, and decreased diluted earnings per share by $0.02 per share for the three months ended September 30, 2015. For the nine months ended September 30, 2015, this change increased the Company’s amortization expense and decreased pre-tax income by approximately $2.0 million, decreased net income by approximately $1.4 million, and decreased diluted earnings per share by $0.04 per share.

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2014	$96,316
Acquisitions	13,489
Foreign currency translation	(1,404)
September 30, 2015	$108,401

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$3,044	$3,092
Buildings	6,462	6,828
Leasehold improvements	2,419	2,118
Office furniture and equipment	14,156	12,839
Computer software and hardware	9,936	8,821
Demonstration and loaned equipment	11,166	10,929
	47,183	44,627
Accumulated depreciation	(29,207)	(26,704)
Total	$17,976	$17,923
Depreciation expense of property and equipment was approximately $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, and approximately $1.0 million and $3.4 million for the three and nine months ended September 30, 2014, respectively.

8 - Reserve for Product Warranties
We provide a warranty with our products that is generally one year in length and in some cases, regulations may require us to provide repair or remediation beyond our typical warranty period. We also sell extended service agreements on our medical device products that are generally over one year in length. If any of our products contain defects, we may be required to incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.
A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management’s best estimate of probable liability. We consider a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of the reserve. The reserve is reduced as costs are incurred to honor existing warranty and regulatory obligations.
We expect to incur future costs to bring our NeoBLUE® phototherapy product into U.S. regulatory compliance.  We are unable to estimate the cost of the compliance effort at this time.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$4,408	$2,688	$2,753	$3,142
Additions charged to expense	1,617	668	4,770	1,078
Reductions	(813)	(646)	(2,311)	(1,510)
Balance, end of period	$5,212	$2,710	$5,212	$2,710

9 - Share-Based Compensation
At September 30, 2015, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2015 and our methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Detail of share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$29	$32	$116	$110
Marketing and selling	287	261	972	531
Research and development	249	220	644	758
General and administrative	1,326	1,014	3,650	3,305
Total	$1,891	$1,527	$5,382	$4,704
As of September 30, 2015, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $9.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$13	$(28)	$28	$108
Interest expense	—	(104)	—	(486)
Foreign currency gain (loss)	(80)	(785)	(1,571)	216
Other	74	(530)	340	(178)
Total other income (expense), net	$7	$(1,447)	$(1,203)	$(340)

11 - Income Taxes
Provision for Income Tax Expense
We recorded provisions for income tax of $5.2 million and $12.8 million for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 32.0% and 30.4% for the three and nine months ended September 30, 2015, respectively.
We recorded provisions for income tax of $3.6 million and $9.8 million for the three and nine months ended September 30, 2014, respectively. Our effective tax rate was 31.6% and 30.8% for the three and nine months ended September 30, 2014.
Our effective tax rate for the three and nine months ended September 30, 2015 differed from federal statutory tax rate primarily due to profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The changes in the effective tax rate for the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014 are primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $2.7 million net tax benefit of unrecognized tax benefits for the nine months ended September 30, 2015. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $0.5 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2011 through 2014, U.S. States 2010 through 2013 and significant foreign jurisdictions 2010 through 2014.

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
Activity in the restructuring reserves for the nine months ended September 30, 2015 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2014	$368	$—	$368
Additions	339	115	454
Reversals	(96)	—	(96)
Payments	(464)	(115)	(579)
Balance at September 30, 2015	$147	$—	$147

13 - Segment, Customer and Geographic Information
We operate in one reportable segment in which we provide healthcare products and services used for the screening, detection, treatment, monitoring and tracking of common medical ailments.
Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors who resell our products to end users or sub-distributors.
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Revenue:
United States	$62,553	$56,678	$177,627	$157,481
Foreign countries	32,030	33,198	98,288	104,343
Totals	$94,583	$89,876	$275,915	$261,824

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue by End Market:
Neurology Products
Devices and Systems	$41,993	$43,922	$123,086	$125,917
Supplies	15,286	14,746	45,603	45,059
Services	2,125	—	5,614	—
Total Neurology Revenue	59,404	58,668	174,303	170,976
Newborn Care Products
Devices and Systems	17,598	16,516	53,916	49,064
Supplies	12,584	12,854	37,025	36,733
Services	4,997	1,838	10,671	5,051
Total Newborn Care Revenue	35,179	31,208	101,612	90,848
Total Revenue	$94,583	$89,876	$275,915	$261,824

	September 30, 2015	December 31, 2014
Property and equipment, net:
United States	$6,367	$5,782
Canada	5,199	5,538
Argentina	3,271	3,692
Ireland	1,974	1,656
Other foreign countries	1,165	1,255
Totals	$17,976	$17,923
During the three and nine months ended September 30, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of September 30, 2015 and December 31, 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter of 2014 for this impairment. As of September 30, 2015 we are carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
The Company also has contingent consideration associated with earn-outs from acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Contingent considerations are classified as accrued liabilities on our condensed consolidated balance sheet. Subsequent changes in the fair value of contingent consideration liabilities are recorded within the Company's income statement as an operating expense.

	December 31, 2014	Additions	Payments	Adjustments	September 30, 2015
Liabilities:
Contingent consideration	$812	$4,705	$(664)	$(148)	$4,705
Total	$812	$4,705	$(664)	$(148)	$4,705
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

15 - Immaterial Corrections to Prior Period Financial Statements
Certain amounts previously reported in the consolidated statements of income for the three and nine months ended September 30, 2014 and statement of cash flows for the nine months ended September 30, 2014 have been restated to reflect the correction of an immaterial error as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The error related to the amount of manufacturing labor and overhead applied to inventory. We believe the effects of the error are not material to our consolidated financial statements.
A summary of the effects of the correction of this error on our statement of income and comprehensive income for the three and nine months ended September 30, 2014 and our statement of cash flow for the nine months ended September 30, 2014 is presented in the table below (in thousands, except per share data):

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Previously Reported	Revised	Previously Reported	Revised
Statements of Income and Comprehensive Income
Cost of revenue(1)	$34,345	$33,180	$105,374	$102,659
Gross profit	55,531	55,642	156,450	156,908
Income from operations	12,766	12,877	31,750	32,209
Income before provision for income tax	11,319	11,430	31,410	31,869
Provision for income tax expense	3,533	3,607	9,634	9,830
Net income	7,786	7,823	21,776	22,039
Comprehensive income	1,806	1,844	11,828	12,090
Net income per share, basic	$0.25	$0.25	$0.69	$0.70
Net income per share, diluted	$0.24	$0.24	$0.67	$0.68
Statement of Cash Flows
Net income			$21,776	$22,039
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories			(469)	(926)
Accrued liabilities(2)			(7,071)	(5,851)
Net cash provided by operating activities			$33,185	$33,185
(1)    In the prior periods, cost of revenue was presented inclusive of intangibles amortization.
(2)    In the prior period, accrued liabilities was presented inclusive of deferred revenue.

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
Our Business
Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.
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
Segment and Geographic Information
We operate in one reportable segment, which we have presented as the aggregation of our neurology and newborn care product families. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.
Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn, resell our products to end users or sub-distributors.
Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 13 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report and is incorporated in this section by reference.
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Devices and Systems	63%	67%	64%	67%
Supplies	29%	31%	30%	31%
Services	8%	2%	6%	2%
Total	100%	100%	100%	100%
During the three and nine months ended September 30, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.
2015 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $4.7 million in the third quarter ended September 30, 2015 to $94.6 million compared to $89.9 million in the third quarter of the previous year. Our revenue increases were primarily in the United States market driven by recent acquisitions and organic growth in our Newborn Care business.
Net income was $10.9 million or $0.33 per diluted share in the three months ended September 30, 2015, compared with net income of $7.8 million or $0.24 per diluted share in the same period in 2014. This increase in income was primarily the result of increased revenue and gross profit.

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
During the second quarter of 2015 we made a change in accounting estimate related to our indefinite lived intangible assets. See Note 5 - Intangible Assets of our condensed consolidated financial statements. There have been no other changes to our critical accounting policies during the nine months ended September 30, 2015.
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	37.6%	36.9%	37.9%	39.2%
Intangibles amortization	0.7%	1.2%	0.7%	0.9%
Gross profit	61.7%	61.9%	61.4%	59.9%
Operating expenses:
Marketing and selling	23.8%	22.4%	23.7%	24.0%
Research and development	8.1%	8.3%	7.9%	8.5%
General and administrative	10.6%	14.2%	12.0%	13.2%
Intangibles Amortization	2.2%	(0.5)%	1.9%	0.5%
Restructuring	—%	3.2%	0.1%	1.4%
Total operating expenses	44.7%	47.6%	45.6%	47.6%
Income from operations	17.0%	14.3%	15.8%	12.3%
Other expense, net	—%	(1.6)%	(0.4)%	(0.1)%
Income before provision for income tax	17.0%	12.7%	15.4%	12.2%
Provision for income tax expense	5.4%	4.0%	4.7%	3.8%
Net income	11.6%	8.7%	10.7%	8.4%

Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2015 and September 30, 2014, in thousands:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Neurology Products
Devices and Systems	$41,993	$43,922	(4)%	$123,086	$125,917	(2)%
Supplies	15,286	14,746	4%	45,603	45,059	1%
Services	2,125	—	—%	5,614	—	—%
Total Neurology Revenue	59,404	58,668	1%	174,303	170,976	2%
Newborn Care Products
Devices and Systems	17,598	16,516	7%	53,916	49,064	10%
Supplies	12,584	12,854	(2)%	37,025	36,733	1%
Services	4,997	1,838	172%	10,671	5,051	111%
Total Newborn Care Revenue	35,179	31,208	13%	101,612	90,848	12%
Total Revenue	$94,583	$89,876	5%	$275,915	$261,824	5%

For the three months ended September 30, 2015, Neurology revenue increased by 1% compared to the same quarter last year. Growth in our domestic market was offset by a decline in revenue from international markets due mainly to weakness of the Euro as compared to the US Dollar. Revenue from sales of Neurology Devices and Systems decreased by 4% driven mainly by the negative impact of the strong US Dollar to international EEG, EMG and Sleep revenue.  Revenue from Supplies increased by 4%, mainly from our domestic market. The growth in Services revenue is the result of our January 2015 acquisition of Global Neuro-Diagnostics.
For the three months ended September 30, 2015, Newborn Care revenue increased by 13% compared to the same quarter last year. Geographically, the increase was primarily in our domestic market. Revenue from Devices and Systems increased by 5% compared to the same period last year. This increase is attributable to entering the video streaming market with the January 2015 acquisition of NicView. Revenue from supplies remained constant in the third quarter of 2015 as compared to the same period last year. Revenue from Services increased 172% compared to the same period last year. This increase was due to the growth of Peloton, our hearing screening service launched in the first quarter of 2014, and the growth of our Hearing Screening Coordination services.
For the nine months ended September 30, 2015, Neurology revenue increased by 2% compared to the same period last year. Growth in our domestic market was offset by a decline in revenue from international markets, due in part to weakness of the Euro as compared to the US Dollar. Revenue from sales of Devices and Systems declined 2%, mainly due to the unfavorable exchange rate impact and a decline in our Sleep business.  Revenue from Supplies remained relatively flat compared to the same period last year. The growth in Services revenue from the acquisition of Global Neuro-Diagnostics more than offset the decline in Devices and Systems revenue for the nine months ended September 30, 2015.
For the nine months ended September 30, 2015, Newborn Care revenue increased by 12% compared to the same period last year. Geographically, the increase was primarily in our domestic market. Revenue from Newborn Care Devices and Systems increased 9% compared to the same period last year and was driven by strength in our domestic market. This increase is attributable to our acquisition of NicView. Revenue from Supplies increased 2% and was primarily driven by the introduction of two new products in the hearing and phototherapy market segments. Revenue from Services increased by 111% compared to the same period last year due to the growth of Peloton and Hearing Screening Coordination services.

No single customer accounted for more than 10% of our revenue in the nine months ended September 30, 2015 or September 30, 2014. Revenue from domestic sales increased 12.9% to $62.6 million for the three months ended September 30, 2015 from $56.7 million in the third quarter of 2014. Revenue from international sales decreased 6.6% to $32.0 million for the three months ended September 30, 2015 compared to $33.2 million in the third quarter of 2014. The decrease in international revenue was driven by the weakness of the Euro relative to the US Dollar and slowing international economies.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$94,583	$89,876	$275,915	$261,824
Cost of revenue	35,520	33,180	104,468	102,659
Intangibles amortization	683	1,054	2,048	2,257
Gross profit	58,380	55,642	169,399	156,908
Gross profit percentage	61.7%	61.9%	61.4%	59.9%
For the nine months ended September 30, 2015, gross profit as a percentage of revenue increased 1.5% compared to the same period in the prior year. This increase in gross profit as a percentage of revenue was attributable to our acquisitions of Global Neuro-Diagnostics and Nic-View.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Marketing and selling	$22,495	$20,123	$65,345	$62,815
Percentage of revenue	23.8%	22.4%	23.7%	24.0%
Research and development	$7,700	$7,462	$21,867	$22,272
Percentage of revenue	8.1%	8.3%	7.9%	8.5%
General and administrative	$10,031	$12,740	$33,239	$34,537
Percentage of revenue	10.6%	14.2%	12.0%	13.2%
Intangibles amortization	$2,036	$(408)	$5,165	$1,374
Percentage of revenue	2.2%	(0.5)%	1.9%	0.5%
Restructuring	$42	$2,848	$358	$3,701
Percentage of revenue	—%	3.2%	0.1%	1.4%
Marketing and Selling
Marketing and selling expenses as a percentage of revenue increased for the three months ended September 30, 2015 as compared to the same period in 2014. We increased spending in our Newborn Care business in connection with the expansion of our services businesses, Peloton and Hearing Screening Coordination.
For the nine months ended September 30, 2015, marketing and selling expenses as a percentage of revenue decreased 0.3%. This decrease was driven by exchange rate favorability offset by an increase related to the acquisition of GND and the expansion of our services business.
Research and Development

Research and development expenses decreased slightly as a percentage of revenue during the three and nine months ended September 30, 2015 compared to the same periods in 2014. This decrease is attributable to a reduction in information technology overhead allocation.
General and Administrative
General and administrative expense decreased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014. This decrease is attributable to various on-going efforts to create efficiencies and reduce spending.
Intangibles Amortization
Intangibles amortization increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014. During the second quarter of 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense. This change increased the Company’s amortization expense and decreased pre-tax income by approximately $1.0 million, decreased net income by approximately $0.7 million, and decreased diluted earnings per share by $0.02 per share for the three months ended September 30, 2015. For the nine months ended September 30, 2015, this change increased the Company’s amortization expense and decreased pre-tax income by approximately $2.0 million, decreased net income by approximately $1.4 million, and decreased diluted earnings per share by $0.04 per share. In addition, intangibles amortization for the three and nine months ended September 30, 2014 included prior period adjustments which reduced amortization expense.
Restructuring
Restructuring expenses decreased during the three and nine months ended September 30, 2015 compared to the same periods in 2014. In 2014 we experienced higher expense related to facilities consolidation. During the third quarter of 2014 we listed our manufacturing facility in Mundelein, Illinois for sale and recorded disposal expense of $2.2 million to reflect the difference between net realizable value and book value.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2015 we reported other income of $0.0 million compared to other expense of $1.4 million for the same period in 2014. This increase is attributable to a reduction in foreign currency exchange losses as rates remained relatively constant during the third quarter of 2015. For the nine months ended September 30, 2015 we reported other expense of $1.2 million compared to other expense of $0.3 million for the same period in 2014. This increase in expense is attributable to an increase in net currency exchange losses driven by the weakness of the Euro. These losses were offset by a reduction in interest expense in 2015 as we repaid our outstanding term loan during the fourth quarter of 2014.
Provision for Income Tax
We recorded provisions for income tax of $5.2 million and $12.8 million for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 32.0% and 30.4% for the three and nine months ended September 30, 2014, respectively.
We recorded provisions for income tax of $3.6 million and $9.8 million for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 31.6% and 30.8% for the three and nine months ended September 30, 2014.

Our effective tax rate for the three and nine months ended September 30, 2015 differed from federal statutory tax rate primarily due to profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The changes in the effective tax rate for the three and nine months ended September 30, 2015 compared with the three and nine ended September 30, 2014 are primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $2.7 million net tax benefit of unrecognized tax benefits for the nine months ended September 30, 2015. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $0.5 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2011 through 2014, U.S. States 2010 through 2013 and significant foreign jurisdictions 2010 through 2014.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$82,201	$66,558
Working capital	173,940	148,665

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$34,928	$33,185
Net cash used in investing activities	(15,707)	(9,625)
Net cash used in financing activities	(2,929)	(21,023)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of September 30, 2015, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $63.9 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On October 9, 2015 the Company entered into a Credit Agreement with Citibank, National Association (“Citibank”). Pursuant to the terms of the Credit Agreement, Citibank agrees, on a non-committed basis, to make loans to the Company from time to time, not to exceed at any time the aggregate principal amount of $25.0 million. The proceeds under the Revolving Line of Credit shall be used by the Company for working capital and general corporate purposes. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. Concurrent with the execution of the Credit Agreement, the Company has exited an existing and previously disclosed credit agreement between the Company and Wells Fargo, N.A. We have no other significant credit facilities. As of September 30, 2015 no amounts were outstanding.
During the nine months ended September 30, 2015 cash provided by operating activities of $34.9 million was the result of $29.4 million of net income, non-cash adjustments to net income of $17.1 million, and net cash outflows of $11.6 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $15.7 million and consisted primarily of cash used in the acquisition of GND of $11.4 million, net of cash acquired, and NicView for $1.1 million. Cash used to acquire other property and equipment and intangible assets was $3.0 million and $1.2 million, respectively. Cash used in financing activities during the nine months ended September 30, 2015 was $2.9 million and consisted of $9.4 million for repurchases of common stock under our share repurchase program, $4.3 million for taxes paid related to net share settlement of equity awards, and $0.7 million for a contingent consideration payment to Tender Touch, which we acquired in 2014, offset by proceeds from stock option exercises and Employee Stock Purchase Program ("ESPP") purchases and their related tax benefits of $11.4 million.
During the nine months ended September 30, 2014 cash provided by operating activities of $33.2 million was the result of $22.0 million of net income, non-cash adjustments to net income of $13.6 million, and net cash outflows of $2.4 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $9.6 million and consisted of cash used to acquire Tender Touch and Hearing Health Consultants LLC of $2.5 million, purchase accounting adjustments of $2.4 million related to the Grass acquisition, and cash used to acquire property and equipment and intangible assets of $3.7 million and $1.0 million, respectively. Cash used in financing activities during the nine months ended September 30, 2014 was $21.0 million and consisted primarily of repayment of long term debt of $30.0 million and $3.4 million for repurchases of common stock under our share repurchase program, and $2.0 million for taxes paid related to net share settlement of equity awards, partially offset by ESPP purchases and their related tax benefits of $14.4 million.
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
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the nine months ended September 30, 2015, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion on the market risks we encounter.

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
At September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015 due to the material weakness that we identified as of December 31, 2014.
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
In addition to the changes described above, we will continue to evaluate and enhance the complement of our resources during 2015, as needed, to address the material weakness identified above. We finalized our world-wide implementation of a single ERP system during the third quarter of 2015, a project we began in 2011 to consolidate eight different systems into one global platform. The completion of this project eliminates duplicative processes and increases the capacity of our existing accounting and financial reporting resources to further focus on remediating the material weakness identified above. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
With the oversight of senior management and our audit committee, we have taken the above steps. While our remediation efforts are in process, they have not been completed.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	18,915	$43.02	18,915	$19,050,034
August 1, 2015 - August 31, 2015	43,606	$41.86	43,606	$17,224,655
September 1, 2015 - September 30, 2015	29,708	$40.23	29,708	$16,029,382
Total	92,229	$41.57	92,229	$16,029,382
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

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

10.1	Credit Agreement, dated as of October 9, 2015, among Natus Medical Incorporated, as the borrower, and CitiBank, N.A. as bank	8-K	10.1	10/14/2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 4, 2015	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2015	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)