Form 10-K
period 2015-12-31
NATUS MEDICAL INC
filed 2016-02-29
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

 NATUS MEDICAL INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of Registrant’s most recently completed second fiscal quarter, there were 33,084,167 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2015) was $1,408,062,148. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 22, 2016, the registrant had 33,155,154 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2016 Annual Meeting of Stockholders.

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
Overview
Natus is a leading provider of newborn care and neurology healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
Product Families
We are organized into two strategic business units, each with multiple product families:
Neurology—Includes products and services for diagnostic electroencephalography (“EEG”) and long term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), intra-operative monitoring (“IOM”), and diagnostic and monitoring transcranial doppler (“TCD”) ultrasound technology.
Newborn Care—Includes products and services for newborn care including hearing screening, brain injury, thermoregulation, jaundice management, and various disposable newborn care supplies, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.
Neurology
Our neurology business unit represents a comprehensive line of products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, including outpatient private practice facilities and inpatient hospital environments including diagnostic procedures and monitoring of patients during admissions, surgery, while under sedation, in post-operative care, and in intensive care units. Our neurology products and services include:

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

•
Polysomnography (“PSG”)—Equipment and supplies used to measure a variety of respiratory and physiologic functions to assist in the diagnosis and monitoring of sleep disorders, such as insomnia and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

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
Routine outpatient clinical EEG testing is performed in hospital neurology laboratories, private physician offices, and in ambulatory settings such as the patient’s home, providing physicians with a clinical assessment of a patient’s condition. Long-term inpatient monitoring of EEG and behavior (LTM) is used to determine complex treatment plans, and for patients with seizures that do not respond to conventional therapeutic approaches, surgical solutions may be appropriate. Patients suffering from severe head trauma and other acute conditions that may affect the brain are monitored in intensive care units (“ICUs”). In addition, research facilities use EEG equipment to conduct research on humans and laboratory animals.
Global Neuro-Diagnostic Services ("GND") which we acquired in early 2015, provides in-home ambulatory EEG monitoring. GND works with physicians and hospitals to provide superior care and testing services to its patients. Upon receiving a physician referral, GND provides program services in the patient's home, professional oversight throughout the study and preliminary report generation for physician review. GND has received accreditation by The Joint Commission as a home EEG testing services company and also has achieved the American Board of Registered Electroencephalographic and Evoked Potential Technologists (ABRET) Laboratory Accreditation in routine EEG services. GND is a leader in EEG testing services because of our focus on meeting the most stringent quality standards and providing the highest quality patient care.
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

•
Stellate/Gotman Spike and Seizure; GridView; NicoletOne Trends.    Our proprietary spike and seizure detection algorithm detects, summarizes, and reports EEG events that save health care professionals time by increasing the speed and accuracy of interpretation. GridView is a tool that allows the clinician to correlate EEG patterns with electrode contacts on a 3D view of the patient brain using magnetic resonance (“MR”) or computed tomography (“CT”) images, thus enabling the visualization and annotation of the brain surface and internal structures involved in the diagnosis of epilepsy. NicoletOne Trends provides a comprehensive set of EEG analysis algorithms that are used to generate compressed trends of large amounts of data to assist in the clinical evaluation and data review process.

•
Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary amplifier products are sold for a wide variety of applications under the following brand names: Xltek, Trex, EEG32U, EMU128FS, EMU40EX, Brain Monitor, Quantum, Schwarzer EEG, Nicolet v32 and v44 models and Nicolet Wireless 32- and 64- channel amplifiers.

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

•
Global Neuro-Diagnostic Services. GND provides ambulatory EEG services with and without video in the patient’s home. Other services such as Remote Monitoring, ICU monitoring, Virtual EMU monitoring and Detailed Video EEG Technical Descriptions with cloud-based test results are also provided. Our services are specifically designed to partner with hospitals and physicians to improve efficiency, results, and turn-around time, and to reduce costs.

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

•
Nicolet EDX family.    A hardware platform of amplifiers, base control units, stimulators and hand-held probes that are sold with Nicolet brand proprietary software. These mid to high end systems have full functionality, strong signal quality, and flexibility. They include EMG, NCS, EP’s, IOM and advanced data analysis features.

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
Diagnostic Polysomnography Monitoring
Polysomnography (“PSG”), which involves the analysis of respiratory patterns, brain electrical activity and other physiological data, has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A full polysomnographic sleep study entails a whole-night recording of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart, and other parameters. In some studies patients are fitted with treatment devices using Positive Airway Pressure technology (“PAP”) during the sleep study and the proper settings for the treatment devices are determined. In many cases, the sleep study is performed in the patient’s home.
Diagnostic PSG Monitoring Product Lines
We market dedicated diagnostic PSG monitoring products that can be used individually or as part of a networked system for overnight sleep studies to assist in the diagnosis of sleep disorders. Additionally we offer products that are specifically designed to be used in the patient’s home. Some of our EEG systems described above can also be configured to perform diagnostic PSG monitoring. These products include software licenses, ambulatory monitoring systems, and laboratory systems that combine multiple capabilities, including EEG monitoring, physician review stations, and quantitative PSG analysis capabilities.

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

•	Supplies. We also market a broad line of supplies, disposable products and accessories for the PSG laboratory.
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
Diagnostic IOM Product Lines

•
Xltek Protektor.    The Protektor system is an IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of IOM techniques. The Protektor comes in 16 or 32 channel options.

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

Newborn Care
Our newborn care business unit represents a line of products and services that are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care, as well as other products used in newborn through adult populations, including hearing diagnostics and balance & mobility systems. Our products include:

•	Newborn Hearing Screening—Products used to screen hearing in newborns.

•	Newborn Brain Injury—Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.

•	Thermoregulation—Products used to control the newborn environment including incubators and warmers.

•	Jaundice Management—Products used to measure bilirubin levels and treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Diagnostic Hearing Assessment—Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

•
NicView—Streaming video for families with babies in the neonatal intensive care unit (NICU) that enables family members and approved friends to see the new baby, 24/7, from anywhere in the world - from any device.

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

•
Echo-Screen.    Our hand-held Echo-Screen products provide a choice or combination of proprietary ABR and OAE technologies that can also be used for children through adults. The new Echo-Screen III device is a compact, multi-modality handheld hearing screener that is tightly integrated with audible Lite Hearing Screening Data Management™.

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
Peloton Screening Services
Launched in early 2014, Peloton Screening Services is a nationwide service offering that provides hearing screening services to hospital-based customers. The platform of the program meets the objectives of today’s healthcare environment by aligning with family centered care principals and Joint Committee on Infant Hearing (JCIH) recommendations. Peloton provides all aspects of the program: equipment, supplies, professional oversight by nurses or audiologists, screening personnel, case management, quality review & oversight, and state data management reporting.
Newborn Brain Injury

For many years, newborn infants admitted to the Neonatal Intensive Care Unit (“NICU”) of a hospital have routinely been monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Recently it has also been considered important to monitor brain activity. A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity. Our simplified aEEG devices introduced over ten years ago allow neonatologists and nurses to set-up and interpret basic neurological traces without neurology oversight.
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

•
Navigator PRO.    Our Navigator PRO for hearing assessment consists of a base system that is augmented by discrete software applications that enhance the system. The Navigator Pro System is a PC-based, configurable device that utilizes evoked potentials, which are electrical signals recorded from the central nervous system that appear in response to repetitive stimuli, such as a clicking noise. The evoked potentials are used to record and display human physiological data associated with auditory and hearing-related disorders. The Navigator Pro System can be used for patients of all ages, from children to adults, including infants and geriatric patients. The device can be configured with additional proprietary software programs for various applications. These additional software programs include: MASTER, AEP, ABaer, and Scout.

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

Our end-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of our international sales are to distributors, who in turn resell our products to end users or sub-distributors.
Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 17—Segment, Customer and Geographic Information of our Consolidated Financial Statements included in this report and is incorporated in this section by this reference.
Revenue by Product Family and Product Category
For the years ended December 31, 2015, 2014 and 2013, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2015	2014	2013
Neurology	63%	65%	65%
Newborn Care	37%	35%	35%
Total	100%	100%	100%
We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services, as a percent of total revenue for the years ending December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Devices and Systems	64%	68%	67%
Supplies	29%	30%	31%
Services	7%	2%	2%
Total	100%	100%	100%
In 2015, 2014 and 2013, no single end-user customer comprised more than 10% of our revenue.
Backlog
For the years ended December 31, 2015, 2014 and 2013, backlog was approximately as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Backlog	$9,359	$12,429	$12,242
Marketing and Sales
Marketing
Our marketing strategy differentiates our products by their level of quality, performance, and customer benefit. We educate customers worldwide about our products through:

•	Trade conference exhibits; and

•	Direct presentations to healthcare professionals.
Domestic Direct and Distributor Sales
We sell our products in North America primarily through a direct sales organization. We believe this direct sales organization allows us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. We also sell certain products under private label and distribution arrangements.
For the years ended December 31, 2015, 2014 and 2013, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic revenue	64.4%	60.6%	58.0%
International Direct and Distributor Sales
We sell some of our products outside the U.S. through direct sales channels in Canada, France, Germany, Denmark, and parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.
For the years ended December 31, 2015, 2014 and 2013, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2015	2014	2013
International revenue	35.6%	39.4%	42.0%
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
Group Purchasing Organizations
More than 90% of the hospitals in the U.S. are members of group purchasing organizations ("GPO"s), which negotiate volume purchase agreements for member hospitals, group practices, and other clinics.
For the years ended December 31, 2015, 2014 and 2013, direct purchases by GPO members as a percent of revenue were approximately as follows:

	Year Ended December 31,
	2015	2014	2013
Direct purchases by GPO members	9.3%	9.1%	8.2%
Third-Party Reimbursement
In the U.S., healthcare providers generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedures they perform. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors provide for services utilizing our products. In addition, our Peloton hearing screening service and GND services are dependent on third-party payors to reimburse us for services provided.
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
Our manufacturing, service, and repair facilities are subject to periodic inspection by local and foreign regulatory authorities. Our quality assurance system is subject to regulation by the U.S. Food and Drug Administration (“FDA”) and other government agencies. We are required to conduct our product design, testing, manufacturing, and control activities in conformance with the FDA’s quality system regulations and to maintain our documentation of these activities in a prescribed manner. In addition, our production facilities have received International Organization for Standardization (“ISO”) 13485 certification. ISO 13485 certification standards for quality operations have been developed to ensure that medical device companies meet the standards of quality on a worldwide basis. We have also received the EC Certificate pursuant to the European Union Medical Device Directive 93/42/EEC, which allows us to place a CE mark on our products.
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
Our research and development expenses were $30.4 million or 8.1% of total revenue in 2015, $30.1 million or 8.5% of total revenue in 2014, and $30.8 million or 8.9% of total revenue in 2013.
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
We have several registered trademarks and service marks. Our marks are pending or registered trademarks in the United States and several foreign countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will result in registration or that our trademarks will be enforceable.
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
Employees
On December 31, 2015, we had approximately 1,067 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages and consider our relations with our employees to be good.
Executive Officers
The following table lists our executive officers and their ages as of February 26, 2016:

Name	Age	Position(s)
James B. Hawkins	60	President and Chief Executive Officer
Jonathan Kennedy	45	Senior Vice President and Chief Financial Officer
Austin F. Noll, III	49	Vice President and General Manager, Neurology SBU
Kenneth M. Traverso	55	Vice President and General Manager, Newborn Care SBU
D. Christopher Chung, M.D.	52	Vice President Medical Affairs, Quality & Regulatory
James B. Hawkins has served as Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004, and as President from April 2004 through January 2011 and from June 2013 to present. In addition, he currently serves as Chairman of the Board for Iradimed Corporation and serves on the Board of Directors for Eldorado Resorts, Inc. and

OSI Systems.  Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and a Director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor, from August 1985 through January 2004. Mr. Hawkins also served as Secretary of Invivo from July 1986 until January 2004. He earned his undergraduate degree in Business Commerce from Santa Clara University and holds a Masters of Business Administration degree from San Francisco State University.
Jonathan A. Kennedy joined Natus as Senior Vice President and Chief Financial Officer in April 2013. Before joining Natus, Mr. Kennedy was Senior Vice President and Chief Financial Officer of Intersil Corporation, a global semiconductor manufacturer, since 2009. Prior to that, he was Intersil’s Corporate Controller since 2005 and Director of Finance since 2004. Before joining Intersil, Mr. Kennedy held management roles in Finance and Information Technology with Alcon Inc. and Harris Corporation. He holds a Bachelor of Science degree in Business Administration and a Master of Science degree in Accounting from the University of Central Florida. Mr. Kennedy is also a Certified Public Accountant.
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
D. Christopher Chung, M.D., has served as our Vice President Medical Affairs, Quality and Regulatory since June 2003, and has served as our Vice President Medical Affairs since February 2003. Dr. Chung also served as our Medical Director from October 2000 to February 2003. From August 2000 to present, Dr. Chung has also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. From June 1997 to June 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From May 1986 to July 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics.
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
We reported a material weakness in our internal control reporting for the year ended December 31, 2014. We remediated this material weakness in 2015 and had no material weaknesses as of December 31, 2015. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis.
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
In October 2015 we announced a contract between our Argentinian subsidiary, Medix I.C.S.A, and the Ministry of Health of Venezuela under which our subsidiary would deliver products and services, including third party products, over a three year period pursuant to prepayments received from the Venezuelan Ministry of Health. Following the announcement of this contract, there have been elections in both Venezuela and Argentina leading to significant political changes in those countries. Further, it is reported that Venezuela is experiencing a highly inflationary economy and recessionary economic conditions. These developments may impact the likelihood of the Venezuelan Ministry of Health’s following through with orders under the agreement, and Medix has not yet received any prepayments under the agreement and no products or services have been shipped or provided. If, for these or any other reasons, the Venezuelan Ministry of Health does not make the required prepayments to initiate deliveries under the Medix agreement, we will not receive any benefit from it.
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
For example, we've implemented the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence. In 2012 we implemented this application in our North American operations, exclusive of the operations of Nicolet. We faced unexpected challenges in preparing our financial statements on a timely basis for the third and fourth quarters of 2012 and the first quarter of 2013 that were resolved only by devoting additional resources. In early 2014 we implemented this application in our Germany, France, and Denmark operations. In 2015, we completed the final implementation of the ERP. We may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. We will continue to incur additional costs associated with stabilization and ongoing development of the new platform. The ongoing development and stabilization could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers.
Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results
Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values which could lead to potential impairment charges that could impact our operating results. For example, in 2011 we recorded a $20 million goodwill impairment charge related to our Neurology operating segment. We have also experienced impairments of our indefinite lived intangible assets during the last three years. In 2014, 2013 and 2012 we recorded charges of $0.6 million, $1.5 million, and $0.6 million respectively, related to the impairment of trade names acquired from the Grass Technologies Product Group ("Grass"), Deltamed, Alpine, Schwarzer, Olympic, and Neurocom.
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
Our Peloton hearing screening service and our GND EEG service is dependent on third-party payors to reimburse us for services provided to patients. Adverse changes in reimbursement policies or amounts for either of these services could harm our business.
Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products
In March 2010 the U. S. government signed into law the Patient Protection and Affordable Care Act and the Health Care & Education Reconciliation Act (collectively, the "ACA"). The policies supporting these laws include: basing reimbursement policies and rates on clinical outcomes; the comparative effectiveness and costs of different treatment technologies and modalities; imposing price controls; and other measures. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future products. These include changes that may reduce reimbursement rates for our products and changes that may be proposed or implemented by the U.S. Presidential administration or Congress.
The ACA contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 which may adversely affect sales and cost of goods sold.  As part of H.R. 2029 - Consolidated Appropriations Act, 2016 a moratorium was imposed on the Medical Device Excise Tax for the period beginning January 1, 2016 and ending on December 31, 2017. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 created, among other things, measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers. Such reductions may affect our current reimbursement policies for our products and services.
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

If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors about the effectiveness of our products, we may not achieve future sales growth
It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency, and other third-party payer confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If clinicians, government agencies and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:

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
Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins
We have entered, and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 9.3%, 9.1% and 8.2% of our total revenue during 2015, 2014 and 2013, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations
Many healthcare industry companies, include our customers and competitors, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to our customers could become more intense. Our customers may try to use their market power to negotiate price concessions and our competitors may utilize their size and broad product lines to offer cheaper alternatives to our products. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, or cash flow would suffer.
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
An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, or disclosure of private patient health information, may result in a loss of business or damage to our reputation.
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
In the course of performing our business we obtain, from time to time, confidential patient health information. For example, we may learn patient names and be exposed to confidential patient health information when we provide training on our products to our customers’ staff. Complying with federal and state privacy and security requirements imposes compliance related costs, subjects us to potential regulatory audits, and may restrict our business operations. These various laws may be subject to varying interpretations by courts and government agencies creating potentially complex compliance issues for our business. If we were to violate any of our legal obligations to safeguard any confidential patient health information or protected health information against improper use and disclosure, we could lose customers and be exposed to liability, and our reputation and business could be harmed. Concerns or allegations about our practices with regard to the privacy or security of personal health information or other privacy-related matters, even if unfounded, could damage our reputation and harm our business.
We are also subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than corresponding U.S. laws. These regulations may require that we obtain individual consent before we collect or process any personal data, restrict our use or transfer of personal data, impose technical and organizational measures to ensure the security of personal data, and require that we notify regulatory agencies, individuals or the public about any data security breaches. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.
Our stock price may be volatile, which may cause the value of our stock to decline or subject us to a securities class action litigation.
The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	general economic, industry and market conditions;

•	actions by institutional or other large stockholders;

•	the depth and liquidity of the market for our common stock;

•	volume and timing of orders for our products;

•	developments generally affecting medical device companies;

•	the announcement of new products or product enhancements by us or our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	investor perceptions of us and our business, including changes in market valuations of medical device companies; and

•	our results of operations and financial performance.
In addition, the stock market in general, and the NASDAQ Stock Market and the market for medical devices in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.
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

	High	Low
Fiscal Year Ended December 31, 2015:
Fourth Quarter	$51.05	$37.85
Third Quarter	46.98	29.34
Second Quarter	44.37	35.73
First Quarter	40.05	33.85
Fiscal Year Ended December 31, 2014:
Fourth Quarter	$36.98	$28.34
Third Quarter	29.90	24.03
Second Quarter	26.95	21.54
First Quarter	27.71	21.11
As of February 22, 2016, there were 33,155,154 shares of our common stock issued and outstanding and held by approximately 28 stockholders of record. We estimate that there are approximately 22,048 beneficial owners of our common stock.
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
The following graph shows a comparison, from January 1, 2010 through December 31, 2015, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2010	2011	2012	2013	2014	2015
Natus Medical Inc.	Return %		(33.50)	18.35	101.61	60.18	33.32
	Cum $	100.00	66.50	78.70	158.67	254.16	338.85
NASDAQ Composite-Total Returns	Return %		(0.83)	17.45	40.12	14.75	6.96
	Cum $	100.00	99.17	116.48	163.21	187.28	200.31
S&P 500 Health Care Equipment Index	Return %		(0.80)	17.27	27.69	26.28	5.97
	Cum $	100.00	99.20	116.33	148.54	187.58	198.78

Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of common stock for the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015—October 31, 2015	18,000	$40.80	252,229	$15,294,982
November 1, 2015—November 30, 2015	5,965	$46.45	258,194	$15,017,908
December 1, 2015—December 31, 2015	23,721	$48.91	281,915	$13,857,714
Total	47,686	$45.54	281,915	$13,857,714
In June 2014, the Board of Directors authorized the repurchase of up to $10 million of common stock pursuant to a stock repurchase program. In June 2015 the program was expanded to include up to an additional $20 million of our common stock. There is no set expiration date for the program.

ITEM 6.    Selected Financial Data
The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2015, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2015 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated statements of operations data for the years ended December 31, 2012 and 2011 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data (a) (c):
Revenue	$375,865	$355,834	$344,112	$292,280	$232,895
Cost of revenue	145,492	138,480	138,788	126,430	99,447
Intangibles amortization	2,836	2,967	2,912	2,524	2,163
Gross profit	227,537	214,387	202,412	163,326	131,285
Operating expenses:
Marketing and selling	87,675	85,729	83,138	73,970	61,410
Research and development	30,434	30,100	30,786	28,616	24,256
General and administrative	46,363	45,444	43,380	40,568	30,204
Intangibles amortization	7,447	3,025	5,681	6,246	2,962
Restructuring	2,145	4,238	4,767	8,814	2,786
Goodwill impairment charge (b)	—	—	—	—	20,000
Total operating expense	174,064	168,536	167,752	158,214	141,618
Income (loss) from operations	53,473	45,851	34,660	5,112	(10,333)
Other income (expense), net	(1,064)	158	(2,716)	(835)	(74)
Income (loss) before provision for income tax	52,409	46,009	31,944	4,277	(10,407)
Provision for income tax	14,485	13,531	8,797	454	772
Net income (loss)	$37,924	$32,478	$23,147	$3,823	$(11,179)
Earnings (loss) per share:
Basic	$1.17	$1.03	$0.77	$0.13	$(0.39)
Diluted	$1.14	$1.00	$0.75	$0.13	$(0.39)
Weighted average shares used in the calculation of earnings (loss) per share:
Basic	32,348	31,499	29,993	29,031	28,565
Diluted	33,241	32,568	30,821	29,837	28,565

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$82,469	$66,558	$56,106	$23,057	$32,816
Working capital	164,248	148,665	118,585	71,893	89,497
Total assets	479,496	434,821	429,457	394,492	314,846
Long-term debt (including current portion) and short-term borrowings	—	—	38,017	32,860	898
Total stockholders’ equity	390,710	352,715	308,214	270,380	258,313

(a)
Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: Embla in September 2011, Nicolet in July 2012, Grass in February 2013, Peloton in January 2014, GND and NicView in January 2015, and Monarch in November 2015.

(b)	The $20.0 million goodwill impairment charge in 2011 is related to our Neurology operating segment.

(c)
Data for 2014, 2013, 2012 and 2011 reflects reclassifications from Cost of revenue to Intangibles amortization, from Marketing and selling, Research and development, and General and administrative to Intangible amortization, and from General and administrative to Restructuring.

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
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2015 we completed three acquisitions, NicView, GND, and Monarch Medical Diagnostics, LLC ("Monarch"). We expect to continue to pursue opportunities to acquire other businesses in the future.
Year 2015 Overview
In 2015, we completed acquisitions of one business in the newborn care market and of two businesses in the neurology diagnostic services market for total cash consideration of $15.2 million. These acquisitions allowed us to offer patients a more convenient way to complete routine EEG testing and provide families with streaming video of their babies in the neonatal intensive care unit.
Our consolidated revenue increased by $20.0 million for the year ended December 31, 2015 compared to 2014. This increase was driven by recent acquisitions and organic growth in our Newborn Care business.
Net income was $37.9 million, or $1.14 per diluted share in the year ended December 31, 2015, compared with net income of $32.5 million, or $1.00 per diluted share in 2014. This increase in income was primarily the result of increased revenue and gross profit. We incurred $2.1 million of restructuring charges in 2015 as we took additional steps to improve efficiencies in operations and eliminate redundant costs from acquisitions.
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
Certain revenue transactions include multiple element arrangements. We allocate revenue in these arrangements to each unit of accounting using the relative selling price method. The selling prices used during the allocation process are based on vendor specific objective evidence (“VSOE”) if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE or TPE is available.
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
Inventory
Inventories are carried at the lower of cost or market, with cost being determined using the first-in, first-out method. The carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Adjustments to the value of our inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.
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
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired.
In 2015 and 2014, we performed qualitative assessments to test our reporting units’ goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, we determined that the fair value of each reporting unit was more likely than not to be greater than its carrying amount, and no impairment was recognized.

In 2013, we performed a two-step impairment test on our goodwill. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.
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
Long lived assets
We continually monitor events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets that may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability by determining whether the carrying value of such assets or asset groups will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
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
We recognize share-based compensation associated with Restricted Stock Awards ("RSA") and Restricted Stock Units ("RSU"). RSAs and RSUs vest ratably over a three-year period for employees. RSAs and RSUs for executives vest over a four-year period; 50% on the second anniversary of the vesting start date and 25% on each of the third and fourth anniversaries of the vesting date. The value is estimated based on the market value of our stock on the date of issuance pursuant to ASC Topic 718, Compensation-Stock Compensation.
We issue new shares of common stock upon the exercise of stock options and the vesting of RSAs and RSUs.
Forfeitures of employee stock options and awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.
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

	Percent of Revenue Years Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	38.7%	38.9%	40.3%
Intangibles amortization	0.8%	0.8%	0.8%
Gross profit	60.5%	60.2%	58.8%
Operating expenses:
Marketing and selling	23.3%	24.1%	24.2%
Research and development	8.1%	8.5%	8.9%
General and administrative	12.3%	12.8%	12.6%
Intangibles amortization	2.0%	0.9%	1.7%
Restructuring	0.6%	1.2%	1.4%
Total operating expenses	46.3%	47.4%	48.7%
Income from operations	14.2%	12.9%	10.1%
Other income (expense), net	(0.3)%	—%	(0.8)%
Income before provision for income tax	13.9%	12.9%	9.3%
Provision for income tax expense	3.9%	3.8%	2.6%
Net income	10.1%	9.1%	6.7%
Comparison of 2015 and 2014
Revenue

	Year ended December 31,
	2015	2014	Change
Neurology
Devices and Systems	$168,776	$173,006	(2)%
Supplies	60,205	59,666	1%
Services	8,320	—	100%
Total Neurology Revenue	237,301	232,672	2%
Newborn Care
Devices and Systems	72,669	67,354	8%
Supplies	49,982	48,697	3%
Services	15,913	7,111	124%
Total Newborn Care Revenue	138,564	123,162	13%
Total Revenue	$375,865	$355,834	6%
For the year ended December 31, 2015, Neurology revenue increased by 2% compared to the prior year with the growth coming primarily from GND services provided in the domestic market. Devices and Systems revenue declined by 2% for the year ended December 31, 2015 compared to the prior year due mainly to a strong US Dollar as compared to the Euro and Canadian Dollar in 2015. Supplies revenue for the twelve-month period increased 1% compared to the prior year due mainly to strong sales in our domestic market.  Services revenue in 2015 is the result of our entry into the ambulatory EEG service market through the acquisition of GND in January 2015.
For the year ended December 31, 2015, Newborn Care revenue increased by 13% compared to the prior year with growth in both international and domestic markets. Devices and Systems revenue increased by 8% compared to the prior year due mainly to the acquisition of NicView, our video streaming initiative, Balance Monitoring and Distributed products. Supplies revenue for the twelve-month period increased 3% compared to the prior year. Services revenue increased by 124% compared to the prior year due mainly to the growth in Peloton and our Neometrics Data Management services.
No single customer accounted for more than 10% of our revenue in either 2015 or 2014. Revenue from domestic sales increased 12% to $242.1 million in 2015, from $215.5 million in 2014 primarily due to an increase in our services business and continued strong demand for our devices and systems in the U.S. Revenue from international sales decreased 5% in 2015 to $133.8 million from $140.3 million in 2014 primarily due to stronger dollar against the Euro and Canadian dollars. Revenue from domestic sales was 64% of total revenue in 2015 compared to 61% of total revenue in 2014, and revenue from international sales was 36% of total revenue in 2015 compared to 39% of total revenue in 2014.
Cost of Revenue and Gross Profit

	Year ended December 31,
	2015	2014
Revenue	$375,865	$355,834
Cost of revenue	145,492	138,480
Intangibles amortization	2,836	2,967
Gross profit	227,537	214,387
Gross profit percentage	60.5%	60.2%
For the year ended December 31, 2015, our gross profit as a percentage of sales increased by 0.3% compared to the prior year. This increase in gross profit was driven by higher domestic revenues which generally have higher gross margins than international sales, as well as cost reduction initiatives which resulted in higher margins primarily in Neurology devices. These increases in gross profit were largely offset by a $6.6 million charge recorded to accrue for the estimated costs of bringing certain NeoBLUE® phototherapy products into U.S. regulatory compliance.
Operating Costs

	Year ended December 31,
	2015	2014
Marketing and selling	$87,675	$85,729
Percentage of revenue	23.3%	24.1%
Research and development	$30,434	$30,100
Percentage of revenue	8.1%	8.5%
General and administrative	$46,363	$45,444
Percentage of revenue	12.3%	12.8%
Intangibles Amortization	$7,447	$3,025
Percentage of revenue	2.0%	0.9%
Restructuring	$2,145	$4,238
Percentage of revenue	0.6%	1.2%
Marketing and Selling
Marketing and selling expenses as a percentage of revenue decreased in 2015 compared to 2014. The slight increase in expense is related to the addition of expenses following the GND and NicView acquisitions in 2015.
Research and Development
Research and development expenses increased slightly during the year ended December, 31, 2015 compared to the prior year. This is primarily driven by activities related to the remediation of certain deficiencies identified in our quality system.

General and Administrative
General and administrative expenses has increased during the year ended December 31, 2015 compared to the prior year. The increase in expenses is related to an increase of $0.6 million in Peloton employee expenses and the addition of expenses following the GND acquisition of $0.5 million.
Intangibles Amortization
Intangibles amortization increased in 2015 compared to 2014. During the second quarter of 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the time line of our branding strategy.
Restructuring
Restructuring costs decreased during the year ended December 31, 2015 compared to the prior year. In 2014 we experienced higher expenses related to facilities consolidation. During the third quarter of 2014 we listed our manufacturing facility in Mundelein, Illinois for sale and recorded a disposal expense of $2.2 million to reflect the difference between net realizable value and book value.

Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(1.0) million in 2015, compared to $158,000 in in 2014. Interest income of $27,000 in 2015 was $92,000 less than the amount reported for 2014. We reported $1.4 million of foreign currency exchange losses in 2015 versus $37,000 of foreign exchange losses in 2014. This increase was driven primarily by the declining value of foreign currencies in which we transact. Interest expense was $352,000 in 2015 compared to $438,000 in 2014.
Provision for Income Tax
The actual effective tax rate ("ETR") for 2015 is 27.6% as compared to 29.4% for 2014. The lower effective tax rate in 2015 compared with 2014 is primarily due to a change in geographic mix of income offset by the release of a deferred tax asset valuation allowance in 2014 and an increase in state taxes.

Comparison of 2014 and 2013
Revenue

	Year ended December 31,
	2014	2013	Change
Neurology
Devices and Systems	$173,006	$162,607	6%
Supplies	59,666	61,065	(2)%
Services	—	—	—%
Total Neurology Revenue	232,672	223,672	4%
Newborn Care
Devices and Systems	67,354	68,588	(2)%
Supplies	48,697	47,033	4%
Services	7,111	4,819	48%
Total Newborn Care Revenue	123,162	120,440	2%
Total Revenue	$355,834	$344,112	3%
For the year ended December 31, 2014, Neurology revenue increased by 4% compared to the prior year with the growth coming primarily from the domestic market. Devices and Systems revenue increased 6% for the year ended December 31, 2014 compared to the prior year driven mainly by growth in our EEG, EMG, and PSG product lines in both the domestic and international markets. Supplies revenue for the twelve-month period declined 2% compared to the prior year due mainly to decline in sales to international customers.
For the year ended December 31, 2014, Newborn Care revenue increased by 2% compared to the prior year. Geographically, the increase occurred in our domestic market. Other factors contributing to the increase were the increase in Supplies sales, introduction of two new products in the hearing and phototherapy market segments, and the introduction of Peloton, our hearing screening service initiative.
No single customer accounted for more than 10% of our revenue in either 2014 or 2013. Revenue from domestic sales increased 8% to $215.5 million in 2014, from $199.6 million in 2013. Revenue from international sales increased 3% to $140.3 million in 2014 compared to $144.5 million in 2013. Revenue from domestic sales was 61% of total revenue in 2014 compared to 58% of total revenue in 2013, and revenue from international sales was 39% of total revenue in 2014 compared to 42% of total revenue in 2013.
Cost of Revenue and Gross Profit

	Year ended December 31,
	2014	2013
Revenue	$355,834	$344,112
Cost of revenue	138,480	138,788
Intangibles amortization	2,967	2,912
Gross profit	214,387	202,412
Gross profit percentage	60.2%	58.8%
For the year ended December 31, 2014, our gross profit as a percentage of sales increased by 1.4% compared to the prior year. This increase in gross profit was driven by higher domestic revenues which generally have higher gross margins than international sales, as well as cost reduction initiatives which are resulting in higher margins primarily in Neurology devices.
Operating Costs

	Year ended December 31,
	2014	2013
Marketing and selling	$85,729	$83,138
Percentage of revenue	24.1%	24.2%
Research and development	$30,100	$30,786
Percentage of revenue	8.5%	8.9%
General and administrative	$45,444	$43,380
Percentage of revenue	12.8%	12.6%
Intangibles Amortization	$3,025	$5,681
Percentage of revenue	0.9%	1.7%
Restructuring	$4,238	$4,767
Percentage of revenue	1.2%	1.4%
Marketing and Selling
Marketing and selling expenses as a percentage of revenue decreased in 2014 compared to 2013. The increase in expense is related to higher commissions and additional labor costs associated with our Peloton business.
Research and Development
Research and development expenses decreased during the year ended December 31, 2014 compared to the prior year. This decrease was primarily due to a reduction in payroll expenses driven by our ongoing cost reduction activities.
General and Administrative
General and administrative expenses increased during the year ended December 31, 2014 compared to the prior year. This increase was due to an increase in bad debt expense due to a number of accounts that were deemed uncollectible and increase in incentive compensation due to higher achievement of earnings and revenue goals in 2014.

Intangible Amortization
Intangibles amortization decreased during the year ended December 31, 2014 compared to the prior year. During the second quarter of 2014 we identified an inaccuracy related to intangibles amortization. Amortization expense was being recorded on a straight line basis in U.S. dollars for foreign entities when the expense should have been recorded on a straight line basis in the entities’ functional currency. As a result there was a $1.1 million adjustment to reduce amortization expense in the second quarter of 2014 related to prior periods. In addition, we recorded a $0.6 million impairment in 2014 compared to a $1.5 million impairment in 2013 related to various trade names acquired.
Restructuring
Restructuring expenses decreased during the year ended December 31, 2014 compared to the prior year. During 2014 we listed our manufacturing facility in Mundelein, Illinois for sale. We adjusted the carrying value of this asset to fair market value less cost to sell. The related expense of $2.2 million, which included impairment of building improvements, was recorded in the third quarter of 2014. In 2013, expenses related primarily to restructuring of the executive team for $1.4 million and acquisition start-up costs for $1.3 million.
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $158,000 in 2014, compared to $(2.7) million in 2013. Interest income of $119,000 in 2014 was $87,000 greater than the amount reported for 2013. We reported $37,000 of foreign currency exchange losses in 2014 versus $1.4 million of foreign exchange losses in 2013. This decrease was driven primarily by the reclassification in 2014 of $1.2 million of revaluation on certain intercompany loans from Other Comprehensive Income to Foreign Exchange Gains identified in Note 14, Other Income (Expense), Net. Interest expense was $438,000 in 2014 compared to $1.7 million in 2013. The decrease was driven by the repayment in full in 2014 of our term loan.
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
As of December 31, 2015, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $60.2 million. We currently intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
At December 31, 2015 we had a Credit Agreement with Citibank, National Association (“Citibank”). Pursuant to the terms of the Credit Agreement, Citibank agrees, on a non-committed basis, to make loans to us from time to time, not to exceed at any time the aggregate principal amount of $25 million. The proceeds under the Revolving Line of Credit shall be used by us for working capital and general corporate purposes. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. Concurrent with the execution of the Credit Agreement, we exited an existing and previously disclosed credit agreement between us and Wells Fargo, N.A. We have no other significant credit facilities.

	December 31, 2015	December 31, 2014	December 31, 2013
Cash and cash equivalents	$82,469	$66,558	$56,106
Debt	—	—	38,017
Working capital	164,248	148,665	118,585

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net cash provided by operating activities	$36,852	$42,143	$36,797
Net cash used in investing activities	(19,478)	(10,645)	(22,300)
Net cash provided by (used in) financing activities	832	(20,914)	17,247
Comparison of 2015, 2014, and 2013
During 2015 cash generated from operating activities of $36.9 million was the result of $37.9 million of net income, non-cash adjustment to net income of $28.0 million, and net cash outflows of $29.1 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $19.5 million and consisted primarily of cash used related to the acquisition of GND, Monarch and NicView. Cash used to acquire other property and equipment and intangible assets was $5.4 million. Cash provided by financing activities during the year ended December 31, 2015 was $831,000 and consisted of proceeds from stock option exercises and Employee Stock Purchase Program ("ESPP") purchases and their related tax benefits of $17.4 million, offset by $11.5 million for repurchases of common stock under our share repurchase program, $4.3 million for taxes paid related to net share settlement of equity awards, and $0.7 million for contingent consideration payment to Tender Touch, which we acquired in 2014.
During 2014 cash generated from operating activities of $42.1 million was the result of $32.5 million of net income, non-cash adjustments to net income of $16.4 million, and net cash outflows of $6.7 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $10.6 million and consisted primarily of cash used related to the acquisition of Tender Touch, the purchase accounting adjustments for inventory purchases commitments for Grass of $1.8 million, and cash used to acquire property and equipment and intangible assets of $5.1 million. Cash used in financing activities was $20.9 million and consisted of proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases and their related tax benefits of $23.7 million, offset by a repayment of long term debt of $38.0 million, $4.6 million for repurchases of common stock under our share repurchase program, and $2.0 million for taxes paid related to net share settlement of equity awards.
During 2013 cash generated from operating activities of $36.8 million was the result of $23.1 million of net income, non-cash adjustments to net income of $19.8 million, and net cash outflows of $6.2 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $22.3 million and consisted primarily of cash used related to the acquisition of Grass of $18.6 million and cash used to acquire property and equipment and intangible assets of $3.7 million. Cash provided by financing activities was $17.2 million and consisted of proceeds from stock option exercises and ESPP purchases and their related tax benefits of $12.1 million and $57.4 million of borrowings, offset by repayment of long term debt of $52.2 million.

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
Contractual Obligations
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2015 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$40,339	$40,339	$—	$—	$—
Operating lease obligations	20,606	3,909	6,455	5,263	4,979
Total	$60,945	$44,248	$6,455	$5,263	$4,979
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
Quantitative and Qualitative Disclosures about Market Risk
We develop products in the U.S, Canada, Europe, and Argentina, and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in the U.S. Dollar and Euro and with the acquisitions of Xltek in November 2007, Medix in 2010 and Nicolet in 2012, a portion of our sales are now denominated in Canadian dollar, Argentine peso and British pound. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.
If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2015.
Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2015.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2015. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.
Off-Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers' liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2015. We had no other off-balance sheet arrangements during any of fiscal 2015, 2014 or 2013 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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
Selected Quarterly Financial Data (Unaudited)
The following table presents our operating results for each of the eight quarters in the period ending December 31, 2015. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.
In the opinion of our management all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share)
Revenue	$99,950	$94,583	$91,937	$89,395	$94,010	$89,876	$86,325	$85,624
Cost of revenue	41,023	35,520	33,844	35,105	35,820	33,180	35,500	33,981
Intangibles amortization	788	683	683	682	711	1,054	156	1,046
Gross profit	58,139	58,380	57,410	53,608	57,479	55,642	50,669	50,597
Operating expenses:
Marketing and selling	22,330	22,495	22,108	20,742	22,915	20,123	22,061	20,630
Research and development	8,568	7,700	7,309	6,857	7,827	7,462	7,634	7,177
General and administrative	13,124	10,031	11,656	11,552	10,810	12,740	10,165	11,729
Intangibles amortization	2,282	2,036	2,174	955	1,651	(408)	646	1,136
Restructuring	1,786	42	161	156	634	2,848	218	538
Total operating expenses	48,090	42,304	43,408	40,262	43,837	42,765	40,724	41,210
Income from operations	10,049	16,076	14,002	13,346	13,642	12,877	9,945	9,387
Other income (expense), net	138	7	(380)	(829)	498	(1,447)	795	312
Income before provision for income tax	10,187	16,083	13,622	12,517	14,140	11,430	10,740	9,699
Provision for income tax	1,643	5,151	3,771	3,920	3,701	3,607	3,279	2,944
Net income	$8,544	$10,932	$9,851	$8,597	$10,439	$7,823	$7,461	$6,755
Earnings per share:
Basic	$0.26	$0.34	$0.31	$0.27	$0.33	$0.25	$0.24	$0.22
Diluted	$0.26	$0.33	$0.30	$0.26	$0.32	$0.24	$0.23	$0.21

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share)
Weighted average shares used in the calculation of net earnings per share:
Basic	32,554	32,432	32,273	32,127	31,916	31,584	31,424	31,062
Diluted	33,327	33,253	33,204	33,097	32,908	32,615	32,444	32,185
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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria set forth in the COSO Framework, our management concluded that as of December 31, 2015 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.
KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements and financial statement schedule included in this annual report. They also audited our internal control over financial reporting as of December 31, 2015 as stated in their report included in this annual report.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2015, we implemented internal control procedures to address previously identified material weakness in our financial reporting process. We made substantive changes to enhance the sufficiency of our resources in 2014 and 2015. Specifically, we added additional resources with expertise in inventory cost accounting and have redesigned our controls to ensure the proper capitalization of overhead costs and the proper monitoring of inventory valuation. We have also added additional resources within our credit and collections group during 2014 and 2015. We have added incremental resources in 2015 to enhance the design and operating effectiveness of our controls over accounts receivable, inventory, and revenue recognition. We finalized our world-wide implementation of a single ERP system during the third quarter of 2015, a project we began in 2011 to consolidate eight different systems into one global platform. The completion of this project eliminates duplicative processes and increases the capacity of our existing accounting and financial reporting resources. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2015.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Natus Medical Incorporated:
We have audited Natus Medical Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s December 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Natus Medical Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natus Medical Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated) financial statements.
(signed) KPMG LLP
San Francisco, California
February 26, 2016

PART III
This Part incorporates certain information from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
The information required by this Item concerning our directors is incorporated by reference to our 2016 Proxy Statement including but not necessarily limited to the section entitled Election of Directors. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Business—Executive Officers. The information required by this item concerning compliance with Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated by reference to the 2016 Proxy Statement including but not necessarily limited to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.
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
The information required by this Item concerning our corporate governance is incorporated by reference to our 2016 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance.
ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to our 2016 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan, as amended, and our 2011 Employee Stock Purchase Plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,146,915	$15.07	1,297,008
Equity compensation plans not approved by security holders	—	—	—
Total	1,146,915	15.07	1,297,008
Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2016 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2016 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2016 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.
ITEM 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2016 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following Consolidated Financial Statements are filed as part of this Report:
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015, 2014 and 2013
(in thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$4,324	$1,496	$(1,134)	$4,686
Valuation allowance	3,151	821	—	3,972
Year ended December 31, 2014
Allowance for doubtful accounts	$2,962	$1,221	$141	$4,324
Valuation allowance	5,043	—	(1,892)	3,151
Year ended December 31, 2013
Allowance for doubtful accounts	$2,617	$277	$68	$2,962
Valuation allowance	4,339	704	—	5,043
(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K.

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
Dated: February 26, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JAMES B. HAWKINS	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
(James B. Hawkins)
/S/ JONATHAN A. KENNEDY	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
(Jonathan A. Kennedy)
/S/ ROBERT A. GUNST	Chairman of the Board of Directors	February 26, 2016
(Robert A. Gunst)
/S/ DORIS ENGIBOUS	Director	February 26, 2016
(Doris Engibous)
/S/ KENNETH E. LUDLUM	Director	February 26, 2016
(Kenneth E. Ludlum)
/S/ WILLIAM M. MOORE	Director	February 26, 2016
(William M. Moore)

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Natus Medical Incorporated:
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natus Medical Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
San Francisco, California
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Natus Medical Incorporated
San Carlos, California
We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Natus Medical Incorporated and subsidiaries (the “Company”) for the year ended December 31, 2013. Our audit also included the financial statement schedule listed at Item 15(a)(2) for the year ended December 31, 2013. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such 2013 consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2013, when considered in relation to the 2013 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
San Francisco, CA
March 17, 2014 (March 16, 2015 as to the effect of the revision described in Footnote 21)

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$82,469	$66,558
Accounts receivable, net of allowance for doubtful accounts of $4,686 and $4,324	99,080	82,277
Inventories	48,572	40,051
Prepaid expenses and other current assets	11,235	17,408
Deferred income tax	—	11,511
Total current assets	241,356	217,805
Property and equipment, net	16,967	17,923
Intangible assets, net	86,536	92,761
Goodwill	107,466	96,316
Deferred income tax	12,782	1,152
Other assets	14,389	8,864
Total assets	$479,496	$434,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,660	$21,371
Accrued liabilities	42,137	36,024
Deferred revenue	11,311	11,745
Total current liabilities	77,108	69,140
Long-term liabilities:
Other liabilities	7,781	4,859
Deferred income tax	3,897	8,107
Total liabilities	88,786	82,106
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 33,153,500 in 2015 and 32,649,158 in 2014	323,745	315,296
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2015 and in 2014	—	—
Retained earnings	106,814	68,890
Accumulated other comprehensive loss	(39,849)	(31,471)
Total stockholders’ equity	390,710	352,715
Total liabilities and stockholders’ equity	$479,496	$434,821
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$375,865	$355,834	$344,112
Cost of revenue	145,492	138,480	138,788
Intangibles amortization	2,836	2,967	2,912
Gross profit	227,537	214,387	202,412
Operating expenses:
Marketing and selling	87,675	85,729	83,138
Research and development	30,434	30,100	30,786
General and administrative	46,363	45,444	43,380
Intangibles amortization	7,447	3,025	5,681
Restructuring	2,145	4,238	4,767
Total operating expenses	174,064	168,536	167,752
Income from operations	53,473	45,851	34,660
Other income (expense), net	(1,064)	158	(2,716)
Income before provision for income tax	52,409	46,009	31,944
Provision for income tax	14,485	13,531	8,797
Net income	$37,924	$32,478	$23,147
Foreign currency translation adjustment	(8,378)	(11,218)	(1,972)
Comprehensive income	$29,546	$21,260	$21,175
Net income per share:
Basic	$1.17	$1.03	$0.77
Diluted	$1.14	$1.00	$0.75
Weighted average shares used in the calculation of net income per share:
Basic	32,348	31,499	29,993
Diluted	33,241	32,568	30,821
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2012	30,106,933	275,395	13,265	(18,281)	270,379
Tax benefit of options exercises	—	1,601	—	—	1,601
Vesting of restricted stock units	6,224	—	—	—	—
Net issuance of restricted stock awards	159,935	—	—	—	—
Employee stock purchase plan	69,780	1,061	—	—	1,061
Stock-based compensation expense	—	5,919	—	—	5,919
Exercise of stock options	1,058,730	8,079	—	—	8,079
Foreign currency translation adjustment	—	—	—	(1,972)	(1,972)
Net income	—	—	23,147	—	23,147
Balances, December 31, 2013	31,401,602	292,055	36,412	(20,253)	308,214
Tax benefit of options exercises	—	7,525	—	—	7,525
Vesting of restricted stock units	13,121	—	—	—	—
Net issuance of restricted stock awards	180,665	—	—	—	—
Employee stock purchase plan	45,625	1,197	—	—	1,197
Stock-based compensation expense	—	6,062	—	—	6,062
Repurchase of company stock	(161,400)	(4,633)	—	—	(4,633)
Taxes paid related to net share settlement of equity awards	(73,134)	(1,999)	—	—	(1,999)
Exercise of stock options	1,242,679	15,089	—	—	15,089
Foreign currency translation adjustment	—	—	—	(11,218)	(11,218)
Net income	—	—	32,478	—	32,478
Balances, December 31, 2014	32,649,158	$315,296	$68,890	$(31,471)	$352,715
Tax benefit of options exercises	—	7,104	—	—	7,104
Vesting of restricted stock units	21,619	—	—	—	—
Net issuance of restricted stock awards	199,620	—	—	—	—
Employee stock purchase plan	35,467	1,251	—	—	1,251
Stock-based compensation expense	—	6,953	—	—	6,953
Repurchase of company stock	(281,915)	(11,526)	—	—	(11,526)
Taxes paid related to net share settlement of equity awards	(102,112)	(4,341)	—	—	(4,341)
Exercise of stock options	631,663	9,008	—	—	9,008
Foreign currency translation adjustment	—	—	—	(8,378)	(8,378)
Net income	—	—	37,924	—	37,924
Balances, December 31, 2015	33,153,500	$323,745	$106,814	$(39,849)	$390,710
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$37,924	$32,478	$23,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,496	991	277
Excess tax benefit on the exercise of stock options	(7,104)	(7,525)	(3,109)
Depreciation and amortization	15,987	11,759	12,848
Gain on disposal of property and equipment	(5)	—	—
Impairment of intangible assets	—	598	1,500
Impairment of property and equipment	—	2,177	292
Warranty reserve	10,729	2,306	1,938
Stock-based compensation	6,953	6,062	6,078
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(15,272)	(2,431)	9,357
Inventories	(12,232)	(2,017)	(2,679)
Other assets	858	(3,667)	(6,899)
Accounts payable	3,270	(7,648)	(1,387)
Accrued liabilities	(6,177)	6,595	(5,301)
Deferred revenue	(1,118)	(775)	(768)
Deferred taxes	1,543	3,240	1,503
Net cash provided by operating activities	36,852	42,143	36,797
Investing activities:
Acquisition of businesses, net of cash acquired	(14,284)	(4,925)	(18,600)
Acquisition of property and equipment	(4,068)	(4,239)	(1,825)
Acquisition of intangible assets	(1,126)	(1,481)	(1,875)
Net cash used in investing activities	(19,478)	(10,645)	(22,300)
Financing activities:
Proceeds from stock option exercises and ESPP	10,258	16,210	8,981
Excess tax benefit on the exercise of stock options	7,104	7,525	3,109
Repurchase of company stock	(11,525)	(4,633)	—
Taxes paid related to net share settlement of equity awards	(4,341)	(1,999)	—
Proceeds from short-term borrowings	—	—	22,000
Proceeds from long-term borrowings	—	—	35,383
Contingent consideration earn-out	(664)	—	—
Payments on borrowings	—	(38,017)	(52,226)
Net cash (used in)/provided by financing activities	832	(20,914)	17,247
Exchange rate effect on cash and cash equivalents	(2,295)	(132)	1,305
Net increase in cash and cash equivalents	15,911	10,452	33,049
Cash and cash equivalents, beginning of year	66,558	56,106	23,057
Cash and cash equivalents, end of year	$82,469	$66,558	$56,106
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$434	$1,311
Cash paid for income taxes	$10,164	$5,672	$12,908
Non-cash investing activities:
Property and equipment included in accounts payable	$289	$122	$80
Inventory transferred to property and equipment	$1,056	$1,350	$991
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013
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
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications to the prior periods have been made to conform to the current period presentation. The consolidated statements of income for 2014 and 2013 reflect reclassifications from Cost of revenue to Intangibles amortization, from Marketing and selling, Research and development, and General and administrative to Intangible amortization, and from General and administrative to Restructuring. In 2015, there have been no adjustments to previously reported net income or shareholder's equity. Refer to Note 21 for discussion of immaterial corrections identified and reported in 2014.
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
Certain revenue transactions include multiple element arrangements. We allocate revenue in these arrangements to each unit of accounting using the relative selling price method. The selling prices used during the allocation process are based on vendor specific objective evidence (“VSOE”) if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE or TPE is available.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

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
Inventory
Inventories are carried at the lower of cost or market, with cost being determined using the first-in, first-out method. The carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Adjustments to the value of our inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.
Carrying value of intangible assets and goodwill
We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges.
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired.
In 2015 and 2014, we performed qualitative assessments to test our reporting units’ goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, we determined that the fair value of each reporting unit was more likely than not to be greater than its carrying amount, and no impairment was recognized.
In 2013 we performed a two-step impairment test on our goodwill. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.
Prior to the assignment of definite lives to our tradenames in the second quarter of 2015 (See Note 6 - Intangible Assets), we tested indefinite lived intangibles for impairment by comparing the carrying value of those assets to be fair value as of the assessment date. We used the relief from royalty method to determine the fair value of the assets. This analysis is dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, royalty rate, and taxes. The discount rate applied also has an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. As of the October 1, 2014 and 2013 testing dates, we determined that certain trade names were impaired and we recorded impairment charges of $0.6 million and $1.5 million, respectively.
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
Long lived assets
We continually monitor events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability by determining whether the carrying value of such assets will be recovered

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
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
We recognize share-based compensation associated with Restricted Stock Awards ("RSA") and Restricted Stock Units ("RSU"). RSAs and RSUs vest ratably over a three-year period for employees. RSAs and RSUs for executives vest over a four-year period; 50% on the second anniversary of the vesting start date and 25% on each of the third and fourth anniversaries of the vesting date. The value is estimated based on the market value of our commons stock on the date of issuance pursuant to ASC Topic 718, Compensation-Stock Compensation.
We issue new shares of common stock upon the exercise of stock options and the vesting of RSAs and RSUs.
Forfeitures of employee stock options and awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.
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
Allowance for Doubtful Accounts
We estimate our allowance for estimated uncollectible accounts receivable based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or liquidity problems of customers. When all internal efforts have been exhausted to collect the receivable, it is written off and relieved from the reserve.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. Cash is reported at its fair value on the balance sheet dates. The recorded carrying amounts of accounts receivable and accounts payable approximate their fair values due to their short-term maturities.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, three to five years for computer software and hardware, three years for demonstration and loaned equipment, and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized and amortized on a straight-line basis over three years.
Research & Development Costs
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
We record net deferred tax assets to the extent we believe it is more likely than not that the assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
We recognize the tax benefit of uncertain tax positions in the financial statements in accordance with ASC Topic 740, Income Tax. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement, in accordance with ASC 740-10-05.
Foreign Currency
The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. We recorded $8.4 million, $11.2 million, and $2.0 million of foreign currency translation losses for the years ended December 31, 2015, 2014 and 2013, respectively.
Gains and losses from transactions denominated in currencies other than our functional currencies are included in other income and expense. In 2015, 2014, and 2013, net foreign currency transaction losses were $1.4 million, $37,000, and $1.4 million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar, Canadian Dollar, Euro, Argentine Peso, British Pound, and Danish Kroner.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

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
The original effective date for ASU 2014-09 would have required us to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either our first quarter of 2017 or our first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classifications of Deferred Taxes. This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We elected early application prospectively in the beginning of the fourth quarter 2015. Prior periods in the consolidated financial statements were not retrospectively adjusted. As a result, $14.2 million of current deferred tax assets were reported as non-current deferred tax assets.

2—BUSINESS COMBINATIONS
The assets acquired and liabilities assumed at the date of acquisition are recorded in the Consolidated Financial Statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill.
The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determine the fair value by applying established valuation techniques, based on information that management believes to be relevant to this determination. We also utilize independent third parties to assist in the valuation of goodwill, intangible assets, and real estate.
The results of operations of our acquisitions are included in the Consolidated Financial Statements from the date of the acquisition.
Monarch
We acquired Monarch Medical Diagnostics, LLC ("Monarch") through an asset purchase on November 13, 2015. Monarch's service compliments our Global Neuro-Diagnostics ("GND") acquisition which offers patients a more convenient way to complete routine diagnostic electroencephalography ("EEG") and video electromyography ("EMG") testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for Monarch was $2.7 million. The purchase agreement also included contingent consideration which we paid on January 11, 2016 of $1.0 million. The total purchase price was allocated to $112,000 of tangible assets, $1.2 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $2.4 million of goodwill. Pro forma financial information for the Monarch acquisition is not presented as it is not considered material.
Global Neuro-Diagnostics
We acquired GND through an equity purchase on January 23, 2015. GND's service offers patients a more convenient way to complete routine EEG and EMG testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million, which consists primarily of $1.5 million of tangible assets, $4.8 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $8.9 million of goodwill, offset by $511,000 of net liabilities. The purchase agreement also included an earn-out condition which was originally estimated to be $3.2 million. The earn-out condition was subsequently estimated to be $3.8 million in the fourth quarter of 2015. The earn-out is contingent upon GND achieving certain revenue milestones in 2016 and 2017. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
NicView

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

On January 2, 2015, we purchased the assets of NicView. NicView provides streaming video for families with babies in the neonatal intensive care unit. The cash consideration for NicView was $1.1 million, of which $288,000 was allocated to tangible assets and $2.7 million to goodwill, offset by $556,000 allocated to net liabilities. The asset purchase agreement included an earn-out condition contingent upon orders received in and installed by February 28, 2016. We estimate this earn-out to be $1.4 million. Pro forma financial information for the NicView acquisition is not presented as it is not considered material.
Hearing Screening as a Service
In the first quarter of 2014, we entered into two asset purchase agreements for companies in the newborn hearing screening services market for total cash consideration of $2.6 million. The purchase agreements also included earn-out conditions contingent upon annual revenue growth through 2016. These earn-outs, originally estimated at $0.8 million, were settled during the second quarter of 2015 for $0.7 million. Both acquisitions support our entry into this market, which complements our newborn hearing screening device business. This hearing screening services business operates under the name Peloton. Pro forma financial information for these two acquisitions is not presented as it is not considered material.
Grass Technologies
On February 2, 2013, we completed an asset purchase of the Grass Technologies Product Group ("Grass") from Astro-Med Inc. for cash consideration of $21.0 million. Included in the total cash consideration is an adjustment of $2.4 million made in the first quarter of 2014 for inventory purchase commitments. The Grass brand offers differentiated neurodiagnostic and monitoring products, including a portfolio of electroencephalography and polysomnography ("PSG") systems for both clinical and research use and related accessories and proprietary electrodes. The acquisition strengthened our existing neurology portfolio and provided new product categories. A total of $624,000 of direct costs associated with the acquisition was expensed as incurred and reported as a component of general and administrative expenses.
We accounted for the acquisition as a business combination. Under the acquisition method of accounting, the assets acquired and liabilities assumed from the Grass transaction are recorded in the Consolidated Financial Statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill. Grass’ results of operations are included in our Consolidated Financial Statements since February 2, 2013, the date of the acquisition.
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

Identifiable intangible assets.    Intangible assets included in the purchase price allocation consist of: (i) developed technology of $2.5 million assigned a weighted average economic life of 8 years being amortized on the straight line method (ii) customer-related intangible assets of $5.2 million assigned an economic life of 13 years being amortized on the straight line method, and (iii) trademarks and trade names of $3.0 million that have an indefinite life and are not being amortized but tested for impairment annually. During the fourth quarter of 2014 and 2013 impairment testing, management determined there was an impairment to Grass trademarks and trade names in the amount of $400,000 and $600,000, respectively, reducing the indefinite life value to $2.0 million. All straight-line method of amortization above is based on the expected pattern of future benefits related to those respective intangible assets.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

Accounts receivable, net of other liabilities, are stated at their historical carrying value, which approximate fair value given the short-term nature of these assets and liabilities. The fair values of the non-financial assets, summarized above, were derived from significant unobservable inputs (“Level 3 inputs”) determined by management based on market analysis, income analysis and discounted cash flow model. The fair value of fixed assets (“Level 2 inputs”) was determined using market data for similar assets. The fair value of purchased identifiable intangible assets was determined using our discounted cash flow models from income projections prepared by management, using weighted average cost of capital plus up to a 13% risk premium.
Goodwill.    Approximately $7.0 million has been allocated to goodwill. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed and represents primarily the expected synergies of integrating the Grass products into our operations. The goodwill is expected to be deductible for tax purposes. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that we determine that the value of the goodwill has become impaired, we will incur an accounting charge for the amount of the impairment.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

3—INVENTORIES
Inventories consist of (in thousands):

	December 31,
	2015	2014
Raw materials and subassemblies	$19,041	$19,821
Work in process	1,343	1,808
Finished goods	36,149	26,037
Total Inventories	56,533	47,666
Less: Non-current Inventories	(7,961)	(7,615)
Inventories	$48,572	$40,051
At December 31, 2015 and 2014, we have classified $8.0 million and $7.6 million, respectively, of inventories as non-current. This inventory consists primarily of service components used to repair products held by our customers pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling. We believe that these inventories will be utilized for their intended purpose.
4—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2015	2014
Land	$2,918	$3,092
Buildings	5,662	6,828
Leasehold improvements	2,345	2,118
Office furniture and equipment	13,866	12,945
Computer software and hardware	10,488	8,715
Demonstration and loaned equipment	11,216	10,929
	46,495	44,627
Accumulated depreciation	(29,528)	(26,704)
Total	$16,967	$17,923
Depreciation expense of property and equipment was $4.2 million, $4.3 million, and $4.7 million in the years ending December 31, 2015, 2014 and 2013, respectively.
In the third quarter of 2014 our manufacturing facility in Mundelein, Illinois was listed for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs and resulted in a $2.2 million impairment. The impairment was recorded in restructuring expenses and the asset was reclassified from property and equipment, net to other current assets. During the fourth quarter of 2013 we began transitioning the manufacturing operations from the Mundelein facility to our facilities in Seattle, Washington and British Columbia, Canada as well as outsourcing some of the operations in preparation for this sale. This effort is part of Natus’ continuing cost reduction and restructuring activities.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

5—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2013	$97,238
Acquisitions/Purchase Accounting Adjustments	4,002
Foreign currency translation	(4,924)
As of December 31, 2014	$96,316
Acquisitions/Purchase Accounting Adjustments	13,547
Foreign currency translation	(2,397)
As of December 31, 2015	$107,466

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2015				December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$63,668	—	$(31,600)	$32,068	$64,376	—	$(28,195)	$36,181
Customer related	35,529	—	(14,352)	21,177	31,189	—	(11,786)	19,403
Trade names	31,837	(3,340)	(3,052)	25,445	—	—	—	—
Internally developed software	15,513	—	(8,155)	7,358	14,109	—	(6,511)	7,598
Patents	2,663	—	(2,175)	488	2,794	—	(2,154)	640
Backlog	717	—	(717)	—	719	—	(719)	—
Definite-lived intangible assets	149,927	(3,340)	(60,051)	86,536	113,187	—	(49,365)	63,822
Intangible assets with indefinite lives:
Trade names	—	—	—	—	32,443	(3,504)	—	28,939
Total intangible assets	149,927	(3,340)	(60,051)	86,536	145,630	(3,504)	(49,365)	92,761
Finite lived intangible assets are amortized over their useful lives, which are 10 to 15 years for patents, 5 to 10 years for technology, 4 to 16 years for customer-related intangibles, 7 years for tradenames, and 4 to 10 years for internally developed software.
Internally developed software consists of $13.3 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
During the year ended December 31, 2014 we recorded a charge of $0.6 million related to the impairment of the Grass trade name. This impairment is a result of deterioration of expected future cash flows. Impairments are determined by performing a discounted cash flow analyses on our intangibles assets. These charges were recorded in Intangible amortization.
Amortization expense related to intangible assets with finite lives was as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Technology	$3,916	$3,993	$4,355
Customer related	2,938	1,892	2,644
Trade names	3,159	—	—
Internally developed software	1,620	1,434	1,034
Patents	112	113	121
Total amortization	$11,745	$7,432	$8,154
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2016	$12,501
2017	12,203
2018	11,980
2019	10,860
2020	8,766
Thereafter	30,226
Total expected amortization expense	$86,536
During the second quarter of 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense. For the year ended December 31, 2015, this change increased our amortization expense and decreased pre-tax income by approximately $3.0 million, decreased net income by approximately $2.1 million, and decreased diluted earnings per share by $0.06 per share.

7—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	December 31,
	2015	2014
Compensation and related benefits	$16,752	$16,075
Accrued federal, state, and local taxes	4,707	9,213
Warranty reserve	10,386	2,753
Accrued professional fees	520	1,027
Contingent consideration	6,209	812
Other	3,563	6,144
Total	$42,137	$36,024
8—LONG-TERM OTHER LIABILITIES
Long-term other liabilities consist of (in thousands):

	December 31,
	2015	2014
Contingent tax obligations	$6,376	$3,299
Non-current deferred revenue	1,401	1,537
Other	4	23
Total	$7,781	$4,859

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

9—RESERVE FOR PRODUCT WARRANTIES
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
A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management's best estimate of probable liability. We consider a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of reserve. The reserve is reduced as costs are incurred to honor existing warranty and regulatory obligations.
As of December 31, 2015 we have accrued $6.6 million to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. Our estimate of the costs associated with bringing the NeoBLUE® phototherapy products into compliance is primarily based upon the number of units outstanding that may require the repair, costs associated with shipping and repairing the product, and the assumption that the FDA will approve our plan for compliance. We expect that costs associated with bringing the products back into compliance will not be incurred until the third quarter of 2016.
The details of activity in the warranty reserve are as follows (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2015	$2,753	$—	$10,729	$(3,096)	$10,386
December 31, 2014	$3,143	$—	$2,306	$(2,696)	$2,753
December 31, 2013	$2,260	$191	$1,938	$(1,246)	$3,143
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
Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2015, no shares of preferred stock were issued and outstanding.
11—Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands):

	December 31,
	2015	2014	2013
Net income	$37,924	$32,478	$23,147
Weighted average common shares	32,348	31,499	29,993
Dilutive effect of stock based awards	893	1,069	828
Diluted Shares	33,241	32,568	30,821
Basic earnings per share	$1.17	$1.03	$0.77
Diluted earnings per share	$1.14	$1.00	$0.75
Shares excluded from calculation of diluted EPS	—	239	1,413

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

12—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2015	2014	2013
Cost of revenue	$156	$143	$120
Marketing and selling	808	977	816
Research and development	1,264	664	527
General and administrative	4,725	4,278	4,456
Total expense	6,953	6,062	5,919
Stock Awards Plans—Our 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.
As of December 31, 2015, there were 1,297,008 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.
Stock Option Activity—Stock option activity under our stock awards plans for the year ended December 31, 2015 and 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2013 (1,843,779 shares exercisable at a weighted average exercise price of $12.68 per share)	2,789,723	$12.90
Granted	244,500	$22.60
Exercised	(1,242,679)	$12.14
Cancelled	(34,942)	$15.29
Outstanding, December 31, 2014 (1,051,616 shares exercisable at a weighted average exercise price of $14.13 per share)	1,756,602	$14.74
Granted	—	$—
Exercised	(631,663)	$14.26
Cancelled	(19,757)	$11.99
Outstanding, December 31, 2015 (737,032 shares exercisable at a weighted average exercise price of $14.40 per share)	1,105,182	$15.07
As of December 31, 2015, unrecognized compensation related to the unvested portion of our stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of 1.5 years. The intrinsic value of options exercised, representing the difference between the closing stock price of our common stock on the date of the exercise and the exercise price, in the years ended December 31, 2015, 2014 and 2013 was $17.7 million, $20.6 million, and $9.9 million, respectively.
As of December 31, 2015, there were: (i) 1,071,852 options vested and expected to vest with a weighted average exercise price of $14.99, an intrinsic value of $35.4 million, and a weighted average remaining contractual term of 2.8 years; and (ii) 737,032

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

options exercisable with a weighted average exercise price of $14.40, an intrinsic value of $24.8 million, and a weighted average remaining contractual term of 2.6 years.
Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013
Weighted-average fair value of options granted	$7.25	$4.24
Expected life in years	4.0	4.1
Risk-free interest rate	1.4%	1.2%
Expected volatility	39%	37%
Dividend yield	None	None
For the year ended December 31, 2015, no assumptions are disclosed as there were no options grants during the year.
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
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	625,330	$13.28
Granted	197,850	$22.68
Vested	(223,811)	$13.03
Forfeited	(15,985)	$14.73
Unvested at December 31, 2014	583,384	$16.50
Granted	211,080	$16.52
Vested	(244,896)	$36.38
Forfeited	(14,360)	$15.19
Unvested at December 31, 2015	535,208	$17.42
As of December 31, 2015, unrecognized compensation related to the unvested portion of our stock awards was approximately $6.1 million, which is expected to be recognized over a weighted average period of 2.2 years. The fair market value of outstanding restricted stock awards at December 31, 2015 was $25.9 million. The weighted average remaining recognition period for unvested restricted stock awards at December 31, 2015 was 1.9 years.
Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the years ended December 31, 2015 and 2014:

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014
Beginning outstanding balance	52,325	47,391
Awarded	15,530	20,600
Released	(21,619)	(13,121)
Forfeited	(753)	(2,545)
Ending outstanding balance	45,483	52,325
As of December 31, 2015, unrecognized compensation related to the unvested portion of our stock units was approximately $473,000, which is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2015 was $2.0 million. The weighted average remaining recognition period for unvested restricted stock units at December 31, 2015 was 1.4 years. For the restricted stock awards and restricted stock units that vested during the years ended December 31, 2015, 2014, and 2013, the total intrinsic value was $11.2 million, $6.4 million, and $3.2 million, respectively.
Employee Stock Purchase Plan—Under our 2011 Employee Stock Purchase Plan (the “ESPP”), our U.S. employees can elect to have salary withholdings of up to 15% of their eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2015, there were 211,255 shares reserved for future issuance under the ESPP.
Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of our common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2015, 2014 and 2013, respectively, was $221,000, $198,000, and $159,000.
13—RESTRUCTURING RESERVE
We have historically incurred an ongoing level of restructuring-type activities to maintain a competitive cost structure, including manufacturing and workforce optimization resulting from acquisitions.
The balance of the restructuring reserve is included in accrued liabilities on the accompanying consolidated balance sheets. Employee termination benefits are included as a part of restructuring expenses.
Activity in the restructuring reserves for these plans for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Personnel Related	Facility Related	Other	Total
Balance as of December 31, 2012	$2,745	—	—	$2,745
Additions	4,218	504	1,363	6,085
Reversals	(1,357)	—	—	(1,357)
Payments	(5,271)	(504)	(1,363)	(7,138)
Balance as of December 31, 2013	335	—	—	335
Additions	1,209	680	—	1,889
Reversals	(52)	—	—	(52)
Payments	(1,124)	(680)	—	(1,804)
Balance as of December 31, 2014	368	—	—	368
Additions	1,905	156	—	2,061
Reversals	(124)	—	—	(124)
Payments	(473)	(156)	—	(629)
Balance as of December 31, 2015	$1,676	—	—	$1,676

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

14—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest income	$27	$119	$32
Interest expense	(352)	(438)	(1,675)
Foreign currency loss	(1,415)	(37)	(1,412)
Other	676	514	339
Total other income (expense), net	$(1,064)	$158	$(2,716)

15—INCOME TAXES
Income before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S.	$20,507	$16,621	$13,200
Foreign	31,902	29,388	18,744
Income before provision for income tax	$52,409	$46,009	$31,944

The components of income tax expense for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
U.S. Federal	$13,497	$6,514	$5,338
U.S. State and local	1,984	1,082	723
Non-U.S.	2,239	6,874	1,708
Total current tax expense	17,720	14,470	7,769
Deferred
U.S. Federal	(3,410)	(728)	(1,042)
U.S. State and local	(385)	(37)	(85)
Non-U.S.	560	(174)	2,155
Total deferred tax expense (benefit)	(3,235)	(939)	1,028
Total income tax expense	$14,485	$13,531	$8,797
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$5,174	$4,153
Credit carryforwards	2,078	2,191
Accruals deductible in different periods	18,721	15,666
Employee benefits	2,081	2,864
Total deferred tax assets	28,054	24,874
Valuation allowance	(3,972)	(3,151)
Total net deferred tax assets	$24,082	$21,723
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(15,197)	(17,169)
Total deferred tax liabilities	(15,197)	(17,169)
Total net deferred tax assets	$8,885	$4,554
The income tax expense in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% in 2015, 2014, and 2013 to income before taxes due to the following:

	Years Ended December 31,
	2015	2014	2013
Federal statutory tax expense	$18,343	$16,103	$11,180
State tax expense	1,249	892	352
Foreign taxes at rates less than U.S. rates	(5,129)	(3,097)	(1,496)
Stock compensation expense on incentive stock options	204	93	49
Tax credits	(935)	(862)	(834)
Uncertain tax position	1,388	1,163	1,029
Lapse of statute	(784)	(652)	(918)
Change of valuation allowance on foreign tax credit	—	(491)	—
Other	149	382	(565)
Total expense	$14,485	$13,531	$8,797
At December 31, 2015, we had no U.S. federal and state net operating loss carryforwards because all operating losses were utilized during the fiscal year. We had $1.7 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2016, and were originally generated in 2006.
At December 31, 2015, certain foreign subsidiaries had tax net operating loss carryforwards as follows: $2.0 million in France, $393,000 in Germany, $654,000 in Canada, $1.4 million in Denmark, and $753,000 in United Kingdom. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $4.0 million and $3.2 million were recorded during the years ended December 31, 2015 and 2014, respectively. The increase of $800,000 of valuation allowance was primarily due to a reduction in our ability to realize the tax benefit of our net operating losses in the United Kingdom.
Our ability to realize the tax benefit of foreign tax losses is primarily dependent on our ability to generate sufficient foreign taxable income in the future periods. Although realization is not assured, we weighed the aggregate effect of all positive evidence and negative evidence including the applicability of ongoing tax planning strategies and history of earnings to estimate future taxable income level of each jurisdiction. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through an increase to tax expense in the period in which that determination is made or when tax law changes are enacted. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease to tax expense in the period in which that determination is made.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

We receive tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options for which the benefit is recognized as a component of stockholders’ equity. As of December 31, 2015, we recorded approximately $7.4 million change to stockholder’s equity related to exercises or sales of certain stock options by employees. In addition, we recorded a shortfall of $263,000 to stockholder’s equity related to the stock windfall pool as of December 31, 2015.
We have not provided for U.S. federal income and foreign withholding taxes on the majority of undistributed earnings from non-U.S. operations as of December 31, 2015 because such earnings are intended to be reinvested indefinitely outside of the U.S. As of December 31, 2015, the U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of approximately $81.3 million of the undistributed earnings for our Canada and certain European subsidiaries. We intend to reinvest these earnings in our foreign subsidiaries in these regions for foreign acquisitions and purchase various intangible assets among our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. As of December 31, 2015, the tax impact of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable. Our foreign subsidiaries held $60.2 million cash and short term investments out of the total cash and short term investments of $82.5 million. If the foreign earnings were repatriated, the cash and short term investments available for other foreign financing activities will be reduced by the foreign taxes paid on the repatriation of earnings in these regions.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2013	2,716
Increases for tax positions related to prior years	1,376
Increases for tax positions related to the current year	213
Lapse of statutes of limitations	(918)
Balance at January 1, 2014	$3,387
Increases for tax positions related to prior years	493
Increases for tax positions related to the current year	73
Lapse of statutes of limitations	(558)
Balance at January 1, 2015	$3,395
Increases for tax positions related to prior years	281
Increases for tax positions related to the current year	3,302
Lapse of statutes of limitations	(664)
Balance at December 31, 2015	$6,314
For the year ended December 31, 2015, our unrecognized tax benefits increased by $2.9 million and only $509,000 was recorded in our income tax provision as the remaining balance was recorded in our prepaid expense, in accordance with ASC 710-10-25-3(e) and ASC 810-10-45-8.
The unrecognized tax benefits for the tax years ended December 31, 2015, 2014 and 2013 were $6.3 million, $3.4 million and $3.4 million, respectively which include $2.4 million, $2.0 million and $2.2 million, respectively that would impact our effective tax rate if recognized.
We expect a range from approximately zero to $460,000 of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.
At December 31, 2015, 2014 and 2013, we had cumulatively accrued approximately $397,000, $288,000, and $300,000 for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense, which totaled approximately $109,000, $(12,000), and $(8,000) for the years ended December 31, 2015, 2014, and 2013, respectively.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
Our tax returns remain open to examination as follows: U.S. federal, 2012 through 2015; U.S. states, generally 2011 through 2015; significant foreign jurisdictions, generally 2011 through 2015.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

16—EMPLOYEE BENEFIT PLAN
We offer pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were approximately $1.3 million, $1.2 million, and $1.3 million respectively, in the years ended December 31, 2015, 2014, and 2013. For new hires, employer contributions vest ratably over the first two years of employment.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

Revenue and long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
United States	$242,050	$215,543	$199,591
Foreign countries	133,815	140,291	144,521
	$375,865	$355,834	$344,112
Revenue by Operating Segment:
Neurology
Devices and Systems	$168,776	$173,006	$162,607
Supplies	60,205	59,666	61,065
Services	8,320	—	—
Total Neurology Revenue	$237,301	$232,672	$223,672
Newborn Care
Devices and Systems	$72,669	$67,354	$68,588
Supplies	49,982	48,697	47,033
Services	15,913	7,111	4,819
Total Newborn Care Revenue	$138,564	$123,162	$120,440
Total Revenue	$375,865	$355,834	$344,112
Property and equipment, net:
United States	$6,664	$5,782
Canada	5,165	5,538
Ireland	1,651	1,656
Argentina	2,361	3,692
Other foreign countries	1,126	1,255
	$16,967	$17,923
During the years ended December 31, 2015, 2014 and 2013, no single customer or foreign country contributed to more than 10% of revenue.

18—DEBT AND CREDIT ARRANGEMENTS
At December 31, 2015 we have a Credit Agreement with Citibank, National Association (“Citibank”). Pursuant to the terms of the Credit Agreement, Citibank agrees, on a non-committed basis, to make loans to us from time to time, not to exceed at any time the aggregate principal amount of $25 million. The proceeds under the Revolving Line of Credit shall be used for working capital and general corporate purposes. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. Concurrent with the execution of the Credit Agreement, we have exited an existing and previously disclosed credit agreement between us and Wells Fargo, N.A. We have no other significant credit facilities.
As of December 31, 2015, there were no amounts outstanding under the Citibank credit agreement.

19—COMMITMENTS AND CONTINGENCIES
Leases—We have entered into noncancelable operating leases for some of our facilities including related office equipment located in the U.S. and Europe through 2024. Minimum lease payments under noncancelable operating leases as of December 31, 2015 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2016	$3,909
2017	3,590
2018	2,865
2019	2,798
2020	2,465
Thereafter	4,979
Total minimum lease payments	$20,606

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $4.4 million, $4.3 million and $3.9 million in 2015, 2014, and 2013, respectively.
Purchase commitments—We had various purchase obligations for goods or services totaling $40.3 million at December 31, 2015, which are expected to be paid within the next year.
Indemnifications—Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a director and officer liability insurance policy that limits our exposure under these indemnifications and enables us to recover a portion of any future loss arising out of them. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. We have determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases we have obtained liability insurance providing coverage that limits its exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2015.
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
We do not have any financial assets or liabilities measured at fair value on a recurring basis.
The following financial instruments are not measured at fair value on our consolidated balance sheet as of December 31, 2015 and 2014, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
During the third quarter of 2014, we listed our facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter of 2014 for this impairment. As of December 31, 2015 we are carrying the asset as held for sale its fair value of $1.4 million.
For the years ended December 31, 2014 and 2013 we recorded charges of $0.6 million and $1.5 million, respectively, related to impairment of trademarks and trade names. We measure these non-financial assets at fair value on a nonrecurring basis subsequent

27

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

to their initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs. See Note 6—Intangible Assets.
We also have contingent consideration associated with earn-outs from acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as we use unobservable inputs to value them, which is a probability-based income approach. Contingent considerations are classified as accrued liabilities on our consolidated balance sheets. Subsequent changes in the fair value of contingent consideration liabilities are recorded within our income statement as an operating expense.

	December 31, 2014	Additions	Payments	Adjustments	December 31, 2015
Liabilities:
Contingent consideration	$812	$6,209	$(664)	$(148)	$6,209
Total	$812	$6,209	$(664)	$(148)	$6,209
The significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by us considering the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.

21—IMMATERIAL CORRECTIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2013 we discovered an error related to the amount of manufacturing labor and overhead applied to inventory. As a result, certain previously reported amounts included in the accompanying consolidated financial statements for 2013 were revised in our consolidated financial statements for the year ended December 31, 2014 to reflect the correction of this error. We believe the effects of the errors are not material to our consolidated financial statements.
A summary of the effects of the correction of this error on our consolidated financial statements as of and for the years ended December 31, 2013 are presented in the table below (in thousands, except per share data):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2015, 2014 and 2013

	2013
	Previously Reported	Revised
Statements of Operations
Cost of revenue (1)	$142,081	$141,700
Gross profit	202,031	202,412
Income from operations	34,279	34,660
Income before provision for income tax	31,563	31,944
U.S. (Note 15)	13,108	13,200
Foreign (Note 15)	18,455	18,744
Provision for income tax expense	8,685	8,797
Current U.S. Federal (Note 15)	5,302	5,338
Current Non-U.S. (Note 15)	1,632	1,708
Federal statutory tax expense (Note 15)	11,047	11,180
Uncertain tax position (Note 15)	917	1,029
Other (Note 15)	(438)	(565)
Net income	22,878	23,147
Comprehensive income	20,905	21,175
Net income per share, basic	$0.76	$0.77
Net income per share, diluted	$0.74	$0.75
Statements of Cash Flows
Net income	$22,878	$23,147
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Inventories	(2,298)	(2,679)
Other Assets	(6,899)	(6,899)
Accrued liabilities	(5,413)	(5,301)
Net cash provided by operating activities	36,797	36,797
Statement of Stockholder’s Equity
Retained Earnings Beginning of year	$11,638	$13,265
Retained Earnings End of year	34,516	36,412

(1)    In the prior period, cost of revenue was presented inclusive of                 intangibles amortization of $2.9 million.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3/1/2001	333-44138	8/18/2000
3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3/1/2002	000-33001	9/6/2002
3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	6/18/2008
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10/3/2001	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10/3/2003	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10/4/2001	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10/15/2001	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	8/8/2013
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2016
16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	3/28/2014
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates a management contract or compensatory plan or arrangement