Form 10-K/A
period 2015-12-31
NATUS MEDICAL INC
filed 2016-03-04
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
OR
¬	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

 NATUS MEDICAL INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer ☒	Accelerated filer ¬

Non-accelerated filer ¬	Smaller reporting company ¬
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, initially filed with the Securities and Exchange Commission ("SEC") on February 29, 2016 (the "Original Filing"), is being filed to amend and restate Item 15(a)(3) in Part IV of the Original Filing in order to update the Exhibit Index referred to therein.
Also included in this Amendment are (i) signature page and (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer

By	/s/ JONATHAN A. KENNEDY
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer
Dated: March 4, 2016

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	000-33001	9/13/2012
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Natus Medical Incorporated	8-A	3.1.2	000-33001	9/6/2002
3.4	Amended and Restated Bylaws of Natus Medical Incorporated	10-Q	3.1	000-33001	5/9/2012
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Share Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.3.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Stock Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*#	2011 Stock Awards Plan (Amended as of June 6, 2014)
10.6.1*	Form of Stock Option Grant Agreement under the 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Share Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	DEF 14A	Appendix B	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	DEF 14A	Appendix B-Exhibit A	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.8.1	000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	8/8/2013
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, N.A. dated October 9, 2015	8-K	10.1	000-33001	10/14/2015
10.12#	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2016
16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	3/28/2014
21.1#	Subsidiaries of the Registrant
23.1#	Consent of Independent Registered Public Accounting Firm
23.2#	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*    Indicates a management contract or compensatory plan or arrangement
#     Previously filed with Annual Report on Form 10-K for year ended December 31, 2015