Form 10-Q
period 2016-03-31
NATUS MEDICAL INC
filed 2016-05-04
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of April 29, 2016 was 33,115,686.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$81,285	$82,469
Accounts receivable, net of allowance for doubtful accounts of $4,933 in 2016 and $4,686 in 2015	90,013	99,080
Inventories	45,691	48,572
Prepaid expenses and other current assets	11,360	11,235
Total current assets	228,349	241,356
Property and equipment, net	17,624	16,967
Intangible assets, net	83,492	86,536
Goodwill	112,921	107,466
Deferred income tax	12,695	12,782
Other assets	17,649	14,389
Total assets	$472,730	$479,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,418	$23,660
Accrued liabilities	36,911	42,137
Deferred revenue	11,460	11,311
Total current liabilities	67,789	77,108
Long-term liabilities:
Other liabilities	8,708	7,781
Deferred income tax	3,881	3,897
Total liabilities	80,378	88,786
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,092,026 in 2016 and 33,153,500 in 2015	316,189	323,745
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015	—	—
Retained earnings	115,352	106,814
Accumulated other comprehensive loss	(39,189)	(39,849)
Total stockholders’ equity	392,352	390,710
Total liabilities and stockholders’ equity	$472,730	$479,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$87,329	$89,395
Cost of revenue	32,469	35,105
Intangibles amortization	601	682
Gross profit	54,259	53,608
Operating expenses:
Marketing and selling	20,596	20,742
Research and development	7,802	6,857
General and administrative	12,481	11,552
Intangibles amortization	2,134	955
Restructuring	35	156
Total operating expenses	43,048	40,262
Income from operations	11,211	13,346
Other income (expense), net	456	(829)
Income before provision for income tax	11,667	12,517
Provision for income tax expense	3,129	3,920
Net income	$8,538	$8,597
Foreign currency translation adjustment	660	(5,079)
Comprehensive income	$9,198	$3,518
Earnings per share:
Basic	$0.26	$0.27
Diluted	$0.26	$0.26
Weighted average shares used in the calculation of earnings per share:
Basic	32,606	32,127
Diluted	33,222	33,097
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$8,538	$8,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	352	276
Excess tax benefit on the exercise of stock options	—	(1,054)
Depreciation and amortization	4,223	2,983
Loss on disposal of property and equipment	15	—
Warranty reserve	929	876
Share-based compensation	2,901	1,731
Changes in operating assets and liabilities:
Accounts receivable	10,266	413
Inventories	(903)	(1,243)
Prepaid expenses and other assets	(15)	778
Accounts payable	(3,790)	1,079
Accrued liabilities	(3,688)	(2,492)
Deferred revenue	446	159
Deferred income tax	108	1,709
Net cash provided by operating activities	19,382	13,812
Investing activities:
Acquisition of businesses, net of cash acquired	(5,649)	(12,078)
Purchases of property and equipment	(1,921)	(1,399)
Purchase of intangible assets	2	—
Net cash used in investing activities	(7,568)	(13,477)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	623	1,319
Excess tax benefit on the exercise of stock options	—	1,054
Repurchase of common stock	(9,063)	(1,312)
Taxes paid related to net share settlement of equity awards	(2,017)	(460)
Contingent consideration earn-out	(1,284)	—
Proceeds from short-term borrowings	6,000	—
Payments on borrowings	(6,000)	—
Net cash used in financing activities	(11,741)	601
Exchange rate changes effect on cash and cash equivalents	(1,257)	(495)
Net increase in cash and cash equivalents	(1,184)	441
Cash and cash equivalents, beginning of period	82,469	66,558
Cash and cash equivalents, end of period	$81,285	$66,999
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$2
Cash paid for income taxes	$3,950	$149
Non-cash investing activities:
Property and equipment included in accounts payable	$226	$172
Inventory transferred to property and equipment	$209	$377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” “we,” “us,” “our,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and except for the prior period correction of errors disclosed below, reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. We have made certain reclassifications to the prior period to conform to current period presentation.
Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires a lessee to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. Qualitative along with specific quantitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in the first quarter of 2016 which will be applied using a modified retrospective approach. For the three months ended March 31, 2016, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $0.8 million was recognized in the quarterly period ended March 31, 2016 as a result of the adoption of ASU 2016-09. There will be no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.
2 - Business Combinations
NeuroQuest
On March 2, 2016, we acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest compliments our Global Neuro-Diagnostics ("GND") and Monarch Medical Diagnostics, LLC ("Monarch") acquisitions which offer patients a convenient way to complete routine electroencephalography ("EEG") and video electromyography ("EMG") testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement also included an asset consideration holdback of $0.5 million. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material and the purchase accounting is not yet completed.
Monarch
We acquired Monarch through an asset purchase on November 13, 2015. Monarch's service compliments our GND acquisition which offers patients a convenient way to complete routine diagnostic EEG and EMG testing. The service also provides comprehensive reporting and support to the physician. The cash consideration for Monarch was $2.7 million. The purchase agreement also included a contingent consideration holdback of $1.0 million which we paid on January 11, 2016. Pro forma financial information for the Monarch acquisition is not presented as it is not considered material.
Global Neuro-Diagnostics
We acquired GND through an equity purchase on January 23, 2015. GND's service offers patients a convenient way to complete routine diagnostic EEG and EMG testing, which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million. The purchase agreement also included an earn-out condition which we estimate to be $3.8 million. This earn-out is contingent upon GND achieving certain revenue milestones from 2015 to 2017. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
NicView
On January 2, 2015, we purchased the assets of NicView for cash consideration of $1.1 million. NicView provides streaming video for families with babies in the neonatal intensive care unit. The asset purchase agreement included an earn-out condition of $1.3 million that was contingent upon orders received and installed by February 28, 2016. The earn-out was paid on March 28, 2016. Pro forma financial information for the NicView acquisition is not presented as it is not considered material.
3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income	$8,538	$8,597
Weighted average common shares	32,606	32,127
Dilutive effect of stock based awards	616	970
Diluted Shares	33,222	33,097
Basic earnings per share	$0.26	$0.27
Diluted earnings per share	$0.26	$0.26
Shares excluded from calculation of diluted EPS	179	—

4 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and subassemblies	$23,225	$19,041
Work in process	1,773	1,343
Finished goods	32,204	36,149
Total inventories	57,202	56,533
Less: Non-current inventories	(11,511)	(7,961)
Inventories, current	$45,691	$48,572
At March 31, 2016 and December 31, 2015, we have classified $11.5 million and $8.0 million, respectively, of inventories as other assets. We expect that we will not use this inventory within the next twelve months. This inventory consists primarily of last time buy items from our suppliers, service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling and inventory that we purchased in bulk quantities. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$63,768	$—	$(32,557)	$31,211	$63,668	$—	$(31,600)	$32,068
Customer related	35,661	—	(15,213)	20,448	35,529	—	(14,352)	21,177
Trade names	31,951	(3,394)	(4,079)	24,478	31,837	(3,340)	(3,052)	25,445
Internally developed software	15,526	—	(8,642)	6,884	15,513	—	(8,155)	7,358
Patents	2,707	—	(2,236)	471	2,663	—	(2,175)	488
Backlog	718	—	(718)	—	717	—	(717)	—
Definite-lived intangible assets	$150,331	$(3,394)	$(63,445)	$83,492	$149,927	$(3,340)	$(60,051)	$86,536

Finite-lived intangible assets are amortized over their useful lives, which are 5 to 20 years for technology, 4 to 16 years for customer related intangibles, 4 to 10 years for internally developed software, 7 years for trade names, and 10 to 15 years for patents.
Internally developed software consists of $13.3 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Technology	$853	$960
Customer related	794	605
Trade names	1,029	—
Internally developed software	476	354
Patents	28	28
Total amortization	$3,180	$1,947

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2016	$9,405
2017	12,283
2018	12,058
2019	10,908
2020	8,745
2021	8,007
Thereafter	22,086
Total expected amortization expense	$83,492

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2015	$107,466
Acquisitions	5,149
Foreign currency translation	306
March 31, 2016	$112,921

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$2,879	$2,918
Buildings	5,454	5,662
Leasehold improvements	2,353	2,345
Office furniture and equipment	13,921	13,866
Computer software and hardware	12,125	10,488
Demonstration and loaned equipment	11,439	11,216
	48,171	46,495
Accumulated depreciation	(30,547)	(29,528)
Total	$17,624	$16,967
Depreciation expense of property and equipment was approximately $1.0 million for the three months ended March 31, 2016, and approximately $1.0 million for the three months ended March 31, 2015.

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
As of March 31, 2016 we had accrued $6.6 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair, costs associated with shipping and repairing the product, and the assumption that the FDA will approve our plan for compliance. We expect that costs associated with bringing the products back into compliance will not be incurred until the third quarter of 2016.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$10,386	$2,753
Additions charged to expense	929	876
Reductions	(738)	(654)
Balance, end of period	$10,577	$2,975
The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.
9 - Share-Based Compensation
At March 31, 2016, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2016 and our methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$76	$51
Marketing and selling	279	363
Research and development	513	217
General and administrative	2,033	1,100
Total	$2,901	$1,731
As of March 31, 2016, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $15.1 million, which is expected to be recognized over a weighted average period of 1.3 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest income	$8	$10
Interest expense	(31)	(1)
Foreign currency gain (loss)	450	(989)
Other	29	151
Total other income (expense), net	$456	$(829)

11 - Income Taxes
Provision for Income Tax Expense
We recorded provisions for income tax of $3.1 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 26.8% and 31.3% for the three months ended March 31, 2016 and 2015, respectively. Our year-to-date results reflect the projected fiscal year 2016 effective tax rate as adjusted for the impact of any quarterly discrete events. Discrete items for the three months ended March 31, 2016 include the tax rate impact from adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and recording certain tax reserves. The impact from the adoption of ASU 2016-09 decreased our quarterly effective tax rate by 6.8%. Independent from the adoption of ASU 2016-09, the tax reserve we recorded in this quarter increased our quarterly tax rate by 4.7%. Discrete items recorded during the three months ended March 31, 2015 increased the quarterly tax rate by 3.6%. The decrease in our quarterly effective tax rate, excluding the impact of discrete items for the three months ended March 31, 2016, compared with the three months ended March 31, 2015 is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $0.6 million net tax expense of unrecognized tax benefits for the three months ended March 31, 2016. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $0.5 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2012 through 2015, U.S. States 2011 through 2015 and significant foreign jurisdictions 2012 through 2015.

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
Activity in the restructuring reserves for the three months ended March 31, 2016 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2015	$1,676	$—	$1,676
Additions	140	232	372
Reversals	(337)	—	(337)
Payments	(239)	(232)	(471)
Balance at March 31, 2016	$1,240	$—	$1,240

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Consolidated Revenue:
United States	$56,899	$54,564
Foreign countries	30,430	34,831
Totals	$87,329	$89,395

	Three Months Ended March 31,
	2016	2015
Revenue by End Market:
Neurology Products
Devices and Systems	$38,876	$40,108
Supplies	15,355	14,876
Services	2,441	1,287
Total Neurology Revenue	56,672	56,271
Newborn Care Products
Devices and Systems	13,541	18,364
Supplies	11,614	12,388
Services	5,502	2,372
Total Newborn Care Revenue	30,657	33,124
Total Revenue	$87,329	$89,395

	March 31, 2016	December 31, 2015
Property and equipment, net:
United States	$7,032	$6,664
Canada	5,082	5,165
Argentina	2,110	2,361
Ireland	1,919	1,651
Other foreign countries	1,481	1,126
Totals	$17,624	$16,967
During the three months ended March 31, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of March 31, 2016 and December 31, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter of 2014 for this impairment. As of March 31, 2016 we are carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
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

	December 31, 2015	Additions	Payments	Adjustments	March 31, 2016
Liabilities:
Contingent consideration	$6,209	$500	$(2,284)	$(102)	$4,323
Total	$6,209	$500	$(2,284)	$(102)	$4,323
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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2015 of Natus Medical Incorporated. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2015 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
Natus is a leading provider of healthcare products used for the screening, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2015 and in the first quarter of 2016, we completed four acquisitions, NicView, GND, Monarch, and NeuroQuest. We expect to continue to pursue opportunities to acquire other businesses in the future.
End Markets
Our products address two primary end markets:

•
Neurology - Includes products and services for diagnostic electroencephalography and long term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, intra-operative monitoring, and diagnostic and monitoring transcranial doppler ultrasound technology.

•
Newborn Care - Includes products and services for newborn care including video streaming, hearing screening, brain injury, thermoregulation, jaundice management, and various disposable products, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

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
Revenue by Product Category

We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31,
	2016	2015
Devices and Systems	60%	65%
Supplies	31%	31%
Services	9%	4%
Total	100%	100%
During the three months ended March 31, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.
2016 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue decreased $2.1 million in the first quarter ended March 31, 2016 to $87.3 million compared to $89.4 million in the first quarter of the previous year. Our revenue decreases were primarily in the International markets and Newborn Care device sales in the United States partially offset by growth in our Services businesses and Neurology devices in the United States.
Net income was $8.5 million or $0.26 per diluted share in the three months ended March 31, 2016, compared with net income of $8.6 million or $0.26 per diluted share in the same period in 2015. The slight decrease in net income was a result of an increase in operating expenses, partially offset by increases in gross profit due to product mix and operating efficiencies, increases in other income and lower income taxes.
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
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2015, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue	37.2%	39.3%
Intangibles amortization	0.7%	0.8%
Gross profit	62.1%	59.9%
Operating expenses:
Marketing and selling	23.6%	23.2%
Research and development	8.9%	7.7%
General and administrative	14.3%	12.9%
Intangibles Amortization	2.4%	1.1%
Restructuring	—%	0.2%
Total operating expenses	49.2%	45.1%
Income from operations	12.9%	14.8%
Other expense, net	0.5%	(0.9)%
Income before provision for income tax	13.4%	13.9%
Provision for income tax expense	3.6%	4.4%
Net income	9.8%	9.5%
Revenues
The following table shows revenue by products during the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Neurology Products
Devices and Systems	$38,876	$40,108	(3)%
Supplies	15,355	14,876	3%
Services	2,441	1,287	90%
Total Neurology Revenue	56,672	56,271	1%
Newborn Care Products
Devices and Systems	13,541	18,364	(26)%
Supplies	11,614	12,388	(6)%
Services	5,502	2,372	132%
Total Newborn Care Revenue	30,657	33,124	(7)%
Total Revenue	$87,329	$89,395	(2)%

For the three months ended March 31, 2016, Neurology revenue increased by 1% compared to the same quarter last year. Growth in our domestic market was partially offset by a decline in revenue from international markets due mainly to ongoing weakness of European markets. Revenues from sales of Neurology Devices and Systems decreased by 3%, driven mainly by declines in international EEG, EMG and IOM revenue partially offset by growth in United States device revenue, particularly for EEG. Revenue from Supplies increased by 3%, with growth in both our domestic and international markets. The growth in Services revenue is the result of our January 2015 acquisition of Global Neuro-Diagnostics followed by acquisitions of Monarch Diagnostics in November 2015 and NeuroQuest in March 2016.
For the three months ended March 31, 2016, Newborn Care revenue decreased by 7% compared to the same quarter last year. Geographically, the decrease was primarily in the international markets. Revenue from Devices and Systems decreased by 26% compared to the same period last year. The decrease was experienced across all devices including hearing, phototherapy, incubators, and warmers, and brain injury. We believe this decrease is due in part to customer delays in submitting orders in both domestics and international markets, some cannibalization due to the growth of Peloton, our hearing screening service, and a shipping hold on two of our products that we expect to be lifted in the following quarters. Revenue from supplies slightly decreased in the first quarter of 2016 as compared to the same period last year. Revenue from Services increased 132% compared to the same period last year. This increase was due to the growth of Peloton, our hearing screening service launched in the first quarter of 2014, and the growth of our Data Management services.
No single customer accounted for more than 10% of our revenue in the three months ended March 31, 2016 or March 31, 2015. Revenue from domestic sales increased 4% to $56.9 million for the three months ended March 31, 2016 from $54.6 million in the first quarter of 2015. Revenue from international sales decreased 13% to $30.4 million for the three months ended March 31, 2016 compared to $34.8 million in the first quarter of 2015. We believe, the decrease in international revenue was driven by slowing international economies.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$87,329	$89,395
Cost of revenue	32,469	35,105
Intangibles amortization	601	682
Gross profit	54,259	53,608
Gross profit percentage	62.1%	60.0%
For the three months ended March 31, 2016, gross profit as a percentage of revenue increased 2.1% compared to the same period in the prior year. This increase in gross profit as a percentage of revenue was attributable to the shift in our geographic mix towards the United States and a decrease in inventory provision charges compared to the same period last year.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2016	2015
Marketing and selling	$20,596	$20,742
Percentage of revenue	23.6%	23.2%
Research and development	$7,802	$6,857
Percentage of revenue	8.9%	7.7%
General and administrative	$12,481	$11,552
Percentage of revenue	14.3%	12.9%
Intangibles amortization	$2,134	$955
Percentage of revenue	2.4%	1.1%
Restructuring	$35	$156
Percentage of revenue	—%	0.2%
Marketing and Selling
Marketing and selling expenses as a percentage of revenue increased slightly for the three months ended March 31, 2016 as compared to the same period in 2015. Marketing and selling expenses remained fairly constant as compared to the same period last year.
Research and Development
Research and development expenses increased during the three months ended March 31, 2016 compared to the same periods in 2015. This increase is attributable to activities related to the remediation of certain deficiencies identified in our quality system and an increase in project spend.
General and Administrative
General and administrative expense increased during the three months ended March 31, 2016 as compared to the same periods in 2015. This increase is attributable to changes in bad debt expense, consulting fees to improve productivity and an investment in managerial skills in Argentina.
Intangibles Amortization
Intangibles amortization increased during the three months ended March 31, 2016 as compared to the same periods in 2015. This was due to the acquisition of GND and to assigning lives to our trade names. During the second quarter of 2015 we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense.
Restructuring
Restructuring expenses decreased during the three months ended March 31, 2016 compared to the same periods in 2015. In 2015 we experienced higher expense related to severance accruals.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2016 we reported other income of $0.5 million compared to other expense of $0.8 million for the same period in 2015. This increase is mainly attributable to an increase in net currency exchange gains.

Provision for Income Tax
We recorded provisions for income tax of $3.1 million and $3.9 million for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was 26.8% and 31.3% for the three months ended March 31, 2016 and 2015, respectively. Our year-to-date results reflect the projected fiscal year 2016 effective tax rate as adjusted for the impact of any quarterly discrete events. Our discrete items for the three months ended March 31, 2016 includes the tax rate impact from adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and recording certain tax reserves. The impact from the adoption of ASU 2016-09 decreased our quarterly effective tax rate by 6.8%. Independent from the adoption of ASU 2016-09, the tax reserve we recorded in this quarter increased our quarterly tax rate by 4.7%. The discrete items recorded during the three months ended March 31, 2015 increased the quarterly tax rate by 3.6%. The decrease in our quarterly effective tax rate, excluding the impact of discrete items for the three months ended March 31, 2016, compared with the three months ended March 31, 2015 is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $0.6 million net tax expense of unrecognized tax benefits for the three months ended March 31, 2016. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $0.5 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2012 through 2015, U.S. States 2011 through 2015 and significant foreign jurisdictions 2012 through 2015.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$81,285	$82,469
Working capital	160,560	164,248

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$19,382	$13,812
Net cash used in investing activities	(7,568)	(13,477)
Net cash used in financing activities	(11,741)	601
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2016, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $64.3 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On October 9, 2015 we entered into a Credit Agreement with Citibank, National Association (“Citibank”). Pursuant to the terms of the Credit Agreement, Citibank agrees, on a non-committed basis, to make loans to us from time to time, not to exceed at any time the aggregate principal amount of $25.0 million. The proceeds under the Revolving Line of Credit shall be used by us for working capital and general corporate purposes. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. Concurrent with the execution of the Credit Agreement, we exited an existing and previously disclosed credit agreement with Wells Fargo, N.A. We have no other significant credit facilities. As of March 31, 2016 no amounts were outstanding under the Credit Agreement.
During the three months ended March 31, 2016 cash provided by operating activities of $19.4 million was the result of $8.5 million of net income, non-cash adjustments to net income of $8.4 million, and net cash inflows of $2.4 million from changes in operating assets and liabilities. This was primarily driven by a large decrease in accounts receivable stemming from collections made during the three months ended March 31, 2016 offset by a decrease in accounts payable. Cash used in investing activities during the period was $7.6 million and consisted primarily of cash used in the acquisition of NeuroQuest of $4.6 million, net of cash acquired. Cash used to acquire other property and equipment was $1.9 million. Cash used in financing activities during the three months ended March 31, 2016 was $11.7 million and consisted of $9.1 million for repurchases of common stock under our share repurchase program, $2.0 million for taxes paid related to net share settlement of equity awards, and $1.3 million for a contingent consideration payment to NicView, which we acquired in 2015, offset by proceeds from stock option exercises of $0.6 million. During the three months ended March 31, 2016, we borrowed and paid back $6.0 million of cash within the quarter.
During the three months ended March 31, 2015 cash provided by operating activities of $13.8 million was the result of $8.6 million of net income, non-cash adjustments to net income of $4.8 million, and net cash inflows of $0.4 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $13.5 million, and consisted of cash used to acquire GND of $11.4 million and cash used to acquire other property and equipment of $1.4 million. Cash provided by financing activities during the three months ended March 31, 2015 was $0.6 million and consisted primarily of $1.3 million for repurchases of common stock under our share repurchase program, and $0.5 million for taxes paid related to net share settlement of equity awards, offset by proceeds from stock options exercises and their related tax benefits of $2.4 million.
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
Commitments and Contingencies
In the normal course of business we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, noncancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities.
There are no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the three months ended March 31, 2016, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
During the three months ended March 31, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 1A.    Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes in our risks from such description.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	24,000	$39.62	24,000	$12,906,819
February 1, 2016 - February 29, 2016	134,520	$34.36	134,520	$8,286,096
March 1, 2016 - March 31, 2016	92,000	$37.86	92,000	$4,802,054
Total	250,520	$36.15	250,520	$4,802,054
In June 2014, the Board of Directors authorized the repurchase of up to $10 million of common stock pursuant to a stock repurchase program. In June 2015, the program was expanded to include up to an additional $20 million of our common stock. There is no set expiration date for the program.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 4, 2016	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 4, 2016	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)