Form 10-Q
period 2016-06-30
NATUS MEDICAL INC
filed 2016-08-03
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 29, 2016 was 32,950,791.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$96,284	$82,469
Accounts receivable, net of allowance for doubtful accounts of $5,176 in 2016 and $4,686 in 2015	93,102	99,080
Inventories	43,620	48,572
Prepaid expenses and other current assets	12,925	11,235
Total current assets	245,931	241,356
Property and equipment, net	17,174	16,967
Intangible assets, net	81,309	86,536
Goodwill	110,864	107,466
Deferred income tax	12,809	12,782
Other assets	18,005	14,389
Total assets	$486,092	$479,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,836	$23,660
Short-term borrowings	10,000	—
Accrued liabilities	37,306	42,137
Deferred revenue	11,262	11,311
Total current liabilities	77,404	77,108
Long-term liabilities:
Other liabilities	8,632	7,781
Deferred income tax	3,839	3,897
Total liabilities	89,875	88,786
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,942,199 in 2016 and 33,153,500 in 2015	311,626	323,745
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015	—	—
Retained earnings	125,865	106,814
Accumulated other comprehensive loss	(41,274)	(39,849)
Total stockholders’ equity	396,217	390,710
Total liabilities and stockholders’ equity	$486,092	$479,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$95,958	$91,937	$183,287	$181,332
Cost of revenue	37,879	33,844	70,348	68,948
Intangibles amortization	604	683	1,205	1,366
Gross profit	57,475	57,410	111,734	111,018
Operating expenses:
Marketing and selling	21,237	22,108	41,831	42,850
Research and development	7,105	7,309	14,907	14,167
General and administrative	11,923	11,656	24,404	23,208
Intangibles amortization	2,197	2,174	4,332	3,129
Restructuring	1,083	161	1,118	316
Total operating expenses	43,545	43,408	86,592	83,670
Income from operations	13,930	14,002	25,142	27,348
Other income (expense), net	25	(380)	481	(1,210)
Income before provision for income tax	13,955	13,622	25,623	26,138
Provision for income tax expense	3,443	3,771	6,573	7,691
Net income	$10,512	$9,851	$19,050	$18,447
Foreign currency translation adjustment	(2,085)	1,269	(1,425)	(3,810)
Comprehensive income	$8,427	$11,120	$17,625	$14,637
Earnings per share:
Basic	$0.32	$0.31	$0.59	$0.57
Diluted	$0.32	$0.30	$0.58	$0.56
Weighted average shares used in the calculation of earnings per share:
Basic	32,438	32,273	32,521	32,201
Diluted	32,983	33,204	33,118	33,158
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$19,050	$18,447
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	760	583
Excess tax benefit on the exercise of stock options	—	(4,371)
Depreciation and amortization	8,396	7,178
Loss on disposal of property and equipment	(31)	—
Warranty reserve	2,312	3,153
Share-based compensation	5,003	3,491
Changes in operating assets and liabilities:
Accounts receivable	7,594	(967)
Inventories	352	(4,880)
Prepaid expenses and other assets	(1,793)	2,283
Accounts payable	(4,686)	(1,866)
Accrued liabilities	(4,024)	(7,002)
Deferred revenue	123	(1,219)
Deferred income tax	(63)	4,693
Net cash provided by operating activities	32,993	19,523
Investing activities:
Acquisition of businesses, net of cash acquired	(6,150)	(11,559)
Purchases of property and equipment	(2,103)	(2,375)
Purchase of intangible assets	(241)	(890)
Net cash used in investing activities	(8,494)	(14,824)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	2,207	5,715
Excess tax benefit on the exercise of stock options	—	4,371
Repurchase of common stock	(16,754)	(5,515)
Taxes paid related to net share settlement of equity awards	(2,575)	(1,649)
Contingent consideration earn-out	(1,284)	(664)
Proceeds from short-term borrowings	16,000	—
Payments on borrowings	(6,000)	—
Net cash used in financing activities	(8,406)	2,258
Exchange rate changes effect on cash and cash equivalents	(2,278)	(277)
Net increase in cash and cash equivalents	13,815	6,680
Cash and cash equivalents, beginning of period	82,469	66,558
Cash and cash equivalents, end of period	$96,284	$73,238
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$—
Cash paid for income taxes	$7,755	$2,491
Non-cash investing activities:
Property and equipment included in accounts payable	$64	$209
Inventory transferred to property and equipment	$362	$593
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
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. We have made certain reclassifications to the prior period to conform to current period presentation.
Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company will adopt the standard in its first quarter of 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in the first quarter of 2016 which was applied using a modified retrospective approach. For the six months ended June 30, 2016, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $1.4 million was recognized in the period ended June 30, 2016 as a result of the adoption of ASU 2016-09. There was no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.
2 - Business Combinations
RetCam
On July 6, 2016, we acquired the portfolio of RetCam imaging systems from Clarity Medical Systems, Inc. for $10.6 million in cash. RetCam is an imaging system used to diagnose and monitor a range of ophthalmic maladies in premature infants. The purchase agreement also included an asset consideration holdback of $2.0 million. Results of operations for RetCam will be included in our consolidated financial statements from the date of acquisition.
NeuroQuest
On March 2, 2016, we acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest compliments our Global Neuro-Diagnostics ("GND") and Monarch Medical Diagnostics, LLC ("Monarch") acquisitions which offer patients a convenient way to complete routine-electroencephalography ("EEG") and extended video electronencephalography ("VEEG") testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement also included an asset consideration holdback of $0.5 million. Purchase price allocation is considered preliminary at this time and expected to be finalized during the third quarter of 2016. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.
Monarch
We acquired Monarch through an asset purchase on November 13, 2015. Monarch's service compliments our GND acquisition which offers patients a convenient way to complete routine and extended video EEG diagnostic testing. The service also provides comprehensive reporting and support to the physician. The cash consideration for Monarch was $2.7 million. The purchase agreement also included a contingent consideration holdback of $1.0 million which we paid on January 11, 2016. Pro forma financial information for the Monarch acquisition is not presented as it is not considered material.
Global Neuro-Diagnostics
We acquired GND through an equity purchase on January 23, 2015. GND's service offers patients a convenient way to complete routine and extended video EEG diagnostic testing, which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million. The purchase agreement also included an earn-out condition which we estimate to be $3.3 million. This earn-out is contingent upon GND achieving certain revenue milestones from 2015 to 2017. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
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

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$10,512	$9,851	$19,050	$18,447
Weighted average common shares	32,438	32,273	32,521	32,201
Dilutive effect of stock based awards	545	931	597	957
Diluted Shares	32,983	33,204	33,118	33,158
Basic earnings per share	$0.32	$0.31	$0.59	$0.57
Diluted earnings per share	$0.32	$0.30	$0.58	$0.56
Shares excluded from calculation of diluted EPS	186	—	183	—

4 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and subassemblies	$21,704	$19,041
Work in process	1,460	1,343
Finished goods	32,263	36,149
Total inventories	55,427	56,533
Less: Non-current inventories	(11,807)	(7,961)
Inventories, current	$43,620	$48,572
At June 30, 2016 and December 31, 2015, we have classified $11.8 million and $8.0 million, respectively, of inventories as other assets. We expect that we will not use this inventory within the next twelve months. This inventory consists primarily of last time buy items from our suppliers, service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling and inventory that we purchased in bulk quantities. Management believes that these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$63,343	$—	$(33,277)	$30,066	$63,668	$—	$(31,600)	$32,068
Customer related	36,817	—	(15,993)	20,824	35,529	—	(14,352)	21,177
Trade names	31,869	(3,369)	(5,089)	23,411	31,837	(3,340)	(3,052)	25,445
Internally developed software	15,739	—	(9,168)	6,571	15,513	—	(8,155)	7,358
Patents	2,684	—	(2,247)	437	2,663	—	(2,175)	488
Backlog	718	—	(718)	—	717	—	(717)	—
Definite-lived intangible assets	$151,170	$(3,369)	$(66,492)	$81,309	$149,927	$(3,340)	$(60,051)	$86,536

Finite-lived intangible assets are amortized over their useful lives, which are 5 to 20 years for technology, 4 to 16 years for customer related intangibles, 4 to 10 years for internally developed software, 7 years for trade names, and 10 to 15 years for patents.
Internally developed software consists of $13.5 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Technology	$855	$961	$1,708	$1,921
Customer related	853	715	1,646	1,404
Trade names	1,019	1,025	2,037	1,025
Internally developed software	528	353	1,017	707
Patents	28	28	56	56
Total amortization	$3,283	$3,082	$6,464	$5,113

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2016	$6,381
2017	12,557
2018	12,333
2019	11,174
2020	8,975
2021	8,014
Thereafter	21,875
Total expected amortization expense	$81,309

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2015	$107,466
Acquisitions	3,500
Foreign currency translation	(102)
June 30, 2016	$110,864

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$2,866	$2,918
Buildings	5,344	5,662
Leasehold improvements	2,392	2,345
Office furniture and equipment	14,040	13,866
Computer software and hardware	12,189	10,488
Demonstration and loaned equipment	11,574	11,216
	48,405	46,495
Accumulated depreciation	(31,231)	(29,528)
Total	$17,174	$16,967
Depreciation expense of property and equipment was approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2016, respectively, and approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2015, respectively.

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
As of June 30, 2016 we had accrued $6.6 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping and repairing the product. We expect that costs associated with bringing the products back into compliance will not be incurred until the third quarter of 2016. Additional costs could be incurred in future periods to bring products into regulatory compliance, but such costs cannot currently be reasonably estimated.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$10,577	$2,975	$10,386	$2,753
Additions charged to expense	1,383	2,278	2,312	3,153
Reductions	(1,102)	(845)	(1,840)	(1,498)
Balance, end of period	$10,858	$4,408	$10,858	$4,408
The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

9 - Share-Based Compensation
As of June 30, 2016, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2016 and our methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$43	$36	$119	$87
Marketing and selling	174	322	453	685
Research and development	352	178	865	395
General and administrative	1,533	1,224	3,566	2,324
Total	$2,102	$1,760	$5,003	$3,491
As of June 30, 2016, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $13.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$10	$6	$18	$16
Interest expense	(97)	—	(129)	—
Foreign currency gain (loss)	52	(501)	502	(1,491)
Other	60	115	90	265
Total other income (expense), net	$25	$(380)	$481	$(1,210)

11 - Income Taxes
Provision for Income Tax Expense

We recorded provisions for income tax of $3.4 million and $6.6 million for the three and six months ended June 30, 2016, respectively. Our effective tax rate was 24.7% and 25.7% for the three and six months ended June 30, 2016, respectively. We recorded provisions for income tax of $3.8 million and $7.7 million for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 27.7% and 29.4% for the three and six months ended June 30, 2015, respectively.
Our effective tax rate for the three and six months ended June 30, 2016 differed from the federal statutory tax rate primarily because of profits in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate from the three and six months ended June 30, 2015 is primarily attributable to shifts in the geographical mix of income.
Our year-to-date results reflect the projected fiscal year 2016 effective tax rate as adjusted for the impact of any quarterly discrete events. Discrete items for the three months ended June 30, 2016 include the tax rate impact from adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and recording certain tax true-ups. The impact from the adoption of ASU 2016-09 decreased our quarterly effective tax rate by 4.4%. Independent from the adoption of ASU 2016-09, the foreign tax true-up we recorded in this quarter increased our quarterly tax rate by 3.1%. Discrete items recorded during the three months ended June 30, 2015 increased the quarterly tax rate by 6.9%. The decrease in our quarterly effective tax rate, excluding the impact of discrete items for the three months ended June 30, 2016, compared with the three months ended June 30, 2015 is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $0.6 million net tax expense unrecognized tax benefits for the six months ended June 30, 2016. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $0.5 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2012 through 2015, U.S. States 2011 through 2015 and significant foreign jurisdictions 2012 through 2015.

12 - Restructuring Reserves
Historically, the Company has completed multiple acquisitions of other companies and businesses. Following an acquisition the Company will, as it determines appropriate, initiate restructuring events to eliminate redundant costs to maintain a competitive cost structure. Restructuring expenses are related to permanent reductions in workforce and redundant facility closures.
The balance of the restructuring reserve is included in accrued liabilities on the accompanying condensed consolidated balance sheets. Employee termination benefits are included as a part of restructuring expenses.
Activity in the restructuring reserves for the six months ended June 30, 2016 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2015	$1,676	$—	$1,676
Additions	255	1,274	1,529
Reversals	(425)	—	(425)
Payments	(995)	(388)	(1,383)
Balance at June 30, 2016	$511	$886	$1,397

13 - Debt and Credit Arrangements
The Company has a Credit Agreement with Citibank, National Association (“Citibank”). Pursuant to the Credit Agreement, Citibank agrees, on a non-committed basis, to make loans to us from time to time, not to exceed at any time the aggregate principal amount of $25.0 million. The proceeds under the Revolving Line of Credit may be used by us for working capital and general corporate purposes. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities.

Short-term borrowings at June 30, 2016 consists of $10.0 million under the credit facility in the form of revolving debt, with an interest rate of LIBOR plus 1.75%.

At June 30, 2016, the carrying value of total debt approximates fair market value. The fair value of the Company's debt is considered a Level 3 measurement.

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Revenue:
United States	$67,528	$60,505	$124,425	$115,069
Foreign countries	28,430	31,432	58,862	66,263
Totals	$95,958	$91,937	$183,287	$181,332

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue by End Market:
Neurology Products
Devices and Systems	$42,931	$40,985	$82,128	$81,094
Supplies	15,067	15,441	30,101	30,317
Services	3,222	2,201	5,663	3,489
Total Neurology Revenue	61,220	58,627	117,892	114,900
Newborn Care Products
Devices and Systems	16,967	17,744	30,508	36,108
Supplies	12,272	12,262	23,886	24,650
Services	5,499	3,304	11,001	5,674
Total Newborn Care Revenue	34,738	33,310	65,395	66,432
Total Revenue	$95,958	$91,937	$183,287	$181,332

	June 30, 2016	December 31, 2015
Property and equipment, net:
United States	$6,855	$6,664
Canada	5,042	5,165
Argentina	2,033	2,361
Ireland	1,883	1,651
Other foreign countries	1,361	1,126
Totals	$17,174	$16,967

During the three and six months ended June 30, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of June 30, 2016 and December 31, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter of 2014 for this impairment. As of June 30, 2016 we are carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
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

	December 31, 2015	Additions	Payments	Adjustments	June 30, 2016
Liabilities:
Contingent consideration	$6,209	$500	$(2,284)	$(611)	$3,814
Total	$6,209	$500	$(2,284)	$(611)	$3,814
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

•
Newborn Care - Includes products and services for newborn care including video streaming, hearing screening, brain injury, thermoregulation, jaundice management, retinopathy of prematurity, and various disposable products, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and six months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Devices and Systems	62%	64%	61%	65%
Supplies	28%	30%	29%	30%
Services	9%	6%	9%	5%
Total	100%	100%	100%	100%
During the three and six months ended June 30, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.
2016 Second Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $4.0 million in the second quarter ended June 30, 2016 to $96.0 million compared to $91.9 million in the second quarter of the previous year. Our revenue increases were primarily in the domestic markets for Neurology and Newborn Care device sales and our service businesses, partially offset by declines in international market device sales.
Net income was $10.5 million or $0.32 per diluted share in the three months ended June 30, 2016, compared with net income of $9.9 million or $0.30 per diluted share in the same period in 2015. The increase in net income was a result of higher revenue, partially offset by a decrease in gross profit due to product mix and higher warranty and restructuring costs for the current quarter.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.5%	36.8%	38.4%	38.0%
Intangibles amortization	0.6%	0.7%	0.7%	0.8%
Gross profit	59.9%	62.5%	60.9%	61.2%
Operating expenses:
Marketing and selling	22.1%	24.0%	22.8%	23.6%
Research and development	7.4%	8.0%	8.1%	7.8%
General and administrative	12.4%	12.7%	13.3%	12.8%
Intangibles Amortization	2.3%	2.4%	2.4%	1.7%
Restructuring	1.1%	0.2%	0.6%	0.2%
Total operating expenses	45.3%	47.3%	47.2%	46.1%
Income from operations	14.6%	15.2%	13.7%	15.1%
Other expense, net	—%	(0.4)%	0.3%	(0.7)%
Income before provision for income tax	14.6%	14.8%	14.0%	14.4%
Provision for income tax expense	3.6%	4.1%	3.6%	4.2%
Net income	11.0%	10.7%	10.4%	10.2%
Revenues
The following table shows revenue by products during the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Neurology Products
Devices and Systems	$42,931	$40,985	5%	$82,128	$81,094	1%
Supplies	15,067	15,441	(2)%	30,101	30,317	(1)%
Services	3,222	2,201	46%	5,663	3,489	62%
Total Neurology Revenue	61,220	58,627	4%	117,892	114,900	3%
Newborn Care Products
Devices and Systems	16,967	17,744	(4)%	30,508	36,108	(16)%
Supplies	12,272	12,262	—%	23,886	24,650	(3)%
Services	5,499	3,304	66%	11,001	5,674	94%
Total Newborn Care Revenue	34,738	33,310	4%	65,395	66,432	(2)%
Total Revenue	$95,958	$91,937	4%	$183,287	$181,332	1%

For the three months ended June 30, 2016, Neurology revenue increased by 4% compared to the same quarter last year. Strong growth in our domestic market was partially offset by a decline in revenue from international markets, due mainly to ongoing weakness of European markets. Revenues from sales of Neurology Devices and Systems increased by 5%, driven mainly by growth in domestic EEG, PSG, and EMG, revenue partially offset by declines in international device revenue, particularly for PSG. Revenue from Supplies decreased by 2%, mainly due to decreased revenue in our domestic market. The growth in Services revenue is primarily the result of our January 2015 acquisition of Global Neuro-Diagnostics, our November 2015 acquisition of Monarch Diagnostics and our March 2016 acquisition of NeuroQuest.
For the three months ended June 30, 2016, Newborn Care revenue increased by 4% compared to the same quarter last year. Geographically, the increase was in our domestic markets. Revenue from Newborn Care Devices and Systems decreased by 4% compared to the same period last year. The decrease was primarily in the hearing and distributed products, offset by increases in phototherapy and video streaming products. We believe this decrease is due in part to customer delays in submitting orders in the international markets and some cannibalization of hearing products due to the growth of Peloton, our hearing screening service. The decrease in Newborn Care Devices and Systems was partially offset by revenue resulting from the release of a shipping hold on two of our phototherapy products and growth in sales of our video streaming product market, NicView. Revenue from Supplies was flat compared to the same period last year. Revenue from Services increased 66% compared to the same period last year. This increase was due to the growth of Peloton and the growth of our Data Management services.
For the six months ended June 30, 2016, Neurology revenue increased by 3% compared to the same period last year. Growth in our domestic market was partially offset by a decline in revenue from international markets, due mainly to ongoing weakness of European and Canadian markets. Revenues from sales of Neurology Devices and Systems increased by 1%, driven mainly by growth in domestic EEG and PSG revenue, partially offset by declines in international revenue. Revenue from Supplies decreased by 1%, mainly due to decreased revenue in our domestic market. The growth in Services revenue is the result of our acquisitions of Global Neuro-Diagnostics, Monarch Diagnostics, and NeuroQuest.
For the six months ended June 30, 2016, Newborn Care revenue increased by 1% compared to the same period last year. Geographically, the increase was in our domestic markets. Revenue from Devices and Systems decreased by 16% compared to the same period last year. The decrease was experienced across virtually all devices including hearing, incubators, and warmers, distributed products and brain injury, although we experienced an increase in revenue from phototherapy products due to the release of a shipping hold on two of our phototherapy products and in video streaming products. We believe the decrease in Newborn Care Devices and Systems is due in part to customer delays in submitting orders in both domestic and international markets, some cannibalization due to the growth of Peloton. Revenue from supplies decreased by 3% in the first half of 2016 as compared to the same period last year. Revenue from Services increased 94% compared to the same period last year. This increase was due to the growth of Peloton and the growth of our Data Management services.
No single customer or foreign country accounted for more than 10% of our revenue in the six months ended June 30, 2016 or June 30, 2015. Revenue from domestic sales increased 12% to $67.5 million for the three months ended June 30, 2016 from $60.5 million in the second quarter of 2015. Revenue from international sales decreased 10% to $28.4 million for the three months ended June 30, 2016 compared to $31.4 million in the second quarter of 2015. We believe the decrease in international revenue was driven by slowing international economies.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$95,958	$91,937	$183,287	$181,332
Cost of revenue	37,879	33,844	70,348	68,948
Intangibles amortization	604	683	1,205	1,366
Gross profit	57,475	57,410	111,734	111,018
Gross profit percentage	59.9%	62.5%	61.0%	61.2%

For the three and six months ended June 30, 2016, gross profit as a percentage of revenue decreased 2.6% and 0.2%, respectively, compared to the same period in the prior year. This decrease in gross profit as a percentage of revenue was attributable to lower gross profit as a percentage of revenue in our Newborn Care business primarily in the three months ended June 30, 2016 due to unfavorable product mix, as we shipped lower margin NeoBLUE® phototherapy products that were on a shipping hold at the end of the prior quarter and increased warranty expenses compared to the same period last year.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Marketing and selling	$21,237	$22,108	$41,831	$42,850
Percentage of revenue	22.1%	24.0%	22.8%	23.6%
Research and development	$7,105	$7,309	$14,907	$14,167
Percentage of revenue	7.4%	8.0%	8.1%	7.8%
General and administrative	$11,923	$11,656	$24,404	$23,208
Percentage of revenue	12.4%	12.7%	13.3%	12.8%
Intangibles amortization	$2,197	$2,174	$4,332	$3,129
Percentage of revenue	2.3%	2.4%	2.4%	1.7%
Restructuring	$1,083	$161	$1,118	$316
Percentage of revenue	1.1%	0.2%	0.6%	0.2%
Marketing and Selling
Marketing and selling expenses decreased in both an absolute sense and as a percentage of revenue for the three and six months ended June 30, 2016 as compared to the same period in 2015. This was due to a decrease in travel expenses and timing of marketing activities.
Research and Development
Research and development expenses decreased during the three months ended June 30, 2016 and increased during the six months ended June 30, 2016 compared to the same periods in 2015. The decrease during the three months ended June 30, 2016 is driven by reduced activities related to the remediation of certain deficiencies identified in our quality system. The increase during the six months ended June 30, 2016 relates to higher regulatory fees and project spending.
General and Administrative
General and administrative expense increased during the three and six months ended June 30, 2016 as compared to the same periods in 2015. This increase is attributable to changes in bad debt expense, consulting fees to improve productivity and an investment in managerial skills in Argentina.
Intangibles Amortization
Intangibles amortization increased during the six months ended June 30, 2016 and was flat during the three months ended June 30, 2016 as compared to the same periods in 2015. The increase during the first half of 2016 was due to the acquisition of GND in the first quarter of 2015 and to assigning lives to our trade names beginning in the second quarter of 2015. At that time we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense.
Restructuring
Restructuring expenses increased during the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase was due to facility abandonment costs for offices located in Munich, Germany and Austin, Texas compared to the same periods in the prior year.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2016 we reported nominal other income compared to other expense of $0.4 million for the same period in 2015. For the six months ended June 30, 2016 we reported other income of $0.5 million compared to other expense of $1.2 million for the same period in 2015. This increase in this income for both the three and six months ended June 30, 2016 is attributable to an increase in net currency exchange gains.
Provision for Income Tax
We recorded provisions for income tax of $3.4 million and $6.6 million for the three and six months ended June 30, 2016, respectively. Our effective tax rate was 24.7% and 25.7% for the three and six months ended June 30, 2016, respectively. We recorded provisions for income tax of $3.8 million and $7.7 million for the three and six months ended June 30, 2015, respectively. Our effective tax rate was 27.7% and 29.4% for the three and six months ended June 30, 2015, respectively.
Our effective tax rate for the three and six months ended June 30, 2016 differed from the federal statutory tax rate primarily because of profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three and six months ended June 30, 2015 is primarily attributable to shifts in the geographical mix of income.
Our year-to-date results reflect the projected fiscal year 2016 effective tax rate as adjusted for the impact of any quarterly discrete events. Discrete items for the three months ended June 30, 2016 include the tax rate impact from adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and recording certain tax true-ups. The impact from the adoption of ASU 2016-09 decreased our quarterly effective tax rate by 4.4%. Independent from the adoption of ASU 2016-09, the foreign tax true-up we recorded in this quarter increased our quarterly tax rate by 3.1%. Discrete items recorded during the three months ended June 30, 2015 increased the quarterly tax rate by 6.9%. The decrease in our quarterly effective tax rate, excluding the impact of discrete items for the three months ended June 30, 2016, compared with the three months ended June 30, 2015 is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $0.6 million net tax expense of unrecognized tax benefits for the three months ended June 30, 2016 and $0.6 million net tax expense for the six months ended June 30, 2016. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $0.5 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2012 through 2015, U.S. States 2011 through 2015 and significant foreign jurisdictions 2012 through 2015.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$96,284	$82,469
Working capital	168,527	164,248

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$32,993	$19,523
Net cash used in investing activities	(8,494)	(14,824)
Net cash used in financing activities	(8,406)	2,258
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2016, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $75.7 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On October 9, 2015 we entered into a Credit Agreement with Citibank, National Association (“Citibank”). Pursuant to the terms of the Credit Agreement, Citibank agrees, on a non-committed basis, to make loans to us from time to time, not to exceed at any time the aggregate principal amount of $25.0 million. The proceeds under the Revolving Line of Credit shall be used by us for working capital and general corporate purposes. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of June 30, 2016 we had $10.0 million outstanding under the Credit Facility.
During the six months ended June 30, 2016 cash provided by operating activities of $33.0 million was the result of $19.1 million of net income, non-cash adjustments to net income of $16.4 million, and net cash outflows of $2.5 million from changes in operating assets and liabilities. This was primarily driven by a large decrease in accounts receivable stemming from collections made during the first half of 2016 offset by a decrease in accounts payable. Cash used in investing activities during the period was $8.5 million and consisted primarily of cash used in the acquisition of NeuroQuest of $4.6 million, net of cash acquired. Cash used to acquire other property and equipment was $2.1 million. Cash used in financing activities during the six months ended June 30, 2016 was $8.4 million and consisted of $16.8 million for repurchases of common stock under our share repurchase program, $2.6 million for taxes paid related to net share settlement of equity awards, and $1.3 million for a contingent consideration payment to NicView, which we acquired in 2015, offset by proceeds from stock option exercises of $2.2 million. In addition, during the six months ended June 30, 2016, we reported net borrowings of $10.0 million of cash under the Credit Agreement.
During the six months ended June 30, 2015 cash provided by operating activities of $19.5 million was the result of $18.4 million of net income, non-cash adjustments to net income of $10.0 million, and net cash outflows of $9.0 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $14.8 million, and consisted of cash used to acquire GND of $11.4 million and cash used to acquire other property and equipment of $2.4 million. Cash provided by financing activities during the six months ended June 30, 2015 was $2.3 million and consisted primarily of proceeds from stock options exercises and Employee Stock Purchase Program purchases and their related tax benefits of $10.1 million, offset by $5.5 million for repurchases of common stock under our share repurchase program, and $1.6 million for taxes paid related to net share settlement of equity awards.
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
Commitments and Contingencies
In the normal course of business we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office, manufacturing, and warehouse facilities.
There are no material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the six months ended June 30, 2016, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
Recent Accounting Pronouncements
See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, the use of debt to fund acquisitions, our expectations of earn-out arrangements related to acquisitions, and our intent to acquire additional technologies, products, or businesses.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
During the six months ended June 30, 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	48,000	$33.05	48,000	$23,215,701
May 1, 2016 - May 31, 2016	130,000	$32.64	130,000	$18,972,857
June 1, 2016 - June 30, 2016	52,953	$35.03	52,953	$17,118,170
Total	230,953	$33.27	230,953	$17,118,170
In June 2014, the Board of Directors authorized the repurchase of up to $10 million of common stock pursuant to a stock repurchase program. In June 2015, the program was expanded to include up to an additional $20 million of our common stock. In June 2016, the program was again expanded to include an additional $20 million of our common stock, for an aggregate repurchase amount of $50 million. The expiration date for the program is set for June 1, 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 3, 2016	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2016	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)