Form 10-Q
period 2016-09-30
NATUS MEDICAL INC
filed 2016-11-03
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 28, 2016 was 32,911,604.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$81,073	$82,469
Short-term investments	25,429	—
Accounts receivable, net of allowance for doubtful accounts of $4,706 in 2016 and $4,686 in 2015	84,870	99,080
Inventories	51,654	48,572
Prepaid expenses and other current assets	22,939	11,235
Total current assets	265,965	241,356
Property and equipment, net	18,127	16,967
Intangible assets, net	82,775	86,536
Goodwill	111,918	107,466
Deferred income tax	12,694	12,782
Other assets	19,236	14,389
Total assets	$510,715	$479,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,107	$23,660
Accrued liabilities	38,711	42,137
Deferred revenue	33,334	11,311
Total current liabilities	89,152	77,108
Long-term liabilities:
Other liabilities	8,359	7,781
Deferred income tax	3,819	3,897
Total liabilities	101,330	88,786
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 32,888,068 in 2016 and 33,153,500 in 2015	311,058	323,745
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015	—	—
Retained earnings	139,176	106,814
Accumulated other comprehensive loss	(40,849)	(39,849)
Total stockholders’ equity	409,385	390,710
Total liabilities and stockholders’ equity	$510,715	$479,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$90,906	$94,583	$274,193	$275,915
Cost of revenue	32,194	35,520	102,542	104,468
Intangibles amortization	612	683	1,818	2,048
Gross profit	58,100	58,380	169,833	169,399
Operating expenses:
Marketing and selling	19,746	22,495	61,578	65,345
Research and development	7,689	7,700	22,596	21,867
General and administrative	12,821	10,031	37,225	33,239
Intangibles amortization	2,409	2,036	6,741	5,165
Restructuring	197	42	1,315	358
Total operating expenses	42,862	42,304	129,455	125,974
Income from operations	15,238	16,076	40,378	43,425
Other income (expense), net	(893)	7	(412)	(1,203)
Income before provision for income tax	14,345	16,083	39,966	42,222
Provision for income tax expense	1,032	5,151	7,605	12,842
Net income	$13,313	$10,932	$32,361	$29,380
Foreign currency translation adjustment	424	(642)	(999)	(4,452)
Comprehensive income	$13,737	$10,290	$31,362	$24,928
Earnings per share:
Basic	$0.41	$0.34	$1.00	$0.91
Diluted	$0.40	$0.33	$0.98	$0.89
Weighted average shares used in the calculation of earnings per share:
Basic	32,388	32,432	32,476	32,279
Diluted	32,981	33,253	33,077	33,194
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$32,361	$29,380
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	940	945
Excess tax benefit on the exercise of stock options	—	(5,304)
Depreciation and amortization	12,820	11,346
Gain on disposal of property and equipment	(21)	—
Warranty reserve	3,273	4,771
Share-based compensation	6,957	5,382
Changes in operating assets and liabilities:
Accounts receivable	19,299	(6,681)
Inventories	(6,353)	(7,014)
Prepaid expenses and other assets	(13,261)	(1,049)
Accounts payable	(6,062)	3,237
Accrued liabilities	(6,488)	(3,596)
Deferred revenue	24,994	(2,049)
Deferred income tax	43	5,560
Net cash provided by operating activities	68,502	34,928
Investing activities:
Acquisition of businesses, net of cash acquired	(15,849)	(11,559)
Purchases of property and equipment	(2,176)	(2,990)
Purchase of intangible assets	(210)	(1,158)
Purchases of short-term investments	(25,429)	—
Net cash used in investing activities	(43,664)	(15,707)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	2,550	6,086
Excess tax benefit on the exercise of stock options	—	5,304
Repurchase of common stock	(18,257)	(9,352)
Taxes paid related to net share settlement of equity awards	(3,937)	(4,303)
Contingent consideration	(1,284)	(664)
Proceeds from short-term borrowings	16,000	—
Deferred debt issuance costs	(533)	—
Payments on borrowings	(16,000)	—
Net cash used in financing activities	(21,461)	(2,929)
Exchange rate changes effect on cash and cash equivalents	(4,773)	(649)
Net increase in cash and cash equivalents	(1,396)	15,643
Cash and cash equivalents, beginning of period	82,469	66,558
Cash and cash equivalents, end of period	$81,073	$82,201
Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$—
Cash paid for income taxes	$8,024	$5,348
Non-cash investing activities:
Property and equipment included in accounts payable	$159	$200
Inventory transferred to property and equipment	$1,240	$797
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
Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires a lessee to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. Qualitative along with specific quantitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company is currently evaluating the impact that will result from adopting ASU 2016-02.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in the first quarter of 2016 which was applied using a modified retrospective approach. For the nine months ended September 30, 2016, we recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as a discrete event. An income tax benefit of approximately $1.9 million was recognized in the period ended September 30, 2016 as a result of the adoption of ASU 2016-09. There was no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. The treatment of forfeitures has not changed as we are electing to continue our current process of estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company elected early adoption of ASU 2016-15 in the first quarter of 2016 relating to Contingent Consideration Payments Made after a Business Combination. For the nine months ended September 30, 2016, the Company recognized $1.0 million as a cash outflow for investing activities on the Statement of Cash Flows. This payment was made soon after the acquisition date of a business combination to settle the contingent consideration from the Monarch acquisition.

2 - Business Combinations
RetCam
On July 6, 2016, we acquired the portfolio of RetCam Imaging Systems ("RetCam") from Clarity Medical Systems, Inc. for $10.6 million in cash. RetCam is an imaging system used to diagnose and monitor a range of ophthalmic maladies in premature infants. The purchase agreement also included a holdback of $2.0 million which is contingent upon completion of certain modifications to RetCam 3 no later than March 31, 2017. Subsequent to the acquisition, an additional $1.1 million was paid by the Company to Clarity Medical Systems as a result of a working capital adjustment. Results of operations for RetCam will be included in our consolidated financial statements from the date of acquisition. The total purchase price was allocated $7.7 million to tangible assets, $5.0 million to intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $1.0 million to goodwill, offset by $2.0 million to net liabilities. Purchase price allocation is considered preliminary at this time although no material adjustments are anticipated. Pro forma financial information for the RetCam acquisition is not presented as it is not considered material.
NeuroQuest
On March 2, 2016, we acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest complements our Global Neuro-Diagnostics ("GND") and Monarch Medical Diagnostics, LLC ("Monarch") acquisitions which offer patients a convenient way to complete routine-electroencephalography ("EEG") and extended video electronencephalography ("VEEG") testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement also included an asset consideration holdback of $0.5 million. The total purchase price was allocated to $0.5 million of tangible assets, $1.3 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.5 million of goodwill, offset by $0.1 million of net liabilities. Purchase price allocation is considered preliminary at this time. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.
Monarch

We acquired Monarch Medical Diagnostics, LLC ("Monarch") through an asset purchase on November 13, 2015. Monarch's service compliments our GND acquisition which offers patients a convenient way to complete routine and extended video EEG diagnostic testing. The service also provides comprehensive reporting and support to the physician. The cash consideration for Monarch was $2.7 million. The purchase agreement also included a contingent consideration holdback of $1.0 million which we paid on January 11, 2016. The total purchase price was allocated to $1.2 million of tangible assets, $1.2 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $2.4 million of goodwill. Pro forma financial information for the Monarch acquisition is not presented as it is not considered material.
Global Neuro-Diagnostics
We acquired GND Operating LLC, and Braincare, LLC (collectively "GND") through an equity purchase on January 23, 2015. GND's service offers patients a convenient way to complete routine and extended video EEG diagnostic testing, which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million, which consists primarily of $1.5 million of tangible assets, $4.8 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $8.9 million of goodwill, offset by $0.5 million of net liabilities. The purchase agreement also included an earn-out provision contingent upon GND achieving certain revenue milestones from 2015 to 2017. At acquisition we estimated the earn-out to be $3.2 million. Each quarter we evaluate expected future revenue and adjust our estimate accordingly. We currently estimate this earn-out to be $0.5 million, which was a reduction of $2.8 million in the current quarter, as we expect lower revenues for 2016 and 2017 than anticipated. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
NicView
On January 2, 2015, we purchased the assets of Health Observation Systems, LLC ("NicView") for cash consideration of $1.1 million, of which $0.3 million was allocated to tangible assets and $2.7 million to goodwill, offset by $0.6 million allocated to net liabilities. NicView provides streaming video for families with babies in the neonatal intensive care unit. The asset purchase agreement included an earn-out condition of $1.3 million that was contingent upon orders received and installed by February 28, 2016. The earn-out was paid on March 28, 2016. Pro forma financial information for the NicView acquisition is not presented as it is not considered material.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$13,313	$10,932	$32,361	$29,380
Weighted average common shares	32,388	32,432	32,476	32,279
Dilutive effect of stock based awards	593	821	601	915
Diluted Shares	32,981	33,253	33,077	33,194
Basic earnings per share	$0.41	$0.34	$1.00	$0.91
Diluted earnings per share	$0.40	$0.33	$0.98	$0.89
Shares excluded from calculation of diluted EPS	—	—	138	—

4 - Cash, Cash Equivalents, and Short-Term Investments
The Company has invested its excess cash in highly liquid marketable securities such as corporate debt instruments, U.S. government agency securities and asset-backed securities. Investments with maturities greater than one year are classified as current because management considers all investments to be available for current operations.

The Company's investments are designed to provide liquidity, preserve capital and maximize total return on invested assets with a focus on high credit-quality securities.

The Company's investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in the stockholders' equity until realized. Realized gains and losses on sales of investments, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to results of operations as other income (expense).

The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company's intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its aggregated cost basis. The Company has evaluated its investments as of September 30, 2016 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents:
Cash	74,072	82,469
U.S. Treasury Bills	7,001	—
Total cash and cash equivalents	81,073	82,469
Short-term investments:
U.S. investment grade bonds	16,865	—
Developed investment grade bonds	8,564	—
Total short-term investments	25,429	—
Total cash, cash equivalents and short-term investments	106,502	82,469

Short-term Investments by investment type are as follows (in thousands):

	September 30, 2016				December 31, 2015
	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value
U.S. investment grade bonds	16,890	1	(26)	16,865	—	—	—	—
Developed investment grade bonds	8,579	—	(15)	8,564	—	—	—	—
Total short-term investments	$25,469	$1	$(41)	$25,429	$—	$—	$—	$—

Short-term investments by contractual maturity are as follows (in thousands):

	September 30, 2016	December 31, 2015
	Investments	Investments
Due in one year or less	$7,342	$—
Due after one year through five years	18,087	—
Total short-term investment	$25,429	$—

5 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and subassemblies	$26,944	$19,041
Work in process	2,030	1,343
Finished goods	35,895	36,149
Total inventories	64,869	56,533
Less: Non-current inventories	(13,215)	(7,961)
Inventories, current	$51,654	$48,572
At September 30, 2016 and December 31, 2015, we have classified $13.2 million and $8.0 million, respectively, of inventories as other assets. We expect that we will not use this inventory within the next twelve months. This inventory consists primarily of last time buy items from our suppliers, service components used to repair products pursuant to warranty obligations and extended service contracts, including service components for products we are not currently selling and inventory that we purchased in bulk quantities. Management believes that these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$63,264	$—	$(34,140)	$29,124	$63,668	$—	$(31,600)	$32,068
Customer related	37,283	—	(16,863)	20,420	35,529	—	(14,352)	21,177
Trade names	34,478	(3,379)	(6,232)	24,867	31,837	(3,340)	(3,052)	25,445
Internally developed software	17,722	—	(9,769)	7,953	15,513	—	(8,155)	7,358
Patents	2,694	—	(2,283)	411	2,663	—	(2,175)	488
Definite-lived intangible assets	$155,441	$(3,379)	$(69,287)	$82,775	$149,210	$(3,340)	$(59,334)	$86,536

Finite-lived intangible assets are amortized over their useful lives, which are 5 to 20 years for technology, 4 to 16 years for customer related intangibles, 4 to 10 years for internally developed software, 5 to 7 years for trade names, and 10 to 15 years for patents.
Internally developed software consists of $15.5 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.

Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Technology	$863	$934	$2,571	$2,854
Customer related	848	689	2,495	2,092
Trade names	1,139	1,024	3,176	2,048
Internally developed software	602	434	1,618	1,142
Patents	28	28	84	84
Total amortization	$3,480	$3,109	$9,944	$8,220

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2016	$3,390
2017	13,557
2018	13,333
2019	12,173
2020	9,974
2021	8,522
Thereafter	21,826
Total expected amortization expense	$82,775

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2015	$107,466
Acquisitions	4,485
Foreign currency translation	(33)
September 30, 2016	$111,918

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$2,865	$2,918
Buildings	5,335	5,662
Leasehold improvements	2,400	2,345
Office furniture and equipment	14,513	13,866
Computer software and hardware	12,654	10,488
Demonstration and loaned equipment	11,838	11,216
	49,605	46,495
Accumulated depreciation	(31,478)	(29,528)
Total	$18,127	$16,967

Depreciation expense of property and equipment was approximately $0.9 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, and approximately $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively.

9 - Reserve for Product Warranties
We provide a warranty with our products that is generally one year in length, but in some cases regulations may require us to provide repair or remediation beyond our typical warranty period. If any of our products contain defects, we may be required to incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.
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
As of September 30, 2016 we had accrued $6.5 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping and repairing the product. We expect that costs associated with bringing the products back into compliance will not be incurred until the first quarter of 2017. Additional costs could be incurred in future periods to bring products into regulatory compliance, but such costs cannot currently be reasonably estimated.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$10,858	$4,408	$10,386	$2,753
Additions charged to expense	960	1,617	3,273	4,770
Reductions	(819)	(813)	(2,660)	(2,311)
Balance, end of period	$10,999	$5,212	$10,999	$5,212
The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that our product warranty reserves are understated could result in increases to our cost of sales and reductions in our operating profits and results of operations.

10 - Share-Based Compensation
As of September 30, 2016, we have two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2016 and our methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$50	$29	$169	$116
Marketing and selling	169	287	622	972
Research and development	320	249	1,185	644
General and administrative	1,415	1,326	4,981	3,650
Total	$1,954	$1,891	$6,957	$5,382

As of September 30, 2016, unrecognized compensation expense related to the unvested portion of our stock options and other stock awards was approximately $11.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$76	$13	$94	$28
Interest expense	(223)	—	(351)	—
Foreign currency loss	(783)	(80)	(282)	(1,571)
Other	37	74	127	340
Total other income (expense), net	$(893)	$7	$(412)	$(1,203)

12 - Income Taxes
Provision for Income Tax Expense
We recorded provisions for income tax of $1.0 million and $7.6 million for the three and nine months ended September 30, 2016, respectively. Our effective tax rate was 7.2% and 19.0% for the three and nine months ended September 30, 2016, respectively. We recorded provisions for income tax of $5.2 million and $12.8 million for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 32.0% and 30.4% for the three and nine months ended September 30, 2015, respectively.
Our effective tax rate for the three and nine months ended September 30, 2016 differed from the federal statutory tax rate primarily because of profits in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015 is primarily attributable to shifts in the geographical mix of income whereby the income subject to income taxes recorded in high tax jurisdictions significantly decreased, and the income subject to income taxes recorded in low tax jurisdictions significantly increased.
Our year-to-date results reflect the projected fiscal year 2016 effective tax rate as adjusted for the impact of any quarterly discrete events. The impact of the discrete items recorded during the three months ended September 30, 2016 decreased the quarterly tax rate by 11.8%. The tax impacts from material discrete items include the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, tax true-up adjustments relating to the filing of 2015 tax returns and adjustment of certain earn-out liabilities. The impacts from adoption of ASU 2016-09 decreased our quarterly effective tax rate by 3.8%; the tax true-up adjustments recorded in this quarter related to the filing of 2015 tax returns increased our quarterly tax rate by 1.5% and the accounting income recognized in the adjustment of earn-out liabilities, which is not subject to income taxes, decreased our quarterly effective tax rate by 7.5%. The impact of the discrete items recorded during the three months ended September 30, 2015 decreased the quarterly tax rate by 0.1%. Excluding the impact of discrete items, the decrease in our quarterly effective tax rate for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $0.3 million net tax expense of unrecognized tax benefits for the nine months ended September 30, 2016. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $1.0 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2013 through 2015; U.S. States, 2011 through 2015; and significant foreign jurisdictions, 2013 through 2015.

13 - Restructuring Reserves
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
Activity in the restructuring reserves for the nine months ended September 30, 2016 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2015	$1,676	$—	$1,676
Additions	617	1,205	1,822
Reversals	(425)	—	(425)
Payments	(1,853)	(688)	(2,541)
Balance at September 30, 2016	$15	$517	$532

14 - Debt and Credit Arrangements
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of September 30, 2016 no amounts were outstanding under the Credit Agreement. The Company expects to finance a portion of an acquisition announced in September 2016 with borrowings under the revolving credit facility, as well as existing cash.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Due to the execution of the Credit Agreement mentioned above, the Company terminated a previously existing credit agreement between the Company and Citibank. Under this agreement, the Company borrowed and repaid a total of $16.0 million during the nine months ended September 30, 2016.

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Revenue:
United States	$62,515	$62,601	$186,933	$177,862
Foreign countries	28,391	31,982	87,260	98,053
Totals	$90,906	$94,583	$274,193	$275,915

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by End Market:
Neurology Products
Devices and Systems	$39,240	$42,040	$121,461	$123,135
Supplies	14,381	15,239	44,482	45,556
Services	3,131	2,125	8,794	5,614
Total Neurology Revenue	56,752	59,404	174,737	174,305
Newborn Care Products
Devices and Systems	16,263	17,598	46,455	53,706
Supplies	11,792	12,584	35,677	37,233
Services	6,099	4,997	17,324	10,671
Total Newborn Care Revenue	34,154	35,179	99,456	101,610
Total Revenue	$90,906	$94,583	$274,193	$275,915

	September 30, 2016	December 31, 2015
Property and equipment, net:
United States	$7,663	$6,664
Canada	4,956	5,165
Argentina	2,000	2,361
Ireland	2,176	1,651
Other foreign countries	1,332	1,126
Totals	$18,127	$16,967
During the three and nine months ended September 30, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of September 30, 2016 and December 31, 2015, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. We expensed $2.2 million during the third quarter of 2014 for this impairment. As of September 30, 2016 we are carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
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

	December 31, 2015	Additions	Payments	Adjustments	September 30, 2016
Liabilities:
Contingent consideration	$6,209	$2,500	$(2,284)	$(3,401)	$3,024
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
The Company's Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spread, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 4 to these Condensed Consolidated Financial Statements for further information regarding the Company's financials instruments.

	September 30, 2016
	Level I	Level II	Level III	Total
U.S. Treasury Bills	—	7,001	—	7,001
Short term investments
U.S. investment grade bonds	—	16,865	—	16,865
Developed investment grade bonds	—	8,564	—	8,564
Total short term investments	—	25,429	—	25,429

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
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2015 and 2016, we completed acquisitions of NicView, GND, Monarch, NeuroQuest, and RetCam. We expect to continue to pursue opportunities to acquire other businesses in the future. In September 2016, we entered into a definitive Purchase Agreement with GN Store Nord A/S ("GN") for our purchase from GN of its GN Otometrics ("Otometrics") business in an all cash transaction for $145 million. It is expected that this purchase will be completed in January 2017.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Devices and Systems	61%	63%	61%	64%
Supplies	29%	29%	29%	30%
Services	10%	8%	10%	6%
Total	100%	100%	100%	100%
During the three and nine months ended September 30, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.
2016 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue decreased $3.7 million in the third quarter ended September 30, 2016 to $90.9 million compared to $94.6 million in the third quarter of the previous year. Our revenue decrease was driven by a decline in sales in domestic and international markets for Neurology Devices and Systems and voluntary product shipping holds for certain of our Newborn Care Devices and Systems, partially offset by growth in services businesses in both the Neurology and Newborn Care units.
Net income was $13.3 million or $0.40 per diluted share in the three months ended September 30, 2016, compared with net income of $10.9 million or $0.33 per diluted share in the same period in 2015. The increase in net income was a result of lower income taxes and an adjustment for the GND earn-out recorded in marketing and selling expenses, offset by higher G&A expenses.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	35.4%	37.6%	37.4%	37.9%
Intangibles amortization	0.7%	0.7%	0.7%	0.7%
Gross profit	63.9%	61.7%	61.9%	61.4%
Operating expenses:
Marketing and selling	21.7%	23.8%	22.5%	23.7%
Research and development	8.5%	8.1%	8.2%	7.9%
General and administrative	14.1%	10.6%	13.6%	12.0%
Intangibles Amortization	2.6%	2.2%	2.5%	1.9%
Restructuring	0.2%	—%	0.5%	0.1%
Total operating expenses	47.1%	44.7%	47.3%	45.6%
Income from operations	16.8%	17.0%	14.6%	15.8%
Other expense, net	(1.0)%	—%	(0.2)%	(0.4)%
Income before provision for income tax	15.8%	17.0%	14.4%	15.4%
Provision for income tax expense	1.1%	5.4%	2.8%	4.7%
Net income	14.7%	11.6%	11.6%	10.7%

Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Neurology Products
Devices and Systems	$39,240	$42,040	(7)%	$121,461	$123,135	(1)%
Supplies	14,381	15,239	(6)%	44,482	45,556	(2)%
Services	3,131	2,125	47%	8,794	5,614	57%
Total Neurology Revenue	56,752	59,404	(4)%	174,737	174,305	—%
Newborn Care Products
Devices and Systems	16,263	17,598	(8)%	46,455	53,706	(14)%
Supplies	11,792	12,584	(6)%	35,677	37,233	(4)%
Services	6,099	4,997	22%	17,324	10,671	62%
Total Newborn Care Revenue	34,154	35,179	(3)%	99,456	101,610	(2)%
Total Revenue	$90,906	$94,583	(4)%	$274,193	$275,915	(1)%
For the three months ended September 30, 2016, Neurology revenue decreased by 4% compared to the same quarter last year. Declines in both our domestic market due to timing of orders and international markets due to ongoing weakness of European and Canadian markets was partially offset by growth in our Services business. Revenues from sales of Neurology Devices and Systems decreased by 7%, driven mainly by timing of orders in the domestic market and continued weakness in the international markets. Revenue from Supplies decreased by 6%, mainly due to decreased revenue in our domestic market. The growth in Services revenue is primarily the result of our January 2015 acquisition of Global Neuro-Diagnostics, our November 2015 acquisition of Monarch Diagnostics and our March 2016 acquisition of NeuroQuest.
For the three months ended September 30, 2016, Newborn Care revenue decreased by 3% compared to the same quarter last year. Geographically, the decrease was primarily in our international markets due to non-recurring tenders received last year in Latin America and registration delays in the Asia Pacific region. Revenue from Newborn Care Devices and Systems decreased by 8% compared to the same period last year. The decrease was primarily in hearing and balance & mobility, offset by increases in services, video streaming and vision products. We believe the decrease in Newborn Care Devices and Systems revenue is due in part to certain voluntary product shipping holds, non-recurring tenders received last year in Latin America, registration delays in the Asia Pacific region, and some cannibalization of hearing products due to the growth of Peloton, our hearing screening service. The decrease in Newborn Care Devices and Systems was partially offset by the growth in sales of our video streaming product, NicView, and the vision products resulting from the July 2016 RetCam acquisition. Revenue from RetCam contributed $3.2 million to Devices and Systems revenue and $0.2 million to Services revenue. Revenue from Supplies decreased by 6% compared to the same period last year. This decrease is mainly due to cannibalization from increased Peloton service revenue since Peloton provides the equipment and hearing screening supplies as part of the service. Revenue from Services increased 22% compared to the same period last year. This increase was due to the growth of Peloton.
For the nine months ended September 30, 2016, Neurology revenue was flat compared to the same period last year. Growth in our domestic market was offset by a decline in revenue from international markets, due mainly to ongoing weakness of European and Canadian markets. Revenues from sales of Neurology Devices and Systems decreased by 1%, driven mainly by declines in international revenue, partially offset by growth in our domestic market. Revenue from Supplies decreased by 2%, mainly due to decreased revenue in our domestic market. The growth in Services revenue is the result of our acquisitions of Global Neuro-Diagnostics, Monarch Diagnostics, and NeuroQuest.

For the nine months ended September 30, 2016, Newborn Care revenue decreased by 2% compared to the same period last year. Geographically, the decrease was in both our domestic and international markets primarily due to voluntary product shipping holds, non-recurring tenders received last year in Latin America, and registration delays in the Asia Pacific region. Revenue from Devices and Systems decreased by 14% compared to the same period last year. The decrease was experienced across most devices, although we experienced an increase in our video streaming and phototherapy products due to the temporary release of our voluntary shipping hold in the second quarter of 2016, and from vision products resulting from the RetCam acquisition. We believe the decrease in Newborn Care Devices and Systems is due in part to our voluntary shipping holds, international non-recurring tenders received last year, registration delays, and some cannibalization due to the growth of Peloton services. Revenue from Supplies decreased by 4% compared to the same period last year. This decrease is mainly due to cannibalization from increased Peloton service revenue. Revenue from Services increased 62% compared to the same period last year. This increase was due to the growth of Peloton and the growth of our Neometrics Data Management services which provides Hearing Screening Coordination and Reporting to the State of California.
No single customer or foreign country accounted for more than 10% of our revenue in the nine months ended September 30, 2016 or September 30, 2015. Revenue from domestic sales was relatively flat and decreased to $62.5 million for the three months ended September 30, 2016 compared to $62.6 million in the three months ended September 30, 2015. Revenue from international sales decreased 11% to $28.4 million for the three months ended September 30, 2016 compared to $32.0 million in the third quarter of 2015. We believe the decrease in international revenue was driven by weak international economies.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$90,906	$94,583	$274,193	$275,915
Cost of revenue	32,194	35,520	102,542	104,468
Intangibles amortization	612	683	1,818	2,048
Gross profit	58,100	58,380	169,833	169,399
Gross profit percentage	63.9%	61.7%	61.9%	61.4%
For the three and nine months ended September 30, 2016, gross profit as a percentage of revenue increased 2.2% and 0.5%, respectively, compared to the same periods in the prior year. This increase in gross profit as a percentage of revenue was mainly attributable to the increase in higher margin domestic revenue as a percent of total revenue for Neurology and Newborn Care as compared to the same periods last year.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Marketing and selling	$19,746	$22,495	$61,578	$65,345
Percentage of revenue	21.7%	23.8%	22.5%	23.7%
Research and development	$7,689	$7,700	$22,596	$21,867
Percentage of revenue	8.5%	8.1%	8.2%	7.9%
General and administrative	$12,821	$10,031	$37,225	$33,239
Percentage of revenue	14.1%	10.6%	13.6%	12.0%
Intangibles amortization	$2,409	$2,036	$6,741	$5,165
Percentage of revenue	2.6%	2.2%	2.5%	1.9%
Restructuring	$197	$42	$1,315	$358
Percentage of revenue	0.2%	—%	0.5%	0.1%
Marketing and Selling
Marketing and selling expenses decreased in both an absolute sense and as a percentage of revenue for the three and nine months ended September 30, 2016 compared to the same periods in 2015. This was primarily due to a $2.8 million adjustment in the estimated GND earn-out decreasing overall expenses from the same period last year.
Research and Development
Research and development expenses decreased during the three months ended September 30, 2016 and increased during the nine months ended September 30, 2016 compared to the same periods in 2015. The increase during the nine months ended September 30, 2016 relates to new hires and engagement of more consultants as well as the RetCam acquisition.
General and Administrative
General and administrative expense increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015. This increase is attributable to the RetCam and NeuroQuest acquisitions, growth in GND as well as overall higher salaries, travel expenses and bank fees.
Intangibles Amortization
Intangibles amortization increased during the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The increase was due to the acquisition of NeuroQuest and RetCam and to assigning finite lives to our trade names beginning in the second quarter of 2015. At that time we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense.
Restructuring
Restructuring expenses increased during the three and nine months ended September 30, 2016 compared to the same periods in 2015. The increase was due to facility abandonment costs for offices located in Munich, Germany and Austin, Texas compared to the same periods in the prior year.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2016 we reported

$0.9 million of other expense compared to other income of $0.0 million for the same period in 2015. This increase in expense was attributable to net currency exchange fluctuations. For the nine months ended September 30, 2016 we reported other expense of $0.4 million compared to other expense of $1.2 million for the same period in 2015. This decrease in expense was attributable to an increase in net currency exchange gains.
Provision for Income Tax
We recorded provisions for income tax of $1.0 million and $7.6 million for the three and nine months ended September 30, 2016, respectively. Our effective tax rate was 7.2% and 19.0% for the three and nine months ended September 30, 2016, respectively. We recorded provisions for income tax of $5.2 million and $12.8 million for the three and nine months ended September 30, 2015, respectively. Our effective tax rate was 32.0% and 30.4% for the three and nine months ended September 30, 2015, respectively.
Our effective tax rate for the three and nine months ended September 30, 2016 differed from the federal statutory tax rate primarily because of profits in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015 is primarily attributable to shifts in the geographical mix of income whereby the income subject to income taxes recorded in high tax jurisdictions significantly decreased, and the income subject to income taxes recorded in low tax jurisdictions significantly increased.
Our year-to-date results reflect the projected fiscal year 2016 effective tax rate as adjusted for the impact of any quarterly discrete events. The impact of the discrete items recorded during the three months ended September 30, 2016 decreased the quarterly tax rate by 11.8%. The tax impacts from material discrete items include the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, tax true-ups adjustments relating to the filing of 2015 tax returns and adjustment of certain earn-out liabilities. The impacts from adoption of ASU 2016-09 decreased our quarterly effective tax rate by 3.8%; the tax true-ups adjustment recorded in this quarter related to the filing of 2015 tax returns increased our quarterly tax rate by 1.5% and the accounting income recognized in the adjustment of earn-out liabilities, which is not subject to income taxes, decreased our quarterly effective tax rate by 7.5%. The impact of the discrete items recorded during the three months ended September 30, 2015 decreased the quarterly tax rate by 0.1%. Excluding the impact of discrete items, the decrease in our quarterly effective tax rate for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, is primarily attributable to forecasted shifts in the geographical mix of income.
We recorded $0.3 million net tax expense of unrecognized tax benefits for the nine months ended September 30, 2016. Within the next twelve months, it is possible our uncertain tax benefit may change within a range of approximately zero to $1.0 million. Our tax returns remain open to examinations as follows: U.S. Federal, 2013 through 2015, U.S. States 2011 through 2015 and significant foreign jurisdictions 2013 through 2015.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2016	December 31, 2015
Cash, cash equivalents, and investments	$106,502	$82,469
Working capital	176,813	164,248

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$68,502	$34,928
Net cash used in investing activities	(43,664)	(15,707)
Net cash used in financing activities	(21,461)	(2,929)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of September 30, 2016, we had cash and cash equivalents outside the U.S. in certain of our foreign subsidiaries of $63.3 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of September 30, 2016 we had nothing outstanding under the Credit Facility.
In September 2016 we entered into a definitive Purchase Agreement with GN to purchase its Otometrics business in an all cash transaction for $145 million. It is expected that this purchase will be completed in January 2017. We intend to finance this purchase with cash on hand and borrowings under the new revolving credit facility.
During the nine months ended September 30, 2016 cash provided by operating activities of $68.5 million was the result of $32.4 million of net income, non-cash adjustments to net income of $24.0 million, and net cash inflows of $12.2 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven primarily by a decrease in accounts receivable following increased collections efforts, an increase in deferred revenue following receipt of payment from the Ministry of Health of Venezuela, and an increase in prepaids related to prepayments made to our Venezuelan distribution partner. Cash used in investing activities during the period was $43.7 million and consisted primarily of purchases of short-term investments of $34.9 million, as well as cash used in the acquisitions of RetCam of $9.7 million and NeuroQuest of $4.6 million, in each case net of cash acquired. Cash used to acquire other property and equipment was $2.2 million. Cash used in financing activities during the nine months ended September 30, 2016 was $21.5 million and consisted of $18.3 million for repurchases of common stock under our share repurchase program, $3.9 million for taxes paid related to net share settlement of equity awards, and $1.3 million for a contingent consideration payment to NicView, which we acquired in 2015, offset by proceeds from stock option exercises of $2.6 million. Under the prior credit facility that was terminated in connection with our entry into the new Credit Agreement, the Company borrowed and repaid a total of $16.0 million as of September 30, 2016.
During the nine months ended September 30, 2015 cash provided by operating activities of $34.9 million was the result of $29.4 million of net income, non-cash adjustments to net income of $17.1 million, and net cash outflows of $11.6 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $15.7 million, and consisted of cash used to acquire GND of $11.4 million and cash used to acquire other property and equipment of $3.0 million. Cash used in financing activities during the nine months ended September 30, 2015 was $2.9 million and consisted primarily of proceeds from stock options exercises and Employee Stock Purchase Program purchases and their related tax benefits of $11.4 million, offset by $9.4 million for repurchases of common stock under our share repurchase program, and $4.3 million for taxes paid related to net share settlement of equity awards.
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
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the nine months ended September 30, 2016, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with highly rated credit issuers and limit the amount of credit exposure to any one issuer. We also seek to improve the safety and likelihood of preservation of our invested funds by limiting default risk and market risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.
During the nine months ended September 30, 2016, there were no other significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of 2016, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	11,536	$39.21	11,536	$16,665,843
August 1, 2016 - August 31, 2016	14,500	$38.73	14,500	$16,104,233
September 1, 2016 - September 30, 2016	11,700	$41.67	11,700	$15,616,647
Total	37,736	$39.79	37,736	$15,616,647
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

ITEM 5.    Other Information

In a Form 8-K filed on September 22, 2016, the Company announced the appointment of Barbara R. Paul, M.D. as a member of its Board of Directors. Dr. Paul will receive annual cash compensation of $50,000 pursuant to the Company's board compensation plan.

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

10.1	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.				X

10.2	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2016				X

10.3	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 3, 2016	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2016	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)