Form 10-K
period 2016-12-31
NATUS MEDICAL INC
filed 2017-02-24
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

 NATUS MEDICAL INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016, the last business day of Registrant’s most recently completed second fiscal quarter, there were 32,942,199 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2016) was $1,245,215,122. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 17, 2017, the registrant had 32,866,703 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
Product Families
We are organized into two strategic business units, each with multiple product families:
Neurology—Includes products and services for diagnostic electroencephalography (“EEG”) and long term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), intra-operative monitoring (“IOM”), and diagnostic and monitoring transcranial doppler (“TCD”) ultrasound technology. Additionally, Global Neuro-Diagnostic Services provides ambulatory EEG services with and without video in the patient's home.
Newborn Care—Includes products and services for newborn care including hearing screening, brain injury, thermoregulation, jaundice management, and various disposable newborn care supplies, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.
In January 2017, we acquired a third strategic business unit with multiple product families:
Otometrics—Includes products and services including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals worldwide. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS® and Madsen®.
Neurology
Our neurology business unit represents a comprehensive line of products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system, including outpatient private practice facilities and inpatient hospital environments including diagnostic procedures and monitoring of patients during admissions, surgery, while under sedation, in post-operative care, and in intensive care units. Our neurology products and services include:

•
Electroencephalography—Equipment, supplies and services used to monitor and visually display the electrical activity generated by the brain and other key physiological signals for both diagnosis and monitoring of neurological disorders in the hospital, research laboratory, clinician office and patient’s home.

•	Electromyography—Equipment and supplies used to measure electrical activity in nerves, muscles, and critical pathways includes EMG, nerve conduction and evoked potential functionality.

•
Polysomnography—Equipment and supplies used to measure a variety of respiratory and physiologic functions to assist in the diagnosis and monitoring of sleep disorders, such as insomnia and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

•
Intraoperative monitoring—Equipment and supplies used to monitor the functional integrity of certain neural structures (i.e. nerves, spinal cord and parts of the brain) during surgery. The goal of IOM is to provide real time guidance to the surgeon and anesthesiologist which will reduce the risk to the patient during surgery.

•
Transcranial Doppler—Equipment and supplies used to measure blood flow parameters such as velocity in key vascular structures in the brain. This vascular information is helpful in identifying strokes, infarcts and vasospasms.

Diagnostic EEG and Long-term Monitoring
We design, manufacture, and market a full line of instruments and supplies used to help diagnose the presence of seizure disorders and epilepsy, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain, and assist in surgical planning. This type of testing is also done to diagnose brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses, as well as other physiological signals needed to support clinical findings. Routine clinical EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists, neurophysiologists and epileptologists review and interpret the results.
Routine outpatient clinical EEG testing is performed in hospital neurology laboratories, private physician offices, and in ambulatory settings such as the patient’s home, providing physicians with a clinical assessment of a patient’s condition. Long-term inpatient monitoring of EEG and behavior (LTM) is used to determine complex treatment plans, and for patients with seizures that do not respond to conventional therapeutic approaches, surgical solutions may be appropriate. Patients suffering from severe head trauma and other acute conditions that may affect the brain are monitored in ICUs. In addition, research facilities use EEG equipment to conduct research on humans and laboratory animals.
Global Neuro-Diagnostic Services (“GND”) which we acquired in early 2015, provides in-home ambulatory EEG monitoring. GND works with physicians and hospitals to provide superior care and testing services to its patients. Upon receiving a physician referral, GND provides program services in the patient's home, professional oversight throughout the study and preliminary report generation for physician review. GND has received accreditation by The Joint Commission as a home EEG testing services company and also has achieved the American Board of Registered Electroencephalographic and Evoked Potential Technologists (ABRET) Laboratory Accreditation in routine EEG services. GND is a leader in EEG testing services because of our focus on meeting the most stringent quality standards and providing the highest quality patient care.
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

•
Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary amplifier products are sold for a wide variety of applications under the following brand names: Xltek, Trex, EEG32U, EMU40EX, Brain Monitor, Quantum, Schwarzer EEG, Nicolet v32 and v44 models, C series and Nicolet Wireless 32- and 64- channel amplifiers.

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

•	Supplies. We also manufacture and market a full line of proprietary EEG needles and other supplies used in the electroencephalography field.

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

Electrodiagnostic Monitoring
Our electrodiagnostic systems include EMG, nerve conduction (“NCS”), and often evoked potential (“EP”) functionality. EMG and NCS involve the measurement of electrical activity of muscles and nerves both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases of the peripheral, central nervous system or musculature system. An electromyogram is done to determine if there is any disease present that effects muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching, and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy. EMG is also used for clinical applications of botox to relieve muscle spasm and pain. We market both the clinical system and the needles used for these procedures.
In addition to EMG and NCS functionality, many of our Electrodiagnostic systems also include EP. Evoked potentials are elicited in response to a stimulus. These evoked potentials can come from the sensory pathways (such as hearing and visual) or from the motor pathways. An examination tests the integrity of these pathways including the associated area of the brain. Sophisticated amplifiers are required to recognize and average evoked potential EMG and NCS signals.
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

•
Dantec Clavis.    The Dantec Clavis device is a hand-held EMG and current stimulation device that provides muscle and nerve localization information to assist with medication and botox injections. In conjunction with the Bo-ject hypodermic needle and electrodes, physicians can better localize the site of the injection.

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
Diagnostic Polysomnography Monitoring
PSG, which involves the analysis of respiratory patterns, brain electrical activity and other physiological data, has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A full polysomnographic sleep study entails a whole-night recording of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart, and other parameters. In some studies patients are fitted with treatment devices using Positive Airway Pressure technology (“PAP”) during the sleep study and the proper settings for the treatment devices are determined. In many cases, the sleep study is performed in the patient’s home.
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

•
Embla REMlogic, and Sandman; Xltek SleepWorks; Schwartzer Coherence; and Grass Twin.    Our diagnostic PSG systems capture and store all data digitally. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports.

•
Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis and are sold under brand names such as Embla and MPR, Xltek Trex and SleepWorks, and Schwarzer. Our amplifiers are used in both hospitals and stand-alone clinics. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

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

Newborn Care
Our newborn care business unit represents a line of products and services that are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care, as well as other products used in newborn through adult populations, including hearing diagnostics and balance & mobility systems. Our products include:

•	Newborn Hearing Screening—Products used to screen hearing in newborns.

•	Newborn Brain Injury—Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.

•	Thermoregulation—Products used to control the newborn environment including incubators and warmers.

•	Jaundice Management—Products used to treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Diagnostic Hearing Assessment—Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

•	Pediatric Ocular Imaging—Imaging systems and products used in the advanced science and practice of neonatal and pediatric retinal imaging.

•
NicView—Streaming video for families with babies in the neonatal intensive care unit (NICU) that enables family members and approved friends to see the new baby, 24/7, from anywhere in the world - from any device.

•
Nursery Essentials—Products used in the everyday operation of a newborn intensive care unit (“NICU”) and well-baby nursery department within the hospital environment. These products include such items as: Biliband eye protectors, GumDrop pacifiers, MiniMuffs noise attenuators, NeatNick heel lancets, neonatal oxygen hoods, Olympic Circumstraint, Olympic Papoose Boards, Olympic Smart Scales, Olympic Warmettes, OraSwab oral care products, Save the Gonads x-ray protection devices, SugarPlum glucose lancets, SunFish temperature probe covers and TootSweet sucrose solutions.

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

•
Echo-Screen.    Our hand-held Echo-Screen products provide a choice or combination of proprietary ABR and OAE technologies that can also be used for children through adults. The Echo-Screen III device is a compact, multi-modality handheld hearing screener that is tightly integrated with audible Lite Hearing Screening Data Management.

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
Newborn Brain Injury
For many years, newborn infants admitted to the NICU of a hospital have been routinely monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Recently it has also been considered important to monitor brain activity. A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity. Our simplified aEEG devices introduced over ten years ago, allow neonatologists and nurses to set-up and interpret basic neurological traces without neurology oversight.
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

•
Olympic Brainz Monitor.    The Olympic Brainz Monitor is our latest generation Cerebral Function Monitor. The device can be used in single-channel, two-channel or three-channel modes to continuously monitor and record brain activity.

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

Jaundice Management Products

•
neoBLUE Product Family.    This product line consists of our neoBLUE, neoBLUE Mini, neoBLUE Cozy, neoBLUE Compact and neoBLUE blanket devices, which utilize light emitting diodes (“LEDs”) to generate a high-intensity, narrow spectrum of blue light that is clinically proven to be most effective in the treatment of newborn jaundice. Our neoBLUE phototherapy devices emit significantly less ultraviolet light and heat than conventional phototherapy devices, reducing the risk of skin damage and dehydration for infants undergoing treatment. Because of the high intensity of these lights, the treatment time associated with phototherapy is reduced.

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

RetCam
Our RetCam devices incorporate a camera combined with proprietary imaging software that are used to diagnose and monitor a range of ophthalmic maladies in premature infants. RetCam is the market leader in NICU ophthalmic imaging used in the detection of retinopathy of prematurity in newborns.

The RetCam system is a mobile, hand-held wide-field ophthalmic digital imaging system for the hospital and clinic that enables the capture of brilliant, full color digital images and videos that can be used for immediate assessment of the pediatric retina and the adult or pediatric anterior chamber. The digital images can also be sent electronically to an ophthalmologist for immediate interpretation. RetCam imaging provides the ophthalmologist with the ability to manage a patient through photographic documentation of the disease, communication with the parents of a child, follow-up using longitudinal comparisons and consultations through second opinions when warranted.

There are three different RetCam systems available; RetCam 3 which has an optional module for fluorescein angiography, RetCam Shuttle which allows the RetCam to be easily transported between hospitals and clinics and the RetCam Portable which allows easy transport from one location to another.

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
Information regarding our sales and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 19—Segment, Customer and Geographic Information of our Consolidated Financial Statements included in this report and is incorporated in this section by this reference.
Revenue by Product Family and Product Category
For the years ended December 31, 2016, 2015 and 2014, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2016	2015	2014
Neurology	62%	63%	65%
Newborn Care	38%	37%	35%
Total	100%	100%	100%
We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services as a percent of total revenue for the years ending December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Devices and Systems	63%	64%	68%
Supplies	28%	29%	30%
Services	9%	7%	2%
Total	100%	100%	100%
In 2016, 2015 and 2014, no single end-user customer comprised more than 10% of our revenue.
Backlog
For the years ended December 31, 2016, 2015 and 2014, backlog was approximately as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Backlog	$10,555	$9,359	$12,429
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
For the years ended December 31, 2016, 2015 and 2014, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2016	2015	2014
Domestic revenue	65.6%	64.4%	60.6%
International Direct and Distributor Sales
We sell some of our products outside the U.S. through direct sales channels in Canada, France, Germany, Denmark, and parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.
For the years ended December 31, 2016, 2015 and 2014, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2016	2015	2014
International revenue	34.4%	35.6%	39.4%
We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and to resell to end users or sub distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.
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
For the years ended December 31, 2016, 2015 and 2014, direct purchases by GPO members as a percent of revenue were approximately as follows:

	Year Ended December 31,
	2016	2015	2014
Direct purchases by GPO members	12.3%	9.3%	9.1%
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
Manufacturing
Other companies manufacture a significant portion of the components used in our products; however, we perform final assembly, testing, and packaging of many of the devices ourselves to control quality and manufacturing efficiency. We also use contract vendors to manufacture some of our disposable supply and medical device products. We perform regular quality assessments of these vendors, which include on-site quality audits.
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
Our research and development expenses were $33.4 million or 8.8% of total revenue in 2016, $30.4 million or 8.1% of total revenue in 2015, and $30.1 million or 8.5% of total revenue in 2014.
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
Employees
On December 31, 2016, we had approximately 1,160 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Executive Officers
The following table lists our executive officers and their ages as of February 24, 2017:

Name	Age	Position(s)
James B. Hawkins	61	President and Chief Executive Officer
Jonathan Kennedy	46	Executive Vice President and Chief Financial Officer
Austin F. Noll, III	50	Vice President and General Manager, Neurology SBU
Kenneth M. Traverso	56	Vice President and General Manager, Newborn Care SBU
D. Christopher Chung, M.D.	53	Vice President Medical Affairs, Quality & Regulatory
James B. Hawkins has served as Chief Executive Officer, and as a member of the Board of Directors, since joining Natus in April 2004, and as President from April 2004 through January 2011 and from June 2013 to present. In addition, he currently serves on the Board of Directors for Eldorado Resorts, Inc. and OSI Systems.  Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and a Director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor, from August 1985 through January 2004. Mr. Hawkins also served as Secretary of Invivo from July 1986 until January 2004. He earned his undergraduate degree in Business Commerce from Santa Clara University and holds a Masters of Business Administration degree from San Francisco State University.
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
In January 2017 we completed the acquisition of GN Otometrics, which is our largest acquisition to date in terms of purchase price and size of business acquired. Accordingly, the risks described above are potentially more material to us than would have otherwise been the case. Further, Otometrics is headquartered in Denmark and most of its operating facilities are located outside the United States, and the risks we face that are associated with international operations, including those discussed in these risk factors, are enhanced as a result of this transaction.
Adverse economic conditions in markets in which we operate may harm our business
Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist. In 2016 voters in the United Kingdom approved "Brexit," calling for the United Kingdom to withdraw from the European Union and there is speculation that this exit could have adverse consequences for the economies of the United Kingdom and other European countries. We have a significant amount of sales in the European Union and this business could be adversely affected by these developments.
In October 2015, we announced a contract between our Argentinian subsidiary, Medix I.C.S.A, and the Ministry of Health of Venezuela under which our subsidiary would deliver products and services, including third party products, over a three year period pursuant to prepayments received from the Venezuelan Ministry of Health. Following the announcement of this contract, there have been elections in both Venezuela and Argentina leading to significant political changes in those countries. Further, Venezuela is experiencing a highly inflationary economy and recessionary economic conditions. These developments may impact the likelihood of the Venezuelan Ministry of Health’s following through with orders under the agreement. While Medix has received the first installment under this contract, the remainder of the contract will not be fulfilled until the outstanding consideration is received. If, for these or any other reasons, the Venezuelan Ministry of Health does not make the additional prepayments required to initiate deliveries under the Medix agreement, we will not receive any additional benefit from it.
Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations
Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. With the exception of our Canadian operations, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency. Our exposure to the currency fluctuations is enhanced as a result of the Otometrics acquisition. To date we have executed only limited foreign currency contracts to hedge these currency risks. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.
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
Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products
In March 2010 the U. S. government signed into law the Patient Protection and Affordable Care Act and the Health Care & Education Reconciliation Act (collectively, the “ACA”). The ACA contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers. This tax began in 2013, and subsequently was suspended for the calendar years 2016 and 2017. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018. Subsequent to the adoption of the ACA, changes to this statute have been adopted that, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers.
The Trump administration has been critical of the ACA and has spoken of materially revising or even repealing it. Uncertainty surrounding the ACA may adversely impact the spending of our U.S. based customers and revised provisions of the ACA, if any, could adversely impact our business. If we fail to effectively react to the implementation of health care reform, our business may be adversely affected.

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
For example, beginning in 2012 we implemented the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence, and in 2015 we completed the final implementation of the ERP. We may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. We will continue to incur additional costs associated with stabilization and ongoing development of the new platform. The ongoing development and stabilization could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. As we integrate the Otometrics operations and implement the ERP to cover its operations, we will incur costs and face challenges that could disrupt our operations.
Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results
Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets are impaired involves significant judgment. Our ability to accurately predict future cash flows related to these intangible assets might be hindered by events over which we have no control. Due to the highly competitive nature of the medical device industry, new technologies could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our products. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values which could lead to potential impairment charges that could impact our operating results. In the past we have recorded charges for goodwill impairment and impairments of our trade names.
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
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we are not able to maintain effective internal control over financial reporting and otherwise comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.
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
Our Peloton hearing screening service and our GND EEG service are dependent on third-party payors to reimburse us for services provided to patients. We have encountered challenges in obtaining reimbursement from third parties and are dedicating resources to the education of third-party payors to the benefits of these services. Our inability to obtain reimbursement for these services, and any adverse changes in reimbursement policies or amounts for either of these services, or other products or services that we provide, could harm our business.
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
In 2014 and 2016 we received formal communications from the FDA regarding deficiencies in our manufacturing processes in our Seattle facility. As a result, we imposed ship-holds on certain of our products produced there and are dedicating substantial resources to the resolution of the conditions identified by the FDA. These actions had an adverse effect on our results of operations in 2016.
Our inability to address issues that have been raised by the FDA, or failure of us or our third party suppliers and manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including, among other things, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or recalls of products and manufacturing restrictions, any of which could harm our business.
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
Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins

We have entered, and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 12.3%, 9.3% and 9.1% of our total revenue during 2016, 2015 and 2014, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
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
Our plan to expand our international operations will result in increased costs and is subject to numerous risks; if our efforts are not successful, this could harm our business
We have expanded our international operations through acquisitions, including the Otometrics acquisition, and plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

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
On January 30, 2017, an alleged class action entitled Badger v. Natus Medical Incorporated, et al., No. 3:17-cv-00458-JSW, was filed in the United States District Court for the Northern District of California against the Company and two of our officers. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business (including a contract entered into by a subsidiary of the Company), guidance and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between October 16, 2015 and April 3, 2016, and seeks compensatory damages, fees and costs. We believe the claims are without merit and intend to defend them vigorously.
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

	High	Low
Fiscal Year Ended December 31, 2016:
Fourth Quarter	$43.85	$33.15
Third Quarter	44.39	36.80
Second Quarter	39.81	29.54
First Quarter	47.24	32.00
Fiscal Year Ended December 31, 2015:
Fourth Quarter	$51.05	$37.85
Third Quarter	46.98	29.34
Second Quarter	44.37	35.73
First Quarter	40.05	33.85
As of February 17, 2017, there were 32,866,703 shares of our common stock issued and outstanding and held by approximately 24 stockholders of record. We estimate that there are approximately 24,328 beneficial owners of our common stock.
Dividends
We have never declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.
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
The following graph shows a comparison, from January 1, 2011 through December 31, 2016, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2011	2012	2013	2014	2015	2016
Natus Medical Inc.	Return %		18.35	101.61	60.18	33.32	(27.58)
	Cum $	100.00	118.35	283.60	382.18	509.54	369.03
NASDAQ Composite-Total Returns	Return %		17.45	40.12	14.75	6.96	8.87
	Cum $	100.00	117.45	164.57	188.84	201.98	219.89
S&P 500 Health Care Equipment Index	Return %		17.27	27.69	26.28	5.97	6.48
	Cum $	100.00	117.27	149.74	189.09	200.39	213.38

Purchases of Equity Securities by the Issuer
The following table provides information regarding repurchases of common stock for the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016—October 31, 2016	14,300	$40.01	629,234	$15,044,504
November 1, 2016—November 30, 2016	8,700	$39.63	638,082	$14,699,723
December 1, 2016—December 31, 2016	2,900	$35.29	644,312	$14,597,382
Total	25,900	$39.78	644,312	$14,597,382
In June 2014, the Board of Directors authorized the repurchase of up to $10 million of common stock pursuant to a stock repurchase program. In June 2015, the program was expanded to include up to an additional $20 million of our common stock. In June 2016, the program was again expanded to include an additional $20 million of our common stock, for an aggregate purchase amount of $50 million. The expiration date for the program is set for June 1, 2017.

ITEM 6.    Selected Financial Data
The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2016, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2016 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated statements of operations data for the years ended December 31, 2013 and 2012 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (a) (b):
Revenue	$381,892	$375,865	$355,834	$344,112	$292,280
Cost of revenue	144,632	145,492	138,480	138,788	126,430
Intangibles amortization	2,327	2,836	2,967	2,912	2,524
Gross profit	234,933	227,537	214,387	202,412	163,326
Operating expenses:
Marketing and selling	84,834	87,675	85,729	83,138	73,970
Research and development	33,443	30,434	30,100	30,786	28,616
General and administrative	50,877	46,363	45,444	43,380	40,568
Intangibles amortization	8,983	7,447	3,025	5,681	6,246
Restructuring	1,536	2,145	4,238	4,767	8,814
Total operating expense	179,673	174,064	168,536	167,752	158,214
Income from operations	55,260	53,473	45,851	34,660	5,112
Other income (expense), net	(357)	(1,064)	158	(2,716)	(835)
Income before provision for income tax	54,903	52,409	46,009	31,944	4,277
Provision for income tax	12,309	14,485	13,531	8,797	454
Net income	$42,594	$37,924	$32,478	$23,147	$3,823
Earnings per share:
Basic	$1.31	$1.17	$1.03	$0.77	$0.13
Diluted	$1.29	$1.14	$1.00	$0.75	$0.13
Weighted average shares used in the calculation of earnings per share:
Basic	32,460	32,348	31,499	29,993	29,031
Diluted	33,056	33,241	32,568	30,821	29,837

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$247,570	$82,469	$66,558	$56,106	$23,057
Working capital	325,858	164,248	148,665	118,585	71,893
Total assets	649,012	479,496	434,821	429,457	394,492
Long-term debt (including current portion) and short-term borrowings	140,000	—	—	38,017	32,860
Total stockholders’ equity	417,374	390,710	352,715	308,214	270,380

(a)
Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: Nicolet in July 2012, Grass in February 2013, Peloton in January 2014, GND and NicView in January 2015, Monarch in November 2015, NeuroQuest in March 2016, and RetCam in July 2016.

(b)
Data for 2014, 2013, and 2012 reflects reclassifications from Cost of revenue to Intangibles amortization, from Marketing and selling, Research and development, and General and administrative to Intangible amortization, and from General and administrative to Restructuring.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the accompanying footnotes. MD&A includes the following sections:
Business
Natus is a leading provider of newborn care and neurology healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2016 we completed two acquisitions, NeuroQuest, LLC (“NeuroQuest”) and RetCam Imaging Systems (“RetCam”). We expect to continue to pursue opportunities to acquire other businesses in the future.
In January 2017, we acquired Otometrics, our largest acquisition in terms of purchase price and size of business acquired. Otometrics reported 2016 revenue, in U.S. dollars, of approximately $100 million.
Year 2016 Overview
In 2016, we completed the acquisitions mentioned above for total cash consideration of $15.2 million. These acquisitions allowed us to diagnose and monitor a range of ophthalmic maladies in premature infants and to offer patients a more convenient way to complete routine EEG testing.
Our consolidated revenue increased by $6.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was driven by acquisitions, organic growth in our domestic Neurology business and Peloton hearing screening business, and revenue from the Venezuela contract, partially offset by weakness in our international Neurology markets and the impact of the ship hold on certain Newborn Care products.
Net income was $42.6 million, or $1.29 per diluted share in the year ended December 31, 2016, compared with net income of $37.9 million, or $1.14 per diluted share in 2015. This increase in income was primarily the result of increased revenue and gross profit. We incurred $1.5 million of restructuring charges in 2016, as compared to $2.1 million in 2015, as we continue to eliminate redundant costs. The higher charges in 2015 were due to higher severance costs related to reduction of workforce in Europe.
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
Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Revenue from installation or training services is deferred until such time service is provided. Hearing screening and ambulatory EEG monitoring revenue is recorded when the procedure is performed at the estimated net realizable value based on contractual agreements with payers and historical collections.
Certain revenue transactions include multiple element arrangements. We allocate revenue in these arrangements to each unit of accounting using the relative selling price method. The selling prices used during the allocation process are based on vendor specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available.
GPOs negotiate volume purchase prices for member hospitals, group practices, and other clinics. Our agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

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
Inventory
Inventories are carried at the lower of cost or market, with cost being determined using the first-in, first-out method. The carrying value of our inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Adjustments to the value of our inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. Decreases in demand may result in further impairment of inventory, while increases in demand may result in the sale of inventory that had previously been written down.
Carrying value of intangible assets and goodwill
We amortize intangible assets with finite lives over their useful lives; any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in additional charges.
During the second quarter of 2015, we initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy places definite expected future lives on our acquired trade names which previously had indefinite lives. We assigned these trade names lives of seven years based on the timeline of our branding strategy. We will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense.
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired.
In 2016, 2015 and 2014, we performed a qualitative assessment to test goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, we determined that the fair value was more likely than not to be greater than its carrying amount, and no further analysis was needed.
If the fair value was less than its carrying amount, the Company would perform a two-step impairment test on goodwill. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.
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
Share-based compensation
We recognize share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period and ten-year contractual term pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 14 of our Consolidated Financial Statements.
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
We recognize share-based compensation associated with Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”). RSAs and RSUs vest ratably over a three-year period for employees. RSAs and RSUs for executives vest over a four-year period; 50% on the second anniversary of the vesting start date and 25% on each of the third and fourth anniversaries of the vesting date. RSAs and RSUs for non employees (Board of Directors) vest over a one-year period; 100% on the first anniversary. The value is estimated based on the market value of our stock on the date of issuance pursuant to ASC Topic 718, Compensation-Stock Compensation.
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
We elected to early adopt Accounting Standard Update (“ASU”) 2016-09 in the first quarter of 2016. Additional information regarding the early adoption is contained in Note 1- Organization and Significant Accounting Policies of our Consolidated Financial Statements included in this report. In 2015 and 2014, the cash flow from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for employee options (excess tax benefits) was classified as a cash inflow from financing activities and a cash outflow from operating activities in our Statements of Cash Flows. We treated tax deductions from certain stock option exercises as being realized when they reduced taxes payable in accordance with relevant tax law.

Results of Operations
The following table sets forth for the periods indicated selected consolidated statement of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of revenue	37.9%	38.7%	38.9%
Intangibles amortization	0.6%	0.8%	0.8%
Gross profit	61.5%	60.5%	60.2%
Operating expenses:
Marketing and selling	22.2%	23.3%	24.1%
Research and development	8.8%	8.1%	8.5%
General and administrative	13.3%	12.3%	12.8%
Intangibles amortization	2.4%	2.0%	0.9%
Restructuring	0.4%	0.6%	1.2%
Total operating expenses	47.0%	46.3%	47.4%
Income from operations	14.5%	14.2%	12.9%
Other income (expense), net	(0.1)%	(0.3)%	—%
Income before provision for income tax	14.4%	13.9%	12.9%
Provision for income tax expense	3.2%	3.9%	3.8%
Net income	11.2%	10.1%	9.1%

Comparison of 2016 and 2015
Revenue

	Year ended December 31,
	2016	2015	Change
Neurology
Devices and Systems	$168,200	$168,776	—%
Supplies	58,681	60,205	(3)%
Services	11,641	8,320	40%
Total Neurology Revenue	238,522	237,301	1%
Newborn Care
Devices and Systems	72,562	72,669	—%
Supplies	47,674	49,982	(5)%
Services	23,134	15,913	45%
Total Newborn Care Revenue	143,370	138,564	3%
Total Revenue	$381,892	$375,865	2%
For the year ended December 31, 2016, Neurology revenue increased by 1% compared to the prior year with the growth in our domestic market partly offset by a decline in our international markets. Devices and Systems revenue remained constant for the year ended December 31, 2016 compared to the prior year. Supplies revenue for 2016 decreased 3% compared to the prior year due mainly to softness in our domestic market.  Services revenue increased by 40% compared to the prior year due mainly to the acquisition of NeuroQuest in March 2016 to complement our GND and Monarch acquisitions.
For the year ended December 31, 2016, Newborn Care revenue increased by 3% compared to the prior year with growth in both international and domestic markets. Devices and Systems revenue remained flat year over year, as revenue generated from the RetCam acquisition and the Venezuela contract was offset by lower revenue from hearing devices, due to Peloton cannibalization, voluntary ship holds, and lower revenue on Incubators and Warmers, due to exiting the U.S. market, and lower revenue from Brain Injury devices, due to higher revenue from China in 2015 that did not repeat in 2016. Supplies revenue for the twelve-month period decreased 5% compared to the prior year mainly due to our ability to convert customers over to our Peloton screening service business. Services revenue increased by 45% compared to the prior year due mainly to the growth in Peloton and our Neometrics Data Management services.
No single customer accounted for more than 10% of our revenue in either 2016 or 2015. Revenue from domestic sales increased 4% to $250.7 million in 2016, from $242.1 million in 2015 primarily due to an increase in our services business and continued strong demand for our devices and systems in the U.S. Revenue from international sales decreased 2% in 2016 to $131.2 million from $133.8 million in 2015 due to on-going weakness in our international markets due, in part, to the strong dollar against the Euro and Canadian dollar. Revenue from domestic sales was 66% of total revenue in 2016 compared to 64% of total revenue in 2015, and revenue from international sales was 34% of total revenue in 2016 compared to 36% of total revenue in 2015.
Cost of Revenue and Gross Profit

	Year ended December 31,
	2016	2015
Revenue	$381,892	$375,865
Cost of revenue	144,632	145,492
Intangibles amortization	2,327	2,836
Gross profit	234,933	227,537
Gross profit percentage	61.5%	60.5%
For the year ended December 31, 2016, our gross profit as a percentage of sales increased by 1% compared to the prior year. This increase in gross profit was driven by a $6.6 million charge in 2015 recorded to accrue for the estimated costs of bringing certain NeoBLUE® phototherapy products into U.S. regulatory compliance. These increases in gross profit were also driven by higher domestic revenues which generally have higher gross margins than international sales, as well as cost reduction initiatives which resulted in higher margins primarily in Neurology devices.
Operating Costs

	Year ended December 31,
	2016	2015
Marketing and selling	$84,834	$87,675
Percentage of revenue	22.2%	23.3%
Research and development	$33,443	$30,434
Percentage of revenue	8.8%	8.1%
General and administrative	$50,877	$46,363
Percentage of revenue	13.3%	12.3%
Intangibles Amortization	$8,983	$7,447
Percentage of revenue	2.4%	2.0%
Restructuring	$1,536	$2,145
Percentage of revenue	0.4%	0.6%
Marketing and Selling
Marketing and selling expenses decreased in 2016 compared to 2015. This is primarily related to a favorable change in estimate in the GND earnout liability in 2016 based on projected GND annual revenue.
Research and Development
Research and development expenses increased during the year ended December 31, 2016 compared to the prior year. This is primarily driven by activities related to the remediation of certain deficiencies identified in our Seattle quality system as well as the RetCam acquisition.
General and Administrative
General and administrative expenses increased during the year ended December 31, 2016 compared to the prior year. The increase is related to an increase of $0.6 million in billing costs due to Peloton growth and the addition of $1.6 million expenses following the NeuroQuest and RetCam acquisitions.
Intangibles Amortization
Intangibles amortization increased in 2016 compared to 2015. The increase is partly due to additional intangible amortization from the 2016 acquisitions of NeuroQuest and RetCam. Additionally, we assigned our previously indefinite lived trade names definite lives of seven years in the second quarter of 2015. As such, there is a full year of amortization for trade names in 2016 compared to a half year in 2015.
Restructuring
Restructuring costs decreased during the year ended December 31, 2016 compared to the prior year. In 2015 we experienced higher expenses related to facilities consolidation and severance expense compared to 2016 in which restructuring charges related mostly to the abandonment of two facilities.
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $0.3 million in 2016, compared to $1.0 million in 2015. We reported $0.3 million of foreign currency exchange losses in 2016 versus $1.4 million in 2015. This increase was driven primarily by the declining value of foreign currencies in which we transact. Interest expense was $0.4 million in 2016 compared to $0.3 million in 2015. This was offset by interest income of $0.3 million in 2016 which was $0.3 million more than the amount reported for 2015.
Provision for Income Tax
The effective tax rate (“ETR”) for 2016 was 22.4% as compared to 27.6% for 2015. The lower effective tax rate in 2016 compared with 2015 is primarily due to the effect from adoption of ASU 2016-09 which resulted in excess tax benefits being recorded in income tax expense as discrete items, lower state tax expense, reduction of certain uncertain tax positions, and the change in geographic mix of income, offset by additional tax expense related to the settlement of a tax audit in a foreign jurisdiction.,

Comparison of 2015 and 2014
Revenue

	Year ended December 31,
	2015	2014	Change
Neurology
Devices and Systems	$168,776	$173,006	(2)%
Supplies	60,205	59,666	1%
Services	8,320	—	—%
Total Neurology Revenue	237,301	232,672	2%
Newborn Care
Devices and Systems	72,669	67,354	8%
Supplies	49,982	48,697	3%
Services	15,913	7,111	124%
Total Newborn Care Revenue	138,564	123,162	13%
Total Revenue	$375,865	$355,834	6%
For the year ended December 31, 2015, Neurology revenue increased by 2% compared to the prior year with the growth coming primarily from GND services provided in the domestic market. Devices and Systems revenue declined by 2% for the year ended December 31, 2015 compared to the prior year driven mainly to a strong US Dollar as compared to the Euro and Canadian Dollar in 2015. Supplies revenue for the twelve-month period increased 1% compared to the prior year due mainly to strong sales in our domestic market. Services revenue in 2015 is the result of our entry into the ambulatory EEG services market through the acquisition of GND in January 2015.
For the year ended December 31, 2015, Newborn Care revenue increased by 13% compared to the prior year with growth in both international and domestic markets. Devices and Systems revenue increased by 8% compared to the prior year due mainly to the acquisition of NicView, our video streaming initiative, Balance Monitoring and Distributed products. Supplies revenue for the twelve-month period increased 3% compared to the prior year. Services revenue increased by 124% compared to the prior year due mainly to the growth of Peloton and our Neometrics Data Management services.
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
Research and Development
Research and development expenses increased slightly during the year ended December, 31, 2015 compared to the prior year. This is primarily driven by activities related to the remediation of certain deficiencies identified in our quality management system.
General and Administrative
General and administrative expenses increased during the year ended December 31, 2015 compared to the prior year. The increase in expenses is related to an increase of $0.6 million in Peloton employee expenses and the addition of expenses following the GND acquisition of $0.5 million.
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

Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other income (expense), net of $(1.0) million in 2015, compared to $0.2 million in in 2014. Interest income of $27,000 in 2015 was $92,000 less than the amount reported for 2014. We reported $1.4 million of foreign currency exchange losses in 2015 versus $37,000 of foreign exchange losses in 2014. This increase was driven primarily by the declining value of foreign currencies in which we transact. Interest expense was $0.4 million in 2015 compared to $0.4 million in 2014.
Provision for Income Tax

The effective tax rate for 2015 is 27.6% as compared to 29.4% for 2014. The lower effective tax rate in 2015 compared with 2014 is primarily due to a change in geographic mix of income offset by the release of a deferred tax asset valuation allowance in 2014 and an increase in state taxes.

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
As of December 31, 2016, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $155.8 million. We used virtually all of this cash for the completion of the Otometrics acquisition in the beginning of 2017. We intend to permanently reinvest the residual cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank (“JP Morgan”) and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility (the “Credit Facility”). The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of December 31, 2016 we had $140 million outstanding under the Credit Facility in anticipation of the consummation of the Otometrics acquisition, and this transaction was completed on January 3, 2017 with cash on hand and a portion of these borrowed funds.

	December 31, 2016	December 31, 2015	December 31, 2014
Cash, cash equivalents, and investments	$247,570	$82,469	$66,558
Debt	140,000	—	—
Working capital	325,858	164,248	148,665

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Net cash provided by operating activities	$72,687	$36,852	$42,143
Net cash used in investing activities	(53,264)	(19,478)	(10,645)
Net cash provided by (used in) financing activities	118,417	832	(20,914)
Comparison of 2016, 2015, and 2014
During 2016 cash generated from operating activities of $72.7 million was the result of $42.6 million of net income, non-cash adjustments to net income of $29.9 million, and net cash outflows of $0.1 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven primarily by a decrease in accounts receivable following increased collections efforts, an increase in deferred revenue following receipt of payment from the Ministry of Health of Venezuela, and an increase in prepaid expenses related to prepayments we made to our distribution partner for the Venezuelan contract. Cash used in investing activities during the period was $53.3 million and consisted primarily of purchases of short-term investments of $34.0 million, as well as cash used in the acquisitions of RetCam of $10.6 million and NeuroQuest of $4.6 million, in each case net of cash acquired. Cash used to acquire other property and equipment and intangible assets was $3.4 million. Cash provided by financing activities during the year ended December 31, 2016 was $118.4 million and consisted primarily of outstanding debt under the current Credit Facility of $140.0 million along with proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases and their related tax benefits of $3.6 million, offset by $19.3 million for repurchases of common stock under our share repurchase program, $4.1 million for taxes paid related to net share settlement of equity awards, $1.3 million for contingent consideration payment to NicView, and $0.5 million of deferred debt issuance costs. Under the prior credit facility that was terminated in connection with our entry into the new facility, the Company borrowed and repaid a total of $16.0 million as of December 31, 2016.
During 2015 cash generated from operating activities of $36.9 million was the result of $37.9 million of net income, non-cash adjustment to net income of $28.0 million, and net cash outflows of $29.1 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $19.5 million and consisted primarily of cash used related to the acquisition of GND, Monarch and NicView. Cash used to acquire other property and equipment and intangible assets was $5.4 million. Cash provided by financing activities during the year ended December 31, 2015 was $0.8 million and consisted of proceeds from stock option exercises and ESPP purchases and their related tax benefits of $17.4 million, offset by $11.5 million for repurchases of common stock under our share repurchase program, $4.3 million for taxes paid related to net share settlement of equity awards, and $0.7 million for contingent consideration payment to Tender Touch, which we acquired in 2014.
During 2014 cash generated from operating activities of $42.1 million was the result of $32.5 million of net income, non-cash adjustments to net income of $16.4 million, and net cash outflows of $6.7 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $10.6 million and consisted primarily of cash used related to the acquisition of Tender Touch, the purchase accounting adjustments for inventory purchases commitments for Grass of $1.8 million, and cash used to acquire property and equipment and intangible assets of $5.1 million. Cash used in financing activities was $20.9 million and consisted of proceeds from stock option exercises and ESPP purchases and their related tax benefits of $23.7 million, offset by a repayment of long term debt of $38.0 million, $4.6 million for repurchases of common stock under our share repurchase program, and $2.0 million for taxes paid related to net share settlement of equity awards.
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
Contractual Obligations
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2016 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$48,756	$48,756	$—	$—	$—
Operating lease obligations	18,110	4,070	6,336	4,866	2,838
Total	$66,866	$52,826	$6,336	$4,866	$2,838
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
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 17 of our Consolidated Financial Statements for further discussion on income taxes.

Quantitative and Qualitative Disclosures about Market Risk
We develop products in the U.S, Canada, Europe, and Argentina, and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in the U.S. Dollar and Euro and with a portion of our sales denominated in Canadian dollar, Argentine peso and British pound. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.
In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.
If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2016.
Our interest income is sensitive to changes in the general level of interest rates in the U.S. However, because current market conditions have resulted in historically low rates of return on our investments, a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest income earned on investments held at December 31, 2016.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2016. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.
Off-Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers' liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2016. We had no other off-balance sheet arrangements during any of fiscal 2016, 2015 or 2014 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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
Selected Quarterly Financial Data (Unaudited)
The following table presents our operating results for each of the eight quarters in the period ending December 31, 2016. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.
In the opinion of our management all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(in thousands, except per amounts)
Revenue	$107,699	$90,906	$95,958	$87,329	$99,950	$94,583	$91,937	$89,395
Cost of revenue	42,090	32,194	37,879	32,469	41,023	35,520	33,844	35,105
Intangibles amortization	510	612	604	601	788	683	683	682
Gross profit	65,099	58,100	57,475	54,259	58,139	58,380	57,410	53,608
Operating expenses:
Marketing and selling	23,255	19,746	21,237	20,596	22,330	22,495	22,108	20,742
Research and development	10,847	7,689	7,105	7,802	8,568	7,700	7,309	6,857
General and administrative	13,652	12,821	11,923	12,481	13,124	10,031	11,656	11,552
Intangibles amortization	2,243	2,409	2,197	2,134	2,282	2,036	2,174	955
Restructuring	221	197	1,083	35	1,786	42	161	156
Total operating expenses	50,218	42,862	43,545	43,048	48,090	42,304	43,408	40,262
Income from operations	14,881	15,238	13,930	11,211	10,049	16,076	14,002	13,346
Other income (expense), net	55	(893)	25	456	138	7	(380)	(829)
Income before provision for income tax	14,936	14,345	13,955	11,667	10,187	16,083	13,622	12,517
Provision for income tax	4,705	1,032	3,443	3,129	1,643	5,151	3,771	3,920
Net income	$10,231	$13,313	$10,512	$8,538	$8,544	$10,932	$9,851	$8,597
Earnings per share:
Basic	$0.32	$0.41	$0.32	$0.26	$0.26	$0.34	$0.31	$0.27
Diluted	$0.31	$0.40	$0.32	$0.26	$0.26	$0.33	$0.30	$0.26
Weighted average shares used in the calculation of net earnings per share:
Basic	32,405	32,388	32,438	32,606	32,554	32,432	32,273	32,127
Diluted	33,009	32,981	32,983	33,222	33,327	33,253	33,204	33,097

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria set forth in the COSO Framework, our management concluded that as of December 31, 2016 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.
KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements and financial statement schedule included in this annual report. They also audited our internal control over financial reporting as of December 31, 2016 as stated in their report included in this annual report.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Natus Medical Incorporated:
We have audited Natus Medical Incorporated and subsidiaries (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company’s December 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Natus Medical Incorporated and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Natus Medical Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated) financial statements.
(signed) KPMG LLP
San Francisco, California
February 24, 2017

PART III
This Part incorporates certain information from our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
The information required by this Item concerning our directors is incorporated by reference to our 2017 Proxy Statement including but not necessarily limited to the section entitled Election of Directors. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Business—Executive Officers. The information required by this item concerning compliance with Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated by reference to the 2017 Proxy Statement including but not necessarily limited to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.
Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee of our Board of Directors are Kenneth E. Ludlum, Robert A. Gunst, William M. Moore, and Barbara R. Paul, M.D. Our Board of Directors has determined that Kenneth E. Ludlum is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
The information required by this Item concerning our corporate governance is incorporated by reference to our 2017 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance.
ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to our 2017 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan, as amended, and our 2011 Employee Stock Purchase Plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	962,843	$15.02	1,098,514
Equity compensation plans not approved by security holders	—	—	—
Total	962,843	15.02	1,098,514
Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2017 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2017 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2017 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.
ITEM 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2017 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$4,686	$1,123	$(1,627)	$4,182
Valuation allowance	3,972	—	(266)	3,706
Year ended December 31, 2015
Allowance for doubtful accounts	$4,324	$1,496	$(1,134)	$4,686
Valuation allowance	3,151	821	—	3,972
Year ended December 31, 2014
Allowance for doubtful accounts	$2,962	$1,221	$141	$4,324
Valuation allowance	5,043	—	(1,892)	3,151
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
Dated: February 24, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JAMES B. HAWKINS	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2017
(James B. Hawkins)
/S/ JONATHAN A. KENNEDY	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017
(Jonathan A. Kennedy)
/S/ ROBERT A. GUNST	Chairman of the Board of Directors	February 24, 2017
(Robert A. Gunst)
/S/ DORIS ENGIBOUS	Director	February 24, 2017
(Doris Engibous)
/S/ KENNETH E. LUDLUM	Director	February 24, 2017
(Kenneth E. Ludlum)
/S/ WILLIAM M. MOORE	Director	February 24, 2017
(William M. Moore)
/S/ BARBARA R. PAUL	Director	February 24, 2017
(Barbara R. Paul)

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Natus Medical Incorporated:
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natus Medical Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Natus Medical Incorporated’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
San Francisco, California
February 24, 2017

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$213,551	$82,469
Short-term investments	34,019	—
Accounts receivable, net of allowance for doubtful accounts of $4,182 and $4,686	86,638	99,080
Inventories	49,587	48,572
Prepaid expenses and other current assets	22,004	11,235
Total current assets	405,799	241,356
Property and equipment, net	17,333	16,967
Intangible assets, net	77,165	86,536
Goodwill	113,112	107,466
Deferred income tax	14,915	12,782
Other assets	20,688	14,389
Total assets	$649,012	$479,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,700	$23,660
Accrued liabilities	37,895	42,137
Deferred revenue	23,346	11,311
Total current liabilities	79,941	77,108
Long-term liabilities:
Other liabilities	8,013	7,781
Long-term debt	140,000	—
Deferred income tax	3,684	3,897
Total liabilities	231,638	88,786
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 32,920,246 in 2016 and 33,153,500 in 2015	312,986	323,745
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2016 and in 2015	—	—
Retained earnings	149,408	106,814
Accumulated other comprehensive loss	(45,020)	(39,849)
Total stockholders’ equity	417,374	390,710
Total liabilities and stockholders’ equity	$649,012	$479,496
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue	$381,892	$375,865	$355,834
Cost of revenue	144,632	145,492	138,480
Intangibles amortization	2,327	2,836	2,967
Gross profit	234,933	227,537	214,387
Operating expenses:
Marketing and selling	84,834	87,675	85,729
Research and development	33,443	30,434	30,100
General and administrative	50,877	46,363	45,444
Intangibles amortization	8,983	7,447	3,025
Restructuring	1,536	2,145	4,238
Total operating expenses	179,673	174,064	168,536
Income from operations	55,260	53,473	45,851
Other income (expense), net	(357)	(1,064)	158
Income before provision for income tax	54,903	52,409	46,009
Provision for income tax	12,309	14,485	13,531
Net income	$42,594	$37,924	$32,478
Net income per share:
Basic	$1.31	$1.17	$1.03
Diluted	$1.29	$1.14	$1.00
Weighted average shares used in the calculation of net income per share:
Basic	32,460	32,348	31,499
Diluted	33,056	33,241	32,568
Other Comprehensive income:
Unrealized losses on available-for-sale investments	$(168)	$—	$—
Foreign currency translation adjustment	(5,003)	(8,378)	(11,218)
Total other comprehensive income	(5,171)	(8,378)	(11,218)
Comprehensive income	$37,423	$29,546	$21,260
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2013	31,401,602	292,055	36,412	(20,253)	308,214
Tax benefit of options exercises	—	7,525	—	—	7,525
Vesting of restricted stock units	13,121	—	—	—	—
Net issuance of restricted stock awards	180,665	—	—	—	—
Employee stock purchase plan	45,625	1,197	—	—	1,197
Stock-based compensation expense	—	6,062	—	—	6,062
Repurchase of company stock	(161,400)	(4,633)	—	—	(4,633)
Taxes paid related to net share settlement of equity awards	(73,134)	(1,999)	—	—	(1,999)
Exercise of stock options	1,242,679	15,089	—	—	15,089
Other comprehensive income	—	—	—	(11,218)	(11,218)
Net income	—	—	32,478	—	32,478
Balances, December 31, 2014	32,649,158	315,296	68,890	(31,471)	352,715
Tax benefit of options exercises	—	7,104	—	—	7,104
Vesting of restricted stock units	21,619	—	—	—	—
Net issuance of restricted stock awards	199,620	—	—	—	—
Employee stock purchase plan	35,467	1,251	—	—	1,251
Stock-based compensation expense	—	6,953	—	—	6,953
Repurchase of company stock	(281,915)	(11,526)	—	—	(11,526)
Taxes paid related to net share settlement of equity awards	(102,112)	(4,341)	—	—	(4,341)
Exercise of stock options	631,663	9,008	—	—	9,008
Other comprehensive income	—	—	—	(8,378)	(8,378)
Net income	—	—	37,924	—	37,924
Balances, December 31, 2015	33,153,500	$323,745	$106,814	$(39,849)	$390,710
Vesting of restricted stock units	20,937	—	—	—	—
Net issuance of restricted stock awards	191,492	—	—	—	—
Employee stock purchase plan	45,515	1,360	—	—	1,360
Stock-based compensation expense	—	9,008	—	—	9,008
Repurchase of company stock	(545,109)	(19,289)	—	—	(19,289)
Taxes paid related to net share settlement of equity awards	(97,231)	(4,107)	—	—	(4,107)
Exercise of stock options	151,142	2,269	—	—	2,269
Other comprehensive income	—	—	—	(5,171)	(5,171)
Net income	—	—	42,594	—	42,594
Balances, December 31, 2016	32,920,246	$312,986	$149,408	$(45,020)	$417,374
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$42,594	$37,924	$32,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,123	1,496	991
Excess tax benefit on the exercise of stock options	—	(7,104)	(7,525)
Depreciation and amortization	16,879	15,987	11,759
Gain on disposal of property and equipment	(29)	(5)	—
Impairment of intangible assets	—	—	598
Impairment of property and equipment	—	—	2,177
Warranty reserve	2,934	10,729	2,306
Stock-based compensation	9,008	6,953	6,062
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	19,723	(15,272)	(2,431)
Inventories	(7,668)	(12,232)	(2,017)
Other assets	(11,387)	858	(3,667)
Accounts payable	(4,965)	3,270	(7,648)
Accrued liabilities	(6,967)	(6,177)	6,595
Deferred revenue	13,879	(1,118)	(775)
Deferred taxes	(2,437)	1,543	3,240
Net cash provided by operating activities	72,687	36,852	42,143
Investing activities:
Acquisition of businesses, net of cash acquired	(15,849)	(14,284)	(4,925)
Acquisition of property and equipment	(3,186)	(4,068)	(4,239)
Acquisition of intangible assets	(210)	(1,126)	(1,481)
Purchases of short-term investments	(34,019)	—	—
Net cash used in investing activities	(53,264)	(19,478)	(10,645)
Financing activities:
Proceeds from stock option exercises and ESPP	3,630	10,258	16,210
Excess tax benefit on the exercise of stock options	—	7,104	7,525
Repurchase of company stock	(19,289)	(11,525)	(4,633)
Taxes paid related to net share settlement of equity awards	(4,107)	(4,341)	(1,999)
Proceeds from short-term borrowings	16,000	—	—
Proceeds from long-term borrowings	140,000	—	—
Deferred debt issuance costs	(533)	—	—
Contingent consideration earn-out	(1,284)	(664)	—
Payments on borrowings	(16,000)	—	(38,017)
Net cash (used in)/provided by financing activities	118,417	832	(20,914)
Exchange rate effect on cash and cash equivalents	(6,758)	(2,295)	(132)
Net increase in cash and cash equivalents	131,082	15,911	10,452
Cash and cash equivalents, beginning of year	82,469	66,558	56,106
Cash and cash equivalents, end of year	$213,551	$82,469	$66,558
Supplemental disclosure of cash flow information:
Cash paid for interest	$41	$—	$434
Cash paid for income taxes	$16,344	$10,164	$5,672
Non-cash investing activities:
Property and equipment included in accounts payable	$134	$289	$122
Inventory transferred to property and equipment	$1,303	$1,056	$1,350
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014
1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Natus Medical Incorporated (“Natus”, the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a leading provider of newborn care and neurology healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, and software systems for managing and tracking disorders and diseases for public health laboratories.
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications to the prior periods have been made to conform to the current period presentation. The consolidated statements of income for 2014 reflect reclassifications from Cost of revenue to Intangibles amortization, from Marketing and selling, Research and development, and General and administrative to Intangible amortization, and from General and administrative to Restructuring.
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
Revenue recognition
Revenue, net of discounts, is recognized from sales of medical devices and supplies, including sales to distributors, when the following conditions have been met: a purchase order has been received, title has transferred, the selling price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Terms of sale for most domestic sales are FOB origin, reflecting that title and risk of loss are assumed by the purchaser at the shipping point; however, terms of sale for some neurology, sleep-diagnostic, and head cooling systems are FOB destination, reflecting that title and risk of loss are assumed by the purchaser upon delivery. Terms of sales to international distributors are generally EXW, reflecting that goods are shipped “ex works,” in which title and risk of loss are assumed by the distributor at the shipping point. For products shipped under FOB origin or EXW terms, delivery is generally considered to have occurred when the product is shipped. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue. The Company generally does not provide rights of return on products.
For products containing embedded software, the Company has determined that the hardware and software components function together to deliver the products’ essential functionality, and therefore, the revenue from the sale of these products does not fall within the scope of the software revenue recognition rules. The Company's revenue recognition policies for sales of these products are substantially the same as for other tangible products.
Revenue from sales of certain products that remain within the scope of the software revenue recognition rules under ASC Subtopic 985-605 is not significant.
Revenue from extended service and maintenance agreements, for both medical devices and data management systems, is recognized ratably over the service period. Revenue from installation or training services is deferred until such time service is provided. Hearing screening and ambulatory EEG monitoring revenue is recorded when the procedure is performed at the estimated net realizable value based on contractual agreements with payers and historical collections.
Certain revenue transactions include multiple element arrangements. The Company allocates revenue in these arrangements to each unit of accounting using the relative selling price method. The selling prices used during the allocation process are based on vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE or TPE is available.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

Group purchasing organization (“GPOs”) negotiate volume purchase prices for member hospitals, group practices, and other clinics. The Company's agreements with GPOs typically contain preferential terms for the GPO and its members, including provisions for some, if not all, of the following:

•	Payment of marketing fees by Natus to the GPO, usually based on purchasing experience of group members; and

•	Non-recourse cancellation provisions.
Natus does not sell products to GPOs. Hospitals, group practices, and other clinics that are members of a GPO purchase products directly from the Company under the terms negotiated by the GPO. Negotiated pricing and discounts are recognized as a reduction of the selling price of products at the time of the sale. Revenue from sales to members of GPOs is otherwise consistent with general revenue recognition policies as previously described.
Inventory
Inventories are carried at the lower of cost or market, with cost being determined using the first-in, first-out method. The carrying value of the Company's inventories is reduced for any difference between cost and estimated market value of inventories that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Adjustments to the value of inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, Natus may sell inventory that had previously been impaired.
Carrying value of intangible assets and goodwill
The Company amortizes intangible assets with finite lives over the useful lives; any future changes that would limit the useful lives or any determination that these assets are carried at amounts greater than the estimated fair value could result in additional charges.
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired.
In 2016, 2015 and 2014, the Company performed a qualitative assessment to test goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on the qualitative assessment, the Company determined that the fair value was more likely than not to be greater than its carrying amount, and no further analysis was needed.
If the fair value was less than its carrying amount, the Company would perform a two-step impairment test on goodwill. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.
Prior to the assignment of definite lives to trade names in the second quarter of 2015 (See Note 6 - Intangible Assets), the Company tested indefinite lived intangibles for impairment by comparing the carrying value of those assets to be fair value as of the assessment date. The Company used the relief from royalty method to determine the fair value of the assets. This analysis is dependent upon a number of quantitative and qualitative factors including estimates of forecasted revenue, royalty rate, and taxes. The discount rate applied also has an impact on the estimates of fair value, as use of a higher rate will result in a lower estimate of fair value. As of the October 1, 2014 testing dates, the Company determined that certain trade names were impaired and the Company recorded impairment charges of $0.6 million.
Long lived assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assess the recoverability by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

Liability for product warranties
The Company provides a warranty for products that is generally one year in length. In some cases, regulations may require the Company to provide repair or remediation beyond the typical warranty period. If any products contain defects, the Company may be required to incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.
A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management’s best estimate of probable liability. The Company considers a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of the reserve. The reserve is reduced as costs are incurred to honor existing warranty and regulatory obligations.
Share-based compensation
The Company recognizes share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period and ten-year contractual term pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 14 of the Consolidated Financial Statements.
For employee stock options, the value of each option is estimated on the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of freely traded options. Similar to other option pricing models, the Black-Scholes method requires the input of highly subjective assumptions, including stock price volatility. Changes in the subjective input assumptions can materially affect the estimated fair value of the employee stock options.
The Company recognizes share-based compensation associated with Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”). RSAs and RSUs vest ratably over a three-year period for employees. RSAs and RSUs for executives vest over a four-year period; 50% on the second anniversary of the awarded date and 25% on each of the third and fourth anniversaries. RSAs and RSUs for non employees (Board of Directors) vest over a one-year period; 100% on the first anniversary. The value is estimated based on the market value of Natus common stock on the date of issuance pursuant to ASC Topic 718, Compensation-Stock Compensation.
The Company issues new shares of common stock upon the exercise of stock options and the vesting of RSAs and RSUs.
Forfeitures of employee stock options and awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.
The Company elected to early adopt ASU 2016-09 in the first quarter of 2016. In 2015 and 2014, the cash flow from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for employee options (excess tax benefits) was classified as a cash inflow from financing activities and a cash outflow from operating activities in the Statement of Cash Flows. The Company treated tax deductions from certain stock option exercises as being realized when the Company reduced taxes payable in accordance with relevant tax law.
Cash Equivalents and Short-term Investments
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. Investments with maturities greater than one year are classified as current because management considers all investments to be available for current operations. Cash equivalents and investments are stated at amounts that approximate fair value based on quoted market prices.
The Company's investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value and unrealized holding gains and losses are reported as a separate component of comprehensive income until realized. Realized gains and losses on sales of investments, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive loss to results of operations as other income (expense).
Allowance for Doubtful Accounts
The Company estimates the allowance for potentially uncollectible accounts receivable based on historical collection experience within the markets in which the Company operates and other customer-specific information, such as bankruptcy filings or customer liquidity problems. When all internal efforts have been exhausted to collect the receivable, it is written off and relieved from the reserve.
Fair Value of Financial Instruments

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

Financial instruments include cash and cash equivalents, investments, accounts receivable, and accounts payable. Cash is reported at its fair value on the balance sheet dates. The recorded carrying amounts of investments, accounts receivable and accounts payable approximate the fair values due to the short-term maturities.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to ten years for office furniture and equipment, three to five years or the length of the license for computer software and hardware, three to five years for demonstration and loaned equipment, and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized and amortized on a straight-line basis over three years.
Research & Development Costs
Costs incurred in research and development are charged to operations as incurred.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company records net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. To the extent that previously reserved deferred tax assets are estimated to be realizable, the Company adjusts the valuation allowance which reduces the provision for income taxes.
The Company recognizes the tax benefit of uncertain tax positions in the financial statements in accordance with ASC Topic 740, Income Tax. When the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement, in accordance with ASC 740-10-05.
Foreign Currency
The functional currency of the Company's subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. The Company recorded $5.0 million, $8.4 million, and $11.2 million of foreign currency translation losses for the years ended December 31, 2016, 2015 and 2014, respectively.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in other income and expense. In 2016, 2015, and 2014, net foreign currency transaction losses were $0.4 million, $1.4 million, and $0.0 million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar, Canadian Dollar, Euro, Argentine Peso, British Pound, and Danish Kroner.
Comprehensive Income
The Company reports by major components and as a single total the change in net assets during the period from non-owner sources in accordance with ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income has been included with the consolidated statements of operations. Accumulated other comprehensive income consists of translation gains and losses on foreign subsidiary financial statements as well as unrealized gains and losses on investments.
Basic and Diluted Net Income per Share
Natus computes net income per share in accordance with ASC Topic 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted and shares of restricted stock issued under the stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

are excluded from the computation when there is a loss as the effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2041-09”), which supersedes nearly all existing revenue recognition guidance. The standard's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction's price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity's contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 616) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company plans to adopt this guidance on January 1, 2018, and continues to evaluate the impact of adopting under the modified retrospective adoption versus the full retrospective method. The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company's preliminary assessment indicates implementation of this standard will not have a material impact on financial results. The Company's evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from the Company's current methodologies of establishing fair value on multiple element arrangements. The Company continues to evaluate the impact of this guidance and its subsequent amendments on the consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This standard requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company plans to adopt ASU 2015-11 on January 1, 2017.
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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected to early adopt ASU 2016-09 in the first quarter of 2016 which was applied using a modified retrospective approach. For the year ended December 31, 2016, the Company recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as discrete items. An income tax benefit of approximately $1.6 million was recognized in the year ended December 31, 2016 as a result of the adoption of ASU 2016-09. There was no cumulative-effect adjustment required to retained earnings under the modified retrospective method as of the beginning of the year because all tax benefits had been previously recognized when the tax deductions related to stock compensation were utilized to reduce taxes payable. The Company is not recording deferred tax assets or tax losses as the result of the adoption of ASU 2016-09. The treatment of forfeitures has not changed as the Company is electing to continue the current process of estimating the number of forfeitures. With the early adoption of 2016-09, the

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard provides guidance for eight cash flow classification issues in current GAAP. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company elected to early adopt ASU 2016-15 in the first quarter of 2016 including Contingent Consideration Payments Made after a Business Combination. For the year ended December 31, 2016, the Company recognized $1.0 million as a cash outflow for investing activities on the Statement of Cash Flows. This payment was made soon after the acquisition date of a business combination to settle the contingent consideration from the Monarch acquisition.

2—BUSINESS COMBINATIONS
The assets acquired and liabilities assumed at the date of acquisition are recorded in the Consolidated Financial Statements at the respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill.
The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. The Company determines the fair value by applying established valuation techniques, based on information that management believes to be relevant to this determination. The Company also utilizes independent third parties to assist in the valuation of goodwill and intangible assets.
The results of operations from acquisitions are included in the Consolidated Financial Statements from the date of the acquisition.
RetCam
On July 6, 2016, the Company acquired the portfolio of RetCam Imaging Systems ("RetCam") from Clarity Medical Systems, Inc. for $10.6 million in cash. RetCam is an imaging system used to diagnose and monitor a range of ophthalmic maladies in premature infants. The purchase agreement also included a holdback of $2.0 million which is contingent upon completion of certain modifications to RetCam 3 no later than March 31, 2017. Subsequent to the acquisition, an additional $1.1 million was paid by the Company to Clarity Medical Systems as a result of a working capital adjustment. Results of operations for RetCam are included in the consolidated financial statements from the date of acquisition. The total purchase price was allocated $7.2 million to tangible assets, $3.3 million to intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.2 million to goodwill, offset by $2.0 million to net liabilities. Pro forma financial information for the RetCam acquisition is not presented as it is not considered material.
NeuroQuest
On March 2, 2016, the Company acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest complements the Global Neuro-Diagnostics and Monarch Medical Diagnostics, LLC ("Monarch") acquisitions which offer patients a convenient way to complete routine-electroencephalography and extended video electronencephalography ("VEEG") testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement included a consideration holdback of $0.5 million which will be held until March 2, 2017. The total purchase price was allocated to $0.5 million of tangible assets, $1.3 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.5 million of goodwill, offset by $0.1 million of net liabilities. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.
Monarch
The Company acquired Monarch Medical Diagnostics, LLC ("Monarch") through an asset purchase on November 13, 2015. Monarch's service compliments the Global Neuro-Diagnostics acquisition which offers patients a more convenient way to complete routine diagnostic electroencephalography and video electromyography testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for Monarch was $2.7 million. The purchase agreement also included contingent consideration which was paid on January 11, 2016 of $1.0 million. The total purchase price was allocated to $112,000 of tangible assets, $1.2 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $2.4 million of goodwill. Pro forma financial information for the Monarch acquisition is not presented as it is not considered material.
Global Neuro-Diagnostics

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

The Company acquired GND through an equity purchase on January 23, 2015. GND's service offers patients a more convenient way to complete routine EEG and EMG testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million, which consists primarily of $1.5 million of tangible assets, $4.8 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $8.9 million of goodwill, offset by $0.5 million of net liabilities. The purchase agreement also included an earn-out condition which was originally estimated to be $3.2 million. The earn-out condition was subsequently estimated to be $0.5 million in the fourth quarter of 2016. The earn-out is contingent upon GND achieving certain revenue milestones in 2017. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
NicView
On January 2, 2015, the Company purchased the assets of NicView. NicView provides streaming video for families with babies in the neonatal intensive care unit. The cash consideration for NicView was $1.1 million, of which $0.3 million was allocated to tangible assets and $2.7 million to goodwill, offset by $0.6 million allocated to net liabilities. The asset purchase agreement included an earn-out condition contingent upon orders received in and installed by February 28, 2016. The Company settled this earnout for $1.3 million in March 2016. Pro forma financial information for the NicView acquisition is not presented as it is not considered material.
Hearing Screening as a Service
In the first quarter of 2014, the Company entered into two asset purchase agreements for companies in the newborn hearing screening services market for total cash consideration of $2.6 million. The purchase agreements also included earn-out conditions contingent upon annual revenue growth through 2016. These earn-outs, originally estimated at $0.8 million, were settled during the second quarter of 2015 for $0.7 million. Both acquisitions support the entry into this market, which complements the newborn hearing screening device business. This hearing screening services business operates under the name Peloton. Pro forma financial information for these two acquisitions is not presented as it is not considered material.

3—CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS
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

The Company's investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value, and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in the stockholders' equity until realized. Realized gains and losses on sales of investments, if any, are determined on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to results of operations as other income (expense).

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

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	December 31, 2016	December 31, 2015
Cash and cash equivalents:
Cash	213,551	82,469
Short-term investments:
U.S. investment grade bonds	24,477	—
Developed investment grade bonds	9,542	—
Total short-term investments	34,019	—
Total cash, cash equivalents and short-term investments	247,570	82,469

Short-term investments by investment type are as follows (in thousands):

	December 31, 2016				December 31, 2015
	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value
U.S. investment grade bonds	24,531	—	(54)	24,477	—	—	—	—
Developed investment grade bonds	9,567	—	(25)	9,542	—	—	—	—
Total short-term investments	$34,098	$—	$(79)	$34,019	$—	$—	$—	$—

Short-term investments by contractual maturity are as follows (in thousands):

	December 31, 2016	December 31, 2015
	Investments	Investments
Due in one year or less	$21,655	$—
Due after one year through five years	12,364	—
Total short-term investment	$34,019	$—

See Note 21 to these Consolidated Financial Statements for additional discussion regarding the fair value of the Company's short-term investments.

4—INVENTORIES
Inventories consist of (in thousands):

	December 31,
	2016	2015
Raw materials and subassemblies	$28,245	$19,041
Work in process	1,507	1,343
Finished goods	34,908	36,149
Total Inventories	64,660	56,533
Less: Non-current Inventories	(15,073)	(7,961)
Inventories	$49,587	$48,572
At December 31, 2016 and 2015, the Company has classified $15.1 million and $8.0 million, respectively, of inventories as non-current. This inventory consists of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that the Company no longer sells, inventory

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

purchased for lifetime buys, and inventory that will be shipped when the ship hold on the NeoBLUE® products is released. The Company believes that these inventories will be utilized for the intended purpose.

5—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2016	2015
Land	$2,856	$2,918
Buildings	5,219	5,662
Leasehold improvements	2,386	2,345
Office furniture and equipment	18,398	15,602
Computer software and hardware	9,100	8,752
Demonstration and loaned equipment	11,393	11,216
	49,352	46,495
Accumulated depreciation	(32,019)	(29,528)
Total	$17,333	$16,967
Depreciation expense of property and equipment was $3.7 million, $4.2 million, and $4.3 million in the years ending December 31, 2016, 2015 and 2014, respectively.
In the third quarter of 2014 the Company's manufacturing facility in Mundelein, Illinois was listed for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs and resulted in a $2.2 million impairment. The Company continues to actively market this facility. The impairment was recorded in restructuring expenses and the asset was reclassified from property and equipment, net to other current assets.

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2016				December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Technology	$62,563	—	$(34,683)	$27,880	$63,668	—	$(31,600)	$32,068
Customer related	38,087	—	(17,610)	20,477	35,529	—	(14,352)	21,177
Trade names	32,106	(3,290)	(7,135)	21,681	31,837	(3,340)	(3,052)	25,445
Internally developed software	16,978	—	(10,220)	6,758	15,513	—	(8,155)	7,358
Patents	2,620	—	(2,251)	369	2,663	—	(2,175)	488
Total Definite-lived intangible assets	152,354	(3,290)	(71,899)	77,165	149,210	(3,340)	(59,334)	86,536
Finite lived intangible assets are amortized over their weighted average lives, which are 13 years for patents, 17 years for technology, 11 years for customer-related intangibles, 7 years for trade names, and 5 years for internally developed software.
Internally developed software consists of $14.8 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
During the year ended December 31, 2014 the Company recorded a charge of $0.6 million related to the impairment of the Grass trade name. This impairment was the result of deterioration of expected future cash flows. Impairments were determined by performing a discounted cash flow analysis on intangibles assets. This charge was recorded in Intangible amortization.
Amortization expense related to intangible assets with finite lives was as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Technology	$3,407	$3,916	$3,993
Customer related	3,452	2,938	1,892
Trade names	4,115	3,159	—
Internally developed software	2,069	1,620	1,434
Patents	112	112	113
Total amortization	$13,155	$11,745	$7,432
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2017	$13,130
2018	12,908
2019	11,753
2020	9,558
2021	8,270
Thereafter	21,546
Total expected amortization expense	$77,165
During the second quarter of 2015 the Company initiated a strategy to increase the brand strength of Natus by replacing acquired product trade names with Natus branded products over time. The implementation of this strategy placed definite expected future lives on the acquired trade names which previously had indefinite lives. The Company assigned these trade names lives of seven years based on the timeline of the Company's branding strategy. The Company will continue to assess the lives of these assets based on the timing and execution of this strategy. Amortization expense for trade names is recorded as a component of operating expense.

7—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2014	$96,316
Acquisitions/Purchase Accounting Adjustments	13,547
Foreign currency translation	(2,397)
As of December 31, 2015	$107,466
Acquisitions/Purchase Accounting Adjustments	6,705
Foreign currency translation	(1,059)
As of December 31, 2016	$113,112

8—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	December 31,
	2016	2015
Compensation and related benefits	$16,064	$16,752
Accrued federal, state, and local taxes	4,160	4,707
Warranty reserve	10,670	10,386
Accrued professional fees	1,191	520
Contingent consideration	3,043	6,209
Other	2,767	3,563
Total	$37,895	$42,137

9—LONG-TERM OTHER LIABILITIES
Long-term other liabilities consist of (in thousands):

	December 31,
	2016	2015
Contingent tax obligations	$6,125	$6,376
Non-current deferred revenue	1,885	1,401
Other	3	4
Total	$8,013	$7,781

10—DEBT AND CREDIT ARRANGEMENTS
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants which the Company is in compliance with, relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of December 31, 2016, the Company had $140 million outstanding under the Credit Agreement. The Company financed a portion of Otometrics acquisition, which closed in January 2017, with borrowing under the revolving credit facility, as well as existing cash. Refer to Note 22 - Subsequent Events for further discussion of the Otometrics acquisition.
Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on the leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Due to the execution of the Credit Agreement mentioned above, the Company terminated a previously existing credit agreement between the Company and Citibank. Under this agreement, the Company borrowed and repaid a total of $16.0 million during the year ended December 31, 2016.
Long-term debt consists of (in thousands):

	December 31,
	2016	2015
Revolving credit facility of $140 million, interest at LIBOR plus 1.75%	$140,000	$—
Less: current portion of long-term debt	—	—
Total long-term debt	$140,000	$—

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

Maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

	December 31,
	2016	2015
2017	$—	$—
2018	—	—
2019	—	$—
Thereafter	140,000	—
Total	$140,000	$—
As of December 31, 2016, the carrying value of total debt approximated fair market value. The fair value of the Company's debt is considered a Level 2 measurement. Refer to Note 21 - Fair Value Measurement for further discussion

11—RESERVE FOR PRODUCT WARRANTIES
The Company provides a warranty for products that is generally one year in length and in some cases, regulations may require them to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, the Company may be required to incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair and calibration services. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.
A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management's best estimate of probable liability. The Company considers a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of reserve. The reserve is reduced as costs are incurred to honor existing warranty and regulatory obligations.
As of December 31, 2016 the Company has accrued $6.6 million to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. The Company's estimate of the costs associated with bringing the NeoBLUE® phototherapy products into compliance is primarily based upon the number of units outstanding that may require the repair, costs associated with shipping and repairing the product, and the assumption that the FDA will approve the Company's plan for compliance. The Company expects that costs associated with bringing the products back into compliance will not be incurred until the second quarter of 2017.
The details of activity in the warranty reserve are as follows (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2016	$10,386	$222	$2,711	$(2,649)	$10,670
December 31, 2015	$2,753	$—	$10,729	$(3,096)	$10,386
December 31, 2014	$3,143	$—	$2,306	$(2,696)	$2,753
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

12—STOCKHOLDERS’ EQUITY
Common Stock—The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share.
Preferred Stock—The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2016, no shares of preferred stock were issued and outstanding.

13—EARNINGS PER SHARE
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	December 31,
	2016	2015	2014
Net income	$42,594	$37,924	$32,478
Weighted average common shares	32,460	32,348	31,499
Dilutive effect of stock based awards	596	893	1,069
Diluted Shares	33,056	33,241	32,568
Basic earnings per share	$1.31	$1.17	$1.03
Diluted earnings per share	$1.29	$1.14	$1.00
Shares excluded from calculation of diluted EPS	2	—	239

14—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2016	2015	2014
Cost of revenue	$219	$156	$143
Marketing and selling	821	808	977
Research and development	1,515	1,264	664
General and administrative	6,453	4,725	4,278
Total expense	9,008	6,953	6,062
Stock Awards Plans—Natus' 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.
As of December 31, 2016, there were 1,098,514 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.
Stock Option Activity—Stock option activity under the stock awards plans for the year ended December 31, 2016 is summarized as follows:

19

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2015 (737,032 shares exercisable at a weighted average exercise price of $14.40 per share)	1,105,182	$15.07
Granted	—	$—
Exercised	(151,142)	$15.01
Forfeited	(18,600)	$17.62
Expired	(2,500)	$16.78
Outstanding, December 31, 2016 (816,691 shares exercisable at a weighted average exercise price of $14.54 per share)	932,940	$15.02
As of December 31, 2016, unrecognized compensation related to the unvested portion of stock options was approximately $0.6 million, which is expected to be recognized over a weighted average period of 0.8 years. The intrinsic value of options exercised, representing the difference between the closing stock price of common stock on the date of the exercise and the exercise price, in the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $17.7 million, and $20.6 million, respectively.
As of December 31, 2016, there were: (i) 930,544 options vested and expected to vest with a weighted average exercise price of $15.01, an intrinsic value of $18.4 million, and a weighted average remaining contractual term of 2.1 years; and (ii) 816,691 options exercisable with a weighted average exercise price of $14.54, an intrinsic value of $16.5 million, and a weighted average remaining contractual term of 2.0 years.
The expected life of options is based primarily on historical share option exercise experience of the employees for options granted by the Company. All options are treated as a single group in the determination of expected life, as the Company does not currently expect substantially different exercise or post-vesting termination behavior among the employee population. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. Expected volatility is based primarily on historical volatility data of the Company's common stock. The Company has no history or expectation of paying dividends on common stock.
Share-based compensation expense associated with options is based on awards ultimately expected to vest. At the time of an option grant, the Company estimates the expected future rate of forfeitures based on historical experience. These estimates are revised, if necessary, in subsequent periods if actual forfeiture rates differ from those estimates. If the actual forfeiture rate is lower than estimated the Company will record additional expense and if the actual forfeiture is higher than estimated the Company will record a recovery of prior expense.
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	535,208	$24.87
Granted	205,234	$44.22
Vested	(212,811)	$19.75
Forfeited	(21,242)	$26.69
Unvested at December 31, 2016	506,389	$34.82
As of December 31, 2016, unrecognized compensation related to the unvested portion of stock awards was $9.2 million, which is expected to be recognized over a weighted average period of 2.2 years. The fair market value of outstanding restricted stock awards at December 31, 2016 was $17.6 million. For the restricted stock awards units that vested during the years ended December 31, 2016, 2015, and 2014, the total intrinsic value was $9.0 million, $10.3 million, and $6.0 million, respectively.
Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the year ended December 31, 2016:

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	45,483	$24.57
Awarded	11,860	$45.23
Released	(24,687)	$21.52
Forfeited	(2,753)	$26.42
Outstanding at December 31, 2016	29,903	$34.39
As of December 31, 2016, unrecognized compensation related to the unvested portion of stock units was $0.5 million, which is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2016 was $1.0 million. For the restricted stock units that vested during the years ended December 31, 2016, 2015, and 2014, the total intrinsic value was $0.9 million, $0.9 million, and $0.4 million, respectively.
Employee Stock Purchase Plan—Under Natus' 2011 Employee Stock Purchase Plan (the “ESPP”), U.S. employees can elect to have salary withholdings of up to 15% of eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2016, there were 165,740 shares reserved for future issuance under the ESPP.
Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2016, 2015 and 2014, respectively, was $0.2 million, $0.2 million, and $0.2 million.

15—RESTRUCTURING RESERVE
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
Activity in the restructuring reserves for these plans for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance as of December 31, 2013	$335	—	$335
Additions	1,209	680	1,889
Reversals	(52)	—	(52)
Payments	(1,124)	(680)	(1,804)
Balance as of December 31, 2014	368	—	368
Additions	1,905	156	2,061
Reversals	(124)	—	(124)
Payments	(473)	(156)	(629)
Balance as of December 31, 2015	1,676	—	1,676
Additions	1,093	725	1,818
Reversals	(436)	—	(436)
Payments	(1,990)	(573)	(2,563)
Balance as of December 31, 2016	$343	152	$495

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

16—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest income	$315	$27	$119
Interest expense	(430)	(352)	(438)
Foreign currency loss	(359)	(1,415)	(37)
Other	117	676	514
Total other income (expense), net	$(357)	$(1,064)	$158

17—INCOME TAXES
Income before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S.	$68	$20,507	$16,621
Foreign	54,835	31,902	29,388
Income before provision for income tax	$54,903	$52,409	$46,009

The components of income tax expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
U.S. Federal	$(1,388)	$13,497	$6,514
U.S. State and local	692	1,984	1,082
Non-U.S.	15,069	2,239	6,874
Total current tax expense	14,373	17,720	14,470
Deferred
U.S. Federal	(1,534)	(3,410)	(728)
U.S. State and local	(378)	(385)	(37)
Non-U.S.	(152)	560	(174)
Total deferred tax benefit	(2,064)	(3,235)	(939)
Total income tax expense	$12,309	$14,485	$13,531
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,557	$5,174
Credit carryforwards	2,512	2,078
Accruals deductible in different periods	16,157	18,721
Employee benefits	2,389	2,081
Total deferred tax assets	27,615	28,054
Valuation allowance	(3,706)	(3,972)
Total net deferred tax assets	$23,909	$24,082
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(12,678)	(15,197)
Total deferred tax liabilities	(12,678)	(15,197)
Total net deferred tax assets	$11,231	$8,885
The income tax expense in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% in 2016, 2015, and 2014 to income before taxes due to the following:

	Years Ended December 31,
	2016	2015	2014
Federal statutory tax expense	$19,216	$18,343	$16,103
State tax expense	188	1,249	892
Foreign taxes at rates less than U.S. rates	(6,838)	(1,760)	(3,097)
Deferred charges on sales of U.S. intellectual property	980	(5,878)	—
Equity compensation	(530)	204	93
Tax credits	(911)	(935)	(862)
Uncertain tax position	485	3,897	1,163
Lapse of statute	(495)	(784)	(652)
Change of valuation allowance on foreign tax credit	—	—	(491)
Earnout adjustment	(1,184)	—	—
Tax audits	543	—	—
Other	855	149	382
Total expense	$12,309	$14,485	$13,531
At December 31, 2016, the Company had U.S. federal and state net operating loss carryforwards of $7.7 million and $7.9 million, respectively. These net operating loss carryforwards will begin to expire in 2036 and 2017, respectively. As December 31, 2016, the Company had U.S. federal and state R&D credit carryforwards of $0.5 million and $0.2 million, respectively. These R&D credit carryforwards will begin to expire in 2036 and 2021, respectively. At December 31, 2016, the Company had $1.7 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2022.
At December 31, 2016, certain foreign subsidiaries had deferred tax assets attributable to net operating loss carryforwards as follows: $1.9 million in France, $0.7 million in Canada, and $0.5 million in United Kingdom. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $3.7 million and $4.0 million were recorded at December 31, 2016 and 2015, respectively. The decrease of $0.3 million of valuation allowance was primarily due to a partial release of valuation allowance against the Company's net operating loss carryforward in the United Kingdom.
The realizability of the deferred tax assets is primarily dependent on the Company's ability to generate sufficient taxable income in future periods. The Company's management weighed the aggregate effect of all positive evidence and negative evidence in determining the likelihood of realization of the deferred tax assets. The factors used by management to collect evidence included historical earnings of the applicable taxing jurisdiction, the cash refund opportunity to utilize the tax losses, and the future forecast

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

of profitability in the jurisdiction. Weighing all the positive and negative evidence, the Company has recorded a valuation allowance related primarily to net operating losses in certain foreign jurisdictions and U.S. foreign tax credits where it is more likely than not that the tax benefit of the net operating losses and tax credits will not be realized.
The Company elected to early adopt ASU 2016-09 in the first quarter of 2016 which was applied using a modified retrospective approach. For the year ended December 31, 2016, the Company recorded all excess tax benefits and tax deficiencies as income tax expense or benefit. The Company receives tax deductions from the gains recognized by employees on the exercise of certain non-qualified stock options, vesting activities related to restricted shares and certain non-qualified disposition of shares acquired from employee stock purchase plan program. During the year to December 31, 2016, the Company recorded a tax benefit resulting from the tax deduction of $1.9 million and $0.3 million tax expense from shortfall transactions in writing off certain deferred tax assets.
The Company has not provided for U.S. federal income and foreign withholding taxes on the majority of undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the U.S. As of December 31, 2016, the amount of undistributed earnings for which no taxes were provided was $147.0 million. The Company intends to reinvest these earnings in foreign subsidiaries in these regions for foreign acquisitions. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes and foreign withholding taxes. As of December 31, 2016, the tax impact of undistributed earnings from non-U.S. operations has not been estimated as the determination is not practicable. The Company's foreign subsidiaries held $155.8 million of cash and short term investments out of the Company's total cash and short term investments of $248.0 million. If the foreign earnings were repatriated, the cash and short term investments available for other foreign financing activities will be reduced by the foreign withholding taxes paid on the repatriation of earnings in these regions.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2014	$3,387
Increases for tax positions related to prior years	493
Increases for tax positions related to the current year	73
Lapse of statutes of limitations	(558)
Balance at January 1, 2015	$3,395
Increases for tax positions related to prior years	281
Increases for tax positions related to the current year	3,302
Lapse of statutes of limitations	(664)
Balance at January 1, 2016	$6,314
Increases for tax positions related to prior years	174
Increases for tax positions related to the current year	70
Lapse of statutes of limitations	(475)
Foreign exchange difference	(185)
Balance at December 31, 2016	$5,898
For the year ended December 31, 2016, unrecognized tax benefits decreased by $0.4 million and $0.2 million of tax benefits in the income tax provision were recorded. The decrease was primarily attributable to the lapse of applicable statute of limitations in certain jurisdictions.
The unrecognized tax benefits for the tax years ended December 31, 2016, 2015 and 2014 were $5.9 million, $6.3 million and $3.4 million, respectively which include $2.5 million, $2.4 million and $2.0 million, respectively that would impact the effective tax rate if recognized.
The Company expects a range from zero to $1.5 million of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.
At December 31, 2016, 2015 and 2014, the Company had cumulatively accrued $0.6 million, $0.4 million, and $0.3 million for estimated interest and penalties related to uncertain tax positions. The Company records interest and penalties related to

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

unrecognized tax positions as a component of income tax expense (benefit), which totaled $0.2 million, $0.1 million, and $0.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
The Company's tax returns remain open to examination as follows: U.S. federal, 2013 through 2016; U.S. states, generally 2012 through 2016; and significant foreign jurisdictions, generally 2012 through 2016.

18—EMPLOYEE BENEFIT PLAN
The Company offers pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $1.5 million, $1.3 million, and $1.2 million respectively, in the years ended December 31, 2016, 2015, and 2014. For new hires, employer contributions vest ratably over the first two years of employment.

19—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION
The Company operates in one reportable segment, which is presented as the aggregation of the Neurology and Newborn Care operating segments. Through the one reportable segment the Company is organized on the basis of the healthcare products and services provided which are used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.
End-users customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of the Company's international sales are to distributors who resell products to end users or sub-distributors. The Company's foreign countries’ revenue is determined based on the customer’s billing address.
Revenue and long-lived asset information by geographic region is as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Revenue:
United States	$250,694	$242,050	$215,543
Foreign countries	131,198	133,815	140,291
	$381,892	$375,865	$355,834
Revenue by Operating Segment:
Neurology
Devices and Systems	$168,200	$168,776	$173,006
Supplies	58,681	60,205	59,666
Services	11,641	8,320	—
Total Neurology Revenue	$238,522	$237,301	$232,672
Newborn Care
Devices and Systems	$72,562	$72,669	$67,354
Supplies	47,674	49,982	48,697
Services	23,134	15,913	7,111
Total Newborn Care Revenue	$143,370	$138,564	$123,162
Total Revenue	$381,892	$375,865	$355,834
Property and equipment, net:
United States	$7,024	$6,664
Canada	4,941	5,165
Ireland	2,530	1,651
Argentina	2,121	2,361
Other foreign countries	717	1,126
	$17,333	$16,967
During the years ended December 31, 2016, 2015 and 2014, no single customer or foreign country contributed to more than 10% of revenue.

20—COMMITMENTS AND CONTINGENCIES
Leases—The Company has entered into noncancelable operating leases for some of the facilities including related office equipment located in the U.S. and Europe through 2024. Minimum lease payments under noncancelable operating leases as of December 31, 2016 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2017	$3,985
2018	3,186
2019	2,996
2020	2,590
2021	2,250
Thereafter	2,838
Total minimum lease payments	$17,845

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $5.3 million, $4.4 million and $4.3 million in 2016, 2015, and 2014, respectively.
Purchase commitments—The Company has various purchase obligations for goods or services totaling $48.8 million at December 31, 2016, which are expected to be paid within the next year.

Indemnifications—Under the bylaws, the Company has agreed to indemnify the officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has a director and officer liability insurance policy that limits the exposure under these indemnifications and enables them to recover a portion of any future loss arising out of them. In addition, the Company entered into indemnification agreements with other parties in the ordinary course of business. The Company has determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases liability insurance is obtained to provide coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2016.
Legal matters—The Company may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. The Company does not believe that any current legal or administrative proceedings are likely to have a material effect on business, financial condition, or results of operations.
On January 30, 2017, an alleged class action entitled Badger v. Natus Medical Incorporated, et al., No. 3:17-cv-00458-JSW, was filed in the United States District Court for the Northern District of California against the Company and two of our officers. The suit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 for allegedly misleading statements regarding our business (including a contract entered into by a subsidiary of the Company), guidance and financial results. The suit is purportedly brought on behalf of purchasers of our common stock between October 16, 2015 and April 3, 2016, and seeks compensatory damages, fees and costs. The Company believes the claims are without merit and intend to defend them vigorously. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of this manner. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on results of operations, financial condition or cash flow.

21—FAIR VALUE MEASUREMENTS
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
The following financial instruments are not measured at fair value on the consolidated balance sheet as of December 31, 2016 and 2015, but require disclosure of fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of the relatively short maturity.
During the third quarter of 2014, the Company listed the facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment. As of December 31, 2016 the Company is carrying the asset as held for sale its fair value of $1.4 million.
For the year ended December 31, 2014 the Company recorded a charge of $0.6 million, related to impairment of trademarks and trade names. The Company measures these non-financial assets at fair value on a nonrecurring basis subsequent to the initial recognition. The fair value of these non-financial assets was measured using Level 3 inputs. See Note 6—Intangible Assets.
The Company also has contingent consideration associated with earnouts from acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company use unobservable inputs to value them, which is a probability-based income approach. Contingent considerations are classified as accrued liabilities on the consolidated balance sheets.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2016, 2015 and 2014

Subsequent changes in the fair value of contingent consideration liabilities are recorded within the income statement as an operating expense.
Contingent consideration associated with earnouts from acquisitions is as follows (in thousands):

	December 31, 2015	Additions	Payments	Adjustments	December 31, 2016
Liabilities:
Contingent consideration	$6,209	$2,500	$(2,284)	$(3,382)	$3,043
Total	$6,209	$2,500	$(2,284)	$(3,382)	$3,043
The significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company considering the probability of achievement of those revenue forecasts. Significant increases (decreases) in these unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.
The Company's Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spread, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 4 to these Consolidated Financial Statements for further information regarding the Company's financial instruments.
Short term investments are as follows (in thousands):

	December 31, 2016
	Level I	Level II	Level III	Total
Short term investments
U.S. Treasury Bills	—	7,688	—	7,688
U.S. investment grade bonds	—	16,789	—	16,789
Developed investment grade bonds	—	9,542	—	9,542
Total short term investments	—	34,019	—	34,019

22—SUBSEQUENT EVENTS
Pursuant to a Purchase Agreement that was entered into on September 26, 2016, the Company completed the acquisition of the Otometrics business from GN Store Nord A/S on January 3, 2017 for a cash purchase price of $149.2 million, including $4.2 million of net working capital adjustment. Otometrics is a manufacturer of hearing diagnostics and balance assessment equipment, disposables & software. Otometrics provides computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms to hearing and balance care professionals worldwide. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets.
The Company will account for the acquisition under the acquisition method of accounting for business combinations. The results of Otometrics will be included in the Company’s results of operations beginning on January 3, 2017. Upon receipt of the Otometrics opening balance sheet as of January 3, 2017, the Company, with assistance from independent valuation specialists, will allocate the purchase price to acquired tangible assets and assumed liabilities, and identified intangible assets based on their respective fair values. Approximately $1.5 million of direct costs associated with the Otometrics acquisition were charged to general and administrative expense during the year ended December 31, 2016. Purchase price allocation is currently being determined at this time.
The Company funded the Otometrics acquisition with a combination of existing cash and borrowings under the revolving credit facility.

ITEM 16.    Form 10-K Summary
Not Applicable.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	6/18/2008
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	8/8/2013
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	8-K		000-33001	10/15/2015
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	3/28/2014
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 *    Indicates a management contract or compensatory plan or arrangement