Form 10-K/A
period 2016-12-31
NATUS MEDICAL INC
filed 2017-03-02
CIK 878526

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, initially filed with the Securities and Exchange Commission ("SEC") on February 24, 2017 (the "Original Filing"), is being filed to amend Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm.
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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules
(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K/A.

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
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer
Dated: March 2, 2017

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	6/18/2008
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	8/8/2013
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	8-K		000-33001	10/15/2015
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	3/28/2014
21.1#	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1#	Power of Attorney (included on signature page)
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Label Calculation Linkbase Document

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
101.DEF#	XBRL Taxonomy Extension Definition Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

 *    Indicates a management contract or compensatory plan or arrangement
#     Previously filed with Annual Report on Form 10-K for year ended December 31, 2016