Form 10-Q
period 2017-03-31
NATUS MEDICAL INC
filed 2017-05-08
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth” company in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 1, 2017 was 33,091,270.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$103,778	$213,551
Short-term investments	9,084	34,019
Accounts receivable, net of allowance for doubtful accounts of $5,021 in 2017 and $4,182 in 2016	114,386	86,638
Inventories	67,684	49,587
Prepaid expenses and other current assets	21,539	22,004
Total current assets	316,471	405,799
Property and equipment, net	20,896	17,333
Intangible assets, net	130,790	77,165
Goodwill	185,849	113,112
Deferred income tax	14,678	14,915
Other assets	20,171	20,688
Total assets	$688,855	$649,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,073	$18,700
Accrued liabilities	44,652	37,895
Deferred revenue	14,811	23,346
Total current liabilities	85,536	79,941
Long-term liabilities:
Other liabilities	8,208	8,013
Long-term debt, net	149,889	140,000
Deferred income tax	24,811	3,684
Total liabilities	268,444	231,638
Stockholders’ equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,078,512 in 2017 and 32,920,246 in 2016	312,085	312,986
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016	—	—
Retained earnings	149,756	149,408
Accumulated other comprehensive loss	(41,430)	(45,020)
Total stockholders’ equity	420,411	417,374
Total liabilities and stockholders’ equity	$688,855	$649,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$124,660	$87,329
Cost of revenue	56,913	32,469
Intangibles amortization	1,000	601
Gross profit	66,747	54,259
Operating expenses:
Marketing and selling	32,215	20,596
Research and development	12,753	7,802
General and administrative	16,016	12,481
Intangibles amortization	4,074	2,134
Restructuring	286	35
Total operating expenses	65,344	43,048
Income from operations	1,403	11,211
Other income (expense), net	(1,039)	456
Income before provision for income tax	364	11,667
Provision for income tax expense	16	3,129
Net income	$348	$8,538
Earnings per share:
Basic	$0.01	$0.26
Diluted	$0.01	$0.26
Weighted average shares used in the calculation of earnings per share:
Basic	32,485	32,606
Diluted	33,040	33,222
Other comprehensive income:
Unrealized loss on available-for-sale investments	(57)	—
Foreign currency translation adjustment	3,647	660
Total other comprehensive income	3,590	660
Comprehensive income	3,938	9,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$348	$8,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	1,719	352
Depreciation and amortization	6,744	4,223
Loss on disposal of property and equipment	5	15
Warranty reserve	2,806	929
Share-based compensation	2,756	2,901
Changes in operating assets and liabilities:
Accounts receivable	(2,366)	10,266
Inventories	4,622	(903)
Prepaid expenses and other assets	2,386	(15)
Accounts payable	(1,148)	(3,790)
Accrued liabilities	(8,259)	(3,688)
Deferred revenue	(9,329)	446
Deferred income tax	992	108
Net cash provided by operating activities	1,276	19,382
Investing activities:
Acquisition of businesses, net of cash acquired	(141,705)	(5,649)
Purchases of property and equipment	(971)	(1,921)
Sale of intangible assets	—	2
Sale of short-term investments	24,935	—
Net cash used in investing activities	(117,741)	(7,568)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	248	623
Repurchase of common stock	(1,308)	(9,063)
Taxes paid related to net share settlement of equity awards	(2,597)	(2,017)
Contingent consideration	(2,000)	(1,284)
Proceeds from borrowings	10,000	6,000
Deferred debt issuance costs	(38)	—
Payments on borrowings	—	(6,000)
Net cash provided by (used in) financing activities	4,305	(11,741)
Exchange rate changes effect on cash and cash equivalents	2,387	(1,257)
Net decrease in cash and cash equivalents	(109,773)	(1,184)
Cash and cash equivalents, beginning of period	213,551	82,469
Cash and cash equivalents, end of period	$103,778	$81,285
Supplemental disclosure of cash flow information:
Cash paid for interest	$980	$10
Cash paid for income taxes	$286	$3,950
Non-cash investing activities:
Property and equipment included in accounts payable	$230	$226
Inventory transferred to property and equipment	$245	$209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company has made certain reclassifications to the prior period to conform to current period presentation.
Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction's price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity's contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 616) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company plans to adopt this guidance on January 1, 2018, and continues to evaluate the impact of adopting under the modified retrospective adoption versus the full retrospective method. The Company is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company's preliminary assessment indicates implementation of this standard will not have a material impact on financial results. The Company's evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from the Company's current methodologies of establishing fair value on multiple element arrangements. The Company continues to evaluate the impact of this guidance and its subsequent amendments on the consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This standard requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2015-11 in January 2017 and no impact was recorded by the Company.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The definition of a business affected many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and must be applied prospectively. The Company is currently evaluating the impact that will result from adopting ASU 2017-01.
Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact, if any, that will result from adopting ASU 2017-04.
2 - Business Combinations
Otometrics
On January 3, 2017, the Company acquired the Otometrics business from GN Store Nord A/S for a cash purchase price of $149.2 million, which includes a $4.2 million net working capital adjustment. Otometrics is a manufacturer of hearing diagnostics and balance assessment equipment, disposables and software. Otometrics provides computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms to hearing and balance care professionals worldwide. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets.
The Company has accounted for the acquisition under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Otometrics are recorded in the condensed consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. The results of Otometrics are included in the condensed consolidated financial statements since the date of the acquisition.
The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Cash and cash equivalents	$5,604
Accounts receivable	28,483
Inventories	22,462
Property and equipment	3,610
Intangible assets	57,500
Goodwill	72,671
Other assets	3,555
Accounts payable	(8,663)
Accrued liabilities	(14,185)
Deferred revenue	(767)
Deferred income tax	(21,023)
Total purchase price	$149,247
The goodwill recorded represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Otometrics is not amortized and includes the following:

•	The expected synergies and other benefits that we believe will results from combining the operations of Otometrics with the operations of Natus;

•	Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

•
The value of the going-concern element of Otometrics's existing businesses (the higher rate of return on the assembled collection of net assets versus if Natus has acquired all of the net assets separately).

Management is working with an independent valuation firm to determine fair values of the identifiable intangible assets. The Company will use a combination of income approaches including relief from royalty and multi-period excess earnings methods. The valuation models will be based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. The Company is determining the forecasts based on a number of factors, including their best estimate of near-term net sales expectations and long-term projections, which include review of internal and independent market analyses.
The fair value of assets acquired and liabilities assumed was based on preliminary valuations, and our estimates and assumptions are subject to change as the valuations are finalized, within the measurement period not to exceed 12 months from the acquisition date. The Company is currently in the process of verifying data and finalizing information related to the Otometrics valuation and recording of inventory, accounts receivable, other liabilities, income taxes and the corresponding effect on goodwill.
Otometrics's revenue of $27.8 million and loss from operations of $1.1 million are included in the condensed consolidated statement of income and comprehensive income for the period from January 3, 2017 (acquisition date) to March 31, 2017.
The unaudited pro forma financial results presented below for the quarters ended March 31, 2017 and 2016, include the effects of pro forma adjustments as if the acquisition occurred on January 1, 2016. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Natus and Otometrics for the quarters ended March 31, 2017 and 2016, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by Natus in connection with the acquisition, and the elimination of acquisition-related costs incurred.
The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.

Unaudited Pro forma Financial Information
(in thousands)

	Three Months Ended March 31,
	2017	2016
Revenue	$124,660	$114,854
Net income (loss)	$2,348	$(877)

Earnings per share:
Basic	$0.07	$(0.03)
Diluted	$0.07	$(0.03)
Weighted average shares used in the calculation of earnings per share:
Basic	32,485	32,606
Diluted	33,040	33,222
The pro forma results for the quarter ended March 31, 2017 were adjusted to exclude $2.0 million of nonrecurring expense related to the fair value adjustment of acquisition-date inventory.
The pro forma results for the quarter ended March 31, 2016 were adjusted to include these charges, along with $2.0 million of amortization of intangible assets, and $1.0 million of interest expense.
RetCam
On July 6, 2016, the Company acquired the portfolio of RetCam Imaging Systems ("RetCam") from Clarity Medical Systems, Inc. for $10.6 million in cash. RetCam is an imaging system used to diagnose and monitor a range of ophthalmic maladies in premature infants. The purchase agreement also included a holdback of $2.0 million which was paid on February 16, 2017. Subsequent to the acquisition, an additional $1.1 million was paid by the Company to Clarity Medical Systems as a result of a working capital adjustment. Results of operations for RetCam have been included in the Company's condensed consolidated financial statements from the date of acquisition. The total purchase price was allocated $7.2 million to tangible assets, $4.9 million to intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $1.7 million to goodwill, offset by $2.0 million to net liabilities. Pro forma financial information for the RetCam acquisition is not presented as it is not considered material.
NeuroQuest
On March 2, 2016, the Company acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest complements our Global Neuro-Diagnostics ("GND") and Monarch Medical Diagnostics, LLC ("Monarch") acquisitions which offer patients a convenient way to complete routine-electroencephalography ("EEG") and extended video electroencephalography ("VEEG") testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement also included an asset consideration holdback of $0.5 million. The total purchase price was allocated to $0.5 million of tangible assets, $1.3 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.5 million of goodwill, offset by $0.1 million of net liabilities. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.
3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$348	$8,538
Weighted average common shares	32,485	32,606
Dilutive effect of stock based awards	555	616
Diluted Shares	33,040	33,222
Basic earnings per share	$0.01	$0.26
Diluted earnings per share	$0.01	$0.26
Shares excluded from calculation of diluted EPS	—	179

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

The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company's intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its aggregated cost basis. The Company has evaluated its investments as of March 31, 2017 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$103,778	$213,551
Short-term investments:
U.S. investment grade bonds	3,601	24,477
Foreign investment grade bonds	5,483	9,542
Total short-term investments	9,084	34,019
Total cash, cash equivalents and short-term investments	$112,862	$247,570

Short-term investments by investment type are as follows (in thousands):

	March 31, 2017				December 31, 2016
	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value
U.S. investment grade bonds	3,607	—	(6)	3,601	24,531	—	(54)	24,477
Foreign investment grade bonds	5,492	2	(11)	5,483	9,567	—	(25)	9,542
Total short-term investments	$9,099	$2	$(17)	$9,084	$34,098	$—	$(79)	$34,019

Short-term investments by contractual maturity are as follows (in thousands):

	March 31, 2017	December 31, 2016
	Investments	Investments
Due in one year or less	$5,459	$21,655
Due after one year through five years	3,625	12,364
Total short-term investment	$9,084	$34,019

See Note 16 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company's short-term investments.

5 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and subassemblies	$37,100	$28,245
Work in process	1,936	1,507
Finished goods	43,648	34,908
Total inventories	82,684	64,660
Less: Non-current inventories	(15,000)	(15,073)
Inventories, current	$67,684	$49,587
At March 31, 2017 and December 31, 2016, the Company has classified $15.0 million and $15.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that the Company no longer sells, inventory purchased for lifetime buys, and inventory that has been impacted by ship holds. The Company believes that these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$85,942	$—	$(35,630)	$50,312	$64,563	$—	$(34,683)	$29,880
Customer related	59,127	—	(18,816)	40,311	38,087	—	(17,610)	20,477
Trade names	46,495	(3,310)	(8,165)	35,020	32,106	(3,290)	(7,135)	21,681
Internally developed software	15,479	—	(10,677)	4,802	14,978	—	(10,220)	4,758
Patents	2,637	—	(2,292)	345	2,620	—	(2,251)	369
Definite-lived intangible assets	$209,680	$(3,310)	$(75,580)	$130,790	$152,354	$(3,290)	$(71,899)	$77,165

Finite-lived intangible assets are amortized over their weighted average lives, which are 15 years for technology, 9 years for customer related intangibles, 5 years for internally developed software, 7 years for trade names, 13 years for patents, and 11 years in total.
Internally developed software consists of $13.3 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Technology	$1,326	$853
Customer related	2,208	794
Trade names	1,587	1,029
Internally developed software	504	476
Patents	27	28
Total amortization	$5,652	$3,180

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2017	$15,897
2018	20,973
2019	19,817
2020	17,621
2021	16,171
2022	12,431
Thereafter	27,880
Total expected amortization expense	$130,790

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2016	$113,112
Acquisitions/Purchase accounting adjustments	70,645
Foreign currency translation	2,092
March 31, 2017	$185,849

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$2,864	$2,856
Buildings	5,279	5,219
Leasehold improvements	2,465	2,386
Equipment and furniture	23,218	18,398
Computer software and hardware	9,121	9,100
Demonstration and loaned equipment	11,463	11,393
	54,410	49,352
Accumulated depreciation	(33,514)	(32,019)
Total	$20,896	$17,333
Depreciation expense of property and equipment was approximately $1.1 million for the three months ended March 31, 2017 and approximately $1.0 million for the three months ended March 31, 2016.

9 - Reserve for Product Warranties
The Company provides a warranty for products that is generally one year in length, but in some cases regulations may require them to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, the Company may be required to incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities, vendors on a contract basis, and distributors.
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
As of March 31, 2017, the Company had accrued $6.6 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. The Company's estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping and repairing the product. The Company expects that costs associated with bringing the products back into compliance will begin to be incurred during the second quarter of 2017.
During the first quarter of 2017, the Company accrued $1.0 million for a product related recall. The Company expects that costs associated with the recall will be incurred starting in the second quarter of 2017.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$10,670	$10,386
Assumed through acquisitions	1,176	—
Additions charged to expense	2,806	929
Reductions	(1,931)	(738)
Balance, end of period	$12,721	$10,577
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

10 - Share-Based Compensation
As of March 31, 2017, the Company has two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2017 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$81	$76
Marketing and selling	69	279
Research and development	467	513
General and administrative	2,139	2,033
Total	$2,756	$2,901

As of March 31, 2017, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $17.0 million, which is expected to be recognized over a weighted average period of 2.3 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest income	$332	$8
Interest expense	(980)	(31)
Foreign currency gain (loss)	(428)	450
Other income	37	29
Total other income (expense), net	$(1,039)	$456

12 - Income Taxes

The Company recorded provisions for income tax of $16.0 thousand and $3.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The effective tax rate was 4.4% and 26.8% for the three months ended March 31, 2017 and March 31, 2016, respectively.
The Company's effective tax rate for the three months ended March 31, 2017 differed from the federal statutory tax rate primarily because of the profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 is primarily attributable to shifts in the geographical mix of income and discrete tax events, principally share based compensation deductible in the first quarter. The percentage impact to the quarterly tax rate related to the discrete events for the three months ended March 31, 2017 was significantly greater than the impact to the tax rate related to discrete events for the three months ended March 31, 2016.
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
Activity in the restructuring reserves for the three months ended March 31, 2017 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2016	$343	$152	$495
Additions	142	—	142
Reversals	(2)	—	(2)
Payments	(143)	(52)	(195)
Balance at March 31, 2017	$340	$100	$440

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

In addition to the customary restrictive covenants listed above, the Credit Agreement also contains financial covenants that require the Company to maintain a certain leverage ratio and fixed charge coverage ratio, each as defined in the Credit Agreement:

•	Leverage Ratio, as defined, to be no higher than 2.75 to 1.00.

•	Interest Coverage Ratio, as defined, to be at least 1.75 to 1.00 at all times.

At March 31, 2017, the Company is in compliance with the Leverage Ratio at 2.07 to 1.00 and the Interest Coverage Ratio at 33.47 to 1.00.

At March 31, 2017, the Company had $150.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the first quarter of 2017 was 2.75%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility	$150,000	$140,000
Debt issuance costs	(111)	—
Less: current portion of long-term debt	—	—
Total long-term debt	$149,889	$140,000

As of March 31, 2017, the carrying value of total debt approximated fair market value. The fair value of the Company's debt is considered a Level 2 measurement. See Note 16 to these Condensed Financial Statements for additional discussion regarding the fair value measurement of debt.

15 - Segment, Customer and Geographic Information
The Company operates in one reportable segment in which the Company provides healthcare products and services used for the screening, detection, treatment, monitoring and tracking of common medical ailments.
End-user customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of the Company's international sales are to distributors who resell products to end users or sub-distributors.
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Consolidated Revenue:
United States	$64,710	$56,899
Foreign countries	59,950	30,430
Totals	$124,660	$87,329

	Three Months Ended March 31,
	2017	2016
Revenue by End Market:
Neurology Products
Devices and Systems	$38,190	$39,197
Supplies	14,886	15,034
Services	3,193	2,441
Total Neurology Revenue	56,269	56,672
Newborn Care Products
Devices and Systems	24,137	13,541
Supplies	11,446	11,614
Services	5,050	5,502
Total Newborn Care Revenue	40,633	30,657
Otometrics Products
Devices and Systems	$21,378	$—
Supplies	6,380	—
Services	—	—
Total Otometrics Revenue	27,758	—
Total Revenue	$124,660	$87,329

	March 31, 2017	December 31, 2016
Property and equipment, net:
United States	$8,202	$7,024
Canada	5,296	4,941
Argentina	1,949	2,530
Ireland	3,217	2,121
Other foreign countries	2,232	717
Totals	$20,896	$17,333
During the three months ended March 31, 2017 and 2016, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of March 31, 2017 and December 31, 2016, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment. As of March 31, 2017, the Company is carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
The Company also has contingent consideration associated with earn-outs from acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Contingent considerations are classified as accrued liabilities on the condensed consolidated balance sheet. Subsequent changes in the fair value of contingent consideration liabilities are recorded within the Company's income statement as an operating expense.

	December 31, 2016	Additions	Payments	Adjustments	March 31, 2017
Liabilities:
Contingent consideration	$3,043	$—	$(2,000)	$19	$1,062
Total	$3,043	$—	$(2,000)	$19	$1,062
The significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. Significant changes in these unobservable inputs may result in a significant impact to the fair value measurement.
The Company's Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spread, benchmark securities, prepayment/default projections based on historical data and other observable inputs. The Company validates the prices provided by its third-party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities traded in active markets. See Note 4 to these Condensed Consolidated Financial Statements for further information regarding the Company's financial instruments.
Short-term investments are as follows (in thousands):

	March 31, 2017
	Level I	Level II	Level III	Total
Short term investments
U.S. investment grade bonds	—	3,601	—	3,601
Foreign investment grade bonds	—	5,483	—	5,483
Total short term investments	—	9,084	—	9,084

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2016 of Natus Medical Incorporated. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2016 and the cautionary information regarding forward-looking statements at the end of this section.

Our Business
Natus is a leading provider of newborn care and neurology healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2016 we acquired NeuroQuest and RetCam, and in January 2017 we acquired GN Otometrics ("Otometrics").
End Markets
Our products address the below end markets:

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

•
Otometrics - Includes products and services including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals worldwide. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS® and Madsen®.

Segment and Geographic Information
We operate in one reportable segment, which we have presented as the aggregation of our neurology, newborn care, and Otometrics product families. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended March 31,
	2017	2016
Devices and Systems	67%	60%
Supplies	26%	31%
Services	7%	9%
Total	100%	100%
2017 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $37.3 million in the first quarter ended March 31, 2017 to $124.7 million compared to $87.3 million in the first quarter of the previous year. Our revenue increase was driven by the revenue from Otometrics products, an increase in our Newborn Care business which was primarily driven by revenue from the contract between our Argentinian subsidiary, Medix, I.C.S.A, and the Ministry of Health of Venezuela as well as the addition of RetCam, our acquisition in the Vision Diagnostic market, and growth in our Neurology services. The increase was partially offset by a decline in sales in domestic and international markets for Neurology Devices and Systems, voluntary product shipping holds for certain of our Newborn Care Devices and Systems due to remediation actions in our Seattle facility, and lower revenue from hearing devices.
Net income was $0.3 million or $0.01 per diluted share in the three months ended March 31, 2017, compared with net income of $8.5 million or $0.26 per diluted share in the same period in 2016. The decrease in income was primarily due to higher than anticipated remediation costs to address comments in the FDA warning letter regarding our Seattle facility, lower operating margin of our Peloton business as a result of lower collection and lower reimbursement rates and the acquisition related costs of Otometrics.
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
We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

•	Revenue recognition

•	Inventory carried at the lower of cost or net realizable value

•	Carrying value of intangible assets and goodwill

•	Liability for product warranties

•	Share-based compensation
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2016, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue	45.7%	37.2%
Intangibles amortization	0.8%	0.7%
Gross profit	53.5%	62.1%
Operating expenses:
Marketing and selling	25.8%	23.6%
Research and development	10.2%	8.9%
General and administrative	12.8%	14.3%
Intangibles amortization	3.3%	2.4%
Restructuring	0.2%	—%
Total operating expenses	52.3%	49.2%
Income from operations	1.2%	12.9%
Other income (expense), net	(0.8)%	0.5%
Income before provision for income tax	0.4%	13.4%
Provision for income tax expense	—%	3.6%
Net income	0.4%	9.8%
Revenues
The following table shows revenue by products during the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Neurology Products
Devices and Systems	$38,190	$39,197	(3)%
Supplies	14,886	15,034	(1)%
Services	3,193	2,441	31%
Total Neurology Revenue	56,269	56,672	(1)%
Newborn Care Products
Devices and Systems	24,137	13,541	78%
Supplies	11,446	11,614	(1)%
Services	5,050	5,502	(8)%
Total Newborn Care Revenue	40,633	30,657	33%
Otometrics Products
Devices and Systems	$21,378	$—	—%
Supplies	6,380	—	—%
Services	—	—	—%
Total Otometrics Revenue	27,758	—	—%
Total Revenue	$124,660	$87,329	43%

For the three months ended March 31, 2017, Neurology revenue decreased by 1% compared to the same quarter last year. Growth in our domestic market was offset by a decline in our international markets. Revenue from sales of Neurology Devices and Systems decreased by 3% driven mainly by declines in domestic EEG and IOM sales. Revenue from Supplies decreased by 1%, with growth in our domestic markets offset by a decline in our international markets. The growth in Services revenue is mainly the result of our March 2016 acquisition of NeuroQuest.
For the three months ended March 31, 2017, Newborn Care revenue increased by 33%. Geographically, the increase is primarily driven by the international market as a result of the execution on our Medix subsidiary's contract with Venezuela and incremental revenue from our RetCam acquisition. The Venezuelan contract contributed approximately $9.4 million of international revenue and RetCam contributed $2.1 million of international revenue, as compared, in each case, with no revenue in the 2016 period.
Revenue from domestic sales increased to $64.7 million for the three months ended March 31, 2017 compared to $56.9 million in the three months ended March 31, 2016. Revenue from international sales increased 97% to $60.0 million for the three months ended March 31, 2017 compared to $30.4 million in the first quarter of 2016. The increase in our international revenue was driven mainly by the acquisition of Otometrics and execution of our Venezuelan contract.
Domestically our revenue increased as a result of the acquisitions of Otometrics and RetCam, higher revenue from NicView and GND services, and the NeoBLUE® overhead light coming off of ship hold. This increase was offset by lower demand on Neurology devices, and Newborn Care hearing devices and supplies as a result of the cannibalization from our Peloton hearing screening services.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue	$124,660	$87,329
Cost of revenue	56,913	32,469
Intangibles amortization	1,000	601
Gross profit	66,747	54,259
Gross profit percentage	53.5%	62.1%
For the three months ended March 31, 2017, gross profit as a percentage of revenue decreased 8.6% compared to the same period in the prior year. This decrease in gross profit as a percentage of revenue was mainly attributable to the acquisition of Otometrics, the execution of our contract with Venezuela, and the release of the NeoBLUE® overhead ship hold all of which have lower gross profit percentages than the rest of our business.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2017	2016
Marketing and selling	$32,215	$20,596
Percentage of revenue	25.8%	23.6%
Research and development	$12,753	$7,802
Percentage of revenue	10.2%	8.9%
General and administrative	$16,016	$12,481
Percentage of revenue	12.8%	14.3%
Intangibles amortization	$4,074	$2,134
Percentage of revenue	3.3%	2.4%
Restructuring	$286	$35
Percentage of revenue	0.2%	—%
Marketing and Selling
Marketing and selling expenses increased in both an absolute sense and as a percentage of revenue for the three months ended March 31, 2017 compared to the same period in 2016. This was primarily due to the Otometrics and RetCam acquisitions.
Research and Development
Research and development expenses increased in both an absolute sense and as a percentage of revenue during the three months ended March 31, 2017 compared to the same period in 2016. The increase during the three months ended March 31, 2017 relates to an increase in remediation costs associated with the FDA warning letter in our Newborn Care Business and the Otometrics acquisition.
General and Administrative
General and administrative expense increased during the three months ended March 31, 2017 as compared to the same period in 2016. The increase is attributable to the Otometrics and RetCam acquisitions.
Intangibles Amortization
Intangibles amortization increased during the three months ended March 31, 2017 as compared to the same period in 2016. The increase was due to the increase in intangibles relating to the acquisitions of Otometrics and RetCam.
Restructuring
Restructuring expenses increased during the three months ended March 31, 2017 compared to the same period in 2016. The increase was due to an increase in severance expense compared to the same period in the prior year.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2017 we reported $1.0 million of other expense compared to other income of $0.5 million for the same period in 2016. This increase in expense was attributable to a higher interest expense than previous quarters due to borrowing to complete the Otometrics acquisition.
Provision for Income Tax

We recorded provisions for income tax of $0.0 million and $3.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Our effective tax rate was 4.4% and 26.8% for the three months ended March 31, 2017 and March 31, 2016, respectively.
Our effective tax rate for the three months ended March 31, 2017 differed from the federal statutory tax rate primarily because of the profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The decrease in the effective tax rate for the three months ended March 31, 2017 compared with the three months ended March 31, 2016 is primarily attributable to shifts in the geographical mix of income and discrete tax events, principally share based compensation deductible in the first quarter. The impact to the quarterly tax rate in percentage related to the discrete events for the three months ended March 31, 2017 was significantly greater than discrete events for the three months ended March 31, 2016.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2017	December 31, 2016
Cash, cash equivalents, and investments	$112,862	$247,570
Working capital	230,935	325,858

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$1,276	$19,382
Net cash used in investing activities	(117,741)	(7,568)
Net cash provided by (used in) financing activities	4,305	(11,741)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2017, we had cash and cash equivalents outside the U.S. in certain of our foreign subsidiaries of $92.3 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of March 31, 2017 we had $150.0 million outstanding under the Credit Facility.
During the three months ended March 31, 2017 cash provided by operating activities of $1.3 million was the result of $0.3 million of net income, non-cash adjustments to net income of $14.0 million, and net cash outflows of $13.1 million from changes in operating assets and liabilities. The change in non-cash adjustment to net income was driven by increased depreciation and amortization and additional warranty and accounts receivable reserves. The change in operating assets and liabilities in the first quarter of 2017 was driven primarily by a decrease in deferred revenue relating to the Venezuelan contract. Cash used in investing activities during the period was $117.7 million, driven by the acquisition of Otometrics for $149.2 million, offset by the sale of short-term investments of $24.9 million. Cash used to acquire other property and equipment was $1.0 million. Cash provided by financing activities during the three months ended March 31, 2017 was $4.3 million and consisted of proceeds from borrowing of $10.0 million and stock option exercises of $0.2 million, partially offset by $1.3 million for repurchases of common stock under our share repurchase program, $2.6 million for taxes paid related to net share settlement of equity awards, and $2.0 million for a contingent consideration payment for the RetCam acquisition.
During the three months ended March 31, 2016 cash provided by operating activities of $19.4 million was the result of $8.5 million of net income, non-cash adjustments to net income of $8.4 million, and net cash inflows of $2.4 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a large decrease in accounts receivable stemming from collections made during the three months ended March 31, 2016 offset by a decrease in accounts payable. Cash used in investing activities during the period was $7.6 million, and consisted of primarily of cash used to in the acquisition of NeuroQuest of $4.6 million, net of cash acquired as well as cash used to acquire other property and equipment of $1.9 million. Cash used in financing activities during the three months ended March 31, 2016 was $11.7 million and consisted of $9.1 million for repurchases of common stock under our share repurchase program, $2.0 million for taxes paid related to net share settlement of equity awards, and $1.3 million for a contingent consideration payment for NicView, which we acquired in 2015, offset by proceeds from stock option exercises of $0.6 million. During the three months ended March 31, 2016, we borrowed and paid back $6.0 million of cash.
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
During the first quarter of 2017, we drew down an additional $10.0 million of our revolving credit facility which brings our outstanding debt total to $150.0 million. See Note 14 to these Condensed Consolidated Financial Statements for additional discussion regarding our outstanding debt.
As discussed in Note 2 to these Condensed Consolidated Financial Statement, we are in the process of verifying data obtained from Otometrics to finalize the acquisition accounting. Similarly, we are continuing to evaluate all Otometrics purchase obligations as well as lease obligations acquired.
There are no other material changes to the table of contractual obligations presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Off Balance Sheet Arrangements

Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the three months ended March 31, 2017, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our condensed consolidated financial condition, results of operations, or liquidity.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on a revolving credit facility may vary with the federal funds rate, LIBOR, and our ability to repay the debt. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.
Changes in Internal Control over Financial Reporting
On January 3, 2017, we acquired Otometrics from GN Store Nord. As permitted by the SEC guidance for newly acquired businesses, we intend to exclude the operations of Otometrics from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2017. We are in the process of implementing our internal control structure over the acquired Otometrics operations and expect that this effort will be completed by January 2, 2018.
There were no changes in the Company's internal control over financial reporting during the first quarter of 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.    Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our risks from such description.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	11,400	$37.95	11,400	$14,164,752
February 1, 2017 - February 28, 2017	11,700	$36.94	11,700	$13,732,554
March 1, 2017 - March 31, 2017	11,600	$38.10	11,600	$13,290,594
Total	34,700	$37.66	34,700	$13,290,594
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

ITEM 5.    Other Information

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

3.1	Amended and Restated Bylaws of Natus Medical Incorporated	10-Q	3.1	5/9/2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 8, 2017	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2017	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)