Form 10-Q
period 2017-06-30
NATUS MEDICAL INC
filed 2017-08-07
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 31, 2017 was 33,149,616.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$80,303	$213,551
Short-term investments	—	34,019
Accounts receivable, net of allowance for doubtful accounts of $9,183 in 2017 and $4,182 in 2016	114,063	86,638
Inventories	69,278	49,587
Prepaid expenses and other current assets	23,340	22,004
Total current assets	286,984	405,799
Property and equipment, net	20,853	17,333
Intangible assets, net	144,106	77,165
Goodwill	176,718	113,112
Deferred income tax	14,714	14,915
Other assets	19,211	20,688
Total assets	$662,586	$649,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,762	$18,700
Accrued liabilities	44,662	37,895
Deferred revenue	14,813	23,346
Total current liabilities	86,237	79,941
Long-term liabilities:
Other liabilities	9,323	8,013
Long-term debt, net	109,498	140,000
Deferred income tax	31,037	3,684
Total liabilities	236,095	231,638
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,149,439 in 2017 and 32,920,246 in 2016	314,629	312,986
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016	—	—
Retained earnings	144,722	149,408
Accumulated other comprehensive loss	(32,860)	(45,020)
Total stockholders’ equity	426,491	417,374
Total liabilities and stockholders’ equity	$662,586	$649,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$122,227	$95,958	$246,887	$183,287
Cost of revenue	54,589	37,879	111,502	70,348
Intangibles amortization	1,500	604	2,500	1,205
Gross profit	66,138	57,475	132,885	111,734
Operating expenses:
Marketing and selling	30,354	21,237	62,569	41,831
Research and development	13,713	7,105	26,466	14,907
General and administrative	24,156	11,923	40,172	24,404
Intangibles amortization	3,885	2,197	7,959	4,332
Restructuring	307	1,083	593	1,118
Total operating expenses	72,415	43,545	137,759	86,592
Income (loss) from operations	(6,277)	13,930	(4,874)	25,142
Other income (expense), net	(378)	25	(1,418)	481
Income (loss) before provision for (benefit from) income tax	(6,655)	13,955	(6,292)	25,623
Provision for (benefit from) income tax	(1,621)	3,443	(1,606)	6,573
Net income (loss)	$(5,034)	$10,512	$(4,686)	$19,050
Earnings (loss) per share:
Basic	$(0.15)	$0.32	$(0.14)	$0.59
Diluted	$(0.15)	$0.32	$(0.14)	$0.58
Weighted average shares used in the calculation of earnings (loss) per share:
Basic	32,529	32,438	32,507	32,521
Diluted	32,529	32,983	32,507	33,118
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	12	—	(45)	—
Foreign currency translation adjustment	8,558	(2,085)	12,205	(1,425)
Total other comprehensive income (loss)	8,570	(2,085)	12,160	(1,425)
Comprehensive income	3,536	8,427	7,474	17,625
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$(4,686)	$19,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	7,072	760
Depreciation and amortization	13,819	8,396
Gain on disposal of property and equipment	(6)	(31)
Warranty reserve	5,708	2,312
Share-based compensation	4,975	5,003
Changes in operating assets and liabilities:
Accounts receivable	(8,898)	7,594
Inventories	6,092	352
Prepaid expenses and other assets	677	(1,793)
Accounts payable	(796)	(4,686)
Accrued liabilities	(10,504)	(4,024)
Deferred revenue	(8,888)	123
Deferred income tax	5,749	(63)
Net cash provided by operating activities	10,314	32,993
Investing activities:
Acquisition of businesses, net of cash acquired	(147,436)	(6,150)
Purchase of property and equipment	(1,464)	(2,103)
Purchase of intangible assets	—	(241)
Sale of short-term investments	34,019	—
Net cash used in investing activities	(114,881)	(8,494)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	2,073	2,207
Repurchase of common stock	(2,268)	(16,754)
Taxes paid related to net share settlement of equity awards	(3,136)	(2,575)
Contingent consideration	(2,500)	(1,284)
Proceeds from borrowings	10,000	16,000
Deferred debt issuance costs	(38)	—
Payments on borrowings	(40,000)	(6,000)
Net cash used in financing activities	(35,869)	(8,406)
Exchange rate changes effect on cash and cash equivalents	7,188	(2,278)
Net increase (decrease) in cash and cash equivalents	(133,248)	13,815
Cash and cash equivalents, beginning of period	213,551	82,469
Cash and cash equivalents, end of period	$80,303	$96,284
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,102	$10
Cash paid for income taxes	$3,056	$7,755
Non-cash investing activities:
Property and equipment included in accounts payable	$297	$64
Inventory transferred to property and equipment	$773	$362
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
Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Also in January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that will result from adopting ASU 2017-04.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that year, and must be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to modifications that occur on or after the effective date.

2 - Business Combinations
Blackrock Neuromed
On April 4, 2017, the Company acquired certain assets of Blackrock Neuromed (“Blackrock”) for $1.0 million in cash. Blackrock sells electroencephalography (“EEG”) neurodiagnostic systems. The purchase agreement also included a contingent consideration of $0.7 million. Pro forma financial information for the Blackrock acquisition is not presented as it is not considered material.
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
The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Cash and cash equivalents	$5,604
Accounts receivable	28,483
Inventories	23,403
Property and equipment	3,610
Intangible assets	75,755
Goodwill	53,475
Other assets	3,555
Accounts payable	(8,663)
Accrued liabilities	(14,185)
Deferred revenue	(767)
Deferred income tax	(21,023)
Total purchase price	$149,247
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
The fair value of assets acquired and liabilities assumed was based on preliminary valuations, and our estimates and assumptions are subject to change as the valuations are finalized, within the measurement period not to exceed 12 months from the acquisition date. The Company is currently in the process of verifying data and finalizing information related to the Otometrics valuation and recording of inventory, accounts receivable, intangible assets, other liabilities, income taxes and the corresponding effect on goodwill. In the three months ended June 30, 2017, the Company made adjustments resulting from the continued purchase price allocation refinement for intangibles and fair value of inventories.

Otometrics's revenue of $56.6 million and loss from operations of $3.2 million are included in the condensed consolidated statement of operations for the period from January 3, 2017 (acquisition date) to June 30, 2017.
The unaudited pro forma financial results presented below for the three and six months ended June 30, 2017 and June 30, 2016, include the effects of pro forma adjustments as if the acquisition occurred on January 1, 2016. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Natus and Otometrics for the three and six months ended June 30, 2017 and June 30, 2016, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by Natus in connection with the acquisition, and the elimination of acquisition-related costs incurred.
The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.
Unaudited Pro forma Financial Information
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$122,227	$123,483	$246,887	$238,338
Net income (loss)	$(2,634)	$695	$(286)	$(183)

Earnings (loss) per share:
Basic	$(0.08)	$0.02	$(0.01)	$(0.01)
Diluted	$(0.08)	$0.02	$(0.01)	$(0.01)
Weighted average shares used in the calculation of earnings per share:
Basic	32,529	32,438	32,507	32,521
Diluted	32,529	32,983	32,507	33,118
The pro forma results for the three and six months ended June 30, 2017 were adjusted to exclude $2.4 million and $4.4 million, respectively of nonrecurring expense related to the fair value adjustment of acquisition-date inventory.
The pro forma results for the three and six months ended June 30, 2016 were adjusted to include these charges, along with $2.0 million and $4.0 million, respectively of amortization of intangible assets, and $1.0 million and $2.0 million, respectively of interest expense.
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
NeuroQuest

On March 2, 2016, the Company acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest complements our Global Neuro-Diagnostics (“GND”) and Monarch Medical Diagnostics, LLC (“Monarch”) acquisitions which offer patients a convenient way to complete routine-electroencephalography (“EEG”) and extended video electroencephalography (“VEEG”) testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement also included an asset consideration holdback of $0.5 million which was paid on April 30, 2017. The total purchase price was allocated to $0.5 million of tangible assets, $1.3 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.5 million of goodwill, offset by $0.1 million of net liabilities. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(5,034)	$10,512	$(4,686)	$19,050
Weighted average common shares	32,529	32,438	32,507	32,521
Dilutive effect of stock based awards	—	545	—	597
Diluted Shares	32,529	32,983	32,507	33,118
Basic earnings (loss) per share	$(0.15)	$0.32	$(0.14)	$0.59
Diluted earnings (loss) per share	$(0.15)	$0.32	$(0.14)	$0.58
Shares excluded from calculation of diluted EPS	—	186	—	183

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

The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company's intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its aggregated cost basis. The Company has evaluated its investments as of June 30, 2017 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$80,303	$213,551
Short-term investments:
U.S. investment grade bonds	—	24,477
Foreign investment grade bonds	—	9,542
Total short-term investments	—	34,019
Total cash, cash equivalents and short-term investments	$80,303	$247,570

Short-term investments by investment type are as follows (in thousands):

	June 30, 2017				December 31, 2016
	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value
U.S. investment grade bonds	—	—	—	—	24,531	—	(54)	24,477
Foreign investment grade bonds	—	—	—	—	9,567	—	(25)	9,542
Total short-term investments	$—	$—	$—	$—	$34,098	$—	$(79)	$34,019

Short-term investments by contractual maturity are as follows (in thousands):

	June 30, 2017	December 31, 2016
	Investments	Investments
Due in one year or less	$—	$21,655
Due after one year through five years	—	12,364
Total short-term investment	$—	$34,019

See Note 16 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company's short-term investments.

5 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials and subassemblies	$37,347	$28,245
Work in process	1,915	1,507
Finished goods	44,181	34,908
Total inventories	83,443	64,660
Less: Non-current inventories	(14,165)	(15,073)
Inventories, current	$69,278	$49,587
At June 30, 2017 and December 31, 2016, the Company has classified $14.2 million and $15.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that the Company no longer sells, inventory purchased for lifetime buys, and inventory that has been impacted by ship holds. The Company believes that these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$90,553	$—	$(38,777)	$51,776	$64,563	$—	$(34,683)	$29,880
Customer related	80,833	—	(23,264)	57,569	38,087	—	(17,610)	20,477
Trade names	43,872	(3,410)	(10,328)	30,134	32,106	(3,290)	(7,135)	21,681
Internally developed software	15,479	—	(11,182)	4,297	14,978	—	(10,220)	4,758
Patents	2,718	—	(2,388)	330	2,620	—	(2,251)	369
Definite-lived intangible assets	$233,455	$(3,410)	$(85,939)	$144,106	$152,354	$(3,290)	$(71,899)	$77,165
Finite-lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 10 years for customer related intangibles, 6 years for internally developed software, 7 years for trade names, 13 years for patents, and 11 years in total.
Internally developed software consists of $13.3 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Technology	$1,791	$855	$3,117	$1,708
Customer related	2,155	853	4,363	1,646
Trade names	1,318	1,019	2,905	2,037
Internally developed software	503	528	1,007	1,017
Patents	28	28	55	56
Total amortization	$5,795	$3,283	$11,447	$6,464

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2017	$10,915
2018	21,605
2019	20,444
2020	18,244
2021	16,796
2022	13,038
Thereafter	43,064
Total expected amortization expense	$144,106

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2016	$113,112
Acquisitions/Purchase accounting adjustments	57,041
Foreign currency translation	6,565
June 30, 2017	$176,718

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$2,845	$2,856
Buildings	5,234	5,219
Leasehold improvements	3,936	2,386
Equipment and furniture	21,812	18,398
Computer software and hardware	9,250	9,100
Demonstration and loaned equipment	11,732	11,393
	54,809	49,352
Accumulated depreciation	(33,956)	(32,019)
Total	$20,853	$17,333
Depreciation expense of property and equipment was approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2017 and approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2016.

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
As of June 30, 2017, the Company had accrued $8.0 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. The Company's estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping and replacing or repairing the product. During the second quarter of 2017, the Company began to incur costs associated with bringing the products back into compliance.
During the first quarter of 2017, the Company accrued $1.0 million for a product related recall. The Company expects that costs associated with the recall will be incurred starting in the third quarter of 2017.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$12,721	$10,577	$10,670	$10,386
Assumed through acquisitions	—	—	1,166	—
Additions charged to expense	2,902	1,383	5,708	2,312
Reductions	(1,484)	(1,102)	(3,405)	(1,840)
Balance, end of period	$14,139	$10,858	$14,139	$10,858
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

10 - Share-Based Compensation
As of June 30, 2017, the Company has two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2017 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$40	$43	$121	$119
Marketing and selling	117	174	186	453
Research and development	311	352	778	865
General and administrative	1,751	1,533	3,890	3,566
Total	$2,219	$2,102	$4,975	$5,003

As of June 30, 2017, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $15.7 million, which is expected to be recognized over a weighted average period of 2.2 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$96	$10	$428	$18
Interest expense	(1,284)	(97)	(2,264)	(129)
Foreign currency gain	897	52	469	502
Other income (loss)	(87)	60	(51)	90
Total other income (expense), net	$(378)	$25	$(1,418)	$481

12 - Income Taxes

The Company recorded a benefit from income tax of $1.6 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The effective tax rate was 24.4% and 25.5% for the three and six months ended June 30, 2017, respectively.
The Company recorded provisions for income tax of $3.4 million and $6.6 million for the three and six months ended June 30, 2016, respectively. The effective tax rate was 24.7% and 25.7% for the three and six months ended June 30, 2016, respectively.
The Company's effective tax rate for the three and six months ended June 30, 2017 differed from the federal statutory tax rate primarily due to the effect of profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The effective tax rate percentage did not significantly change the three and six months ended June 30, 2017 as compared with the three and six months ended June 30, 2016.
The Company recorded a tax benefit in the second quarter of 2017 as compared to a tax expense recorded in the same period last year. The decrease in the provision for income tax is due to the reduction in the worldwide pre-tax profits and the change in the geographic mix of pre-tax profits. The Company recorded worldwide pre-tax losses of $6.7 million and $6.3 million for the three and six months ended June 30, 2017, respectively as compared to worldwide pre-tax income of $14.0 million and $25.6 million for the three and six months ended June 30, 2016, respectively.

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
Activity in the restructuring reserves for the six months ended June 30, 2017 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2016	$343	$152	$495
Additions	431	—	431
Reversals	(35)	—	(35)
Payments	(476)	(73)	(549)
Balance at June 30, 2017	$263	$79	$342

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

At June 30, 2017, the Company is in compliance with the Leverage Ratio at 1.52 to 1.00 and the Interest Coverage Ratio at 20.91 to 1.00.

At June 30, 2017, the Company had $110.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the six months ended June 30, 2017 was 3.72%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility	$110,000	$140,000
Debt issuance costs	(502)	—
Less: current portion of long-term debt	—	—
Total long-term debt	$109,498	$140,000

As of June 30, 2017, the carrying value of total debt approximated fair market value. The fair value of the Company's debt is considered a Level 2 measurement. See Note 16 to these Condensed Financial Statements for additional discussion regarding the fair value measurement of debt.

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Revenue:
United States	$67,075	$67,528	$131,785	$124,425
Foreign countries	55,152	28,430	115,102	58,862
Totals	$122,227	$95,958	$246,887	$183,287

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by End Market:
Neurology Products
Devices and Systems	$41,549	$42,931	$79,765	$82,128
Supplies	15,186	15,067	30,073	30,101
Services	2,551	3,222	5,743	5,663
Total Neurology Revenue	59,286	61,220	115,581	117,892
Newborn Care Products
Devices and Systems	17,499	16,743	41,610	30,284
Supplies	11,295	12,272	22,741	23,886
Services	5,345	5,723	10,395	11,225
Total Newborn Care Revenue	34,139	34,738	74,746	65,395
Otometrics Products
Devices and Systems	19,817	—	39,001	—
Supplies	6,280	—	12,660	—
Services	2,705	—	4,899	—
Total Otometrics Revenue	28,802	—	56,560	—
Total Revenue	$122,227	$95,958	$246,887	$183,287

	June 30, 2017	December 31, 2016
Property and equipment, net:
United States	$8,703	$7,024
Canada	5,260	4,941
Argentina	1,859	2,530
Ireland	2,627	2,121
Other foreign countries	2,404	717
Totals	$20,853	$17,333
During the three and six months ended June 30, 2017 and 2016, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of June 30, 2017 and December 31, 2016, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment. As of June 30, 2017, the Company is carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
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

	December 31, 2016	Additions	Payments	Adjustments	June 30, 2017
Liabilities:
Contingent consideration	$3,043	$693	$(2,500)	$(543)	$693
Total	$3,043	$693	$(2,500)	$(543)	$693
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
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2016 we acquired

NeuroQuest and RetCam, in January 2017 we acquired GN Otometrics ("Otometrics"), and in April 2017 we acquired Blackrock Neuromed.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Devices and Systems	65%	62%	65%	62%
Supplies	26%	29%	26%	29%
Services	9%	9%	9%	9%
Total	100%	100%	100%	100%
2017 Second Quarter Overview

Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $26.2 million in the second quarter ended June 30, 2017 to $122.2 million compared to $96.0 million in the second quarter of the previous year. Our revenue increase was driven primarily by revenue from Otometrics products. This increase was offset by softness in the domestic market of our Neurology business and lower revenue from our Newborn Care business attributed to the ship hold related to an FDA warning regarding our Seattle facility and lower Peloton revenue due to fewer domestic births in recent years and change in payer mix.
Net loss was $5.0 million or $(0.15) per diluted share in the three months ended June 30, 2017, compared with net income of $10.5 million or $0.32 per diluted share in the same period in 2016. The net loss was primarily due to remediation costs in our Seattle facility, lower operating margin of our Peloton business as a result of lower collection and lower reimbursement rates and the acquisition related costs of Otometrics.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	44.7%	39.5%	45.2%	38.4%
Intangibles amortization	1.2%	0.6%	1.0%	0.7%
Gross profit	54.1%	59.9%	53.8%	60.9%
Operating expenses:
Marketing and selling	24.8%	22.1%	25.3%	22.8%
Research and development	11.2%	7.4%	10.7%	8.1%
General and administrative	19.8%	12.4%	16.3%	13.3%
Intangibles amortization	3.2%	2.3%	3.2%	2.4%
Restructuring	0.3%	1.1%	0.2%	0.6%
Total operating expenses	59.3%	45.3%	55.7%	47.2%
Income (loss) from operations	(5.2)%	14.6%	(1.9)%	13.7%
Other income (expense), net	(0.3)%	—%	(0.6)%	0.3%
Income (loss) before provision for (benefit from) income tax	(5.5)%	14.6%	(2.5)%	14.0%
Provision for (benefit from) income tax	(1.3)%	3.6%	(0.7)%	3.6%
Net income (loss)	(4.2)%	11.0%	(1.8)%	10.4%
Revenues
The following table shows revenue by products during the three and six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Neurology Products
Devices and Systems	$41,549	$42,931	(3)%	$79,765	$82,128	(3)%
Supplies	15,186	15,067	1%	30,073	30,101	—%
Services	2,551	3,222	(21)%	5,743	5,663	1%
Total Neurology Revenue	59,286	61,220	(3)%	115,581	117,892	(2)%
Newborn Care Products
Devices and Systems	17,499	16,743	5%	41,610	30,284	37%
Supplies	11,295	12,272	(8)%	22,741	23,886	(5)%
Services	5,345	5,723	(7)%	10,395	11,225	(7)%
Total Newborn Care Revenue	34,139	34,738	(2)%	74,746	65,395	14%
Otometrics Products
Devices and Systems	19,817	—	—%	39,001	—	—%
Supplies	6,280	—	—%	12,660	—	—%
Services	2,705	—	—%	4,899	—	—%
Total Otometrics Revenue	28,802	—	—%	56,560	—	—%
Total Revenue	$122,227	$95,958	27%	$246,887	$183,287	35%

For the three months ended June 30, 2017, Neurology revenue decreased by 3% compared to the same quarter last year. The decline in our domestic market was partially offset by growth in our international markets. Revenue from sales of Neurology Devices and Systems decreased by 3% driven mainly by declines in domestic EEG and PSG sales. Revenue from Supplies increased by 1% due to growth in our domestic market. Revenue from Services decreased by 21% due to a decrease in revenue per test day realized in the current quarter due to a shift in payor mix.
For the three months ended June 30, 2017, Newborn Care revenue decreased by 2% compared to the same quarter last year. Geographically, the decrease is primarily due to higher domestic and international shipments in the same period last year as the NeoBLUE® blanket was temporarily released from ship hold in second quarter of 2016, lower domestic supply revenue due to ship holds that remain in place and impact of Peloton cannibalization, as well as lower product sales across all modalities as a result of remediation activities in our Seattle facility. These factors were partially offset by revenue from RetCam, our vision product, acquired in July 2016. RetCam contributed $2.1 million of international revenue and $1.3 million in domestic revenue in the three months ended June 30, 2017.
For the six months ended June 30, 2017, Neurology revenue decreased by 2% compared to the same period last year. Geographically, the decline in our domestic market was partially offset by an increase in our international markets. Revenue from sales of Neurology Devices and Systems decreased by 3% driven mainly to declines in domestic EEG sales. Revenue from Supplies were consistent with the same period last year. Revenue from Services increased by 1% due mainly to the result of growth in test volume for our GND business.
For the six months ended June 30, 2017, Newborn Care revenue increased by 14% compared to last year. Geographically, the increase is primarily driven by the international market, execution on our Medix subsidiary's contract with Venezuela and incremental revenue from our RetCam acquisition. The Venezuelan contract contributed approximately $10.2 million of international revenue and RetCam contributed $5.2 million of international revenue, as compared, in each case, with no revenue in the 2016 period. This increase was partially offset by lower NeoBLUE® blanket sales as this product was placed back on ship hold in the current period in 2017 after being temporarily released in the same period last year. This ship hold will continue until all remediation efforts are complete.
We believe that we are successfully integrating the Otometrics business, although this process has not been completed.
Revenue from domestic sales decreased to $67.1 million for the three months ended June 30, 2017 compared to $67.5 million in the three months ended June 30, 2016. Revenue from international sales increased 94% to $55.2 million for the three months ended June 30, 2017 compared to $28.4 million in the second quarter of 2016. The increase in our international revenue was driven mainly by the acquisition of Otometrics and execution of our Venezuelan contract.
Domestically our revenue decreased due to lower demand on Neurology devices, and Newborn Care hearing devices and supplies as a result of the cannibalization from our Peloton hearing screening services. These factors were partially offset by domestic revenue from the acquisitions of Otometrics and RetCam, higher revenue from NicView and GND services, and the NeoBLUE® overhead light coming off of ship hold.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$122,227	$95,958	$246,887	$183,287
Cost of revenue	54,589	37,879	111,502	70,348
Intangibles amortization	1,500	604	2,500	1,205
Gross profit	66,138	57,475	132,885	111,734
Gross profit percentage	54.1%	59.9%	53.8%	61.0%
For the three and six months ended June 30, 2017, gross profit as a percentage of revenue decreased 5.8% and 7.2%, respectively, compared to the same period in the prior year. This decrease in gross profit as a percentage of revenue was mainly attributable to the acquisition of Otometrics, the execution of our contract with Venezuela, and higher reserves for NeoBLUE® blanket and other products impacted by the FDA warning letter remediation activities.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Marketing and selling	$30,354	$21,237	$62,569	$41,831
Percentage of revenue	24.8%	22.1%	25.3%	22.8%
Research and development	$13,713	$7,105	$26,466	$14,907
Percentage of revenue	11.2%	7.4%	10.7%	8.1%
General and administrative	$24,156	$11,923	$40,172	$24,404
Percentage of revenue	19.8%	12.4%	16.3%	13.3%
Intangibles amortization	$3,885	$2,197	$7,959	$4,332
Percentage of revenue	3.2%	2.3%	3.2%	2.4%
Restructuring	$307	$1,083	$593	$1,118
Percentage of revenue	0.3%	1.1%	0.2%	0.6%
Marketing and Selling
Marketing and selling expenses increased in both an absolute sense and as a percentage of revenue for the three and six months ended June 30, 2017 compared to the same periods in 2016. This was primarily due to the Otometrics and RetCam acquisitions.
Research and Development
Research and development expenses increased in both an absolute sense and as a percentage of revenue during the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase relates to the Otometrics acquisition and an increase in remediation costs associated with the FDA warning letter in our Newborn Care business.
General and Administrative
General and administrative expense increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016. The increase is attributable to the Otometrics and RetCam acquisitions as well as an increase in bad debt expense relating to GND in our Neurology business and Peloton in our Newborn Care business.

Intangibles Amortization
Intangibles amortization increased during the three and six months ended June 30, 2017 as compared to the same periods in 2016. The increase was due to the intangibles acquired in early 2017 relating to Otometrics and intangibles acquired in the third quarter of 2016 relating to RetCam.
Restructuring
Restructuring expenses decreased during the three and six months ended June 30, 2017 compared to the same periods in 2016. The decrease was due to facility abandonment charges recorded in 2016 offset by an increase in severance expense compared to the same periods in the prior year.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2017 we reported $0.4 million of other expense compared to nominal other income for the same period in 2016. For the six months ended June 30, 2017 we reported $1.4 million of other expense compared to the other income of $0.5 million for the same period in 2016. This increase in expense was attributable to a higher interest expense than previous quarters due to borrowing to complete the Otometrics acquisition.
Provision for Income Tax
We recorded a benefit from income tax of $1.6 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The effective tax rate was 24.4% and 25.5% for the three and six months ended June 30, 2017, respectively.
We recorded provisions for income tax of $3.4 million and $6.6 million for the three and six months ended June 30, 2016, respectively. The effective tax rate was 24.7% and 25.7% for the three and six months ended June 30, 2016, respectively.
Our effective tax rate for the three and six months ended June 30, 2017 differed from the federal statutory tax rate primarily due to the effect of profits taxed in foreign jurisdictions with lower tax rates than the federal statutory rate. The effective tax rate percentage did not significantly change for the three and six months ended June 30, 2017 as compared with the three and six months ended June 30, 2016.
The Company recorded a tax benefit in the second quarter of 2017 as compared to a tax expense recorded in the same period last year. The decrease in the provision for income tax is due to the reduction in the worldwide pre-tax profits and the change in the geographic mix of pre-tax profits. The Company recorded worldwide pre-tax losses of $6.7 million and $6.3 million for the three and six months ended June 30, 2017, respectively as compared to worldwide pre-tax income of $14.0 million and $25.6 million for the three and six months ended June 30, 2016, respectively.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2017	December 31, 2016
Cash, cash equivalents, and investments	$80,303	$247,570
Working capital	200,747	325,858

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$10,314	$32,993
Net cash used in investing activities	(114,881)	(8,494)
Net cash used in financing activities	(35,869)	(8,406)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2017, we had cash and cash equivalents outside the U.S. in certain of our foreign subsidiaries of $63.6 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank and Citibank, NA that provides for an aggregate $150.0 million secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of June 30, 2017 we had $110.0 million outstanding under the Credit Facility.
During the six months ended June 30, 2017 cash provided by operating activities of $10.3 million was the result of $4.7 million of net loss, non-cash adjustments to net loss of $31.6 million, and net cash outflows of $16.6 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization and additional warranty and accounts receivable reserves. Cash used in investing activities during the period was $114.9 million, driven by the acquisition of Otometrics for $149.2 million, offset by the sale of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $1.5 million. Cash used in financing activities during the six months ended June 30, 2017 was $35.9 million and consisted of $40.0 million for payment on borrowings, $2.3 million for repurchases of common stock under our share repurchase program, $3.1 million for taxes paid related to net share settlement of equity awards, and $2.5 million for a contingent consideration payment for the RetCam acquisition, partially offset by proceeds from borrowing of $10.0 million and stock option exercises of $2.1 million.
During the six months ended June 30, 2016 cash provided by operating activities of $33.0 million was the result of $19.1 million of net income, non-cash adjustments to net income of $16.4 million, and net cash outflows of $2.5 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a large decrease in accounts receivable stemming from collections made during the six months ended June 30, 2016 offset by a decrease in accounts payable. Cash used in investing activities during the period was $8.5 million, and consisted of primarily of cash used to in the acquisition of NeuroQuest of $4.6 million, net of cash acquired as well as cash used to acquire other property and equipment of $2.1 million. Cash used in financing activities during the six months ended June 30, 2016 was $8.4 million and consisted of $16.8 million for repurchases of common stock under our share repurchase program, $2.6 million for taxes paid related to net share settlement of equity awards, and $1.3 million for a contingent consideration payment for NicView, which we acquired in 2015, offset by proceeds from stock option exercises of $2.2 million. During the six months ended June 30, 2016, we reported net borrowings of $16.0 million of cash under the Credit Agreement.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarized our contractual obligations and commercial commitments as of June 30, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$60,700	$60,700	$—	$—	$—
Operating lease obligations	22,076	7,222	7,923	6,931	—
Bank debt	110,000	—	—	110,000	—
Interest payments	15,871	8,183	6,862	826	—
Total	$208,647	$76,105	$14,785	$117,757	$—
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
The interest payments note above are an estimate of expected interest payments, but could vary materially based on the timing of future loan draws and payments. See Note 14 to these Condensed Financial Statements for additional discussion on our debt and credit arrangements.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 12 of our Condensed Consolidated Financial Statements for further discussion on income taxes.
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the six months ended June 30, 2017, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our condensed consolidated financial condition, results of operations, or liquidity.
Recent Accounting Pronouncements
See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: the integration of the Otometrics operations, our expectation regarding expansion of our international operations, our expectations regarding our new products, the sufficiency of our current cash, cash equivalents, and short-term investment balances, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, the use of debt to fund acquisitions, our expectations of earn-out arrangements related to acquisitions, and our intent to acquire additional technologies, products, or businesses.
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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.
Changes in Internal Control over Financial Reporting
On January 3, 2017, we acquired Otometrics from GN Store Nord. As permitted by the SEC guidance for newly acquired businesses, we intend to exclude the operations of Otometrics from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2017. We are in the process of implementing our internal control structure over the acquired Otometrics operations.
Other than as referenced to in the preceding paragraph, there were no changes in the Company's internal control over financial reporting during the second quarter of 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	11,600	$39.33	11,600	$12,823,348
May 1, 2017 - May 31, 2017	14,500	$34.65	14,500	$12,320,942
June 1, 2017 - June 30, 2017	—	$—	—	$12,320,942
Total	26,100	$37.66	26,100	$12,320,942
In June 2014, the Board of Directors authorized the repurchase of up to $10 million of common stock pursuant to a stock repurchase program. In June 2015, the program was expanded to include up to an additional $20 million of our common stock. In June 2016, the program was again expanded to include an additional $20 million of our common stock, for an aggregate repurchase amount of $50 million. The expiration date for the program was set for June 1, 2017. The Board of Directors will revisit expanding this program in September 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 7, 2017	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2017	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)