Form 10-Q
period 2017-09-30
NATUS MEDICAL INC
filed 2017-11-06
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 30, 2017 was 31,154,151.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$132,405	$213,551
Short-term investments	—	34,019
Accounts receivable, net of allowance for doubtful accounts of $10,171 in 2017 and $4,182 in 2016	116,666	86,638
Inventories	69,322	49,587
Prepaid expenses and other current assets	22,605	22,004
Total current assets	340,998	405,799
Property and equipment, net	20,677	17,333
Intangible assets, net	138,781	77,165
Goodwill	182,673	113,112
Deferred income tax	2,204	14,915
Other assets	18,952	20,688
Total assets	$704,285	$649,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,961	$18,700
Accrued liabilities	48,281	37,895
Deferred revenue	14,691	23,346
Total current liabilities	80,933	79,941
Long-term liabilities:
Other liabilities	9,263	8,013
Long-term debt, net	154,235	140,000
Deferred income tax	34,835	3,684
Total liabilities	279,266	231,638
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,149,737 in 2017 and 32,920,246 in 2016	316,503	312,986
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016	—	—
Retained earnings	136,210	149,408
Accumulated other comprehensive loss	(27,694)	(45,020)
Total stockholders’ equity	425,019	417,374
Total liabilities and stockholders’ equity	$704,285	$649,012
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$122,643	$90,906	$369,531	$274,193
Cost of revenue	47,112	32,194	158,615	102,542
Intangibles amortization	1,290	612	3,789	1,818
Gross profit	74,241	58,100	207,127	169,833
Operating expenses:
Marketing and selling	32,537	19,746	95,106	61,578
Research and development	11,632	7,689	38,098	22,596
General and administrative	17,329	12,821	57,501	37,225
Intangibles amortization	3,882	2,409	11,841	6,741
Restructuring	321	197	914	1,315
Total operating expenses	65,701	42,862	203,460	129,455
Income from operations	8,540	15,238	3,667	40,378
Other income (expense), net	150	(893)	(1,268)	(412)
Income before provision for income tax	8,690	14,345	2,399	39,966
Provision for income tax	17,203	1,032	15,597	7,605
Net income (loss)	$(8,513)	$13,313	$(13,198)	$32,361
Earnings (loss) per share:
Basic	$(0.26)	$0.41	$(0.41)	$1.00
Diluted	$(0.26)	$0.40	$(0.41)	$0.98
Weighted average shares used in the calculation of earnings (loss) per share:
Basic	32,593	32,388	32,536	32,476
Diluted	32,593	32,981	32,536	33,077
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	—	—	(45)	—
Foreign currency translation adjustment	5,166	424	17,370	(999)
Total other comprehensive income (loss)	5,166	424	17,325	(999)
Comprehensive income (loss)	(3,347)	13,737	4,127	31,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$(13,198)	$32,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	8,704	940
Depreciation and amortization	20,859	12,820
Loss (gain) on disposal of property and equipment	14	(21)
Warranty reserve	5,307	3,273
Share-based compensation	7,223	6,957
Changes in operating assets and liabilities:
Accounts receivable	(13,660)	19,299
Inventories	6,791	(6,353)
Prepaid expenses and other assets	1,395	(13,261)
Accounts payable	(9,530)	(6,062)
Accrued liabilities	(8,537)	(6,488)
Deferred revenue	(7,890)	24,994
Deferred income tax	16,770	43
Net cash provided by operating activities	14,248	68,502
Investing activities:
Acquisition of businesses, net of cash acquired	(142,592)	(15,849)
Purchase of property and equipment	(2,749)	(2,176)
Purchase of intangible assets	—	(210)
Purchase of short-term investments	—	(25,429)
Sale of short-term investments	34,019	—
Net cash used in investing activities	(111,322)	(43,664)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	2,247	2,550
Repurchase of common stock	(2,268)	(18,257)
Taxes paid related to net share settlement of equity awards	(3,685)	(3,937)
Contingent consideration	(2,946)	(1,284)
Proceeds from borrowings	60,000	16,000
Deferred debt issuance costs	(354)	(533)
Payments on borrowings	(45,000)	(16,000)
Net cash provided by (used in) financing activities	7,994	(21,461)
Exchange rate changes effect on cash and cash equivalents	7,934	(4,773)
Net decrease in cash and cash equivalents	(81,146)	(1,396)
Cash and cash equivalents, beginning of period	213,551	82,469
Cash and cash equivalents, end of period	$132,405	$81,073
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,056	$41
Cash paid for income taxes	$4,312	$8,024
Non-cash investing activities:
Property and equipment included in accounts payable	$57	$159
Inventory transferred to property and equipment	$935	$1,240
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
Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction's price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity's contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 616) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company plans to adopt this guidance on January 1, 2018, and is currently in the process of determining the impact of the new revenue recognition guidance on its revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company's preliminary assessment indicates implementation of this standard will not have a material impact on financial results. The Company's evaluation has included determining whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from the Company's current methodologies of establishing fair value on multiple element arrangements. The Company continues to evaluate the impact of this guidance and its subsequent amendments on the consolidated financial position, results of operations, and cash flows, and any preliminary assessments are subject to change.
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
The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Cash and cash equivalents	$6,758
Accounts receivable	30,052
Inventories	23,403
Property and equipment	2,770
Intangible assets	75,755
Goodwill	58,941
Other assets	1,987
Accounts payable	(8,663)
Accrued liabilities	(14,907)
Deferred revenue	(767)
Deferred income tax	(26,082)
Total purchase price	$149,247
The goodwill recorded represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Otometrics is not amortized and includes the following:

•	The expected synergies and other benefits that we believe will result from combining the operations of Otometrics with the operations of Natus;

•	Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

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
The fair value of assets acquired and liabilities assumed was based on preliminary valuations, and our estimates and assumptions are subject to change as the valuations are finalized, within the measurement period not to exceed 12 months from the acquisition date. The Company is currently in the process of verifying data and finalizing information related to the Otometrics valuation and recording of inventory, accounts receivable, intangible assets, other liabilities, income taxes and the corresponding effect on goodwill. In the three months ended September 30, 2017, the Company made adjustments resulting from the continued purchase price allocation refinement.
Otometrics's revenue of $86.2 million and loss from operations of $4.6 million are included in the condensed consolidated statement of operations for the period from January 3, 2017 (acquisition date) to September 30, 2017.
The unaudited pro forma financial results presented below for the three and nine months ended September 30, 2017 and September 30, 2016, include the effects of pro forma adjustments as if the acquisition occurred on January 1, 2016. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Natus and Otometrics for the three and nine months ended September 30, 2017 and September 30, 2016, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by Natus in connection with the acquisition, and the elimination of acquisition-related costs incurred.
The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.
Unaudited Pro forma Financial Information
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$122,643	$118,431	$369,531	$356,769
Net income (loss)	$(6,113)	$3,494	$(6,398)	$3,311

Earnings (loss) per share:
Basic	$(0.19)	$0.11	$(0.20)	$0.10
Diluted	$(0.19)	$0.11	$(0.20)	$0.10
Weighted average shares used in the calculation of earnings per share:
Basic	32,593	32,388	32,536	32,476
Diluted	32,593	32,981	32,536	33,077
The pro forma results for the three and nine months ended September 30, 2017 were adjusted to exclude $2.4 million and $6.8 million, respectively of nonrecurring expense related to the fair value adjustment of acquisition-date inventory.
The pro forma results for the three and nine months ended September 30, 2016 were adjusted to exclude the aforementioned charges, along with $2.0 million and $6.0 million, respectively of amortization of intangible assets, and $1.0 million and $3.0 million, respectively of interest expense.
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

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(8,513)	$13,313	$(13,198)	$32,361
Weighted average common shares	32,593	32,388	32,536	32,476
Dilutive effect of stock based awards	—	593	—	601
Diluted Shares	32,593	32,981	32,536	33,077
Basic earnings (loss) per share	$(0.26)	$0.41	$(0.41)	$1.00
Diluted earnings (loss) per share	$(0.26)	$0.40	$(0.41)	$0.98
Shares excluded from calculation of diluted EPS	—	—	—	138

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

The Company, to date, has not determined that any of the unrealized losses on its investments are considered to be other-than-temporary. The Company reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things: the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and the Company's intent and ability to hold its investment for a period of time sufficient to allow for any anticipated recovery in market value, or whether the Company will more likely than not be required to sell the security before recovery of its aggregated cost basis. The Company has evaluated its investments as of September 30, 2017 and has determined that no investments with unrealized losses are other-than-temporarily impaired. No investments have been in a continuous loss position greater than one year.

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$132,405	$213,551
Short-term investments:
U.S. investment grade bonds	—	24,477
Foreign investment grade bonds	—	9,542
Total short-term investments	—	34,019
Total cash, cash equivalents and short-term investments	$132,405	$247,570

Short-term investments by investment type are as follows (in thousands):

	September 30, 2017				December 31, 2016
	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value
U.S. investment grade bonds	—	—	—	—	24,531	—	(54)	24,477
Foreign investment grade bonds	—	—	—	—	9,567	—	(25)	9,542
Total short-term investments	$—	$—	$—	$—	$34,098	$—	$(79)	$34,019

Short-term investments by contractual maturity are as follows (in thousands):

	September 30, 2017	December 31, 2016
	Investments	Investments
Due in one year or less	$—	$21,655
Due after one year through five years	—	12,364
Total short-term investment	$—	$34,019

See Note 16 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value of the Company's short-term investments.

5 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and subassemblies	$35,425	$28,245
Work in process	1,950	1,507
Finished goods	45,832	34,908
Total inventories	83,207	64,660
Less: Non-current inventories	(13,885)	(15,073)
Inventories, current	$69,322	$49,587
At September 30, 2017 and December 31, 2016, the Company has classified $13.9 million and $15.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that the Company no longer sells, inventory purchased for lifetime buys, and inventory that has been impacted by ship holds. The Company believes that these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$90,653	$—	$(40,465)	$50,188	$64,563	$—	$(34,683)	$29,880
Customer related	80,989	—	(25,480)	55,509	38,087	—	(17,610)	20,477
Trade names	43,990	(3,460)	(11,790)	28,740	32,106	(3,290)	(7,135)	21,681
Internally developed software	15,722	—	(11,685)	4,037	14,978	—	(10,220)	4,758
Patents	2,759	—	(2,452)	307	2,620	—	(2,251)	369
Definite-lived intangible assets	$234,113	$(3,460)	$(91,872)	$138,781	$152,354	$(3,290)	$(71,899)	$77,165
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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Technology	$1,614	$863	$4,731	$2,571
Customer related	2,264	848	6,627	2,495
Trade names	1,481	1,139	4,385	3,176
Internally developed software	504	602	1,511	1,618
Patents	29	28	85	84
Total amortization	$5,892	$3,480	$17,339	$9,944

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2017	$5,403
2018	21,383
2019	20,220
2020	18,018
2021	16,572
2022	12,806
Thereafter	44,379
Total expected amortization expense	$138,781

7 – Goodwill

The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2016	$113,112
Acquisitions/Purchase accounting adjustments	57,680
Foreign currency translation	11,881
September 30, 2017	$182,673

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$2,833	$2,856
Buildings	5,205	5,219
Leasehold improvements	3,706	2,386
Equipment and furniture	20,987	18,398
Computer software and hardware	9,648	9,100
Demonstration and loaned equipment	11,865	11,393
	54,244	49,352
Accumulated depreciation	(33,567)	(32,019)
Total	$20,677	$17,333
Depreciation expense of property and equipment was approximately $1.1 million and $3.4 million for the three and nine months ended September 30, 2017 and approximately $0.9 million and $2.9 million for the three and nine months ended September 30, 2016.

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
As of September 30, 2017, the Company had accrued $5.7 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. The Company's estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping and replacing or repairing the product. During the second quarter of 2017, the Company began to incur costs associated with bringing the products back into compliance.
As of September 30, 2017, the Company had accrued $0.8 million of estimated costs related to a product recall. During the third quarter of 2017, the Company began to incur costs associated with addressing the matters that led to the recall of the product.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$14,139	$10,858	$10,670	$10,386
Assumed through acquisitions	722	—	1,888	—
Additions charged to expense	(401)	960	5,307	3,273
Reductions	(2,027)	(819)	(5,432)	(2,660)
Balance, end of period	$12,433	$10,999	$12,433	$10,999
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

10 - Share-Based Compensation
As of September 30, 2017, the Company has two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2017 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$52	$50	$173	$169
Marketing and selling	171	169	356	622
Research and development	299	320	1,076	1,185
General and administrative	1,727	1,415	5,618	4,981
Total	$2,249	$1,954	$7,223	$6,957
As of September 30, 2017, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $14.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$—	$76	$413	$94
Interest expense	(1,042)	(223)	(3,291)	(351)
Foreign currency gain (loss)	1,123	(783)	1,591	(282)
Other income	69	37	19	127
Total other income (expense), net	$150	$(893)	$(1,268)	$(412)

12 - Income Taxes

The Company recorded an expense for income tax of $17.2 million and $15.6 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 198.0% and 650.4% for the three and nine months ended September 30, 2017, respectively.
The Company recorded provisions for income tax of $1.0 million and $7.6 million for the three and nine months ended September 30, 2016, respectively. The effective tax rate was 7.2% and 19.0% for the three and nine months ended September 30, 2016, respectively.
The Company's effective tax rate for the three and nine months ended September 30, 2017 substantially differed from the federal statutory tax rate of 35% primarily due to a non-cash charge to record a valuation allowance for a significant portion of the Company's deferred tax assets.
The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considered its cumulative loss in recent years in the United States as a significant piece of negative evidence. As a result, in the third quarter the Company determined that the negative evidence outweighed the positive evidence as of September 30, 2017 and recorded a non-cash charge to income tax expense in the third quarter of fiscal year 2017 in the amount of $11.4 million to establish a valuation allowance against a significant portion of its U.S. deferred tax asset balance. This accounting treatment has no effect on the Company's ability to utilize U.S. deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments to the extent of future taxable income.The realizable value of the deferred tax assets will be evaluated at each reporting period and the valuation allowance will be adjusted accordingly.
The Company recorded $0.3 million of net tax benefit related to unrecognized tax benefits for the nine months ended September 30, 2017, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $1.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2014 through 2016, U.S. States, 2013 through 2016, and significant foreign jurisdictions, 2013 through 2016.

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
Activity in the restructuring reserves for the nine months ended September 30, 2017 is as follows (in thousands):

	Personnel Related	Facility Related	Total
Balance at December 31, 2016	$343	$152	$495
Additions	431	—	431
Reversals	(141)	—	(141)
Payments	(584)	(73)	(657)
Balance at September 30, 2017	$49	$79	$128

14 - Debt and Credit Arrangements
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. In the third quarter of 2017, the Company exercised the right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities.

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

At September 30, 2017, the Company was in compliance with the Leverage Ratio at 2.29 to 1.00 and the Interest Coverage Ratio at 14.28 to 1.00.

At September 30, 2017, the Company had $155.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the nine months ended September 30, 2017 was 3.49%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	September 30, 2017	December 31, 2016
Revolving credit facility	$155,000	$140,000
Debt issuance costs	(765)	—
Less: current portion of long-term debt	—	—
Total long-term debt	$154,235	$140,000

As of September 30, 2017, the carrying value of total debt approximated fair market value. The fair value of the Company's debt is considered a Level 2 measurement. See Note 16 to these Condensed Consolidated Financial Statements for additional discussion regarding the fair value measurement of debt.

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Revenue:
United States	$68,685	$62,515	$200,506	$186,933
Foreign countries	53,958	28,391	169,025	87,260
Totals	$122,643	$90,906	$369,531	$274,193

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by End Market:
Neurology Products
Devices and Systems	$42,207	$39,332	$122,009	$121,461
Supplies	14,151	14,381	44,220	44,482
Services	3,010	3,131	8,753	8,794
Total Neurology Revenue	59,368	56,844	174,982	174,737
Newborn Care Products
Devices and Systems	16,785	16,171	58,360	46,455
Supplies	10,988	11,792	33,733	35,677
Services	5,893	6,099	16,288	17,324
Total Newborn Care Revenue	33,666	34,062	108,381	99,456
Otometrics Products
Devices and Systems	18,739	—	57,739	—
Supplies	9,789	—	22,449	—
Services	1,081	—	5,980	—
Total Otometrics Revenue	29,609	—	86,168	—
Total Revenue	$122,643	$90,906	$369,531	$274,193

	September 30, 2017	December 31, 2016
Property and equipment, net:
United States	$8,519	$7,024
Canada	5,098	4,941
Argentina	1,738	2,530
Ireland	3,011	2,121
Denmark	1,418	17
Other foreign countries	893	700
Totals	$20,677	$17,333
During the three and nine months ended September 30, 2017 and 2016, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of September 30, 2017 and December 31, 2016, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment. As of September 30, 2017, the Company is carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
The Company also has contingent consideration associated with earn-outs from acquisitions. Contingent consideration liabilities are classified as Level 3 liabilities, as the Company uses unobservable inputs to value them, which is a probability-based income approach. Contingent consideration is classified as accrued liabilities on the condensed consolidated balance sheet. Subsequent changes in the fair value of contingent consideration liabilities are recorded within the Company's income statement as an operating expense.

	December 31, 2016	Additions	Payments	Adjustments	September 30, 2017
Liabilities:
Contingent consideration	$3,043	$693	$(2,946)	$(542)	$248
Total	$3,043	$693	$(2,946)	$(542)	$248
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

17 - Subsequent Events
On October 6, 2017, the Company acquired certain neurosurgery assets from Integra LifeSciences for $47.5 million in cash. As part of the acquisition, the Company acquired the monitoring products, fixed pressure shunts, a dural graft implant, EVD catheters and CSF collection systems.

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
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2016 we acquired NeuroQuest and RetCam, in January 2017 we acquired GN Otometrics ("Otometrics"), and in October 2017 we acquired certain assets from Integra LifeSciences.
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
Revenue by Product Category

We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Devices and Systems	64%	61%	65%	61%
Supplies	28%	29%	27%	29%
Services	8%	10%	8%	10%
Total	100%	100%	100%	100%
2017 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $31.7 million in the third quarter ended September 30, 2017 to $122.6 million compared to $90.9 million in the third quarter of the previous year. Our revenue increase was driven primarily by revenue from Otometrics products in addition to an increase in our Neurology business resulting from higher demand for EEG products. Our Newborn Care revenue decreased as a result of the ship holds on some products and other supply chain issues.
Net loss was $8.5 million or $(0.26) per share in the three months ended September 30, 2017, compared with net income of $13.3 million or $0.40 per diluted share in the same period in 2016. The net loss was primarily due to a non-cash charge to establish a valuation allowance against a significant portion of the U.S. deferred tax assets balances as well as lower gross margin and operating margin profit of the Otometrics business, higher interest and intangible asset amortization as a result of the acquisition, acquisition related expenses, lower gross margin on our Newborn Care business as a result of higher inventory reserves, and higher costs for remediation activities related to the FDA warning regarding our Seattle facility.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	38.4%	35.4%	42.9%	37.4%
Intangibles amortization	1.1%	0.7%	1.0%	0.7%
Gross profit	60.5%	63.9%	56.1%	61.9%
Operating expenses:
Marketing and selling	26.5%	21.7%	25.7%	22.5%
Research and development	9.5%	8.5%	10.3%	8.2%
General and administrative	14.1%	14.1%	15.6%	13.6%
Intangibles amortization	3.2%	2.6%	3.2%	2.5%
Restructuring	0.3%	0.2%	0.2%	0.5%
Total operating expenses	53.6%	47.1%	55.0%	47.3%
Income from operations	6.9%	16.8%	1.1%	14.6%
Other income (expense), net	0.1%	(1.0)%	(0.3)%	(0.2)%
Income before provision for income tax	7.0%	15.8%	0.8%	14.4%
Provision for income tax	14.0%	1.1%	4.2%	2.8%
Net income (loss)	(7.0)%	14.7%	(3.4)%	11.6%

Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Neurology Products
Devices and Systems	$42,207	$39,332	7%	$122,009	$121,461	—%
Supplies	14,151	14,381	(2)%	44,220	44,482	(1)%
Services	3,010	3,131	(4)%	8,753	8,794	—%
Total Neurology Revenue	59,368	56,844	4%	174,982	174,737	—%
Newborn Care Products
Devices and Systems	16,785	16,171	4%	58,360	46,455	26%
Supplies	10,988	11,792	(7)%	33,733	35,677	(5)%
Services	5,893	6,099	(3)%	16,288	17,324	(6)%
Total Newborn Care Revenue	33,666	34,062	(1)%	108,381	99,456	9%
Otometrics Products
Devices and Systems	18,739	—	—%	57,739	—	—%
Supplies	9,789	—	—%	22,449	—	—%
Services	1,081	—	—%	5,980	—	—%
Total Otometrics Revenue	29,609	—	—%	86,168	—	—%
Total Revenue	$122,643	$90,906	35%	$369,531	$274,193	35%
For the three months ended September 30, 2017, Neurology revenue increased by 4% compared to the same quarter last year. Revenue from sales of Neurology Devices and Systems increased by 7% driven mainly by growth in domestic and international EEG sales, partly offset by declines in domestic EMG and IOM sales. Revenue from Supplies decreased by 2% mainly in our domestic market. Revenue from Services decreased by 4% due to a decline in the number of test days completed in the current quarter.
For the three months ended September 30, 2017, Newborn Care revenue decreased by 1% compared to the same quarter last year. Geographically, the decrease is primarily due to lower domestic revenue experienced across all modalities while the Peloton business stayed flat due to the decline in birth rates being offset by adding new hospital customers. This decrease in the domestic business was offset by stronger demand in the international market and most notably in Asia Pacific on both the hearing screening and vision product lines.
For the nine months ended September 30, 2017, Neurology revenue was consistent with the same period last year. Geographically, the increase in our international markets was largely offset by a decrease in our domestic market. Revenue from sales of Neurology Devices and Systems was consistent with the prior year period as declines in domestic EMG and IOM sales were offset by growth in international EEG and EMG sales. Revenue from Supplies declined by 1% due mainly to decreases in our international markets. Revenue from Services was consistent with the prior year period.
For the nine months ended September 30, 2017, Newborn Care revenue increased by 9% compared to last year. Geographically, the increase was primarily driven by the international market, primarily due to execution on our Medix subsidiary's contract with Venezuela and incremental revenue from our RetCam acquisition. The Venezuelan contract contributed approximately $10.0 million of international revenue and RetCam contributed $6.6 million of international revenue, as compared in the 2016 period. This increase was partially offset by lower domestic revenue as a result of ship holds due to the remediation activities of our Seattle manufacturing site, the lower Peloton revenue due to change in payer's mix and lower birth rates, in addition to lower thermoregulation revenue as a result of discontinuing the sales of Natal Care LX in the U.S. market.
We believe that we are successfully integrating the Otometrics business, although this process has not been completed.
Revenue from domestic sales increased to $68.7 million for the three months ended September 30, 2017 compared to $62.5 million in the three months ended September 30, 2016. Revenue from international sales increased 90% to $54.0 million for the three months ended September 30, 2017 compared to $28.4 million in the third quarter of 2016. The increase in our international revenue was driven by the acquisition of Otometrics and execution of our Venezuelan contract.
Domestically our revenue increase was driven by the acquisitions of Otometrics and RetCam, and the higher demand for Neurology EEG products. These factors were partially offset by lower demand for other Neurology devices and for Newborn Care hearing devices and supplies as a result of the cannibalization from our Peloton hearing screening services, lower NicView sales, and ship holds as a result of our remediation activities.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$122,643	$90,906	$369,531	$274,193
Cost of revenue	47,112	32,194	158,615	102,542
Intangibles amortization	1,290	612	3,789	1,818
Gross profit	74,241	58,100	207,127	169,833
Gross profit percentage	60.5%	63.9%	56.1%	61.9%
For the three and nine months ended September 30, 2017, gross profit as a percentage of revenue decreased 3.4% and 5.8%, respectively, compared to the same period in the prior year. This decrease in gross profit as a percentage of revenue was mainly attributable to the acquisition of Otometrics, the execution of our contract with Venezuela, and higher inventory reserves on our Newborn Care products as a result of obsolescence and product changes.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Marketing and selling	$32,537	$19,746	$95,106	$61,578
Percentage of revenue	26.5%	21.7%	25.7%	22.5%
Research and development	$11,632	$7,689	$38,098	$22,596
Percentage of revenue	9.5%	8.5%	10.3%	8.2%
General and administrative	$17,329	$12,821	$57,501	$37,225
Percentage of revenue	14.1%	14.1%	15.6%	13.6%
Intangibles amortization	$3,882	$2,409	$11,841	$6,741
Percentage of revenue	3.2%	2.6%	3.2%	2.5%
Restructuring	$321	$197	$914	$1,315
Percentage of revenue	0.3%	0.2%	0.2%	0.5%

Marketing and Selling
Marketing and selling expenses increased in both an absolute sense and as a percentage of revenue for the three and nine months ended September 30, 2017 compared to the same periods in 2016. This was primarily due to the Otometrics acquisition.
Research and Development
Research and development expenses increased in both an absolute sense and as a percentage of revenue during the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase relates to the Otometrics acquisition and an increase in remediation costs associated with certain deficiencies identified by the FDA in our Newborn Care business.
General and Administrative
General and administrative expense increased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The increase is attributable to the Otometrics acquisition as well as an increase in bad debt expense relating to GND in our Neurology business and Peloton in our Newborn Care business.
Intangibles Amortization
Intangibles amortization increased during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The increase was due to the intangibles acquired in early 2017 relating to Otometrics.
Restructuring
Restructuring expenses increased during the three months ended September 30, 2017 and decreased during the nine months ended September 30, 2017 compared to the same periods in 2016. The increase during the quarter was due to an increase in severance expense and the decrease during the nine months was due to facility abandonment charges recorded in 2016.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2017 we reported $0.2 million of other income compared to $0.9 million of other expense for the same period in 2016. For the nine months ended September 30, 2017 we reported $1.3 million of other expense compared to the other expense of $0.4 million for the same period in 2016. This increase in expense was attributable to a higher interest expense than previous quarters due to borrowing to complete the Otometrics acquisition.
Provision for Income Tax
We recorded an expense for income tax of $17.2 million and $15.6 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 198.0% and 650.4% for the three and nine months ended September 30, 2017, respectively.
We recorded provisions for income tax of $1.0 million and $7.6 million for the three and nine months ended September 30, 2016, respectively. The effective tax rate was 7.2% and 19.0% for the three and nine months ended September 30, 2016, respectively.
Our effective tax rate for the three and nine months ended September 30, 2017 substantially differed from the federal statutory tax rate of 35% primarily due to a non-cash charge to record a valuation allowance for a significant portion of our deferred tax assets.
We regularly assess the need for a valuation allowance against its deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered its cumulative loss in recent years in the United States as a significant piece of negative evidence. As a result, in the third quarter we determined that the negative evidence outweighed the positive evidence as of September 30, 2017 and recorded a non-cash charge to income tax expense in the third quarter of fiscal year 2017 in the amount of $11.4 million to establish a valuation allowance against a significant portion of our U.S. deferred tax asset balance. This accounting treatment has no effect on our ability to utilize U.S. deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments to the extent of future taxable income. The realizable value of the deferred tax assets will be evaluated at each reporting period and the valuation allowance will be adjusted accordingly
We recorded $0.3 million of net tax benefit related to unrecognized tax benefits for the nine months ended September 30, 2017, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $1.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2014 through 2016, U.S. States, 2013 through 2016, and significant foreign jurisdictions, 2013 through 2016.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2017	December 31, 2016
Cash, cash equivalents, and investments	$132,405	$247,570
Working capital	260,065	325,858

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$14,248	$68,502
Net cash used in investing activities	(111,322)	(43,664)
Net cash used in financing activities	7,994	(21,461)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of September 30, 2017, we had cash and cash equivalents outside the U.S. in certain of our foreign subsidiaries of $65.8 million. In October we completed an acquisition of certain product lines for a cash purchase price of $47.5 million. We intend to permanently reinvest the cash held by our foreign subsidiaries. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank and Citibank, NA that provides for an aggregate $150.0 million secured revolving credit facility. On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of September 30, 2017 we had $155.0 million outstanding under the Credit Facility.
During the nine months ended September 30, 2017 cash provided by operating activities of $14.2 million was the result of $13.2 million of net loss, non-cash adjustments to net loss of $42.1 million, and net cash outflows of $14.7 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization due to the Otometrics acquisition and additional warranty and accounts receivable reserves. Cash used in investing activities during the period was $111.3 million, driven by the acquisition of Otometrics for $141.5 million and minor acquisition for $1.0 million, in each net of cash acquired. Offset by the sale of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $2.7 million. Cash provided by financing activities during the nine months ended September 30, 2017 was $8.0 million and consisted of proceeds from borrowing of $60.0 million and stock option exercises of $2.2 million, offset by $45.0 million for payment on borrowings, $2.3 million for repurchases of common stock under our share repurchase program, $3.7 million for taxes paid related to net share settlement of equity awards, and $2.9 million for contingent consideration payments for RetCam and a minor acquisitions.
During the nine months ended September 30, 2016 cash provided by operating activities of $68.5 million was the result of $32.4 million of net income, non-cash adjustments to net income of $24.0 million, and net cash inflows of $12.2 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable following increased collections efforts and an increase in deferred revenue following receipt of payment from Ministry of Health of Venezuela, partially offset by an increase in prepaids related to prepayments made to our Venezuelan distribution partner. Cash used in investing activities during the period was $43.7 million and consisted primarily of purchased short-term investments of $25.4 million, as well as cash used in the acquisitions of RetCam of $9.7 million and NeuroQuest of $4.6 million, in each case net of cash acquired. Cash used to acquire other property and equipment was $2.2 million. Cash used in financing activities during the nine months ended September 30, 2016 was $21.5 million and consisted of $18.3 million for repurchases of common stock under our share repurchase program, $3.9 million for taxes paid related to net share settlement of equity awards, and $1.3 million for a contingent consideration payment for NicView, which we acquired in 2015, offset by proceeds from stock option exercises of $2.6 million. During the nine months ended September 30, 2016, we borrowed and repaid $16.0 million of cash under the terminated Credit Agreement.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarized our contractual obligations and commercial commitments as of September 30, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$56,184	$54,028	$2,156	$—	$—
Operating lease obligations	29,654	7,662	9,293	5,849	6,850
Bank debt	155,000	—	—	155,000	—
Interest payments	13,401	6,769	5,922	710	—
Total	$254,239	$68,459	$17,371	$161,559	$6,850
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
The interest payments note above are an estimate of expected interest payments, but could vary materially based on the timing of future loan draws and payments. See Note 14 to these Condensed Consolidated Financial Statements for additional discussion on our debt and credit arrangements.
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
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the nine months ended September 30, 2017, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our condensed consolidated financial condition, results of operations, or liquidity.
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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.
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
Other than as referenced to in the preceding paragraph, there were no changes in the Company's internal control over financial reporting during the third quarter of 2017, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The Company's response to the Amended Complaint was filed in September 2017. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.  In July 2017, a putative shareholder derivative action was filed in California Superior Court (Mortman v. Gunst, et. al., No. RG17867679) against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The action is based on allegations similar to those in the securities class action litigation described above.
We currently are, and may from time to time become, a party to various other legal proceedings or claims that arise in the ordinary course of business. Our management reviews these matters if and when they arise and believes that the resolution of any such matters currently known will not have a material effect on our results of operations or financial position.

ITEM 1A.    Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes in our risks from such description.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 6, 2017	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2017	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)