Form 10-K
period 2017-12-31
NATUS MEDICAL INC
filed 2018-03-01
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

 NATUS MEDICAL INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017, the last business day of Registrant’s most recently completed second fiscal quarter, there were 33,149,439 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2017) was $1,236,474,075. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 21, 2018, the registrant had 33,160,428 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference, into Part III of this Form 10-K, portions of its Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
Overview
Natus is a leading provider of newborn care, neurology, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
Product Families
We are organized into three strategic business units, each with multiple product families:
Neuro—Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neurology's comprehensive neurodiagnostic solutions include electroencephalography (“EEG”) and long term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), intra-operative monitoring (“IOM”), and diagnostic and monitoring transcranial doppler (“TCD”) ultrasound technology. Additionally, Global Neuro-Diagnostic Services provides ambulatory EEG services with and without video in the patient's home. These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases.
Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure (“ICP”) and cerebrospinal fluid (“CSF”) drainage. Our neurosurgical solutions provide options that promote dural healing in the cranium as well as treatment solutions for procedures involving hydrocephalus. We acquired our neurocritical care and neurosurgical product lines from Integra LifeSciences in October 2017 (“Integra Asset Acquisition”).
Newborn Care—Includes products and services for newborn care including hearing screening, brain injury, ROP vision screening, thermoregulation, jaundice management, and various disposable newborn care supplies, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.
Otometrics—Includes products for hearing and diagnostics and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS® and Madsen®. We acquired the Otometrics business in January 2017.
Neuro
Our neurology business unit represents a comprehensive line of neurodiagnostic, neurocritical care, and neurosurgical products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system. The environments in which these products are used include outpatient private practice facilities and inpatient hospital environments including diagnostic procedures and monitoring of patients during admissions, surgery, while under sedation, in post-operative care, and in intensive care units. Our neurology products and services include:
Neurodiagnostic

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

Neurocritical Care

•
Intracranial pressure monitoring—Equipment and catheters used to monitor pressure in the cranium/brain and catheters to drain cerebrospinal fluid from the brain to aid in hydrocephalus and traumatic brain injury cases.

Neurosurgery

•
Shunts and Dural grafts—Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus. Dural grafts are used in procedures to repair or substitute a patient's dura mater in the brain.

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

Transcranial Doppler Products

•
Sonara and Sonara Tek.    The Sonara is an embedded system that is a self-contained unit that includes a CPU, data display screen and speakers. It uses proprietary software with a touch screen menu. Sonara Tek is a small portable device used with a laptop. Both models enable the uploading of images to the hospital information system.

Neurocritical Care Products
Intracranial pressure and temperature provide insight into the health of the brain, especially in patients experiencing a traumatic brain injury, other traumatic, ischemic or hemorrhagic incidents, or a major neurosurgical procedure. A small hole is drilled into the brain to allow insertion of a catheter that contains a pressure/temperature or pressure transducer that allows continuous monitoring of brain temperature and/or pressure.

•
Camino ICP Monitor. The Camino ICP Monitor is a compact, portable device that provides tools for continuously determining and monitoring intracranial pressure and intracranial temperature. It has a touch screen interface, physiological alarms, and can output data to either a patient bedside monitor or to remote media types via a USB drive. These systems are used in the intensive care unit (ICU) environment.

•
Camino Catheters. Camino catheters use either fiber optic or strain gauge technology to measure either pressure and temperature or just pressure. Camino catheters measure their respective values at the tip of the catheter which eliminates the need for a fluid-filled system that uses an external transducer to measure pressure. The Camino Flex Ventricular Intracranial Pressure Monitoring Kit has a catheter that allows both the measurement of ICP and CSF drainage.

Neurosurgical Products
During brain surgery, the dura of the brain may need to be repaired or replaced. A dural graft is used to serve as a dural substitute for the surgical repair of dural defects. Moreover, brain surgery is performed to place shunts in the brain to help drain excess CSF either externally or into the body for reabsorption to help treat hydrocephalus.

•
DURAFORM. DURAFORM Dural Graft Implant is an absorbable collagen matrix to provide a soft, conforming, and easy to use dural substitute. This product is used in the operating room to provide repair of the dura mater and promote dural healing.

•	Shunts. Shunts are used in the operating room to provide solutions for hydrocephalus.
Newborn Care
Our newborn care business unit represents a line of products and services that are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care, as well as other products used in newborn through adult populations, including hearing diagnostics and balance & mobility systems. Our products are organized in nine modalities and include:

•	Newborn Hearing Screening—Products used to screen hearing in newborns.

•	Diagnostic Hearing Assessment—Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

•	Thermoregulation—Products used to control the newborn environment including incubators and warmers.

•	Jaundice Management—Products used to treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Newborn Brain Injury—Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.

•	Vision—Imaging systems and products used in the advanced science and practice of neonatal and pediatric retinal imaging.

•	Essentials—Products used in the everyday operation of neonatal intensive care unit (“NICU”) and well-baby nursery department within the hospital environment.

•
NICVIEW—Live streaming video for families with babies in the NICU that enables family members and approved friends to see the new baby, 24/7, from anywhere in the world - from any device, within a secured environment.

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

Jaundice Management
The American Academy of Pediatrics estimates that each year 60% of the approximately four million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for 50% of readmissions. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and that phototherapy is the standard of care for the treatment of hyperbilirubinemia. The guidelines further recommend that all nurseries have the necessary equipment to provide intensive phototherapy, and specifically recommend the use of the “blue” light as incorporated into our neoBLUE products.
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

Vision
Our RetCam devices incorporate a camera combined with proprietary imaging software that are used to diagnose and monitor a range of ophthalmic maladies in premature infants. RetCam is the market leader in NICU ophthalmic imaging used in the detection of retinopathy of prematurity in newborns.

Essentials
The Newborn Care Essentials products include such items as: Biliband® eye protectors, GumDrop® pacifiers, MiniMuffs® noise attenuators, NeatNick® heal lancets, Olympic® Circumstraint, Olympic® Papoose Boards, Olympic® Smart Scales, OraSwab, Save the Gonads® x-ray protection devices and SugarPlum® glucose lancets.

NICVIEW
The video streaming solution NICVIEW offers parents and families secured access to a live video stream of their baby. For hospitals, the system offers a step into family centered care.

Otometrics
Otometrics provides hearing diagnostic, hearing aid fitting and balance instrumentation and software solutions to hearing and balance care professionals worldwide. For more than 50 years, Otometrics has been helping hearing and balance care professionals succeed in improving the quality of life for their clients and patients by delivering expert knowledge, reliable solutions and services and trusted partnerships.

Otometrics develops, manufactures and markets computer-based audiological, otoneurologic and vestibular instrumentation in more than 80 countries. The Otometrics solutions portfolio covers key application areas within hearing assessment, hearing screening, hearing instrument fitting and balance assessment. Many of the Otometrics hearing and balance care solutions are industry-firsts and de-facto standards within the hearing care industry and used by thousands of clinicians around the world.

As an independent provider of hearing care diagnostic solutions, Otometrics works closely with leading hearing aid manufacturers to develop new solutions within hearing assessment and, hearing aid fitting.

Hearing Assessment
From otoacoustic emissions (OAE) and immittance screening to advanced audiological testing, Otometrics offers a wide range of flexible devices and PC-based solutions that are designed to screen, test and assess patients of all ages. Otometrics hearing assessment solutions offer functionality to support basic audiometric testing to advanced tinnitus and pediatric hearing assessment. Hearing care solutions by Otometrics help streamline the hearing screening and assessment process making it easier and convenient for the professional and the patient. Otometrics also manufacturers and markets a broad line of supplies and disposable products and accessories for hearing assessment.

Hearing Instrument Fitting and Verification
Otometrics' fitting solutions help professionals manage the entire hearing aid fitting process - from fitting and verifying the hearing aid to patient counseling and follow up. Used by thousands of hearing aid dispensers, audiologists and clinicians around the world, Otometrics fitting solutions support otoscopy, audiometry, hearing aid testing and programming, fitting and verification with wireless design and binaural fitting capability. Otometrics fitting solutions are PC-based, Noah-compatible and supported by integrated audiometric software that helps to streamline the fitting process for greater efficiency and patient satisfaction. Otometrics also manufacturers and markets a broad line of supplies and disposable products and accessories for hearing instrument fitting and verification.
Audiometric Sound Rooms
Otometrics manufacturers and markets a wide range of sound room solutions specifically designed for audiometric testing. Otometrics Genie sound rooms are built to deliver a quality audiometry testing environment while providing efficiency for staff and comfort for patients. Certified staff help in the planning, choice and installation of each sound room so it becomes an integrated part of the clinic, equipment and workflow. Otometrics Genie sound rooms deliver unique features such as the Cam-Lock assembly system, high performance/low profile floor, window in the door, and excellent attenuation and acoustic capabilities to ensure acoustic performance, efficient workflow and maximum testing comfort.
Balance Assessment
Professionals who evaluate patients with balance disorders use Otometrics' vestibular diagnostic and ENG/VNG (elecrtonystagmography/videonystamography) systems and services. These solutions are used by audiologists, otolaryngologists, otologists and neurologists for identifying auditory and vestibular abnormalities. Otometrics balance care solutions are compact and include the world's first portable, gold standard video head impulse test (“vHIT”) and offer modular functionality to support vHIT, video frenzel, postional, oculomotor and SHIMP (suppression head impulse) testing. Otometrics also manufacturers and markets a broad line of supplies, disposable face cushions, and accessories for balance assessment.

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
Revenue by Product Family and Product Category
For the years ended December 31, 2017, 2016 and 2015, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2017	2016	2015
Neurology	48%	62%	63%
Newborn Care	29%	38%	37%
Otometrics	23%	—%	—%
Total	100%	100%	100%
We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services as a percent of total revenue for the years ending December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Devices and Systems	67%	63%	64%
Supplies	26%	28%	29%
Services	7%	9%	7%
Total	100%	100%	100%

In 2017, 2016 and 2015, no single end-user customer comprised more than 10% of our revenue.
Backlog
For the years ended December 31, 2017, 2016 and 2015, backlog was approximately as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Backlog	$13,849	$10,555	$9,359
Marketing and Sales
Marketing
Our marketing strategy differentiates our products by their level of quality, performance, and customer benefit. We educate customers worldwide about our products through trade conferences and direct presentations to healthcare professionals.
Domestic Direct and Distributor Sales
We sell our products in North America primarily through a direct sales organization. We believe this direct sales organization allows us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. We also sell certain products under private label and distribution arrangements.
For the years ended December 31, 2017, 2016 and 2015, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic revenue	54.1%	65.6%	64.4%
International Direct and Distributor Sales
We sell some of our products outside the U.S. through direct sales channels in Australia, Canada, China, Denmark, France, Germany, Italy, the Netherlands, New Zealand, Nordics (Finland, Sweden, Norway) Spain, United Kingdom and parts of Latin America; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.
For the years ended December 31, 2017, 2016 and 2015, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2017	2016	2015
International revenue	45.9%	34.4%	35.6%
We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are generally “ex works,” where title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and to resell to end users or sub-distributors. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.
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
For the years ended December 31, 2017, 2016 and 2015, direct purchases by GPO members as a percent of revenue were approximately as follows:

	Year Ended December 31,
	2017	2016	2015
Direct purchases by GPO members	14.5%	12.3%	9.3%
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
Our research and development expenses were $51.8 million or 10.3% of total revenue in 2017, $33.4 million or 8.8% of total revenue in 2016, and $30.4 million or 8.1% of total revenue in 2015.
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
Integra LifeSciences continues to offer products and services that compete with the neurosurgery product lines we acquired in the Integra Asset Acquisition, and we expect significant competition from Integra LifeSciences as we seek to maintain and expand this business.
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
Government Regulation
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, the medical devices we sell in the United States, must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:

•	Clearance via Section 510(k); or

•	Premarket approval via Section 515 if the FDA has determined that the medical device in question poses a greater risk of injury.
The FDA’s 510(k) clearance process usually takes from three to six months, but can take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy, and uncertain. Premarket approval generally takes from one to three years, but can take longer. We cannot be sure that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market in the United States.
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
The FDA also has the authority to require us to repair or replace any misbranded or adulterated medical device manufactured or distributed by us.
Other Regulations
We also must comply with numerous additional federal, state, and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, biohazards, fire hazard control, and hazardous substance disposal. We believe we are currently in compliance with such regulations.

Countries outside of the U.S. regulate medical devices in a manner similar to that of the FDA. Our manufacturing facilities are subject to audit and have been certified to be ISO 13485:2003, Medical Device Directive 93/42/EEC, and CMDCAS compliant, which allows us to sell our products in Canada, Europe, and other territories around the world. All of our manufacturing facilities are subject to inspection by our notified bodies or other competent authorities, and in some cases without advance notice. We plan to seek approval to sell our products in additional countries, while maintaining our current approvals. The time and cost of obtaining new, and maintaining existing, market authorizations from countries outside of North America, and the requirements for licensing products in these countries may differ significantly from FDA requirements.
Employees
On December 31, 2017, we had approximately 1,726 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Executives
The following table lists our executive officers and their ages as of March 1, 2018:

Name	Age	Position(s)
James B. Hawkins	62	President and Chief Executive Officer
Jonathan Kennedy	47	Executive Vice President and Chief Financial Officer
D. Christopher Chung, M.D.	54	Vice President Medical Affairs, Quality & Regulatory
Carsten Buhl	44	President & CEO, Otometrics SBU
Leslie McDonnell	45	Vice President and General Manager, Newborn Care
Austin F. Noll, III	54	Vice President and General Manager, Neurology SBU
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
Jonathan A. Kennedy joined Natus as Senior Vice President and Chief Financial Officer in April 2013 and was appointed Executive Vice President and Chief Financial Officer in September 2016. In addition, he currently serves on the Board of Directors for IRadimed Corporation. Before joining Natus, Mr. Kennedy was Senior Vice President and Chief Financial Officer of Intersil Corporation, a global semiconductor manufacturer, since 2009. Prior to that, he was Intersil’s Corporate Controller since 2005 and Director of Finance since 2004. Before joining Intersil, Mr. Kennedy held management roles in Finance and Information Technology with Alcon Inc. and Harris Corporation. He holds a Bachelor of Science degree in Business Administration and a Master of Science degree in Accounting from the University of Central Florida. Mr. Kennedy is also a Certified Public Accountant.
D. Christopher Chung, M.D., has served as our Vice President Medical Affairs, Quality and Regulatory since June 2003, and has served as our Vice President Medical Affairs since February 2003. Dr. Chung also served as our Medical Director from October 2000 to February 2003. From 2000 to 2007, Dr. Chung also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco. From 1997 to 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From 1986 to 1993, Dr. Chung worked as an Engineer at Nellcor, a medical device company. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics.
Carsten Buhl joined Natus in February 2018 and is acting as President for Natus' strategic business unit Otometrics. Mr. Buhl has more than 15 years experience in the medical device industry and has a proven track record within commercial execution and global leadership positions. Prior to joining natus, Mr. Buhl acted as Executive Vice President and Chief Commercial Officer at Ambu, a successful medtech company within the fields of anesthesia, patient monitoring and emergency care. Previously, Mr. Buhl held various management positions at GN Hearing, which is one of the world's largest providers of hearing instruments, most recently as Senior Vice President of Europe and Strategic Accounts. Mr. Buhl holds a Master of Law from Copenhagen University and an E*MBA from SIMI/CBS Copenhagen supplemented by graduate diplomas in Finance and Accounting from CBS Copenhagen.

Leslie McDonnell joined Natus in February 2018 as the Vice President and General Manger, Newborn Care. Ms. McDonnell is a healthcare business executive with 17 years of global experience in medical devices and supplies. Prior to joining Natus, Ms. McDonnell served as Global Business Vice-President for the Critical & Chronic Care Solutions of 3M Healthcare. Prior to joining 3M Healthcare, Ms. McDonnell held leadership positions at Medtronic over a 12 year period in corporate M&A, business development, new therapy and product development, and marketing and business management in the Neuromodulation and Cardiac Rhythm Disease Management business. Ms. McDonnell holds a Bachelor of Science in Business and Masters of Busines Administration as an International Business Fellow from the Carlson School of Management at the University of Minnesota. In 2009, Ms. Donnell was selected as a 40 Under Forty honoree for business and community leadership by the Minneapolis/St. Paul Business Journal.
Austin F. Noll, III joined Natus in August 2012 as the Vice President and General Manager, Neurology. Prior to joining Natus, Mr. Noll served as the President and CEO of Simpirica Spine, a California-based start-up company that developed and commercialized a novel device for spinal stabilization. Prior to joining Simpirica Spine, Mr. Noll served as the President and CEO of NeoGuide Systems, a medical robotics company acquired by Intuitive Surgical. Prior to joining NeoGuide Systems, Mr. Noll held numerous management positions at Medtronic over a 13-year period, where he served as the Vice President and General Manager of the Powered Surgical Solutions and the Neurosurgery businesses. Before Medtronic, he held sales positions at C.R. Bard and Baxter Healthcare. He received a bachelor’s degree in business administration from Miami University and a master’s of business administration from the University of Michigan.
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
If we do not remediate a material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected
Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct an annual comprehensive evaluation of their internal control over financial reporting. As part of this internal control over financial reporting; and our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management’s assessment of our internal control over financial reporting as of December 31, 2017, identified a control was not effective because we did not perform an effective risk assessment relating to significant acquisitions, and as a result, we did not adequately design control activities over the accounting for the acquisition of Otometrics. The first fiscal year exemption for internal controls over financial reporting does not apply to controls over purchase price accounting, which constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness is more fully described in Item 9A. Controls and Procedures-Management’s Report on Internal Control Over Financial Reporting. The existence of this material weakness and of any other ineffective controls over our financial reporting could result in one or all of the following:

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
Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products
In March 2010 the U. S. government signed into law the Patient Protection and Affordable Care Act and the Health Care & Education Reconciliation Act (collectively, the “ACA”). The ACA contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers. The Medical Device Excise Tax (“MDET”) went into effect on January 1, 2013 but was suspended for the period January 1, 2016 to December 31, 2017 with the signing of The Consolidated Appropriations Act, 2016 (Pub.L. 114-113).
No action by Congress was taken before the moratorium was set to expire on December 31, 2017. Therefore, MDET was reinstated on January 1, 2018. On January 22, 2018 the U.S. government signed funding bill HR 195 to extend an additional two-year moratorium on the MDET. The moratorium was retroactive to January 1, 2018. Unless there is legislative action prior to 2020, the MDET will automatically reinstate in 2020.
Uncertainty surrounding the ACA and the U.S. healthcare system may impact the way our customers spend on medical devices, supplies, and services in the future. If we fail to effectively react to the implementation of healthcare reform, our business may be adversely affect.
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
For example, beginning in 2012 we implemented the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence, and in 2015 we completed the final implementation of the ERP. In 2017 we completed a portion of the implementation of the ERP application for our Otometrics operations. We may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. We will continue to incur additional costs associated with stabilization and ongoing development of the new platform. The ongoing development and stabilization could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. As we integrate the Otometrics operations and implement the ERP to cover its operations, we will incur costs and face challenges that could disrupt our operations.
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
In 2014 and 2016 we received formal communications from the FDA regarding deficiencies in our manufacturing processes in our Seattle facility. As a result, we imposed ship-holds on certain of our products produced there and have discontinued certain other products produced in that facility. We are dedicating substantial resources to the resolution of the conditions identified by the FDA. These actions had an adverse effect on our results of operations in 2016 and 2017.
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
Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins
We have entered, and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 14.5%, 12.3% and 9.3% of our total revenue during 2017, 2016 and 2015, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
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
The markets for certain of our products in the U.S., including the newborn hearing screening and EEG monitoring markets, are mature and we are unlikely to see significant growth for such products in the U.S. The market for newborn care products is affected by birthrates, and a declining U.S. birthrate has adversely affected our operating results in recent periods. In the U.S. we derive a significant portion of our revenue from the sale of disposable supplies that are used with our hearing screening devices. Our hearing disposable supply products could face increasing competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins.
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
In October 2017 we completed the acquisition of our neurosurgery business from Integra LifeSciences. We are relying on Integra LifeSciences for certain transition services to support the acquired business and at the same time we are competing with them in the sale of neurosurgery products. Integra LifeSciences may face conflicting interests in performing required services for us and this may results in adverse effects on the acquire business.
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
We have substantial international operations which are subject to numerous risks; if our international operations are not successful, our business will be adversely affected
In 2017, approximately 45.9% of our sales were made outside the U.S. We plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks and to political and diplomatic matters such as the BREXIT of the United Kingdom from the European Union;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased healthcare spending by foreign governments that would reduce international demand for our products;

•	Strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because approximately half of our international sales are denominated in U.S. dollars;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Difficulty in obtaining and maintaining foreign regulatory approval;

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business;

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
U.S Tax Reform
The Tax Cuts and Jobs Act was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will impact our effective tax rate in future periods. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.
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
We are currently subject to cases based on third-party patent infringement claims. A successful claim of infringement against us from any current or future claim could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology, or design and build non-infringing products, could prevent us from selling our products and adversely affect our business and financial results.
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
Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates
The sale and use of our products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. We are currently subject to one such lawsuit. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business reputation or financial condition. Our product liability insurance may not protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.
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

•	124,000 square feet in Middleton, Wisconsin, pursuant to a lease that expires in April 2024, that is primarily utilized for manufacturing;

•	65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2020, that is utilized substantially for manufacturing;

•
52,000 square feet in Taastrup, Denmark, pursuant to a lease that expires in January 2032, that is utilized for manufacturing, research and development, marketing and sales, and general and administrative;

•	43,000 square feet in Planegg, Germany, pursuant to a lease that expires in December 2021 that is utilized substantially for sales and marketing and a large portion is subleased to third parties;

•	37,282 square feet in San Diego, California, pursuant to a lease that expires in June 2019, that is utilized substantially for manufacturing;

•	25,128 square feet in Schaumberg, Illinois, pursuant to a lease that expires in July 2021, that is utilized substantially for marketing and sales;

•	23,860 square feet in Quebec, Canada, pursuant to a lease that expires in December 2023, that is utilized substantially for manufacturing; and

•	14,300 square feet in Skovlunde, Denmark, pursuant to a lease that expires with six-month notice that is utilized for research and development.
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
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The defendants moved to dismiss the Amended Complaint, and in February 2018 the motion to dismiss was granted with leave to amend. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.  In July 2017, a putative shareholder derivative action was filed in California Superior Court (Mortman v. Gunst, et. al., No. RG17867679) against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The action is based on allegations similar to those in the securities class action litigation described above.

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

	High	Low
Fiscal Year Ended December 31, 2017:
Fourth Quarter	$43.60	$37.10
Third Quarter	39.50	31.65
Second Quarter	41.25	33.28
First Quarter	39.75	33.55
Fiscal Year Ended December 31, 2016:
Fourth Quarter	$43.85	$33.15
Third Quarter	44.39	36.80
Second Quarter	39.81	29.54
First Quarter	47.24	32.00

As of February 21, 2018, there were 33,160,428 shares of our common stock issued and outstanding and held by approximately 23 stockholders of record. We estimate that there are approximately 22,712 beneficial owners of our common stock.
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
The following graph shows a comparison, from January 1, 2012 through December 31, 2017, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2012	2013	2014	2015	2016	2017
Natus Medical Inc.	Return %		101.61	60.18	33.32	(27.58)	9.77
	Cum $	100.00	201.61	322.94	430.56	311.83	342.29
NASDAQ Composite-Total Returns	Return %		40.12	14.75	6.96	8.87	29.64
	Cum $	100.00	140.12	160.78	171.97	187.22	242.71
S&P 500 Health Care Equipment Index	Return %		27.69	26.28	5.97	6.48	30.90
	Cum $	100.00	127.69	161.24	170.88	181.96	238.17

Purchases of Equity Securities by the Issuer

In June 2014, the Board of Directors authorized the repurchase of up to $10 million of common stock pursuant to a stock repurchase program. In June 2015, the program was expanded to include up to an additional $20 million of our common stock. In June 2016, the program was again expanded to include an additional $20 million of our common stock, for an aggregate purchase amount of $50 million. The expiration date for the program was June 1, 2017. On February 22, 2018, the Board of Directors authorized the repurchase of up to $30 million in common stock with an expiration date of February 26, 2018.

ITEM 6.    Selected Financial Data
The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2017, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2017 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 and the consolidated statements of operations data for the years ended December 31, 2014 and 2013 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (a) (b):
Revenue	$500,970	$381,892	$375,865	$355,834	$344,112
Cost of revenue	213,376	144,632	145,492	138,480	138,788
Intangibles amortization	6,380	2,327	2,836	2,967	2,912
Gross profit	281,214	234,933	227,537	214,387	202,412
Operating expenses:
Marketing and selling	126,166	84,834	87,675	85,729	83,138
Research and development	51,822	33,443	30,434	30,100	30,786
General and administrative	74,424	50,877	46,363	45,444	43,380
Intangibles amortization	19,171	8,983	7,447	3,025	5,681
Restructuring	914	1,536	2,145	4,238	4,767
Total operating expense	272,497	179,673	174,064	168,536	167,752
Income from operations	8,717	55,260	53,473	45,851	34,660
Other income (expense), net	(3,567)	(357)	(1,064)	158	(2,716)
Income before provision for income tax	5,150	54,903	52,409	46,009	31,944
Provision for income tax	25,443	12,309	14,485	13,531	8,797
Net income (loss)	$(20,293)	$42,594	$37,924	$32,478	$23,147
Earnings per share:
Basic	$(0.62)	$1.31	$1.17	$1.03	$0.77
Diluted	$(0.62)	$1.29	$1.14	$1.00	$0.75
Weighted average shares used in the calculation of earnings per share:
Basic	32,564	32,460	32,348	31,499	29,993
Diluted	32,564	33,056	33,241	32,568	30,821

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$88,950	$247,750	$82,469	$66,558	$56,106
Working capital	213,491	325,858	164,248	148,665	118,585
Total assets	709,919	649,012	479,496	434,821	429,457
Long-term debt (including current portion) and short-term borrowings	154,283	140,000	—	—	38,017
Total stockholders’ equity	422,097	417,374	390,710	352,715	308,214

(a)
Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: Grass in February 2013, Peloton in January 2014, GND and NicView in January 2015, Monarch in November 2015, NeuroQuest in March 2016, RetCam in July 2016, Otometrics in January 2017, and Integra Asset Acquisition in October 2017.

(b)
Data for 2014 and 2013 reflects reclassifications from Cost of revenue to Intangibles amortization, from Marketing and selling, Research and development, and General and administrative to Intangible amortization, and from General and administrative to Restructuring.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and the accompanying footnotes. MD&A includes the following sections:
Business
Natus is a leading provider of newborn care, neurology, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In 2017 we completed two acquisitions, Otometrics in January and the Integra Asset Acquisition in October. We expect to continue to pursue opportunities to acquire other businesses in the future.
Year 2017 Overview
In 2017, we completed the acquisitions mentioned above for total cash consideration of $191.0 million. These acquisitions allowed us to expand our hearing diagnostic and balance assessment target market as well as enter into the neurosurgery business.
Our consolidated revenue increased by $119.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was driven by acquisitions, organic growth in our Newborn care business, partially offset by weakness in our Neurology markets.
Net loss was $20.3 million, or ($0.62) per share in the year ended December 31, 2017, compared with net income of $42.6 million, or $1.29 per diluted share in 2016. This decrease in income was primarily the result of a one-time tax cost of $20.5 million relating to the transition tax on the deemed repatriation of all foreign subsidiary earnings (excluding state and FIN 48 tax impacts) and a non-cash charge to establish a valuation allowance against a significant portion of the U.S. deferred tax assets related to carryforward of foreign tax credits, each due to the enactment in December 2017 of Tax Cuts and Jobs Act of 2017 (the “Act”). We incurred $0.9 million of restructuring charges in 2017, as compared to $1.5 million in 2016, as we continue to eliminate redundant costs.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from potential uncollectible accounts receivable. We estimate the allowance for all receivable risks by reviewing the status of each matter and recording reserves based on our experience and knowledge of the particular client and historical collection patterns. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate or resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk related to a client’s inability to pay may be partially mitigated to the extent that we may receive retainers from some of our clients prior to performing services.
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
Acquisition Accounting
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. We account for acquired business combinations using the acquisition method of accounting. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition, with limited exceptions. Valuations are generally completed for business acquisitions using a discounted cash flow analysis. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discounted rate used to measure the risks inherent in the future cash flows, the assessment of the asset's life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors and assumptions can significantly affect the value of the intangible asset. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.

Determining the useful life of an intangible asset also requires judgment, as different types of intangibles assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. Useful life is the period over which the intangible asset is expected to contribute directly and indirectly to our future cash flows. We determine the useful lives of intangible assets based on a number of factors, such as legal, regulatory, or contractual provisions that may limit the useful life, and the effects of obsolescence, anticipated demand, existence or absence of competition, and other economic factors on useful life.
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
In 2017, 2016 and 2015, we performed a qualitative assessment to test goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on our qualitative assessment, we determined that the fair value was more likely than not to be greater than its carrying amount, and no further analysis was needed.
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
Income Taxes
We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
As part of the process of preparing our consolidated financial statements, we must estimate our income tax expense for each of the jurisdictions in which we operate. This process requires significant management judgments and involves estimating our current tax exposures in each jurisdiction including the impact, if any, of additional taxes resulting from tax examinations as well as judging the recoverability of deferred tax assets. To the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income in each jurisdiction, a valuation allowance is established. Tax exposures can involve complex issues and may require an extended period to resolve. Frequent changes in tax laws in each jurisdiction complicate future estimates. To determine the tax rate, we are required to estimate full-year taxable income or loss and the related income tax expense or benefit in each jurisdiction. We update the estimated effective tax rate for the effect of significant unusual items as they are identified. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate, and such changes could be material.
Regarding accounting for uncertainty in income taxes, we recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. We measure the income tax benefits from the tax positions that are recognized, assess the timing of the derecognition of previously recognized tax benefits and classify and disclose the liabilities within the consolidated financial statements for any unrecognized tax benefits based on the guidance in the interpretation of related accounting guidance for income taxes. The interpretation also provides guidance on how the interest and penalties related to tax positions may be recorded and classified within our Consolidated Statement of Income and presented in the Consolidated Balance Sheet. We classify interest and penalties related to uncertain tax positions as additional income tax expense.
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

	Percent of Revenue Years Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	42.6%	37.9%	38.7%
Intangibles amortization	1.3%	0.6%	0.8%
Gross profit	56.1%	61.5%	60.5%
Operating expenses:
Marketing and selling	25.2%	22.2%	23.3%
Research and development	10.3%	8.8%	8.1%
General and administrative	14.9%	13.3%	12.3%
Intangibles amortization	3.8%	2.4%	2.0%
Restructuring	0.2%	0.4%	0.6%
Total operating expenses	54.4%	47.0%	46.3%
Income from operations	1.7%	14.5%	14.2%
Other income (expense), net	(0.7)%	(0.1)%	(0.3)%
Income before provision for income tax	1.0%	14.4%	13.9%
Provision for income tax expense	5.1%	3.2%	3.9%
Net income	(4.1)%	11.2%	10.1%

Comparison of 2017 and 2016
Revenue

	Year ended December 31,
	2017	2016	Change
Neuro
Devices and Systems	$171,315	$168,200	2%
Supplies	59,955	58,681	2%
Services	11,886	11,641	2%
Total Neurology Revenue	243,156	238,522	2%
Newborn Care
Devices and Systems	77,573	72,562	7%
Supplies	43,732	47,674	(8)%
Services	22,325	23,134	(3)%
Total Newborn Care Revenue	143,630	143,370	—%
Otometrics
Devices and Systems	$86,920	$—	—%
Supplies	27,264	—	—%
Services	—	—	—%
Total Otometrics Revenue	114,184	—	—%
Total Revenue	$500,970	$381,892	31%
For the year ended December 31, 2017, Neurology revenue increased by 2% compared to the prior year with the growth in our international markets partly offset by a decline in our domestic market. Devices and Systems revenue increased by 2% for the year ended December 31, 2017 compared to the prior year due mainly to the addition of acquired Neurosurgery products partly offset by declines in core Neurology products. Supplies revenue for 2017 increased 2%. Services revenue increased by 2% compared to the prior year due mainly to growth in existing markets for GND.
For the year ended December 31, 2017, Newborn Care revenue remained flat compared to the prior year. Devices and Systems revenue increased by 7% due primarily from revenue generated from our RetCam acquisition in July 2016 and sales to the Venezuela Ministry of Health in the first quarter of 2017. Supplies revenue decreased 8% compared to the prior year on lower demand due to lower birth rates and supplies customers converting to our Peloton screening service. Services revenue decreased by 3% compared to the prior year due primarily to the completion of services performed for the Venezuela Ministry of Health in 2016 and the completion of certain contracted services in our Neometrics Data Management business.
For the year ended December 31, 2017, all Otometrics revenue was incremental as we acquired this business on January 3, 2017.
No single customer accounted for more than 10% of our revenue in either 2017 or 2016. Revenue from domestic sales increased 8% to $270.9 million in 2017, from $250.7 million in 2016 due to the acquisition of Otometrics and growth in our Newborn care business. Revenue from international sales increased 75% in 2017 to $230.1 million from $131.2 million in 2016 primarily due to the 2017 acquisition of Otometrics. Revenue from domestic sales was 54% of total revenue in 2017 compared to 66% of total revenue in 2016, and revenue from international sales was 46% of total revenue in 2017 compared to 34% of total revenue in 2016.
Cost of Revenue and Gross Profit

	Year ended December 31,
	2017	2016
Revenue	$500,970	$381,892
Cost of revenue	213,376	144,632
Intangibles amortization	6,380	2,327
Gross profit	281,214	234,933
Gross profit percentage	56.1%	61.5%

For the year ended December 31, 2017, our gross profit as a percentage of sales decreased by 5.4% compared to the prior year. This decrease in gross profit was driven by the acquisition of Otometrics whose products have lower margins than our neurol and newborn care products, higher warranty reserve for our NeoBLUE® phototherapy system recall, and unfavorable geographic mix as we sold more product through our international distributor channels which yield low gross margin than our direct sales.
Operating Costs

	Year ended December 31,
	2017	2016
Marketing and selling	$126,166	$84,834
Percentage of revenue	25.2%	22.2%
Research and development	$51,822	$33,443
Percentage of revenue	10.3%	8.8%
General and administrative	$74,424	$50,877
Percentage of revenue	14.9%	13.3%
Intangibles amortization	$19,171	$8,983
Percentage of revenue	3.8%	2.4%
Restructuring	$914	$1,536
Percentage of revenue	0.2%	0.4%
Marketing and Selling
Marketing and selling expenses increased in 2017 compared to 2016. This is primarily driven by our acquisition of Otometrics.
Research and Development
Research and development expenses increased during the year ended December 31, 2017 compared to the prior year. This is primarily driven by activities related primarily to the remediation of certain deficiencies identified by the FDA in our Newborn Care business as well as the Otometrics acquisition.
General and Administrative
General and administrative expenses increased during the year ended December 31, 2017 compared to the prior year. The increase is related primarily to the Otometrics acquisition.
Intangibles Amortization
Intangibles amortization increased in 2017 compared to 2016. The increase is mainly driven by additional intangible amortization from the acquisition of Otometrics and, to a lesser extent, the Integra Asset Acquisition as well as the 2016 NeuroQuest and RetCam acquisitions.
Restructuring
Restructuring costs decreased during the year ended December 31, 2017 compared to the prior year. In the prior year we experienced higher expenses related to facilities consolidation and severance expense to reduce redundant costs as well as restructuring charges related mostly to the abandonment of two facilities.
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $3.6 million in 2017, compared to $0.4 million in 2016. We reported $1.0 million of foreign currency exchange gains in 2017 versus $0.3 million of foreign currency losses in 2016. This increase was driven primarily by the changing value of foreign currencies in which we transact. Interest expense was $5.1 million in 2017 compared to $0.4 million in 2016 due to interest expense payments on our $155.0 million debt outstanding while interest income of $0.4 million in 2017 was $0.3 million more than the amount reported for 2016.
Provision for Income Tax

The effective tax rate (“ETR”) for 2017 was 494.0% as compared to 22.4% for 2016. The significantly higher effective tax rate in 2017 compared with 2016 is primarily due to the impacts of the 2017 Tax Act, including the repatriation tax on accumulated foreign earnings and re-measurement of net deferred tax assets. Other increases include withholding taxes from distribution of income and additional tax expense related to the settlement of tax audits in foreign jurisdictions, offset by change in geographic mix of income and utilization of certain tax credits in domestic and foreign jurisdictions.
Comparison of 2016 and 2015
Revenue

	Year ended December 31,
	2016	2015	Change
Neuro
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

Provision for Income Tax
The effective tax rate (“ETR”) for 2016 was 22.4% as compared to 27.6% for 2015. The lower effective tax rate in 2016 compared with 2015 is primarily due to the effect from adoption of ASU 2016-09 which resulted in excess tax benefits being recorded in income tax expense as discrete items, lower state tax expense, reduction of certain uncertain tax positions, and the change in geographic mix of income, offset by additional tax expense related to the settlement of a tax audit in a foreign jurisdiction.

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
As of December 31, 2017, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $74.0 million. We intend to permanently reinvest this cash held by our foreign subsidiaries except for Excel-Tech and Natus Ireland subsidiaries, which we intend to repatriate. If, however, a portion of these permanently reinvested funds were needed and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank (“JP Morgan”) and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility (the “Credit Facility”). On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of December 31, 2017 we had $155.0 million outstanding under the Credit Facility.

	December 31, 2017	December 31, 2016	December 31, 2015
Cash, cash equivalents, and investments	$88,950	$247,570	$82,469
Debt	154,283	140,000	—
Working capital	213,491	325,858	164,248

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Net cash provided by operating activities	$19,726	$72,687	$36,852
Net cash used in investing activities	(160,935)	(53,264)	(19,478)
Net cash provided by financing activities	5,826	118,417	832
Comparison of 2017, 2016, and 2015
During 2017 cash generated from operating activities of $19.7 million was the result of $20.3 million of net loss, non-cash adjustments to net loss of $53.5 million, and net cash outflows of $13.3 million from changes in operating assets and liabilities. The non-cash adjustments were $30.1 million of depreciation and amortization expense, $10.0 million of accounts receivable reserves, $9.4 million from share-based compensation, $5.4 million of warranty reserves and $1.7 million from intangible impairments. The change in operating assets and liabilities was driven primarily by an increase in accounts receivable and lower collections during the year compared to the prior year, and a decrease in deferred revenue related to the Venezuelan contract, partially offset by an increase in accrued liabilities for the transition tax under the Act for the deemed repatriation of foreign earnings and decreases in inventories and other assets. Cash used in investing activities during the period was $161.1 million and consisted primarily of the acquisition of Otometrics for $143.6 million, net of cash, and the Integra Asset Acquisition for $46.4 million, offset by sales of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $4.1 million. Cash provided by financing activities during the year ended December 31, 2017 was $5.8 million and consisted of proceeds from borrowings under the Credit Facility of $60.0 million along with proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases of $3.5 million, offset by $45.0 million repayment of debt under the Credit Facility, $7.0 million for taxes paid related to net share settlement of equity awards, $3.0 million for contingent acquisition consideration, $2.3 million for repurchases of common stock under our share repurchase program, and $0.3 million of deferred debt issuance costs.
During 2016 cash generated from operating activities of $72.7 million was the result of $42.6 million of net income, non-cash adjustments to net income of $29.9 million, and net cash outflows of $0.1 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven primarily by a decrease in accounts receivable following increased collections efforts, an increase in deferred revenue following receipt of payment from the Ministry of Health of Venezuela, and an increase in prepaid expenses related to prepayments we made to our distribution partner for the Venezuelan contract. Cash used in investing activities during the period was $53.3 million and consisted primarily of purchases of short-term investments of $34.0 million, as well as cash used in the acquisitions of RetCam of $10.6 million and NeuroQuest of $4.6 million, in each case net of cash acquired. Cash used to acquire other property and equipment and intangible assets was $3.4 million. Cash provided by financing activities during the year ended December 31, 2016 was $118.4 million and consisted primarily of outstanding debt under the current Credit Facility of $140.0 million along with proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases and their related tax benefits of $3.6 million, offset by $19.3 million for repurchases of common stock under our share repurchase program, $4.1 million for taxes paid related to net share settlement of equity awards, $1.3 million for contingent acquisition consideration, and $0.5 million of deferred debt issuance costs. Under the prior credit facility that was terminated in connection with our entry into the new facility, the Company borrowed and repaid a total of $16.0 million as of December 31, 2016.
During 2015 cash generated from operating activities of $36.9 million was the result of $37.9 million of net income, non-cash adjustment to net income of $28.0 million, and net cash outflows of $29.1 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $19.5 million and consisted primarily of cash used related to the acquisition of GND, Monarch and NicView. Cash used to acquire other property and equipment and intangible assets was $5.4 million. Cash provided by financing activities during the year ended December 31, 2015 was $0.8 million and consisted of proceeds from stock option exercises and ESPP purchases and their related tax benefits of $17.4 million, offset by $11.5 million for repurchases of common stock under our share repurchase program, $4.3 million for taxes paid related to net share settlement of equity awards, and $0.7 million for contingent acquisition consideration, which we acquired in 2014.
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
Contractual Obligations
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$50,035	$47,842	$2,193	$—	$—
Operating lease obligations	30,078	7,038	10,340	5,849	6,851
Bank debt	155,000	—	—	155,000	—
Interest payments	14,813	5,950	7,726	1,137	—
Repatriation tax	12,135	$971	$1,942	$1,942	$7,280
Total	$262,061	$61,801	$22,201	$163,928	$14,131
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
If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2017.
Our interest expense is sensitive to changes in interest rates and may vary with the federal funds rate and London Interbank Offered Rate (LIBOR). However, we may decrease interest rate risk by keeping our debt leverage low, as a hypothetical decrease of 10% in market interest rates would not result in a material decrease in interest expense paid on debt held at December 31, 2017.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2017. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.
Off-Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. We have a directors and officers' liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2017. We had no other off-balance sheet arrangements during any of fiscal 2017, 2016 or 2015 that had, or are reasonably likely to have, a material effect on our consolidated financial condition, results of operations, or liquidity.
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
Selected Quarterly Financial Data (Unaudited)
The following table presents our operating results for each of the eight quarters in the period ending December 31, 2017. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.
In the opinion of our management all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per amounts)
Revenue	$131,440	$122,643	$122,227	$124,660	$107,699	$90,906	$95,958	$87,329
Cost of revenue	54,762	47,112	54,589	56,913	42,090	32,194	37,879	32,469
Intangibles amortization	2,590	1,290	1,500	1,000	510	612	604	601
Gross profit	74,088	74,241	66,138	66,747	65,099	58,100	57,475	54,259
Operating expenses:
Marketing and selling	31,060	32,537	30,354	32,215	23,255	19,746	21,237	20,596
Research and development	13,724	11,632	13,713	12,753	10,847	7,689	7,105	7,802
General and administrative	16,923	17,329	24,156	16,016	13,652	12,821	11,923	12,481
Intangibles amortization	7,330	3,882	3,885	4,074	2,243	2,409	2,197	2,134
Restructuring	—	321	307	286	221	197	1,083	35
Total operating expenses	69,037	65,701	72,415	65,344	50,218	42,862	43,545	43,048
Income from operations	5,051	8,540	(6,277)	1,403	14,881	15,238	13,930	11,211
Other income (expense), net	(2,300)	150	(378)	(1,039)	55	(893)	25	456
Income before provision for income tax	2,751	8,690	(6,655)	364	14,936	14,345	13,955	11,667
Provision for income tax	9,845	17,203	(1,621)	16	4,705	1,032	3,443	3,129
Net income (loss)	$(7,094)	$(8,513)	$(5,034)	$348	$10,231	$13,313	$10,512	$8,538
Earnings per share:
Basic	$(0.22)	$(0.26)	$(0.15)	$0.01	$0.32	$0.41	$0.32	$0.26
Diluted	$(0.22)	$(0.26)	$(0.15)	$0.01	$0.31	$0.40	$0.32	$0.26
Weighted average shares used in the calculation of net earnings per share:
Basic	32,648	32,593	32,529	32,485	32,405	32,388	32,438	32,606
Diluted	32,648	32,593	32,529	33,040	33,009	32,981	32,983	33,222

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
We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
We have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2017. This conclusion was based solely on the material weakness in our internal control over financial reporting further described below.
However, giving full consideration to the deficiency, we have concluded that the Consolidated Financial Statements included in this annual report present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our chief executive officer and chief financial officer, is responsible for establishing, maintaining and reviewing adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

3.
provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
We conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisition from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. The first fiscal year exemption for internal controls over financial reporting does not apply to controls over purchase price allocation. Our evaluation of internal control over financial reporting excluded the internal control activities of Otometrics, which we acquired on January 3, 2017 and the internal control activities of our Neurosurgery acquisition which we acquired on October 6, 2017. Otometrics and Neurosurgery constituted 23% and 2% of consolidated revenue, respectively, and 8% and 2% of our total assets (excluding acquired intangible assets and goodwill) for the year ended December 31, 2017.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Based on our assessment, we did not perform an effective risk assessment relating to significant acquisitions, and as a result we did not adequately design control activities over the accounting for the acquisition of Otometrics.
The control deficiencies described above did not result in material misstatements in the consolidated financial statements as of and for the fiscal year ended December 31, 2017. However, the control deficiencies create a reasonable possibility that a future material misstatement will not be prevented or detected on a timely basis. Accordingly, we have concluded that the control deficiencies represent a material weakness in our internal control over financial reporting as of December 31, 2017.
KPMG LLP, an independent registered public company accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting. This report appears in Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In addition to the control deficiency described above, during the fourth quarter of 2017, we completed a substantial amount of the effort required to transition the critical information technology systems of Otometrics to Natus' legacy information technology systems. The remaining information technology systems integration for Otometrics is expected to be completed during 2018.
Remediation Efforts to Address Material Weakness
We expect to remediate the material weakness during 2018 as we operate our redesigned purchase price allocation controls to account for the acquisition of our Neurosurgery business which we acquired during the fourth quarter of 2017. Our remediation actions will include:

•
improving the design of internal controls related to our review of key assumptions and data used to allocate acquisition purchase price by evaluating the specific financial reporting risks associated with each acquisition as they occur;

•	improving the design of internal controls related to the evidence and documentation of internal control procedures with respect to the process of determining purchase price allocation; and

•	sufficiently distinguishing our internal controls from the process we undertake to allocate purchase price.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Natus Medical Incorporated and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that there was a material weakness because the Company did not perform an effective risk assessment relating to significant acquisitions, and as a result, the Company did not adequately design control activities over the accounting for the acquisition of Otometrics. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
The Company acquired the Otometrics business on January 3, 2017 and the Neurosurgery business on October 6, 2017. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, the internal control activities of Otometrics and Neurosurgery which represented 23% and 2%, respectively, of total revenue and 8% and 2%, respectively, of total assets (excluding acquired intangible assets and goodwill) of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Otometrics and Neurosurgery.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP
San Francisco, California
March 1, 2018

PART III
This Part incorporates certain information from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
The information required by this Item concerning our directors is incorporated by reference to our 2018 Proxy Statement including but not necessarily limited to the section entitled Election of Directors. Certain information required by this item concerning executive officers is set forth in Part I of this Report in Business—Executive Officers. The information required by this item concerning compliance with Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), is incorporated by reference to the 2018 Proxy Statement including but not necessarily limited to the section entitled Section 16(a) Beneficial Ownership Reporting Compliance.
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
The information required by this Item concerning our corporate governance is incorporated by reference to our 2018 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance.
ITEM 11.    Executive Compensation
The information required by this Item is incorporated by reference to our 2018 Proxy Statement including but not necessarily limited to the section entitled Executive Compensation.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan, as amended, and our 2011 Employee Stock Purchase Plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	819,073	$15.18	779,298
Equity compensation plans not approved by security holders	—	—	—
Total	819,073	15.18	779,298
Additional information required by this Item concerning ownership of our securities by certain beneficial owners and management is incorporated by reference to our 2018 Proxy Statement including but not necessarily limited to the section entitled Beneficial Ownership of Common Stock. Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to our 2018 Proxy Statement including but not necessarily limited to the section entitled Equity Compensation Plan Information.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the 2018 Proxy Statement including but not necessarily limited to the section entitled Corporate Governance Principles and Board Matters—Certain Relationships and Policies on Related Party Transactions.
ITEM 14.     Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the 2018 Proxy Statement including but not necessarily limited to the section entitled Audit Fees.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2017
Allowance for doubtful accounts	$4,182	$10,017	$(5,221)	$8,978
Valuation allowance	3,706	2,156	—	5,862
Year ended December 31, 2016
Allowance for doubtful accounts	$4,686	$1,123	$(1,627)	$4,182
Valuation allowance	3,972	—	(266)	3,706
Year ended December 31, 2015
Allowance for doubtful accounts	$4,324	$1,496	$(1,134)	$4,686
Valuation allowance	3,151	821	—	3,972
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
Dated: March 1, 2018
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JAMES B. HAWKINS	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
(James B. Hawkins)
/S/ JONATHAN A. KENNEDY	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
(Jonathan A. Kennedy)
/S/ ROBERT A. GUNST	Chairman of the Board of Directors	March 1, 2018
(Robert A. Gunst)
/S/ DORIS ENGIBOUS	Director	March 1, 2018
(Doris Engibous)
/S/ KENNETH E. LUDLUM	Director	March 1, 2018
(Kenneth E. Ludlum)
/S/ WILLIAM M. MOORE	Director	March 1, 2018
(William M. Moore)
/S/ BARBARA R. PAUL	Director	March 1, 2018
(Barbara R. Paul)

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
(signed) KPMG LLP
We have served as the Company's auditor since 2014.

San Francisco, California
March 1, 2018

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$88,950	$213,551
Short-term investments	—	34,019
Accounts receivable, net of allowance for doubtful accounts of $8,978 and $4,182	126,809	86,638
Inventories	71,529	49,587
Prepaid expenses and other current assets	18,340	22,004
Total current assets	305,628	405,799
Property and equipment, net	22,071	17,333
Intangible assets, net	172,582	77,165
Goodwill	172,998	113,112
Deferred income tax	10,709	14,915
Other assets	25,931	20,688
Total assets	$709,919	$649,012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,242	$18,700
Accrued liabilities	51,738	37,895
Deferred revenue	15,157	23,346
Total current liabilities	92,137	79,941
Long-term liabilities:
Other liabilities	21,995	8,013
Long-term debt	154,283	140,000
Deferred income tax	19,407	3,684
Total liabilities	287,822	231,638
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 33,134,101 in 2017 and 32,920,246 in 2016	316,577	312,986
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2017 and in 2016	—	—
Retained earnings	129,115	149,408
Accumulated other comprehensive loss	(23,595)	(45,020)
Total stockholders’ equity	422,097	417,374
Total liabilities and stockholders’ equity	$709,919	$649,012
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue	$500,970	$381,892	$375,865
Cost of revenue	213,376	144,632	145,492
Intangibles amortization	6,380	2,327	2,836
Gross profit	281,214	234,933	227,537
Operating expenses:
Marketing and selling	126,166	84,834	87,675
Research and development	51,822	33,443	30,434
General and administrative	74,424	50,877	46,363
Intangibles amortization	19,171	8,983	7,447
Restructuring	914	1,536	2,145
Total operating expenses	272,497	179,673	174,064
Income from operations	8,717	55,260	53,473
Other income (expense), net	(3,567)	(357)	(1,064)
Income before provision for income tax	5,150	54,903	52,409
Provision for income tax	25,443	12,309	14,485
Net income (loss)	$(20,293)	$42,594	$37,924
Net income (loss) per share:
Basic	$(0.62)	$1.31	$1.17
Diluted	$(0.62)	$1.29	$1.14
Weighted average shares used in the calculation of net income (loss) per share:
Basic	32,564	32,460	32,348
Diluted	32,564	33,056	33,241
Other Comprehensive income:
Unrealized losses on available-for-sale investments	$(45)	$(168)	$—
Foreign currency translation adjustment	21,470	(5,003)	(8,378)
Total other comprehensive income	21,425	(5,171)	(8,378)
Comprehensive income	$1,132	$37,423	$29,546
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2014	32,649,158	$315,296	$68,890	$(31,471)	$352,715
Tax benefit of options exercises	—	7,104	—	—	7,104
Vesting of restricted stock units	21,619	—	—	—	—
Net issuance of restricted stock awards	199,620	—	—	—	—
Employee stock purchase plan	35,467	1,251	—	—	1,251
Stock-based compensation expense	—	6,953	—	—	6,953
Repurchase of company stock	(281,915)	(11,526)	—	—	(11,526)
Taxes paid related to net share settlement of equity awards	(102,112)	(4,341)	—	—	(4,341)
Exercise of stock options	631,663	9,008	—	—	9,008
Other comprehensive income	—	—	—	(8,378)	(8,378)
Net income	—	—	37,924	—	37,924
Balances, December 31, 2015	33,153,500	$323,745	$106,814	$(39,849)	$390,710
Vesting of restricted stock units	20,937	—	—	—	—
Net issuance of restricted stock awards	191,492	—	—	—	—
Employee stock purchase plan	45,515	1,360	—	—	1,360
Stock-based compensation expense	—	9,008	—	—	9,008
Repurchase of company stock	(545,109)	(19,289)	—	—	(19,289)
Taxes paid related to net share settlement of equity awards	(97,231)	(4,107)	—	—	(4,107)
Exercise of stock options	151,142	2,269	—	—	2,269
Other comprehensive income	—	—	—	(5,171)	(5,171)
Net income	—	—	42,594	—	42,594
Balances, December 31, 2016	32,920,246	$312,986	$149,408	$(45,020)	$417,374
Vesting of restricted stock units	35,929	—	—	—	—
Net issuance of restricted stock awards	249,366	—	—	—	—
Employee stock purchase plan	48,470	1,581	—	—	1,581
Stock-based compensation expense	—	9,445	—	—	9,445
Repurchase of company stock	(60,800)	(2,268)	—	—	(2,268)
Taxes paid related to net share settlement of equity awards	(193,212)	(7,052)	—	—	(7,052)
Exercise of stock options	134,102	1,885	—	—	1,885
Other comprehensive income	—	—	—	21,425	21,425
Net loss	—	—	(20,293)	—	(20,293)
Balances, December 31, 2017	33,134,101	$316,577	$129,115	$(23,595)	$422,097
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$(20,293)	$42,594	$37,924
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	10,017	1,123	1,496
Excess tax benefit on the exercise of stock options	—	—	(7,104)
Depreciation and amortization	30,098	16,879	15,987
Gain on disposal of property and equipment	(21)	(29)	(5)
Impairment of intangible assets	1,674	—	—
Warranty reserve	5,370	2,934	10,729
Stock-based compensation	9,445	9,008	6,953
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(30,473)	19,723	(15,272)
Inventories	7,581	(7,668)	(12,232)
Other assets	5,492	(11,387)	858
Accounts payable	(1,385)	(4,965)	3,270
Accrued liabilities	5,421	(6,967)	(6,177)
Deferred revenue	(7,232)	13,879	(1,118)
Deferred taxes	4,032	(2,437)	1,543
Net cash provided by operating activities	19,726	72,687	36,852
Investing activities:
Acquisition of businesses, net of cash acquired	(190,888)	(15,849)	(14,284)
Acquisition of property and equipment	(4,066)	(3,186)	(4,068)
Acquisition of intangible assets	—	(210)	(1,126)
Purchases of short-term investments	—	(34,019)	—
Sales of short-term investments	34,019	—	—
Net cash used in investing activities	(160,935)	(53,264)	(19,478)
Financing activities:
Proceeds from stock option exercises and ESPP	3,466	3,630	10,258
Excess tax benefit on the exercise of stock options	—	—	7,104
Repurchase of company stock	(2,268)	(19,289)	(11,525)
Taxes paid related to net share settlement of equity awards	(7,052)	(4,107)	(4,341)
Proceeds from short-term borrowings	—	16,000	—
Proceeds from long-term borrowings	60,000	140,000	—
Deferred debt issuance costs	(354)	(533)	—
Contingent consideration earn-out	(2,966)	(1,284)	(664)
Payments on borrowings	(45,000)	(16,000)	—
Net cash provided by financing activities	5,826	118,417	832
Exchange rate effect on cash and cash equivalents	10,782	(6,758)	(2,295)
Net increase (decrease) in cash and cash equivalents	(124,601)	131,082	15,911
Cash and cash equivalents, beginning of year	213,551	82,469	66,558
Cash and cash equivalents, end of year	$88,950	$213,551	$82,469
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,464	$41	$—
Cash paid for income taxes	$5,740	$16,344	$10,164
Non-cash investing activities:
Property and equipment included in accounts payable	$148	$134	$289
Inventory transferred to property and equipment	$1,006	$1,303	$1,056
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015
1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Natus Medical Incorporated (“Natus”, the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a leading provider of newborn care, neurology, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, software systems for managing and tracking disorders and diseases for public health laboratories, computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals.
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
Years Ended December 31, 2017, 2016 and 2015

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
In 2017, 2016 and 2015, the Company performed a qualitative assessment to test goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on the qualitative assessment, the Company determined that the fair value was more likely than not to be greater than its carrying amount, and no further analysis was needed.
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
Years Ended December 31, 2017, 2016 and 2015

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
Years Ended December 31, 2017, 2016 and 2015

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
The Company recognizes the tax benefit of uncertain tax positions in the financial statements as defined in ASC Topic 740, Income Tax. When the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement, as defined in ASC 740-10-05.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.
Foreign Currency
The functional currency of the Company's subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. The Company recorded $21.5 million, $(5.0) million, and $(8.4) million of foreign currency translation gains (losses) for the years ended December 31, 2017, 2016 and 2015, respectively.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in other income and expense. In 2017, 2016, and 2015, net foreign currency transaction gains (losses) were $1.0 million, $(0.4) million, and $(1.4) million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. Dollar, Canadian Dollar, Euro, Argentine Peso, British Pound, and Danish Kroner.
Comprehensive Income
The Company reports by major components and as a single total the change in net assets during the period from non-owner sources as defined in ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income has been included with the consolidated statements of operations. Accumulated other comprehensive income consists of translation gains and losses on foreign subsidiary financial statements as well as unrealized gains and losses on investments.
Basic and Diluted Net Income per Share
Natus computes net income per share as defined in ASC Topic 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

Common stock equivalents are options granted and shares of restricted stock issued under the stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as the effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.
Recent Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). This standard requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2015-11in January 2017 and no impact was recorded by the Company.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and must be applied prospectively. The Company will apply this guidance to business combinations that occur on or after the effective date.
Recent Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance. The standard's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard creates a five-step model to achieve its core principle: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction's price to the separate performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, entities must disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative disclosures are required about: (i) the entity's contracts with customers; (ii) the significant judgments, and changes in judgments, made in applying the guidance to those contracts; and (iii) any assets recognized from the costs to obtain or fulfill a contract with a customer. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 616) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018. The standard allows entities to apply the standard retrospectively to each prior period presented (“full retrospective adoption”) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application (“modified retrospective adoption”). The Company adopted the modified retrospective approach of this guidance on January 1, 2018 and has determined that its adoption will not have a material effect on its financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires a lessee to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. Qualitative along with specific quantitative disclosures are required by lessees to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company is currently evaluating the impact that will result from adopting ASU 2016-02.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate a step from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company will adopt ASU 2017-04 to goodwill impairment testing on the effective date.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is effective for annual periods beginning after December

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

15, 2017, including interim periods within that year, and must be applied prospectively to an award modified on or after the adoption date. The Company will adopt this guidance and will apply to all future share-based modifications.
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
Integra
On October 6, 2017, the Company acquired certain neurosurgery business assets from Integra LifeSciences (“Integra” or “Neurosurgery”) for $46.4 million in cash. As part of the acquisition, the Company acquired a global product line, including the manufacturing facility it leases from a third party and the U.S. rights related to four other product lines. The total purchase price has been preliminarily allocated to $12.5 million of tangible assets, $19.5 million of intangible assets with an associated weighted average life of 9 years being amortized on the straight line method, and $15.5 million of goodwill, offset by $1.1 million of net liabilities. Purchase price allocation is considered preliminary at this time although no material adjustments are anticipated. Pro form financial information for the Integra acquisition is not presented as the data necessary to present pro forma net income and pro forma earnings per share is not available. However, pro forma revenue assuming the acquisition occurred on January 1, 2016 would be $539.1 million and $432.4 million for the years ended December 31, 2017 and 2016, respectively.
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
The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of acquisition, (in thousands):

Cash and cash equivalents	$5,604
Accounts receivable	26,851
Inventories	22,182
Property and equipment	2,256
Intangible assets	90,913
Goodwill	39,355
Other assets	1,748
Accounts payable	(7,655)
Accrued liabilities	(16,069)
Deferred revenue	(745)
Deferred income tax	(15,193)
Total purchase price	$149,247
The goodwill recorded represents the future economic benefits arising from the other assets acquired that could not be individually identified and separately recognized. The goodwill recorded as part of the acquisition of Otometrics is not amortized and includes the following:

•	The expected synergies and other benefits that the Company believes will result from combining the operations of Otometrics with the operations of Natus;

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

•	Any intangible assets that did not qualify for separate recognition, as well as future, yet unidentified projects and products; and

•
The value of the going-concern element of Otometrics's existing businesses (the higher rate of return on the assembled collection of net assets versus if Natus has acquired all of the net assets separately).

Management worked with an independent valuation firm to determine fair values of the identifiable intangible assets. The Company used a combination of income approaches including relief from royalty and multi-period excess earnings methods. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. The Company determined the forecasts based on a number of factors, included their best estimate of near-term net sales expectations and long-term projections, which included review of internal and independent market analyses.
Otometrics's revenue of $114.2 million and loss from operations of $1.0 million are included in the condensed consolidated statement of operations for the period from January 3, 2017 (acquisition date) to December 31, 2017.
The unaudited pro forma financial results presented below for the twelve months ended December 31, 2017 and December 31, 2016, include the effects of pro forma adjustments as if the acquisition occurred on January 1, 2016. The pro forma results were prepared using the acquisition method of accounting and combine the historical results of Natus and Otometrics for the twelve months ended December 31, 2017 and December 31, 2016, including the effects of the business combination, primarily amortization expense related to the fair value of identifiable intangible assets acquired, interest expense associated with the financing obtained by Natus in connection with the acquisition, and the elimination of acquisition-related costs incurred.
The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the earliest period presented, nor is it intended to be a projection of future results.
Unaudited Pro forma Financial Information
(in thousands)

	Year Ended December 31,
	2017	2016
Revenue	$500,970	$491,994
Net income (loss)	$(15,965)	$17,385

Earnings (loss) per share:
Basic	$(0.49)	$0.54
Diluted	$(0.49)	$0.53
Weighted average shares used in the calculation of earnings per share:
Basic	32,564	32,460
Diluted	32,564	33,056
The pro forma results for the year ended December 31, 2017 were adjusted to exclude $4.3 million of nonrecurring expense related to the fair value adjustment of acquisition-date inventory.
The pro forma results for the year ended December 31, 2016 were adjusted to include $3.0 million of amortization of intangible assets, and $4.6 million of interest expense.
RetCam
On July 6, 2016, the Company acquired the portfolio of RetCam Imaging Systems (“RetCam”) from Clarity Medical Systems, Inc. for $10.6 million in cash. RetCam is an imaging system used to diagnose and monitor a range of ophthalmic maladies in premature infants. The purchase agreement also included a holdback of $2.0 million which was paid on February 16, 2017. Subsequent to the acquisition, an additional $1.1 million was paid by the Company to Clarity Medical Systems as a

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

result of a working capital adjustment. Results of operations for RetCam are included in the consolidated financial statements from the date of acquisition. The total purchase price was allocated $7.2 million to tangible assets, $4.9 million to intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $1.7 million to goodwill, offset by $2.0 million to net liabilities. Pro forma financial information for the RetCam acquisition is not presented as it is not considered material.
NeuroQuest
On March 2, 2016, the Company acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest complements the Global Neuro-Diagnostics (“GND”) and Monarch Medical Diagnostics, LLC (“Monarch”) acquisitions which offer patients a convenient way to complete routine-electroencephalography and extended video electronencephalography (“VEEG”) testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement included a consideration holdback of $0.5 million which was paid on April 30, 2017. The total purchase price was allocated to $0.5 million of tangible assets, $1.3 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.5 million of goodwill, offset by $0.1 million of net liabilities. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.
Monarch
The Company acquired Monarch Medical Diagnostics, LLC (“Monarch”) through an asset purchase on November 13, 2015. Monarch's service compliments the Global Neuro-Diagnostics acquisition which offers patients a more convenient way to complete routine diagnostic electroencephalography and video electromyography testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for Monarch was $2.7 million. The purchase agreement also included contingent consideration which was paid on January 11, 2016 of $1.0 million. The total purchase price was allocated to $112,000 of tangible assets, $1.2 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $2.4 million of goodwill. Pro forma financial information for the Monarch acquisition is not presented as it is not considered material.
Global Neuro-Diagnostics
The Company acquired GND through an equity purchase on January 23, 2015. GND's service offers patients a more convenient way to complete routine EEG and EMG testing which can be performed at the home, hospital or physician's office. The service also provides comprehensive reporting and support to the physician. The cash consideration for GND was $11.4 million, which consists primarily of $1.5 million of tangible assets, $4.8 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $8.9 million of goodwill, offset by $0.5 million of net liabilities. The purchase agreement also included an earn-out condition which was originally estimated to be $3.2 million. The earn-out condition was subsequently not achieved. Pro forma financial information for the GND acquisition is not presented as it is not considered material.
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

The Company's investments have been classified and accounted for as available-for-sale. Such investments are recorded at fair value, and unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity until realized. Realized gains and losses on sales of investments, if any, are

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

determined on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to results of operations as other income (expense).

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

Cash, cash equivalents and short-term investments consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	88,950	213,551
Short-term investments:
U.S. investment grade bonds	—	24,477
Developed investment grade bonds	—	9,542
Total short-term investments	—	34,019
Total cash, cash equivalents and short-term investments	88,950	247,570

Short-term investments by investment type are as follows (in thousands):

	December 31, 2017				December 31, 2016
	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value	Aggregated Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Aggregated Fair Value
U.S. investment grade bonds	—	—	—	—	24,531	—	(54)	24,477
Developed investment grade bonds	—	—	—	—	9,567	—	(25)	9,542
Total short-term investments	$—	$—	$—	$—	$34,098	$—	$(79)	$34,019

Short-term investments by contractual maturity are as follows (in thousands):

	December 31, 2017	December 31, 2016
	Investments	Investments
Due in one year or less	$—	$21,655
Due after one year through five years	—	12,364
Total short-term investment	$—	$34,019

See Note 21 to these Consolidated Financial Statements for additional discussion regarding the fair value of the Company's short-term investments.

4—INVENTORIES
Inventories consist of (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

	December 31,
	2017	2016
Raw materials and subassemblies	$44,699	$28,245
Work in process	3,788	1,507
Finished goods	43,488	34,908
Total Inventories	91,975	64,660
Less: Non-current Inventories	(20,446)	(15,073)
Inventories	$71,529	$49,587
At December 31, 2017 and 2016, the Company has classified $20.4 million and $15.1 million, respectively, of inventories as non-current. This inventory consists of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that the Company no longer sells, inventory purchased for lifetime buys, and inventory that is turning at a slow rate. The Company believes that these inventories will be utilized for the intended purpose.

5—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2017	2016
Land	$2,815	$2,856
Buildings	5,096	5,219
Leasehold improvements	3,295	2,386
Office furniture and equipment	25,612	18,398
Computer software and hardware	9,760	9,100
Demonstration and loaned equipment	11,932	11,393
	58,510	49,352
Accumulated depreciation	(36,439)	(32,019)
Total	$22,071	$17,333
Depreciation expense of property and equipment was $4.1 million, $3.7 million, and $4.2 million in the years ending December 31, 2017, 2016 and 2015, respectively.

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Technology	$101,045	(1,058)	$(42,048)	$57,939	$62,563	—	$(34,683)	$27,880
Customer related	108,074	(50)	(28,972)	79,052	38,087	—	(17,610)	20,477
Trade names	49,313	(3,916)	(13,273)	32,124	32,106	(3,290)	(7,135)	21,681
Internally developed software	15,610	—	(12,293)	3,317	16,978	—	(10,220)	6,758
Patents	2,778	(133)	(2,495)	150	2,620	—	(2,251)	369
Total Definite-lived intangible assets	276,820	(5,157)	(99,081)	172,582	152,354	(3,290)	(71,899)	77,165
Finite lived intangible assets are amortized over their weighted average lives, which are 13 years for patents, 14 years for technology, 10 years for customer-related intangibles, 10 years for trade names, and 6 years for internally developed software.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

Internally developed software consists of $14.8 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with finite lives was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Technology	$7,705	$3,407	$3,916
Customer related	10,945	3,452	2,938
Trade names	6,479	4,115	3,159
Internally developed software	2,117	2,069	1,620
Patents	244	112	112
Total amortization	$27,490	$13,155	$11,745
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2018	$27,014
2019	25,836
2020	23,634
2021	22,210
2022	18,564
Thereafter	55,324
Total expected amortization expense	$172,582

7—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2015	$107,466
Acquisitions/Purchase Accounting Adjustments	6,705
Foreign currency translation	(1,059)
As of December 31, 2016	$113,112
Acquisitions/Purchase Accounting Adjustments	54,746
Foreign currency translation	5,140
As of December 31, 2017	$172,998

8—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

	December 31,
	2017	2016
Compensation and related benefits	$22,816	$16,064
Accrued federal, state, and local taxes	8,155	4,160
Warranty reserve	10,995	10,670
Accrued amounts due to customers	2,424	1,625
Accrued professional fees	2,280	1,191
Accrued selling expenses	1,704	292
Contingent consideration	147	3,043
Accrued travel	338	—
Deferred rent	161	132
Other	2,718	718
Total	$51,738	$37,895

9—LONG-TERM OTHER LIABILITIES
Long-term other liabilities consist of (in thousands):

	December 31,
	2017	2016
Contingent tax obligations	$17,934	$6,125
Non-current deferred revenue	4,039	1,885
Other	22	3
Total	$21,995	$8,013

10—DEBT AND CREDIT ARRANGEMENTS
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150 million of secured revolving credit facility. In the third quarter of 2017, the Company exercised the right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities.
In addition to the customary restrictive covenants listed above, the Credit Agreement also contains financial covenants that require the Company to maintain a certain leverage ratio and fixed charge coverage ratio, each as defined in the Credit Agreement:
•Leverage Ratio, as defined, to be no higher than 2.75 to 1.00.
•Interest Coverage Ratio, as defined, to be at least 1.75 to 1.00 at all times.
As of December 31, 2017, the Company was in compliance with the Leverage Ratio at 2.44 to 1.00 and the Interest Coverage Ratio at 10.16 to 1.00.
As of December 31, 2017, the Company had $155 million outstanding under the Credit Agreement.
Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on the leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the twelve months ended December 31, 2017 was 3.34%.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	December 31,
	2017	2016
Revolving credit facility	$155,000	$140,000
Debt issuance costs	(717)	—
Less: current portion of long-term debt	—	—
Total long-term debt	$154,283	$140,000
Maturities of long-term debt as of December 31, 2017 are as follows (in thousands):

	December 31,
	2017	2016
2018	$—	$—
2019	—	—
2020	—	—
Thereafter	154,283	140,000
Total	$154,283	$140,000
As of December 31, 2017, the carrying value of the total debt approximated fair market value.
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
As of December 31, 2017, the Company has accrued $5.4 million to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. The Company's estimate of the costs associated with bringing the NeoBLUE® phototherapy products into compliance is primarily based upon the number of units outstanding that may require the repair, costs associated with shipping and repairing the product, and the assumption that the FDA will approve the Company's plan for compliance.
The details of activity in the warranty reserve are as follows (in thousands):

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Reductions	Balance at End of Period
December 31, 2017	$10,670	$1,159	$5,370	$(6,204)	$10,995
December 31, 2016	$10,386	$222	$2,711	$(2,649)	$10,670
December 31, 2015	$2,753	$—	$10,729	$(3,096)	$10,386
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

12—STOCKHOLDERS’ EQUITY
Common Stock—The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share.
Preferred Stock—The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2017, no shares of preferred stock were issued and outstanding.

13—EARNINGS PER SHARE
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	December 31,
	2017	2016	2015
Net income (loss)	$(20,293)	$42,594	$37,924
Weighted average common shares	32,564	32,460	32,348
Dilutive effect of stock based awards	—	596	893
Diluted Shares	32,564	33,056	33,241
Basic earnings per share	$(0.62)	$1.31	$1.17
Diluted earnings per share	$(0.62)	$1.29	$1.14
Shares excluded from calculation of diluted EPS	565	2	—

14—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2017	2016	2015
Cost of revenue	$232	$219	$156
Marketing and selling	540	821	808
Research and development	1,332	1,515	1,264
General and administrative	7,341	6,453	4,725
Total expense	9,445	9,008	6,953
Stock Awards Plans—Natus' 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Stock bonuses; and

•	Stock appreciation rights.
As of December 31, 2017, there were 779,298 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

Stock Option Activity—Stock option activity under the stock awards plans for the year ended December 31, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2016 (816,691 shares exercisable at a weighted average exercise price of $14.54 per share)	933,096	$15.02
Granted	—	$—
Exercised	(134,102)	$14.06
Forfeited	(1,317)	$13.83
Expired	(2,592)	$16.31
Outstanding, December 31, 2017 (790,573 shares exercisable at a weighted average exercise price of $15.14 per share)	795,085	$15.18
As of December 31, 2017, unrecognized compensation related to the unvested portion of stock options was approximately $1.0 thousand, which is expected to be recognized at the beginning of 2018. The intrinsic value of options exercised, representing the difference between the closing stock price of common stock on the date of the exercise and the exercise price, in the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $3.4 million, and $17.7 million, respectively.
As of December 31, 2017, there were: (i) 795,085 options vested and expected to vest with a weighted average exercise price of $15.18, an intrinsic value of $18.3 million, and a weighted average remaining contractual term of 1.2 years; and (ii) 790,573 options exercisable with a weighted average exercise price of $15.14, an intrinsic value of $18.2 million, and a weighted average remaining contractual term of 1.2 years.
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
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	506,389	$34.82
Granted	265,449	$34.94
Vested	(391,947)	$32.41
Forfeited	(16,083)	$35.87
Unvested at December 31, 2017	363,808	$37.46
As of December 31, 2017, unrecognized compensation related to the unvested portion of stock awards was $10.8 million, which is expected to be recognized over a weighted average period of 2.3 years. The fair market value of outstanding restricted stock awards at December 31, 2017 was $13.9 million. For the restricted stock awards units that vested during the years ended December 31, 2017, 2016, and 2015, the total intrinsic value was $14.3 million, $9.0 million, and $10.3 million, respectively.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	29,903	$34.39
Awarded	55,176	$35.16
Released	(35,929)	$33.65
Forfeited	(25,006)	$34.47
Outstanding at December 31, 2017	24,144	$37.17
As of December 31, 2017, unrecognized compensation related to the unvested portion of stock units was $0.9 million, which is expected to be recognized over a weighted average period of 1.8 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2017 was $0.9 million. For the restricted stock units that vested during the years ended December 31, 2017, 2016, and 2015, the total intrinsic value was $1.3 million, $0.9 million, and $0.9 million, respectively.
Employee Stock Purchase Plan—Under Natus' 2011 Employee Stock Purchase Plan (the “ESPP”), U.S. employees can elect to have salary withholdings of up to 15% of eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2017, there were 117,270 shares reserved for future issuance under the ESPP.
Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2017, 2016 and 2015, respectively, was $0.3 million, $0.2 million, and $0.2 million.

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
Activity in the restructuring reserves for these plans for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

	Personnel Related	Facility Related	Total
Balance as of December 31, 2014	$368	—	$368
Additions	1,905	156	2,061
Reversals	(124)	—	(124)
Payments	(473)	(156)	(629)
Balance as of December 31, 2015	1,676	—	1,676
Additions	1,093	725	1,818
Reversals	(436)	—	(436)
Payments	(1,990)	(573)	(2,563)
Balance as of December 31, 2016	343	152	495
Additions	431	—	431
Reversals	(182)	—	(182)
Payments	(631)	(93)	(724)
Balance as of December 31, 2017	$(39)	59	$20
16—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest income	$425	$315	$27
Interest expense	(5,081)	(430)	(352)
Foreign currency gain (loss)	1,013	(359)	(1,415)
Other	76	117	676
Total other income (expense), net	$(3,567)	$(357)	$(1,064)

17—INCOME TAXES
Income before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S.	$(18,059)	$68	$20,507
Foreign	23,209	54,835	31,902
Income before provision for income tax	$5,150	$54,903	$52,409

The components of income tax expense for the years ended December 31, 2017, 2016 and 2015 (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Current
U.S. Federal	$10,110	$(1,388)	$13,497
U.S. State and local	1,079	692	1,984
Non-U.S.	12,764	15,069	2,239
Total current tax expense	23,953	14,373	17,720
Deferred
U.S. Federal	6,345	(1,534)	(3,410)
U.S. State and local	(1,333)	(378)	(385)
Non-U.S.	(3,522)	(152)	560
Total deferred tax benefit	1,490	(2,064)	(3,235)
Total income tax expense	$25,443	$12,309	$14,485
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,958	$6,557
Credit carryforwards	4,466	2,512
Accruals deductible in different periods	11,969	16,157
Employee benefits	1,085	2,389
Total deferred tax assets	21,478	27,615
Valuation allowance	(5,862)	(3,706)
Total net deferred tax assets	$15,616	$23,909
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(23,934)	(12,678)
Foreign earnings to be repatriated	(380)	—
Total deferred tax liabilities	(24,314)	(12,678)
Total net deferred tax assets	$(8,698)	$11,231
The income tax expense in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 35% in 2017, 2016, and 2015 to income before taxes due to the following:

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Federal statutory tax expense	$1,802	$19,216	$18,343
State tax expense	(318)	188	1,249
Foreign taxes at rates less than U.S. rates	(3,101)	(6,838)	(1,760)
Deferred charges on sales of U.S. intellectual property	980	980	(5,878)
Equity compensation	606	(530)	204
Tax credits	(1,498)	(911)	(935)
Uncertain tax position	2,048	485	3,897
Lapse of statute	(1,521)	(495)	(784)
Change of valuation allowance on foreign tax credit	314	—	—
Earnout adjustment	(190)	(1,184)	—
Repatriation tax net of foreign tax credits	16,564	—	—
Net deferred tax asset re-measurement	3,883	—	—
Tax audits	726	543	—
Withholding taxes	2,880	—	—
Return to provision	711	—	—
AMT on acquisition	621	—	—
Other	936	855	149
Total expense	$25,443	$12,309	$14,485
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a modified territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. As a result, the Company has recorded $20.5 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the re-measurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $3.9 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, net of foreign tax credits was $16.6 million based on cumulative foreign earnings of $181.0 million.
In accordance with SAB 118, the Company has determined that the $16.6 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
As of December 31, 2017, the Company has not assessed the impact of the changes arising from the Act that are effective in tax year 2018 and onward and will be included in the 2018 as interpreted guidance is further released. The Company has also not yet made a policy election with respect to its treatment of potential global intangible low-taxed income (“GILTI”). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on the Company in the future.
At December 31, 2017, the Company had deferred tax assets attributable to U.S. state net operating loss carryforwards of $1.2 million, which will begin to expire in 2018. At December 31, 2017, the Company had U.S. state R&D credit carryforwards of $0.4 million, which will begin to expire in 2021. At December 31, 2017, the Company had $4.2 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2022.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

At December 31, 2017, certain foreign subsidiaries had deferred tax assets attributable to net operating loss carryforwards as follows: $0.03 million in Germany, $1.4 million in France, $0.5 million in Canada, and $0.5 million in Denmark. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $5.9 million and $3.7 million were recorded at December 31, 2017 and 2016, respectively. The increase of $2.2 million in valuation allowance was primarily due to a valuation allowance recorded against the Company's current year generation of the Foreign Tax Credit in U.S.
The realizability of the deferred tax assets is primarily dependent on the Company's ability to generate sufficient taxable income in future periods. The Company's management weighed the aggregate effect of all positive evidence and negative evidence in determining the likelihood of realization of the deferred tax assets. The factors used by management to collect evidence included historical earnings of the applicable taxing jurisdiction, the cash refund opportunity to utilize the tax losses, and the future forecast of profitability in the jurisdiction. Weighing all the positive and negative evidence, the Company has recorded a valuation allowance related primarily to net operating losses in certain foreign jurisdictions and U.S. foreign tax credits where it is more likely than not that the tax benefit of the net operating losses and tax credits will not be realized.
There are no changes to the position on the Company's permanent reinvestment of its earnings from foreign operations, with the exception of Excel-Tech and Natus Ireland. As of December 31, 2017, the Company intends to distribute all of the earnings from Excel-Tech and Natus Ireland in excess of their operational needs. The Company has recorded a deferred tax liability of $0.4 million accordingly for 5% Canadian withholding tax on the expected Excel-Tech distribution to Natus Ireland. Natus Ireland has 0% withholding tax under domestic exemption and therefore, no liability has been recorded. The Company intends on permanently reinvesting the earnings of its remaining foreign subsidiaries. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest its undistributed earnings.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2015	$3,395
Increases for tax positions related to prior years	281
Increases for tax positions related to the current year	3,302
Lapse of statutes of limitations	(664)
Balance at January 1, 2016	$6,314
Increases for tax positions related to prior years	174
Increases for tax positions related to the current year	70
Lapse of statutes of limitations	(475)
Foreign exchange difference	(185)
Balance at January 1, 2017	$5,898
Increases for tax positions related to prior years	747
Increases for tax positions related to the current year	1,712
Lapse of statutes of limitations	(1,393)
Foreign exchange difference	53
Balance at December 31, 2017	$7,017
For the year ended December 31, 2017, unrecognized tax benefits increased by $1.1 million and $0.6 million of tax expense in the income tax provision were recorded. The increase was primarily attributable to the increase in uncertain tax positions related to the current year in certain jurisdictions.
The unrecognized tax benefits for the tax years ended December 31, 2017, 2016 and 2015 were $7.0 million, $5.9 million and $6.3 million, respectively which include $4.0 million, $2.5 million and $2.4 million, respectively that would impact the effective tax rate if recognized.
The Company expects a range from zero to $0.9 million of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

At December 31, 2017, 2016 and 2015, the Company had cumulatively accrued $0.6 million, $0.6 million, and $0.4 million for estimated interest and penalties related to uncertain tax positions. The Company records interest and penalties related to recognized tax positions as a component of income tax expense (benefit), which totaled approximately $(0.01) million, $0.2 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
The Company's tax returns remain open to examination as follows: U.S. federal, 2014 through 2017; U.S. states, generally 2013 through 2017; and significant foreign jurisdictions, generally 2013 through 2017.

18—EMPLOYEE BENEFIT PLAN
The Company offers pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $2.5 million, $1.5 million, and $1.3 million respectively, in the years ended December 31, 2017, 2016, and 2015. For new hires, employer contributions vest ratably over the first two years of employment.

19—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION
The Company operates in one reportable segment, which is presented as the aggregation of the Neurology, Newborn Care, and Otometrics operating segments. Through the one reportable segment the Company is organized on the basis of the healthcare products and services provided which are used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.
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
Revenue and long-lived asset information by geographic region is as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Consolidated Revenue:
United States	$270,860	$250,694	$242,050
Foreign countries	230,110	131,198	133,815
	$500,970	$381,892	$375,865
Revenue by End Market:
Neuro
Devices and Systems	$171,315	$168,200	$168,776
Supplies	59,955	58,681	60,205
Services	11,886	11,641	8,320
Total Neurology Revenue	$243,156	$238,522	$237,301
Newborn Care
Devices and Systems	$77,573	$72,562	$72,669
Supplies	43,732	47,674	49,982
Services	22,325	23,134	15,913
Total Newborn Care Revenue	$143,630	$143,370	$138,564
Otometrics
Devices and Systems	$86,920	$—	$—
Supplies	27,264	—	—
Services	—	—	—
Total Otometrics Revenue	$114,184	$—	$—
Total Revenue	$500,970	$381,892	$375,865

Property and equipment, net:
United States	$10,128	$7,024
Canada	5,068	4,941
Argentina	1,591	2,121
Ireland	3,178	2,530
Denmark	1,158	17
Other foreign countries	948	700
	$22,071	$17,333
During the years ended December 31, 2017, 2016 and 2015, no single customer or foreign country contributed to more than 10% of revenue.

20—COMMITMENTS AND CONTINGENCIES
Leases—The Company has entered into noncancelable operating leases for some of the facilities including related office equipment located in the U.S. and Europe through 2024. Minimum lease payments under noncancelable operating leases as of December 31, 2017 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2018	$7,038
2019	5,732
2020	4,609
2021	3,392
2022	2,457
Thereafter	6,850
Total minimum lease payments	$30,078

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $6.7 million, $5.3 million and $4.4 million in 2017, 2016, and 2015, respectively.
Purchase commitments—The Company has various purchase obligations for goods or services totaling $47.8 million at December 31, 2017, which are expected to be paid within the next year.
Indemnifications—Under the bylaws, the Company has agreed to indemnify the officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The Company has a director and officer liability insurance policy that limits the exposure under these indemnifications and enables them to recover a portion of any future loss arising out of them. In addition, the Company entered into indemnification agreements with other parties in the ordinary course of business. The Company has determined that these agreements fall within the scope of ASC 460, Guarantees. In some cases liability insurance is obtained to provide coverage that limits its exposure for these other indemnified matters. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements as of December 31, 2017.
Legal matters—The Company may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. The Company does not believe that any current legal or administrative proceedings are likely to have a material effect on business, financial condition, or results of operations.
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The defendants moved to dismiss the Amended Complaint, and in February 2018 the motion to dismiss was granted with leave to amend. The Company believes that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.  In July 2017, a putative shareholder derivative action was filed in California Superior Court (Mortman v. Gunst, et. al., No. RG17867679) against certain of the Company’s officers and directors and naming the Company as a nominal defendant. The action is based on allegations similar to those in the securities class action litigation described above. The Company believes the likelihood of an unfavorable outcome from these actions is remote.

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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2017, 2016 and 2015

The Company does not have any financial assets or liabilities measured at fair value on a recurring basis.
The following financial instruments are not measured at fair value on the consolidated balance sheet as of December 31, 2017 and 2016, but require disclosure of fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of the relatively short maturity.
During the third quarter of 2014, the Company listed the facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and Level 2 inputs. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment. As of December 31, 2017 the Company is carrying the asset as held for sale its fair value of $1.4 million.
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
Contingent consideration associated with earnouts from acquisitions is as follows (in thousands):

	December 31, 2016	Additions	Payments	Adjustments	December 31, 2017
Liabilities:
Contingent consideration	$3,043	$693	$(2,966)	$(623)	$147
Total	$3,043	$693	$(2,966)	$(623)	$147
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

ITEM 16.    Form 10-K Summary
Not Applicable.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
3.3	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	6/18/2008
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	8/8/2013
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	3/28/2014
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 *    Indicates a management contract or compensatory plan or arrangement