Form 10-K/A
period 2017-12-31
NATUS MEDICAL INC
filed 2018-04-30
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.2

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
On April 27, 2018, the registrant had 33,271,544 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission ("SEC") on March 1, 2018 (the "Original Filing"). We are filing this amendment to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K.
Also, this Amendment is being file to amend and restate Items 15(a)(3) in Part IV of the Original Filing in order to update the Exhibit Index referred to there in.

NATUS MEDICAL INCORPORATED
ANNUAL REPORT ON FORM 10-K

“Natus,” “we,” “us,” “our,” and “our Company” refer to Natus Medical Incorporated and all of its subsidiaries.

PART III
This Part incorporates certain information from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders that is to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year covered by this Report on Form 10-K.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Board of Directors
Our Board currently consists of six directors and is divided into three classes. Each class is elected for a term of three years, so that the term of one class of directors expires at each meeting. There are no family relationships among our executive officers and directors. Information regarding the business experience and age as of April 30, 2018 of each nominee and other members of the Board is provided below.

Doris E. Engibous
Director since 2004
Age 62
Ms. Engibous has served as a consultant and advisor to medical technology companies and executives since 2010. From 2004 to 2010, she served as President and CEO of Hemosphere Inc., an early commercialization stage, venture capital funded, medical technology company, prior to its acquisition by CryoLife Inc. (NYSE: CRY). Prior to 2004, Ms. Engibous served from 2000 through 2003 as President of Nellcor, a business of Tyco Healthcare Group/Tyco International Ltd. (now Covidien/Medtronic, NYSE: MDT). From 1986 through 2000, Ms. Engibous served in several executive capacities at Nellcor and its successors Nellcor Puritan Bennett Inc. and Mallinckrodt Inc., including as vice president, general manager and global business leader and senior director of marketing, and was responsible for the integration of Nellcor into Mallinckrodt and later Tyco Healthcare. Ms. Engibous has served on the board of directors of GI Supply, Inc., a family-owned medical technology company since 2014 and as its Chair since 2016. Ms. Engibous served on the board of directors of the National Kidney Foundation serving Minnesota, the Dakotas and Iowa from 2006 to 2010. She holds a Bachelor of Science degree in Chemical Engineering from the University of Michigan.

Ms. Engibous is distinguished by her technical background in Chemical Engineering, coupled with strong operational experience in manufacturing, regulatory affairs, quality assurance and marketing. She brings to the Natus Board over 30 years of experience in the medical device industry, including knowledge of organizational and operational management, financial expertise, marketing, R&D, human resources and integration experience relevant to a public company in the healthcare industry.

William M. Moore
Director Since 1989
Age: 69
Mr. Moore currently is the Chief Executive Officer and President and Chairman of the board of directors of IRIDEX Corporation, a medical device company, and has served in that capacity, or as interim Chief Executive Officer and President, since August 2012. Mr. Moore has served as the Managing Partner of Alpine Partners LLC since May 2008 as well as from 2003 to 2004. From 2004 until May 2008 Mr. Moore was a special limited partner for medical technology at Blue Line Partners, a private equity firm. He also has served on the boards of directors of Criticare Systems, Inc. from 2006 until it was acquired by Opto Circuits (India) Limited in April 2008 and Urologix Inc. from 2008 until June 2010. Mr. Moore holds a Bachelor of Science degree in Business from the University of Utah. Mr. Moore brings to the Board more than 25 years of executive experience in the worldwide medical technology field, particularly in the areas of sales, marketing, and product development. Mr. Moore is one of our co-founders and resigned as CEO of the Company in 1992.

James B. Hawkins
Chief Executive Officer
Director Since 2004
Age: 61
James B. Hawkins has served as Chief Executive Officer, and as a member of the Board, since joining Natus in April 2004 and as President since June 2013. He previously served as President from April 2004 through January 2011. Since December 2015, he has served as a member of the board of directors of OSI Systems, Inc., and he has served as a member of the board of directors of El Dorado Resorts since September 2014. Mr. Hawkins previously served as a director at Iradimed Corporation from 2005 until June 2016, IRIDEX Corporation from October 2007 until December 2014 and Digirad Corporation from April 2012 to October 2014. Prior to joining Natus, Mr. Hawkins was President, Chief Executive Officer and a director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor, from August 1985 through January 2004. He earned his undergraduate degree in Business Commerce from Santa Clara University and holds a Masters of Business Administration degree from San Francisco State University. Mr. Hawkins’ brings to the Board highly relevant leadership experience in the medical technology industry as well as a unique perspective on our operations due to his position as our Chief Executive Officer.

Robert A. Gunst
Chairman of the Board
Director Since 2004
Age: 70
Robert A. Gunst is Chairman of the Board of Directors of Natus Medical. Currently a private investor, Mr. Gunst served from 1990 to 1999 as President and Chief Executive Officer of The Good Guys, Inc., one of the largest specialty retailers of higher-end entertainment electronics in the nation. During that time he grew the business from a few stores in the San Francisco area to a chain of stores in four western states with approximately $1 billion in revenue. Earlier in his career, he held executive positions at several large corporations, including Shaklee Corporation, La Petite Boulangerie, Inc. and PepsiCo Foods International (both subsidiaries of PepsiCo, Inc.), Victoria Station Incorporated and The First National Bank of Chicago.

Mr. Gunst has served on a variety of public and private boards, including serving as a Director of The Good Guys, Inc. from 1986 to 1999, Director of Phoenix Footwear Group, Inc. from 2006 to 2007, Director of PortalPlayer, Inc. from 2005 to 2007, Director of AmNet Mortgage, Inc. (formerly American Residential Investment Trust Inc.) from 2004 to 2005, Director of Garden Fresh Restaurant Corp. from 1996 to 2004 and Chairman of Garden Fresh Restaurant Corp. from 2003 to 2004. He served as a member of the Deans Advisory Council of the Graduate School of Management at the University of California, Davis from 1997 to 2008. Mr. Gunst holds an MBA in Finance from the University of Chicago’s Graduate School of Business and a Bachelor of Arts degree in Economics from Dartmouth College.

Mr. Gunst brings to the Natus Board nearly five decades of leadership, strategy, financial and operational experience, as well as experience in overseeing the operations of companies in various stages of development and is therefore uniquely qualified to serve as chairman of our Board.

Kenneth E. Ludlum
Director since 2002
Age 64
Mr. Ludlum currently serves as a board member, and has acted as a board member and as an advisor to and investor in a number of public and private medical and biotechnology companies. He served as Chief Financial Officer of CareDx, Inc., a medical diagnostic company, from March 2014 to April 2016. From April 2011 to October 2013, Mr. Ludlum served as Vice President and Chief Financial Officer, and Head of Operations for Endogastric Solutions, Inc., a medical device company. Prior to that, Mr. Ludlum also served as CFO for two other publicly-held companies, Perclose, Inc. from 1995 to 2000, and Alteon, Inc. from 1992 to 1994. He has also served on the board of directors and as Chair of the Audit Committee of several public and private medical or biotechnology companies. Mr. Ludlum holds a B.S. in Business Administration from Lehigh University and a M.B.A. from Columbia University Graduate School of Business. Mr. Ludlum brings to the Board over 30 years of business and financial experience working with healthcare and biotechnology companies. His service as chief financial officer at several public companies has provided him with extensive financial and accounting experience, and knowledge of accounting principles, financial reporting rules, and regulations. With his background in investment banking, he also brings a broad perspective to the Board.

Barbara R. Paul, M.D.
Director since 2016
Age 64
Dr. Paul serves as an advisor and board member to healthcare companies. In addition to her role on the board of Natus Medical, she serves on the board of Quorum Health Corporation, an owner and operator of general acute care hospitals and outpatient service providers. She served as Senior Vice President & Chief Medical Officer at Community Health Systems (CHS) from July 2007 to January 2015. Prior to CHS, Dr. Paul was Senior Vice President & Chief Medical Officer for Beverly Enterprises, Inc. (now Golden Living, Inc.). Dr. Paul is a board-certified internist and she practiced as a full-time primary care physician for twelve years. She also worked at the federal Medicare program (Centers for Medicare & Medicaid Services, CMS), where she was Director of the Department of Quality Measurement & Health Assessment. Dr. Paul has a bachelor of science from the University of Wisconsin - Madison and earned her medical degree from Stanford University School of Medicine. Dr. Paul brings the perspective of a physician to the Board and also brings insight into quality measures and reporting, as well as federal government regulation of hospital-practitioner relationships.

Our Executive Officers
The names of our current executive officers, their ages as of April 30, 2018 and their positions are shown below:

Name	Age	Position(s)
James B. Hawkins	62	President and Chief Executive Officer
Jonathan A. Kennedy	47	Executive Vice President and Chief Financial Officer
D. Christopher Chung, M.D.	54	Vice President Medical Affairs, Quality & Regulatory
Carsten Buhl	44	President & CEO, Otometrics SBU
Leslie McDonnell	45	Vice President and General Manager, Newborn Care
Austin F. Noll, III	51	Vice President and General Manager, Neurology SBU
There is no family relationship between any of the directors or executive officers and any other director or executive officer of Natus.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2017, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements. In making this statement, we have relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to us, and the written representations of our directors, named executive officers and 10% stockholders.
Code of Conduct and Code of Ethics
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
Audit Committee and Financial Expert
Our Audit Committee oversees and monitors our financial reporting and disclosure processes, our financial statement audits, the integrity of our financial statements, the qualifications, independence and performance of our independent registered public accounting firm, and our internal accounting and financial controls. The Committee also pre-approves audit and non-audit services, reviews, approves and monitors our Code of Business Conduct and Ethics with respect to our Chief Executive Officer, Chief Financial Officer, and other senior financial officers, and establishes procedures for receiving and handling complaints regarding accounting, internal accounting controls, or auditing matters.

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

ITEM 11.    Executive Compensation
Executive Compensation and Related Information
Compensation Discussion & Analysis (CD&A)

General
Our executive compensation program is designed to:

•	attract and retain individuals with the skills and performance needed to achieve our business objectives

•	reward and incentivize individuals fairly over time

•	align the short and long-term compensation of those individuals with the Company’s performance

Executive Summary
In 2017 we completed two significant acquisitions that we believe lay the groundwork for our future revenue growth and growth in profitability, the Otometrics acquisition completed in January 2017, and the acquisition of neurocritical care and neurosurgical product lines from Integra LifeSciences in October 2017. In addition, we continued our efforts to strengthen our neurology and newborn care franchises. With our acquisitions, we achieved record revenue in 2017, exceeding the goal of $500 million in annual revenue that we have shared with investors in recent years.
Notwithstanding our revenue growth of 31.2% in 2017, our net income was below our target levels and below the net income achieved in 2016. This was primarily due to lower profitability in our newborn care business unit driven by lower gross profit margins due to unfavorable revenue mix and increased investments in product engineering and required to meet regulatory standards.
Similar to the cash bonus plans we adopted in prior years, our executive officers were eligible to receive cash bonuses for 2017 based on the attainment of specific performance objectives, as further described below. The 2017 plan included a threshold requirement for all executive officers that consolidated earnings must exceed 85% of the plan target as a condition to the payment of any cash bonuses. While many of the other performance metrics were attained at a level that would result in the payment of cash bonuses, no cash bonuses were paid for 2017 because our earnings per share did not meet the threshold. We believe that the cash bonus plan operated effectively in 2017 to establish meaningful performance criteria, resulting in no bonus payments as our earnings target was not satisfied. This being the case, we recognize that the responsibilities of our executive officers were increased substantially with the addition of the Otometrics and neurocritical care/neurosurgical product lines in 2017, and that our executves expended significant additional efforts to integrate these new businesses.
At our annual meeting in 2017, approximately 91% of the stockholders who voted on our 2017 Say on Pay proposal voted in favor of the proposal. Considering this outcome, the Compensation Committee determined that it would continue to apply the same philosophy and guiding principles to the 2018 compensation for the Company’s named executive officers, and, as a result, did not change the structure of our executive compensation for 2018.
Our Business and Our Compensation Philosophy
We believe that opportunities exist for us to increase stockholder value by increasing our per-share earnings, and believe that the optimal manner of doing so is to increase the revenue base of the Company. We seek revenue growth through organic growth involving, primarily, the introduction of existing products into new markets and the internal development of new products, as well as via acquisitions of complementary products and businesses. Our business plans challenge our executives to seek growth through both of these means, and we expect over time to achieve a higher level of overall growth than could be achieved through either method alone. Further, we expect our business, including the businesses that we acquire, to be operated efficiently so that earnings can grow as we increase revenue. We also seek to achieve earnings growth by managing our business efficiently and implementing cost reduction efforts from time to time when we determine that we can do so without impairing our ability to operate effectively.
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
In consideration of these factors, the primary objectives of our executive compensation are:
Retain Qualified Executive Talent. During the period from 2003 to 2017 we have substantially increased the size of our company. In this time period, we have completed 28 acquisitions of companies with principal offices in six different countries. We believe that maintaining continuity within our executive team has contributed significantly to our ability to achieve this growth. Our business is competitive and our corporate headquarters is in an area where there is significant competition for executive talent. In light of these factors, a key objective of our compensation is to allow us to retain qualified executives.
Attract Qualified Executives. We understand that we may find it in our interests to, or may be required to, add new individuals to our executive team from to time. For example, in February 2018 we added two new executive officers to head our newborn care and Otometrics operations. For us to be appropriately positioned to attract new talent as needed, we must be prepared to, and be perceived as an employer that is willing to, offer competitive compensation.
Link Compensation to Achievement of Our Business Objectives. We believe that a significant portion of the current period cash compensation that our executives are eligible to receive should be tied to attainment of goals that our Compensation Committee has determined are most capable of increasing stockholder value for the Company. Accordingly, our annual bonus plan has been tied to earnings and revenue goals and, for certain of our executives, the attainment key business objectives.
Provide Direct Incentives for the Enhancement of Stockholder Value Over the Long Term. The effectiveness of our management in operating our business has a strong influence on the value of our common stock over time. We believe that our executives should be positioned to share, with our stockholders, in the gains and losses from changes in the value of our common stock over time and that this form of compensation will further motivate our executives to seek to increase long-term stockholder value.
Elements of Compensation
Our executive officers’ compensation currently has two primary elements of compensation: (i) cash compensation in the form of salary and annual incentive awards, and (ii) equity awards in the form of restricted stock awards. In addition, we provide our executive officers with benefits that are available generally to all salaried employees.
We believe that we would impair our ability to retain our executives or, as required, attract new executives if we did not offer a competitive salary. As such, our goal is to provide salaries that are sufficient to make us reasonably confident of our ability to retain our executive team without overpaying. We further believe that a substantial portion of the cash compensation that our executives are eligible to receive should be directly tied to corporate performance. We believe that our annual business plans represent reasonably challenging targets, as evidenced by our paying no cash bonuses for 2017 and paying cash bonuses in the range of 17% to 64% of target for 2016. Our long-term equity-based incentive awards are designed to provide a competitive compensation package and to motivate our executives to increase stockholder value.
In establishing compensation, we take into account the compensation that is payable by companies that we believe to be our competitors and by other companies with which we believe we generally compete for executives. To this end, our Compensation Committee works with an outside compensation consultant, Willis Towers Watson, to define the criteria used to identify appropriate market comparisons for establishing compensation levels and the mix of salary, incentive compensation, and equity compensation. When determining our peer companies, we focus on identifying companies with whom we compete directly for customers and employees, as well as other medical device companies in the United States. In addition, we select companies that are similar to our size, limiting the peer group to companies whose trailing twelve-month revenue is generally within a range of approximately 0.5x to 2.0x of our projected annual revenue.
Our Compensation Committee requested and received a formal report from, Willis Towers Watson, to assist it in its deliberations for 2017 cash and equity compensation. The peer companies used in that report were: ABIOMED, Inc.; Accuray; Analogic; AngioDynamics; CONMED Corporation; Globus Medical, Inc.; Haemonetics Corporation; ICU Medical; Insulet Corporation; Integra LifeSciences; Masimo Corporation; Merit Medical Systems, Inc.; NuVasive, Inc.; Nxstage Medical, Inc.; Omnicell; and The Spectranetics Corporation. For the purpose of establishing competitive compensation ranges for elements of compensation, Willis Towers Watson considered the most recently reported compensation information for the peer group companies as well as the applicable compensation survey information based on our size and industry. The peer group was revised from the previous year group with the assistance of Willis Towers Watson in establishing compensation with two companies removed, as one company was acquired (Cyberonics), and another was deemed too small (Abaxis). Three companies were added (Integra LifeSciences, Insulet and Haemonetics) to the peer group based on the criteria described above. In addition to the reports from Willis Towers Watson, in determining the compensation of each of our executive officers other than that the Chief Executive Officer, our Compensation Committee considers the recommendations of the Chief Executive Officer.
Willis Towers Watson has worked directly with the Compensation Committee (and not on behalf of management) to assist the Compensation Committee in satisfying its responsibilities and will undertake no projects for management except at the request of our Compensation Committee chair and in the capacity of our Compensation Committee’s agent. To date, Willis Towers Watson has not undertaken any projects for management or for the Company other than advising the Compensation Committee with respect to compensation matters and assisting the Company in the preparation of the pay ratio disclosure required for the first time in this Annual Report on Form 10-K for the year ended December 31, 2017. The Compensation Committee has concluded that none of Willis Towers Watson’s work to date has raised any conflicts of interest that will prevent Willis Towers Watson from being independent consultants to the Compensation Committee.
We view the cash and equity elements of compensation as distinct. We think that each of these main components must be perceived by our executives as largely competitive with the corresponding compensation element paid by our peer companies. While we view cash and equity elements of compensation as distinct, we do link these two components of compensation insofar as it is our goal to establish aggregate cash and equity compensation that is between the median and the 75th percentile of our peer group, assuming achievement of target level of performance, with the understanding that we may from time to time elect to provide compensation above this level in connection with the hiring of a new executive if we determine that it is necessary to provide compensation at this level to attract an executive with skills and experience we desire.
Because we seek to provide cash compensation that our executives regard as competitive with relevant market conditions, when setting salaries and aggregate cash compensation we are mindful of the corresponding amounts of cash consideration of our peer group. However, we may set an individual officer’s salary and target bonus above or below median levels of our peer group, as determined to be appropriate by the Compensation Committee. We believe that this approach is sufficient to achieve our retention goals. For the achievement of performance goals above plan, our executives can earn aggregate cash consideration that is substantially above the median level of the peer group. We believe that this is appropriate because we adopt business plans that are a challenge for us to attain, and we believe that if our executives exceed the demanding targets in these plans they should be eligible to receive higher levels of compensation.
We view our compensation decisions as an exercise in paying competitive compensation, with desired performance goals, on an annual basis. Our cash compensation is not tied to performance beyond one year. Our equity awards vest over a period of time, and as such are impacted by the value of our common stock over the vesting period of the restricted stock. We do not take account of prior wealth accumulation by our executives from the receipt of cash on exercise or vesting of equity awards as we do not believe these prior period returns provide a significant motivation or retention benefit in the current period. Further, we do not set the compensation of our executives at any multiple or ratio to the compensation of other executives or employees. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and immediate compensation, between cash and non-cash compensation, or among different forms of non-cash compensation, other than as described in this Compensation Discussion and Analysis for the manner in which we make restricted stock awards to executives.
Our Compensation Committee’s current intent is to perform on a regular basis a strategic review of our executive officers’ overall compensation packages to determine whether they provide adequate incentives and motivation and whether they adequately compensate our executive officers relative to comparable officers in our peer group companies.
Base Salaries
Our Compensation Committee reviews the base salaries of our executives annually and may adjust an officer’s salary if it determines that such a change is merited on the basis of the officer’s personal performance and market conditions. As set forth in the “Summary Compensation” table below, the Compensation Committee approved 2017 salary increases for executive officers based on market conditions, individual performance of the executives, the Company’s growth and the Company’s increased complexity of operation.
Cash Incentive Plan
As noted above, one element of our cash compensation has been a performance-based incentive plan. In 2015, upon the recommendation of the Board and Compensation Committee, our stockholders approved a Cash Incentive Plan, or CIP, for the Company to preserve our ability to deduct “performance-based compensation” awards pursuant to Section 162(m) of the Internal Revenue Code of 1986. The 2017 CIP further described below, which is the performance-based cash incentive plan for 2017, was adopted pursuant to the CIP.

Maximum Bonus and Performance Goals

The 2017 CIP applied the same performance metrics, with the same weighting, as the 2016 CIP for our CEO and CFO. In both plans, the bonus opportunity for our CEO and CFO was based primarily on consolidated adjusted pre-tax earnings per share with a lesser weighting for consolidated revenue. For our CEO and CFO the target bonus for 2017 was weighted (i) at 80% for attainment of the consolidated pre-tax earnings per share contained in the Company’s 2017 business plan approved by the Board (“2017 Plan”) and (ii) at 20% for attainment of the consolidated revenue contained in the 2017 Plan.
For Mr. Noll, the Vice President and General Manager of our Neurology strategic business units (“SBUs”) and Mr. Traverso, who served through the first quarter of 2017 as the general manager of our Newborn care SBU, the target bonus under the 2017 CIP was based on the achievement of five metrics: (i) the consolidated pre-tax earnings per share contained in the 2017 Plan weighted at 15%, (ii) the consolidated revenue contained in the 2017 Plan weighted at 15% (iii) the pre-tax earnings per share of their respective strategic business units contained in the 2017 Plan weighted at 25%, (iv) the revenue of their SBUs contained in the 2017 Plan weighted at 25%, and (v) successful completion of discrete operational goals for their respective SBUs in 2017 weighted at 20%. These performance metrics were the same performance categories implemented in the 2016 CIP. Dr. Chung’s bonus was based on the achievement of the following three metrics: (i) the consolidated pre-tax earnings per share contained in the 2017 Plan weighted at 60%, (ii) the consolidated revenue contained in the 2017 Plan weighted at 20% and (iii) the successful completion of discrete operational goals weighted at 20%. These performance metrics were the same performance categories implemented in the 2016 CIP for Dr. Chung.

The target consolidated revenue for 2017 was $519,400,000.00. The target amount of consolidated non-GAAP EPS was $ 1.89. The 2017 CIP required as a threshold to the payment of cash bonuses to any executive officers that we achieve the non-GAAP EPS target at a minimum of the 85% level. Because it was clear that no bonus payments would be made for 2017 in light of our actual operating results, the actual adjustments to EPS were not calculated. Had it been necessary to determine adjusted EPS for 2017, the likely adjustments would have been to eliminate restructuring costs, costs of acquisitions, and remediation costs at the Company’s Seattle facility.

Target amounts for our named executive officers under the 2017 CIP were established as a percentage of the base salaries of the respective officers and were as follows:

Name:	($) Minimum Bonus	($) Target Bonus	($) Maximum Bonus
James B. Hawkins, Chief Executive Officer	400,000	800,000	1,600,00
Jonathan A. Kennedy, Senior Vice President Finance and Chief Financial Officer	156,000	312,000	624,000
Austin A. Noll, III, Vice President, General Manager, Neurology	90,000	180,000	360,000
Kenneth M. Traverso, Vice President, General Manager, Newborn Care (1)	82,500	165,000	330,000
D. Christopher Chung, M.D., Vice President Medical Affairs, Quality and Regulatory Affairs	60,000	120,000	240,000

(1) Mr. Traverso served as the general manager of our Newborn Care SBU, and as an executive officer, through the first quarter of 2017, following which time he continued as an employee.
Equity-Based Compensation Element
Equity-based compensation provides employees with a common interest with our stockholders to increase the value of our common stock. Equity awards are granted to employees, including our executive officers, in the form of restricted stock and restricted stock units. Equity grants help retain key employees because they typically cannot be fully exercised or are subject to a right of repurchase for four years. In addition, the four-year vesting schedule also helps focus our employees on long-term performance.
From 2006 until December 2014, we sought to achieve the equity portion of aggregate compensation through stock option grants and restricted stock awards, with each comprising approximately half of the value of the annual equity award. From December 2014 forward, the annual equity award is comprised solely of restricted stock awards.
Equity-based compensation is granted to an executive officer when the executive first joins us. Additional equity-based compensation may be granted in connection with a significant change in responsibilities. Further, we typically make annual equity awards to our executive officers. In making these awards our Compensation Committee applied the compensation philosophy discussed above. In particular, the Compensation Committee used equity awards to help to provide total annual compensation that was consistent with its goals for total compensation, to incent our executives to increase the per share value of the Company over the course of the vesting period of these awards and to provide a mechanism for the retention of the executives over the course of the vesting of the awards. The Compensation Committee’s procedure for timing of equity awards provides assurances that grant timing is not being manipulated to result in a price that is favorable to employees. In 2015, the Compensation Committee revised its practice with regard to the granting of equity awards to employees and did so at the beginning of the year in connection with its establishment of cash compensation. Previously, equity awards were made promptly following the annual meeting of stockholders, typically in June of each year. The exercise price for all option grants is the closing price on the last completed day of trading prior to the meeting of the Compensation Committee at which the options are granted.
In 2018 we revised the form of award agreement for our equity-based awards to provide that unvested awards would vest upon retirement if the employee had attained the age of 65 and had been continuously employed for at least 10 years. Our Compensation Committee elected to make this change because it sought to have the ability to continue to motivate employees to remain in our employ following the attainment of age 65, even if the employee might not otherwise be committed to working through the full customary vesting term. This provision applies to all recipients of equity awards made after the adoption of this change, including Executive Officers.
Employment Agreements and Change in Control Arrangements
We entered into employment agreements with Kenneth M. Traverso in November 2002 and D. Christopher Chung, M.D. in February 2003, both of which were amended in December 2008, and with James B. Hawkins in April 2004, which was amended in April 2008, December 2008, and April 2014. We entered into an employment agreement with Austin A. Noll, III on August 1, 2012 and Jonathan A. Kennedy on April, 11, 2013. In addition, with the exception of Mr. Hawkins and Mr. Kennedy, the other executives entered into Amended Employment Agreements with the Company in August, 2014. Other than Mr. Hawkins, the terms of these agreements are substantially the same. Upon termination of employment for cause, death, or disability, the executive will only be eligible for severance benefits, if any, in accordance with the Company’s established policies for all employees as then in effect, which consist primarily of short-term disability and group life insurance benefits.
Should an officer’s, other than Mr. Hawkins’ employment with us terminate for other than cause, death or disability, the officer shall be entitled to:

•
Receive continuing payments of severance pay, less applicable withholding taxes, at a rate equal to the officer’s then current base salary rate for a period of twelve months commencing with the latest payroll date that is also within 70 days from the date of “separation from service” (with earlier commencement possible only if in compliance with Section 409A of the Internal Revenue Code and with payments that would have been made on earlier payroll dates, but for this provision, cumulated and paid on such payroll date);

•
The immediate vesting and exercisability of any unvested stock options and of restricted stock, or other equity awards, which in the case of stock options would be exercisable for a period of 30 days after such termination; and

•
Continued payment by the Company of COBRA benefits through the lesser of (i) six to eighteen months from the effective date of such termination, (ii) the date upon which the officer and the officer’s eligible dependents become covered under similar plans, or (iii) the date the officer no longer constitutes a “Qualified Beneficiary”, as such term is defined in Section 4980B(g) of the Internal Revenue Code of 1986, as amended.

These agreements provide for the same severance benefits as above if the officer terminates his employment for “good reason” within 12 months following a change-in-control transaction, in which case the executive also is eligible to receive a cash payment equal to the amount of the officer’s target bonus in effect at the time of the change-in-control event occurs or the actual bonus at the time of the officer’s termination. Employment termination is for “good reason” if it follows a material reduction in the officer’s duties or responsibilities, a reduction in base salary, a material reduction in employee benefits, relocation of more than 35 miles from the officer’s present location, or the failure of a successor entity to assume the employment agreement. A change in control for such employment agreements is a transaction by which someone acquires more than 50% of the Company’s outstanding voting power, a change in the Board within a two-year period such that fewer than a majority are incumbent directors, a merger or consolidation following which the stockholders of the Company own 40% or less of the combined voting power of the Company or the surviving entity, or the sale of all or substantially all of the assets of the Company.
Should Mr. Hawkins’ employment with us terminate for other than cause, death or disability, Mr. Hawkins shall be entitled to:

•	Receive a lump sum payment due and payable within thirty (30) days after the date of separation, less applicable withholding taxes, equal to two times his then current base salary;

•
The immediate vesting of any unvested stock options, restricted stock, or other equity awards, which in the case of stock options would be exercisable for a period of 30 days after such termination; and

•
Continued payment by the Company of COBRA benefits through the lesser of (i) 18 months from the effective date of such termination, or (ii) the date upon which he or his eligible dependents become covered under similar plans

The agreement provides that if within twelve months of a change in control transaction Mr. Hawkins terminates his employment for “good reason” or is terminated without cause, then Mr. Hawkins will receive (i) a lump sum payment due and payable within thirty (30) days after the date of separation, less applicable withholding taxes, equal to two times the sum of (A) the greater of his then current base salary rate and his base salary rate in effect immediately prior to the change in control transaction and (B) the greater of 100% of his target bonus then in effect and 100% of his target bonus as in effect immediately prior to the change in control transaction; (ii) continued provision of COBRA or similar benefits through the lesser of twenty-four months or the date upon which Mr. Hawkins becomes covered under similar plans; and (iii) the immediate vesting of unvested stock options, restricted stock and other equity awards. Employment termination is for “good reason” if it follows a material reduction in the officer’s duties or responsibilities, a material reduction in base salary, a material reduction in employee benefits, relocation of more than 35 miles from the officer’s present location, or the failure of a successor entity to assume the employment agreement. A change in control for purposes of this employment agreement is a transaction by which someone acquires more than 50% of the Company’s outstanding voting power, a merger or consolidation following which the stockholders of the Company own 40% or less of the combined voting power of the Company or the surviving entity, stockholder approval of a plan to liquidate the Company, or the sale of all or substantially all of the assets of the Company.
To be eligible for termination benefits, all executives must comply with certain non-compete and non-solicitation provisions and retention is conditioned on execution of a release of claims.

The base salaries for our named executive officers for 2017 were as follows: James B. Hawkins, $820,000; Jonathan A. Kennedy, $490,000; Austin A. Noll, III, $370,000; Kenneth M. Traverso, $340,000; and D. Christopher Chung, M.D., $310,000.
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
Our 2011 Stock Awards Plan provides for the grant of options to purchase our common stock to employees, directors and consultants. Under the predecessor plan, prior to June 14, 2006, options granted to employees had a contractual term of ten years; options granted since June 14, 2006 have a contractual term of six years. The 2011 plan and the predecessor plan provide that after certain “change in control” events, including, for example, our merger with or into another corporation or the sale of all or substantially all of our assets, outstanding options may be assumed or equivalent options may be substituted, by the successor corporation. The plans provide that the plan administrator may provide that if an optionee’s options are assumed or substituted and the optionee’s status as our employee or employee of the successor corporation is terminated within 12 months other than by a voluntary resignation or termination for cause, the option may become fully exercisable. Further, if the successor corporation does not assume an outstanding option or substitute for it an equivalent option, the option becomes fully vested and exercisable.
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
Accounting Treatment
We account for equity compensation paid to our employees under ASC Topic 718 which requires us to estimate and record an expense over the service period of the award. Our cash compensation is recorded as an expense at the time the obligation is accrued. We structure the cash compensation element of our incentive compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible by us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options granted at fair market value should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to employees.
Tax Deductibility of Executive Compensation
Section 162(m) of the Tax Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to certain executive officers.  While our Compensation Committee may consider the deductibility of awards as one factor in determining executive compensation, our Compensation Committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the awards are not deductible by us for tax purposes.

Recent changes to Section 162(m) in connection with the passage of the Tax Cuts and Jobs Act repealed exceptions to the deductibility limit that were previously available for “qualified performance-based compensation” (including stock option grants, performance-based cash bonuses and performance-based equity awards, such as performance-based restricted stock units) effective for taxable years after December 31, 2017.  As a result, any compensation paid to certain of our executive officers in excess of $1 million following December 31, 2017 will be non-deductible. However, compensation payable pursuant to certain binding arrangements in effect on November 2, 2017 may qualify for transition relief afforded by the Tax Cuts and Jobs Act and remain deductible. Because of uncertainties in the interpretation and implementation of the changes to Section 162(m) in the Tax Cuts and Jobs Act, including the scope of the transition relief, we can offer no assurance of such deductibility.
Compensation Risk

The Compensation Committee regularly reviews the Company’s compensation policies and practices, including the risks created by the Company’s compensation plans. The Compensation Committee concluded that the compensation plans reflected the appropriate compensation goals and philosophy and that any risks arising from the Company’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation of our Chief Executive Officer, Chief Financial Officer, and the other three most highly compensated executive officers (the “named executive officers”), all of whom were serving as executive officers of the Company as of December 31, 2017, except for Mr. Traverso, who served as an executive officer through the first quarter of 2017, following which time he continued as an employee1.

Name and Principal Position	Year	Salary	Stock Awards [3]	Option Awards [2]	Non-Equity Incentive Plan Compensation ($) [3]	All Other Compensation [4]	Total
James B. Hawkins Chief Executive Officer	2017 2016 2015	$820,000 750,000 700,000	$4,106,400 3,999,905 2,811,120	$-- -- --	$ 0 985,502 1,080,301	$6,144 6,064 7,522	$4,932,544 5,741,471 4,598,943
Jonathan A. Kennedy Senior Vice President Finance and Chief Financial Officer	2017 2016 2015	490,000 440,000 410,000	1,113,600 1,000,090 792,159	-- -- --	0 375,195 410,514	5,578 5,560 4,250	1,609,178 1,820,845 1,616,923
Austin A. Noll, III Vice President, General Manager, Neurology	2017 2016 2015	370,000 340,000 320,000	556,800 530,075 419,866	-- -- --	0 139,859 197,060	6,020 1,242 828	932,820 1,011,176 937,754
Kenneth M. Traverso Vice President, General Manager, Newborn Care	2017 2016 2015	340,000 330,000 310,000	501,120 500,045 225,000	-- -- --	0 225,229 156,055	7,124 7,072 4,319	848,244 1,062,346 945,008
D. Christopher Chung, M.D. Vice President Medical Affairs, Quality and Regulatory	2017 2016 2015	310,000 286,000 277,000	320,160 299,845 237,504	-- -- --	0 146,637 152,083	6,020 5,992 6,114	636,180 742,474 673,906

(1) Each of the named executive officers has an Employment Agreement with us that provided for an initial base salary that is subject to subsequent review and to adjustments. These agreements provide that the executive’s employment with us is on an “at will” basis. These agreements also provide for certain payments and other benefits upon termination of employment in certain circumstances, as further described under “Employment Agreements and Change in Control Arrangements” in the “Compensation Discussion and Analysis” above, and in the “Potential Payments Upon Termination or Change in Control” section below.
(2) The amounts included in the “Stock Awards” and “Option Awards” columns represent the grant-date fair value of the awards on the date of grant, computed in accordance with ASC Topic 718, except that in the case of option awards, a forfeiture rate of zero percent has been used. The assumptions we use in calculating these amounts, other than the exclusion of the impact of estimated forfeitures, are discussed in Note 14-Share Based Compensation of the Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. See the “Grants of Plan Based Awards Table” for more information regarding the equity awards granted by the Company in 2017. Refer to the “Compensation Discussion and Analysis” above for a discussion of these awards.
(3) The amounts in this column reflect bonuses under our CIP for 2015 and 2016 that were paid in March 2016 and 2017. See the “Grants of Plan Based Awards Table” for more information regarding non-equity incentive plan compensation. Refer to the “Compensation Discussion and Analysis” above for a discussion of non-equity incentive plan compensation.
(4) The amounts included in the “All Other Compensation” column consist of matching contributions paid by the Company into our 401(k) plan on behalf of the named executive officers, the value of group life insurance benefits.

GRANTS OF PLAN BASED AWARDS - FISCAL 2017
This table discloses the actual numbers of stock options and restricted stock awards granted to our named executive officers in 2017 and the grant date fair value of these awards. It also captures the payouts under the Company’s 2017 Management EMIP.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards [1] Threshold Target Maximum ($)($)($)			All Other Stock Awards: Number of Shares of Stock or Units [2]	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)[3]
Mr. Hawkins	01/02/2017	400,000	800,000	1,600,000	118,000			$4,106,400
Mr. Kennedy	01/02/2017	156,000	312,000	624,000	32,000			1,113,600
Mr. Noll	01/02/2017	90,000	180,000	360,000	16,000			556,800
Dr. Chung	01/02/2017	60,000	120,000	240,000	9,200			320,160
Mr. Traverso	01/02/2017	82,500	65,000	330,000	14,400			501,120

(1) Each of the named executive officers had a range of payouts targeted for 2017 non‑equity incentive compensation under our 2017 CIP based on the Company’s performance as described in “Compensation Discussion and Analysis” above.
(2) Each of the named executive officers received a grant of restricted shares in 2017 that vest as follows: 50% in January 2019, 25% in January 2020, and 25% in January 2021.
(3) Represents the grant date fair market value of restricted stock awards granted to the named executive officers in 2016 computed in accordance with ASC Topic 718. The assumptions we use in calculating these amounts are discussed in Note 14-Share Based Compensation of the Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END

	Option Awards [1]				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) [3]
Mr. Hawkins	160,000 150,000 107,708	-- -- 2,292	10.69 14.34 22.50	06/07/2018[2] 06/03/2019[2] 01/01/2020[2]	181,455	6,931,581
Mr. Kennedy	31,345 16,767	-- 833	13.24 22.50	04/08/2019[2] 01/01/2020[2]	48,990	649,018
Mr. Noll	9,375 14,250 19,583	-- -- 417	11.92 14.34 22.50	06/07/2018[2] 02/14/2019[2] 01/01/2020[2]	24,950	953,090
Dr. Chung	15,358 16,000 13,708	-- -- 292	10.69 14.34 22.50	06/07/2018[2] 06/07/2019[2] 01/01/2020[2]	14,495	553,709
Mr. Traverso	36,000 30,000 19,583	-- -- 417	10.69 14.34 22.50	06/07/2018[2] 06/07/2019[2] 01/01/2020[2]	22,770	869,814

(1) Initial grants of options to the named executive officers upon employment vest 1/8th after the completion of six months of service with the remainder vesting ratably over the next 42 months. Subsequent grants of options vest ratably over a 48 month period.
(2) Options expire 6 years from the date of grant.
(3) Represents the value of these awards based on the closing price of our stock on December 30, 2017 of $38.20.

OPTION EXERCISES AND STOCK VESTED - FISCAL 2017
The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2017 for the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) [1]	Value Realized on Vesting ($) [1]
Mr. Hawkins	--	--	148,705	5,425,244
Mr. Kennedy	--	--	53,990	2,009,868
Mr. Noll	--	--	24,700	895,565
Mr. Chung	12,642	407,333	14,795	537,519
Mr. Traverso	32,000	633,738	22,870	830,397

(1)	Represents the value of restricted stock awards that were granted on June 7, 2013, and January 1, 2014, and January 1, 2015, and January 4, 2016 that vested in 2017.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Under the employment agreements between the Company and the named executive officers, upon termination of employment for cause, death or disability, the executive will only be eligible for severance benefits, if any, in accordance with the Company's established policies for all employees as then in effect. The table that follows reflects the amount of compensation due to our named executive officers if their employment is terminated for other than cause, death or disability, or their employment is terminated or the executive terminates his employment for good cause, following a change in control, as more fully described under “Employment Agreements and Change in Control Arrangements” in the “Compensation Discussion and Analysis” above. The amounts shown below assume that such termination or change in control event was effective as of December 31, 2017.  For a discussion of the amount of compensation due to our named executive officers if their employment is terminated without cause other than in connection with a change of control, see “Employment Agreements and Change in Control Arrangements” in the “Compensation Discussion and Analysis” above.

Name	Cash Severance Payment	Continuation of Medical and Welfare Benefits	Acceleration of Equity Awards [1]	Total Termination Benefits
Mr. Hawkins	$2,440,000	$42,030	$6,967,565	$9,449,595
Mr. Kennedy	810,000	38,543	1,884,496	2,773,039
Mr. Noll	550,000	38,543	959,637	1,548,180
Dr. Chung	430,000	38,543	558,293	1,026,836
Mr. Traverso	505,000	38,543	876,361	1,419,904

(1)
The amounts shown in the table represent the payments to which the officer is entitled for a termination following a change in control. For termination without cause other than in connection with a change of his control, his cash severance payment and other benefits are detailed in the “Employment Agreements and Change in Control Arrangements” Section, above.

Pay Ratio Disclosure
Our ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all our employees (excluding our Chief Executive Officer) for 2017 is 90 to 1. We believe this ratio, which was calculated in a manner consistent with Item 402(u) of Regulation S-K, to be a reasonable estimate, based upon the assumptions and adjustments described below. As disclosed in the 2017 Summary Compensation Table, the annual total compensation for 2017 for our Chief Executive Officer was $4,932,544. The annual total compensation for 2017 for our median employee was $55,061. In identifying the median employee under Item 402(u), reporting companies are permitted to use reasonable estimates, assumptions and methodologies based on their own facts and circumstances. As a result, the disclosure regarding the compensation of our median employee may not be directly comparable to similar disclosure by other reporting companies.
Calculation Methodology
We identified the employee with compensation at the median of the compensation of all of our employees (the “median employee”) by considering our employee population as of December 20, 2017 (the “employee population determination date”). We considered all individuals, excluding our Chief Executive Officer, who were employed by us on a world-wide basis (including our consolidated subsidiaries) on the employee population determination date, whether employed on a full-time, part-time, seasonal or temporary basis, including employees on a partial year leave of absence (our “employee population”), subject to the application of the “de minimis” exemption as described below.
The de minimis exemption allows us to exclude up to 5% of our total employees who are non-U.S. employees. Our total number of employees, including U.S. and non-U.S. employees as of the employee population determination date was 2,176, and we used this number to calculate the maximum number of employees excludable under the de minimis exemption. Accordingly, in identifying the median employee, we used the de minimis exemption to exclude the following numbers of employees who are employed in the following countries: Australia (12), Brazil (1), China (36), Spain (9), Finland (2), Hong Kong (3), India (2), Jordan (2), Lebanon (1), Mexico (2), Malaysia (1), Netherlands (3), Norway (2), New Zealand (1), Portugal (1), Sweden (4), Singapore (4) and South Africa (1).
Multiple consistently applied calculation measures (“CACM”) were reviewed before selecting base salary as the CACM for purposes of identifying the median employee. The employee compensation data under review reflects 2017 figures.
For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using foreign exchange rates in effect on the employee population determination date. We did not make any cost-of-living adjustments for employees outside of the United States. For employees hired between January 1, 2017 and the employee population determination date, we calculated their cash compensation described above as if they had been employed for the entire measurement period.
We believe our methodology represents a CACM that strikes a balance in terms of administrative burden while consistently treating all the primary compensation components for our worldwide employee population.
Using this methodology, we identified the median employee who was in the sales department and based in the United States.
We calculated the annual total compensation for the median employee using the same methodology we use to calculate the amount reported for our named executive officers in the “Total” column of the Summary Compensation Table.

DIRECTOR COMPENSATION
Directors who are employees receive no additional compensation for serving on the Board or its committees. The table below discloses the annual compensation provided during the year ended December 31, 2017 to directors who are not employees:

Name	Fees Earned or Paid in Cash ($) [1]	Stock Awards ($) [2]	Option Awards ($) [2,3]	Total ($)
Mr. Gunst	166,000	149,468	--	312,985
Ms. Engibous[4]	88,775	149,468	--	235,760
Mr. Ludlum[5]	101,000	149,468	--	247,985
Mr. Moore[6]	95,549	149,468	--	242,534
Ms. Paul[7]	77,218	149,468	--	224,203

(1) For 2017, fees earned and paid in cash were based on the following retainer and payment schedule:
Board Retainer                    $60,000
Audit Committee Member Retainer            $15,000
Compensation Committee Member Retainer        $10,000
Nominating Committee Member Retainer        $5,000
Chairman of the Board                $75,000
Audit Chair Retainer                $20,000
Compensation Chair Retainer            $10,000
Nominating Chair Retainer            $7,500
Compliance Chair Retainer            $10,000
Compliance Committee Member Retainer        $10,000

(2) Represents the grant‑date fair market value of restricted stock awards granted to the directors in 2017 computed in accordance with ASC Topic 718. Assumptions we use in calculating these amounts, other than the exclusion of the impact of estimated forfeitures, are discussed in Note 12-Share Based Compensation of the Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
(3) At December 31, 2017, Ms. Engibous had 18,000 options and 4,400 unvested restricted shares outstanding, Mr. Gunst had 18,000 options and 4,400 unvested restricted shares outstanding, Mr. Ludlum had 13,000 options and 4,400 unvested restricted shares outstanding, Mr. Moore had 13,000 options and 4,400 unvested restricted shares outstanding, and Ms. Paul had 4,400 unvested restricted shares outstanding.

(4) Nominating and Governance Committee Chair.

(5) Audit Committee Chair.

(6) Compensation Committee Chair.

(7) Compliance Committee Chair.
Compensation Committee Interlocks and Insider Participation
Our Compensation Committee consists of Ms. Engibous, Mr. Ludlum and Mr. Gunst. Mr. Moore, who served on the Compensation Committee for a portion of 2017, served as our Chief Executive Officer 26 years ago, from April 1989 to May 1992.
Compensation Committee Report
The Compensation Committee of the Board of Natus has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-k for the fiscal year ended December 31, 2017.

Respectfully submitted by:
THE COMPENSATION COMMITTEE

DORIS E. ENGIBOUS, Chair

ROBERT A. GUNST
KENNETH E. LUDLUM

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
The following table sets forth information, as of March 31, 2017, concerning:

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
The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days of the measurement date through the exercise of any stock option or other right. The address for those individuals for which an address is not otherwise provided is c/o Natus Medical Incorporated, 6701 Koll Center Parkway Suite 120, Pleasanton, CA, 94566. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table. For each individual and group included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 33,273,137 shares of common stock outstanding on March 31, 2018, plus the number of shares of common stock that such person or group had the right to acquire on or within 60 days after March 31, 2018.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Shares Beneficially Owned	Right to acquire beneficial ownership under options exercisable within 60 days	Total Beneficially Owned	Percent of Class
Principal Stockholders
BlackRock, Inc. 55 East 52nd Street New York, NY 10055 (1)	4,032,681	--	4,032,681	12.2%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746 (2)	1,619,337	--	1,619,337	4.9%
Janus Henderson Group plc (3)	2,164,927	--	2,164,927	6.5%
Silvercrest Asset Management Group LLC 1330 Avenue of the Americas, 38th Floor New York, NY 10019 (4)	1,587,355	--	1,587,355	4.8%
Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355 (5)	2,245,064	--	2,245,064	6.8%
Wellington Management Group LLP 280 Congress Street Boston, MA 02210 (6)	1,924,157	--	1,924,157	5.8%
Directors, Nominees and Named Executive Officers
Mr. Noll (7)	81,901	43,625	125,526	*
Dr. Chung (8)	136,373	45,358	181,731	*
Ms. Engibous (9)	21,750	13,000	34,750	*
Mr. Gunst (10)	50,850	13,000	63,850	*
Mr. Hawkins (11)	639,257	420,000	1,059,257	3.1%
Mr. Ludlum (12)	88,825	8,000	97,825	*
Mr. Moore (13)	123,962	8,000	131,962	*
Mr. Kennedy (14)	107,588	48,945	156,533	*
Mr. Traverso (15)	107,889	86,000	193,889	*
Dr. Paul (16)	7,460	--	7,460	*
Officers and Directors as a group (17)	1,366,865	642,303	1,927,267	6.0%

* Represents holdings of less than one percent.

(1) Based on information reported on Schedule 13-G/A filed with the Securities and Exchange Commission on January 19, 2018 by BlackRock, Inc. (“BlackRock”). BlackRock is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) of the Securities Exchange Act of 1934. BlackRock has sole voting power with respect to 3,962,335 of the shares and sole dispositive power with respect to 4,032,681 of the shares. The Schedule 13-G/A states that the following subsidiaries of Blackrock acquired the securities reported on the schedule: BlackRock (Netherlands) B.V.; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, National Association.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd; and

BlackRock Investment Management, LLC. The Schedule 13-G/A indicates that BlackRock Fund Advisors beneficially owns 5% or greater of the outstanding shares of our common stock.

(2) Based on information reported on Schedule 13-G filed with the Securities and Exchange Commission on February 9, 2018 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional is an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934. Dimensional reported that is has sole power to vote or to direct the vote of 1,528,550 and sole power to dispose or to direct the disposition of 1,619,337 shares. The shares as to which the Schedule 13-G are filed represent shared held by certain investment companies, trusts and accounts to which Dimensional furnishes investment advice and are not held by Dimensional itself.
(3) Based on information reported on Schedule 13-G filed with the Securities and Exchange Commission on February 12, 2018 by Janus Henderson Group plc. (“Janus”). Janus is a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G) of the Securities Exchange Act of 1934. Janus reported that is has shared voting power as to 2,164,927 shares and has shared dispositive power as to 2,164,927. The Schedule 13-G states that the following subsidiaries of Janus acquired the securities reported on the schedules: Janus Capital Management LLC, Intech Investment Management LLC, Perkins Investment Management LLC, Geneva Capital Management LLC, Henderson Global Investors Limited, Janus Henderson Investors Australia Institutional Funds Management Limited, and Henderson Global Investors North America Inc. The shares as to which the Schedule 13-G are filed represent shares held by individual and/or institutional clients of Janus and its named subsidiaries.
(4) Based on information reported on Schedule 13-G filed with the Securities and Exchange Commission on February 14, 2018 by Silvercrest Asset Management Group LLC (“Silvercrest”). Silvercrest is an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934 and a parent holding company or control person in accordance with Rule 240.13d-(b)(1)(ii)(G). Silvercrest reported that it has shared voting power with respect to 1,587,355 shares and shared dispositive power with respect to 1,587,355 shares. The shares as to which the Schedule 13-G are filed represent shares held by investment advisory clients of Silvercrest Asset Management Group LLC.
(5) Based on information reported on Schedule 13-G/A filed with the Securities and Exchange Commission on February 9, 2018 by The Vanguard Group. Inc. (“Vanguard”). Vanguard is an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934. Vanguard reported that it has sole power to vote or direct the vote of 60,127 shares that it beneficially owns, has shared power to vote or direct the vote of 4,500 shares, has sole power to dispose or to direct the disposition of 2,183,137 shares and has shared power to dispose or to direct the disposition of 61,927 shares. Vanguard further reported that (a) Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 57,427 shares, or 0.17%, of our common stock as a result of its serving as investment manager of collective trust accounts and (b) Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 7,200 shares, or 0.02%, of our common stock as a result of its serving as investment manager of Australian investment offerings.
(6) Based on information reported on Schedule 13-G filed with the Securities and Exchange Commission on February 8, 2018 by Wellington Group Holdings LLP (“Wellington”). Wellington is an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934 and a parent holding company or control person in accordance with Rule 240.13d-(b)(1)(ii)(G). Wellington reported that is has shared voting power with respect to 1,632,404 shares and shared dispositive power with respect to 1,924,157 of the shares. The Schedule 13-G states that the following holding companies of Wellington acquired the securities reported on the schedule: Wellington Group Holdings LLP, Wellington Investment Advisors LLP, Wellington Management Global Holdings, Ltd (“Wellington Holding Companies”). The shares as to which the Schedule 13-G are filed are held by the Wellington Holding Companies and owned of record by clients of Wellington Management Company LLP, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd., Wellington Management Hong Kong Ltd., Wellington International Ltd., Wellington Management Japane Pte Ltd., and Wellington Management Australia Pty Ltd.
(7) Includes 24,950 shares subject to a right of repurchase that expire as to 14,037 shares in 2019, 6,913 shares in 2020, and 4,000 shares in 2021 and 43,625 shares that Mr. Noll has the right to acquire within 60 days after March 31, 2018.
(8) Includes 14,495 shares subject to a right of repurchase that expire as to 8,247 shares in 2019, 3,948 shares in 2020, and 2,300 shares in 2021 and 45,358 shares that Dr. Chung has the right to acquire within 60 days after March 31, 2018.
(9) Includes 4,100 shares subject to a right of repurchase by the Company that expires in 2018 and 13,000 shares that Ms. Engibous has the right to acquire within 60 days after March 31, 2018.
(10) Includes 4,100 shares subject to a right of repurchase by the Company that expires in 2018 and 13,000 shares that Mr. Gunst has the right to acquire within 60 days after March 31, 2018.
(11) Includes 181,455 shares subject to a right of repurchase by the Company that expires with respectas to 100,477 shares in 2019, 51,478 shares in 2020, and 29,500 shares in 2021 and 420,000 shares that Mr. Mr. Hawkins has the right to acquire within 60 days after March 31, 2018.

(12) Includes 4,100 shares subject to a right of repurchase by the Company that expires in 2018 and 13,000 shares that Mr. Ludlum has the right to acquire within 60 days after March 31, 2018.
(13) Includes 4,100 shares subject to a right of repurchase by the Company that expires in 2018 and 8,000 shares that Mr. Moore has the right to acquire within 60 days after March 31, 2018.
(14) Includes 48,990 shares subject to a right of repurchase by the Company that expires as to 27,495 shares in 2019, 13,495 shares in 2020, and 8,000 shares in 2021 and 48,945 shares that Mr. Kennedy has the right to acquire within 60 days after March 31, 2018.

(15) Includes 22,770 shares subject to a right of repurchase by the Company that expires as to 12,822 shares in 2019, 6,348 shares in 2020, and 3,600 shares in 2021 and 86,000 shares that Mr. Traverso has the right to acquire within 60 days after March 31, 2018.

(16) Includes 4,100 shares subject to a right of repurchase by the Company that expires in 2018.

(17) Includes all shares referenced in notes 1 through 16 above.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Policies on Related Party Transactions
The Company has adopted and maintains a Code of Business Conduct and Ethics (the “Code”) that applies to all members of the Company’s Board, all executive officers of the Company, and to all other persons who are employees of the Company. This Code covers matters that the Company believes are supportive of high standards of legal and ethical business conduct, including those relating to fair dealing with those with whom the Company does business, the avoidance of conflicts of interest, confidentiality, the protection of corporate assets, special obligations applicable to those involved in our financial reporting, the Company’s obligation to make full, fair, accurate and timely disclosure in its filings with the Securities and Exchange Commission and in other public communications, compliance with laws, insider trading, and the reporting of violations of the Code. The Code can be found at the Company’s website, www.natus.com, under “Investors/Governance/Governance Documents.” We intend to disclose any future amendments to certain provisions of the Code, or waivers of these provisions, on our website and/or in public filings.
The Code does not distinguish between potential conflict of interest transactions with executive officers or directors and those with other employees. It notes that all covered persons must avoid situations where their interests conflict, or would appear to conflict, with those of the Company. The Code notes that it is not possible to list all types of conflict situations, but provides examples of several types of scenarios that would involve a conflict of interest, including:

•	Use of Company property

•	Dealings with customers and suppliers

•	Interests in or relationships with other companies

•	Dealings with relatives

•	Reporting obligations

•	Loans
The Code requires that covered persons report to the Company’s Chief Executive Officer ownership interest or other relationship that might affect their ability to exercise impartial, ethical judgments. The Code does not expressly set forth the standards that would be applied in reviewing or approving transactions in which directors or executive officers of the Company have a material interest. In general, any such transactions that are so identified would be submitted for approval to the Audit Committee of the Board, which is authorized by the Charter of the Audit Committee to review related party transactions. The Company expects that in reviewing, and potentially approving, any such transactions, that the Audit Committee would be provided with all material facts relative to the proposed transaction, the nature and extent of the director’s or executive officer’s interest in the transaction, and the terms upon which the products, services or other subject matter of the transaction could be provided by alternative sources. The Company further expects that any such transaction would be approved only if the Audit Committee determined that it was in the interest of the Company to proceed with it. The Company expects that pre-approval would be sought for any such transaction whenever practicable, and if pre-approval is not obtained, any such transaction would be submitted for ratification as soon as practicable.
Board Independence
The Board has determined that, except for James B. Hawkins, our Chief Executive Officer, each of our current directors has no material relationship with Natus (either directly or as a partner, shareholder or officer of another organization that has a material relationship with Natus) and is independent within the meaning of the Nasdaq Stock Market (“Nasdaq”) director independence standards. Furthermore, the Board has determined that each of the members of each of the committees of the Board has no material relationship with Natus (either directly or as a partner, stockholder or officer of an organization that has a material relationship with Natus) and is “independent” within the meaning of the Nasdaq director independence standards, including in the case of the members of the Audit Committee, the heightened “independence” standard required for such committee members set forth in the applicable SEC rules.

ITEM 14.     Principal Accounting Fees and Services
The Audit Committee of the Board has appointed KPMG LLP, an independent registered public accounting firm, to audit Natus’ consolidated financial statements for the year ending December 31, 2018. We intend to seek stockholder ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2018 at the 2018 annual meeting of stockholders.
Fees Paid to KPMG LLP for 2016 and 2017, respectively

	2016	2017
Audit Fees (1)	$ 1,891,679	$ 3,058,102
Audit-Related Fees (2)	—	70,345
Tax Fees (3)	35,473	35,024
All Other Fees (4)	1,780	1,780
Total	$ 1,928,933	$ 3,165,251

(1) Audit fees associated with the annual audit of our consolidated financial statements and statutory audits.
(2) Audit-related fees are fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes primarily fees for assistance in financial due diligence, and attestation services related to mergers and acquisitions.
(3) Tax fees are fees associated primarily with tax advice and planning services.
(4) Includes fees for online research tools.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
Our Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 2 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ JAMES B. HAWKINS
James B. Hawkins President and Chief Executive Officer

By	/s/ JONATHAN A. KENNEDY
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer
Dated: April 30, 2018

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	000-33001	9/13/2012
3.3	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
3.4	Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	6/18/2008
3.5	Amended and Restated Bylaws of Natus Medical Incorporated	10-Q	3.1	000-33001	5/9/2012
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated April 8, 2013	10-Q	10.1	000-33001	8/8/2013
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
16.1	Letter Regarding Change in Certifying Accountant	8-K	16.1	000-33001	3/28/2014
21.1#	Significant Subsidiaries of the Registrant
23.1#	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

 *    Indicates a management contract or compensatory plan or arrangement
#     Previously filed with Annual Report on Form 10-K for year ended December 31, 2017