Form 10-Q
period 2018-03-31
NATUS MEDICAL INC
filed 2018-05-09
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 2, 2018 was 33,302,866.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,471	$88,950
Accounts receivable, net of allowance for doubtful accounts of $8,200 in 2018 and $8,978 in 2017	128,056	126,809
Inventories	74,543	71,529
Prepaid expenses and other current assets	23,863	18,340
Total current assets	290,933	305,628
Property and equipment, net	22,618	22,071
Intangible assets, net	167,489	172,582
Goodwill	173,297	172,998
Deferred income tax	10,632	10,709
Other assets	17,949	25,931
Total assets	$682,918	$709,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,388	$25,242
Accrued liabilities	54,066	51,738
Deferred revenue	16,615	15,157
Total current liabilities	95,069	92,137
Long-term liabilities:
Other liabilities	21,925	21,995
Long-term debt, net	129,331	154,283
Deferred income tax	19,763	19,407
Total liabilities	266,088	287,822
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,271,530 in 2018 and 33,134,101 in 2017	314,760	316,577
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017	—	—
Retained earnings	122,048	129,115
Accumulated other comprehensive loss	(19,978)	(23,595)
Total stockholders’ equity	416,830	422,097
Total liabilities and stockholders’ equity	$682,918	$709,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$128,609	$124,660
Cost of revenue	55,369	56,913
Intangibles amortization	1,587	1,000
Gross profit	71,653	66,747
Operating expenses:
Marketing and selling	35,872	32,215
Research and development	15,443	12,753
General and administrative	17,448	16,016
Intangibles amortization	4,806	4,074
Restructuring	812	286
Total operating expenses	74,381	65,344
Income (loss) from operations	(2,728)	1,403
Other income (expense), net	(1,821)	(1,039)
Income (loss) before provision for income tax	(4,549)	364
Provision for income tax	(1,401)	16
Net income (loss)	$(3,148)	$348
Earnings (loss) per share:
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01
Weighted average shares used in the calculation of earnings (loss) per share:
Basic	32,760	32,485
Diluted	32,760	33,040
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	—	(57)
Foreign currency translation adjustment	3,617	3,647
Total other comprehensive income	3,617	3,590
Comprehensive income	469	3,938
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(3,148)	$348
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	918	1,719
Depreciation and amortization	7,915	6,744
Loss (gain) on disposal of property and equipment	52	5
Warranty reserve	(1,125)	2,806
Share-based compensation	2,362	2,756
Changes in operating assets and liabilities:
Accounts receivable	(2,242)	(2,366)
Inventories	2,885	4,622
Prepaid expenses and other assets	(5,390)	2,386
Accounts payable	(622)	(1,148)
Accrued liabilities	3,319	(8,259)
Deferred revenue	1,314	(9,329)
Deferred income tax	87	992
Net cash provided by operating activities	6,325	1,276
Investing activities:
Acquisition of businesses, net of cash acquired	—	(141,705)
Purchase of property and equipment	(2,473)	(971)
Sale of short-term investments	—	24,935
Net cash used in investing activities	(2,473)	(117,741)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	577	248
Repurchase of common stock	(4,736)	(1,308)
Taxes paid related to net share settlement of equity awards	(19)	(2,597)
Contingent consideration	(147)	(2,000)
Proceeds from borrowings	—	10,000
Deferred debt issuance costs	—	(38)
Payments on borrowings	(25,000)	—
Net cash provided by (used in) financing activities	(29,325)	4,305
Exchange rate changes effect on cash and cash equivalents	994	2,387
Net decrease in cash and cash equivalents	(24,479)	(109,773)
Cash and cash equivalents, beginning of period	88,950	213,551
Cash and cash equivalents, end of period	$64,471	$103,778
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,482	$980
Cash paid for income taxes	$1,657	$286
Non-cash investing activities:
Property and equipment included in accounts payable	$349	$230
Inventory transferred to property and equipment	$161	$245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1 - Basis of Presentation and Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Effective January 1, 2018 the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers as discussed below. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards. All of the remaining accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Recent Adopted Accounting Pronouncements
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
The Company adopted the new revenue standard on January 1, 2018, without any material impact to its accounting policies or its reported results. The Company utilized the modified retrospective method of transition and applied a practical expedient permitting the Company to not disclose the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize revenue for all reporting periods presented before January 1, 2018, the date of initial application.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740). This update is to remove the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under the ASU, the selling entity is required to recognize any current tax expense or benefit upon transfer of the asset. Similarly, the purchasing entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The Company adopted this guidance on a modified retrospective basis on January 1, 2018, recognizing a charge to retained earnings of approximately $3.9 million which reflects the unamortized portion of the deferred tax asset for both the consideration as well as the reserve.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The definition of a business affected many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this guidance prospectively on January 1, 2018 had no impact to the Company.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of this guidance prospectively on January 1, 2018 had no impact to the Company.
Recent Issued Accounting Pronouncements
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for the Company's annual and any interim goodwill impairment tests performed on or after January 1, 2020. The Company does not expect the adoption of ASU 2017-04 to have a material impact.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU also requires certain new disclosures, some of which are applicable for all companies. The ASU is effective for the Company on January 1, 2019. The Company is currently evaluating the impact that will result from adopting ASU 2018-02.
Significant Accounting Policies
Revenue Recognition
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of devices, supplies, or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.
For the majority of devices and supplies, the Company transfers control and recognizes revenue when products ship from the warehouse to the customer. The Company generally does not provide rights of return on devices and supplies. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue.
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g. installation). Judgment is required to determine the standalone selling price (SSP) for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.
The Company sells separately-priced service contracts that extend maintenance coverages for both medical devices and data management systems beyond the base agreements to customer. The separately priced service contracts range from 12 months to 36 months. The Company receives payment at the inception of the contract and recognizes revenue ratably over the service period.
For products containing embedded software, the Company determined the hardware and software components function together to deliver the products' essential functionality and are considered a combined performance obligation. Revenue recognition policies for sales of these products are substantially the same as for other tangible products.

2 - Business Combinations
Integra
On October 6, 2017, the Company acquired certain neurosurgery business assets from Integra LifeSciences (“Integra” or “Neurosurgery”) for $46.4 million in cash. As part of the acquisition, the Company acquired a global product line, including the manufacturing facility, it leases from a third party and the U.S. rights related to four other product lines. The total purchase price has been preliminarily allocated to $13.1 million of tangible assets, $19.5 million of intangible assets with an associated weighted average life of 9 years being amortized on the straight line method, and $14.9 million of goodwill, offset by $1.1 million of net liabilities. Purchase price allocation is considered preliminary at this time although no material adjustments are anticipated. Pro forma financial information for the Integra acquisition is not presented as certain Integra expense data necessary to present pro forma net income and pro forma earnings per share is not available. However, pro forma revenue assuming the acquisition occurred on January 1, 2017 would be $136.5 million for the three months ended March 31, 2017.
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
The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Otometrics are recorded in the condensed consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill. The results of Otometrics are included in the condensed consolidated financial statements since the date of the acquisition.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(3,148)	$348
Weighted average common shares	32,760	32,485
Dilutive effect of stock based awards	—	555
Diluted Shares	32,760	33,040
Basic earnings (loss) per share	$(0.10)	$0.01
Diluted earnings (loss) per share	$(0.10)	$0.01
Shares excluded from calculation of diluted EPS	390	—

4 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and subassemblies	$32,942	$44,699
Work in process	3,891	3,788
Finished goods	54,061	43,488
Total inventories	90,894	91,975
Less: Non-current inventories	(16,351)	(20,446)
Inventories, current	$74,543	$71,529
At March 31, 2018 and December 31, 2017, the Company has classified $16.4 million and $20.4 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products the Company no longer sells, inventory purchased for lifetime buys, and inventory impacted by ship holds. The Company believes these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$102,114	$(1,070)	$(44,108)	$56,936	$101,045	$(1,058)	$(42,048)	$57,939
Customer related	109,025	(50)	(32,019)	76,956	108,074	(50)	(28,972)	79,052
Trade names	49,579	(3,957)	(14,943)	30,679	49,313	(3,916)	(13,273)	32,124
Internally developed software	15,606	—	(12,820)	2,786	15,610	—	(12,293)	3,317
Patents	2,812	(132)	(2,548)	132	2,778	(133)	(2,495)	150
Definite-lived intangible assets	$279,136	$(5,209)	$(106,438)	$167,489	$276,820	$(5,157)	$(99,081)	$172,582
Finite-lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 10 years for customer related intangibles, 6 years for internally developed software, 10 years for trade names, 13 years for patents, and 11 years in total.

Internally developed software consists of $13.4 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Technology	$1,819	$1,326
Customer related	2,881	2,208
Trade names	1,626	1,587
Internally developed software	530	504
Patents	22	27
Total amortization	$6,878	$5,652

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2018	$20,367
2019	26,061
2020	23,857
2021	22,436
2022	18,785
2023	17,785
Thereafter	38,198
Total expected amortization expense	$167,489

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2017	$172,998
Purchase accounting adjustments	(595)
Foreign currency translation	894
March 31, 2018	$173,297

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$2,797	$2,815
Buildings	5,021	5,096
Leasehold improvements	3,362	3,295
Equipment and furniture	26,978	25,612
Computer software and hardware	9,792	9,760
Demonstration and loaned equipment	12,186	11,932
	60,136	58,510
Accumulated depreciation	(37,518)	(36,439)
Total	$22,618	$22,071

Depreciation expense of property and equipment was approximately $1.0 million for the three months ended March 31, 2018 and approximately $1.1 million for the three months ended March 31, 2017.

8 - Reserve for Product Warranties
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
As of March 31, 2018, the Company had accrued $3.9 million of estimated costs to bring certain NeoBLUE® phototherapy products into U.S. regulatory compliance. The Company's estimate of these costs associated with brining the NeoBLUE® phototherapy products into compliance is primarily based upon the number of units outstanding that may require repair, costs associated with shipping, and the assumption the FDA will approve the Company's plan for compliance.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$10,995	$10,670
Assumed through acquisitions	—	1,176
Additions (decreases) charged to expense	(1,125)	2,806
Reductions	(802)	(1,931)
Balance, end of period	$9,068	$12,721
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

9 - Share-Based Compensation
As of March 31, 2018, the Company has two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the three months ended March 31, 2018 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$68	$81
Marketing and selling	198	69
Research and development	276	467
General and administrative	1,820	2,139
Total	$2,362	$2,756
As of March 31, 2018, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $19.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$10	$332
Interest expense	(1,960)	(980)
Foreign currency gain (loss)	604	(428)
Other income	(475)	37
Total other income (expense), net	$(1,821)	$(1,039)

11 - Income Taxes
The Company recorded a benefit from income tax of $1.4 million and expense for income tax of $16.0 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively. The effective tax rate was 30.8% and 4.4% for the three months ended March 31, 2018 and March 31, 2017, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. These changes include a federal statutory rate reduction from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
The increase in the effective tax rate for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is primarily attributable to the changes enacted by the 2017 Act. The Company's effective tax rate for the three months ended March 31, 2018 differed from the federal statutory tax rate of 21% primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”), non-deductible expenses, and the international provisions from the 2017 Act. The changes attributable to the 2017 Act which impacted the effective tax rate directly increased the amount of non-deductible executive compensation and introduced a new type of deemed inclusion related to global intangible low taxed income (“GILTI”). The percentage impact to the tax rate related to the changes from the 2017 Act for the three months ended March 31, 2018 was significantly greater than the impact to the tax rate related to shifts in geographical mix and discrete events for the three months ended March 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In the fourth quarter of 2017, the Company recorded a provisional amount of $16.6 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, net of foreign tax credits. The transition tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest. For the three months ended March 31, 2018, there were no significant adjustments to this amount although it remains provisional. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. The future issuance of U.S. Treasury Regulations, administrative interpretations or court decisions interpreting the 2017 Act may require further adjustments and changes in the Company's estimate. The final determination of the transition tax and remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
For the three months ended March 31, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. The Company has made a policy election to treat the GILTI as a period cost and does not recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal.
The Company recorded $12.0 thousand of net tax benefit related to unrecognized tax benefits for the three months ended March 31, 2018, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible that uncertain tax benefit may change with a range of approximately zero to $1.0 million. The Company's tax returns remain open to examination as follows: U.S Federal, 2014 through 2017, U.S. States, 2013 through 2017, and significant foreign jurisdictions, 2013 through 2017.

12 - Debt and Credit Arrangements
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

At March 31, 2018, the Company was in compliance with the Leverage Ratio at 2.24 to 1.00 and the Interest Coverage Ratio at 6.58 to 1.00.

At March 31, 2018, the Company had $130.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the three months ended March 31, 2018 was 4.10%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	March 31, 2018	December 31, 2017
Revolving credit facility	$130,000	$155,000
Debt issuance costs	(669)	(717)
Less: current portion of long-term debt	—	—
Total long-term debt	$129,331	$154,283

As of March 31, 2018, the carrying value of total debt approximated fair market value.

13 - Segment, Customer and Geographic Information
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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Consolidated Revenue:
United States	$68,671	$64,710
Foreign countries	59,938	59,950
Totals	$128,609	$124,660

	Three Months Ended March 31,
	2018	2017
Revenue by End Market:
Neurology Products
Devices and Systems	$47,595	$38,190
Supplies	15,615	14,886
Services	2,737	3,193
Total Neurology Revenue	65,947	56,269
Newborn Care Products
Devices and Systems	15,966	24,137
Supplies	9,522	11,446
Services	5,403	5,050
Total Newborn Care Revenue	30,891	40,633
Otometrics Products
Devices and Systems	26,785	21,378
Supplies	4,986	6,380
Total Otometrics Revenue	31,771	27,758
Total Revenue	$128,609	$124,660

	March 31, 2018	December 31, 2017
Property and equipment, net:
United States	$10,678	$10,128
Canada	5,110	5,068
Argentina	1,495	1,591
Ireland	3,245	3,178
Denmark	1,190	1,158
Other foreign countries	900	948
Totals	$22,618	$22,071
During the three months ended March 31, 2018 and 2017, no single customer or foreign country contributed to more than 10% of revenue.

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
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of March 31, 2018 and December 31, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment. As of March 31, 2018, the Company is carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.4 million.
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
Contingent considerations are as follows (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	March 31, 2018
Liabilities:
Contingent consideration	$147	$—	$(147)	$—	$—
Total	$147	$—	$(147)	$—	$—

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2017 of Natus Medical Incorporated. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2017 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
Natus is a leading provider of newborn care, neurology, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In January 2017 we acquired Otometrics and in October 2017 we acquired neurocritical care and neurosurgical product lines from Integra LifeSciences (“Integra” or “Neurosurgery”).
End Markets
Our products address the below end markets:

•
Neurology - Includes products and services for diagnostic electroencephalography and long term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, intra-operative monitoring, diagnostic and monitoring transcranial doppler ultrasound technology, and neurocritical and neurosurgical solutions.

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

•
Otometrics - Includes products such as computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals worldwide. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS®, and Madsen®.

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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2017. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017
Devices and Systems	71%	67%
Supplies	23%	26%
Services	6%	7%
Total	100%	100%
2018 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $3.9 million in the first quarter ended March 31, 2018 to $128.6 million compared to $124.7 million in the first quarter of the previous year. Revenue for the first quarter of 2017 included approximately $9.4 million from our contract with the government of Venezuela which did not reoccur in 2018. Our revenue increase was attributable to the Neurosurgery acquisition, higher sales of our vision product line, and higher Otometrics international sales driven by Germany and China, in addition to favorable foreign exchange rates. This increase was offset by lower neurology revenue and lower newborn care business primarily as a result of backlog shipment of phototherapy products in the first quarter of 2017 that did not occur in 2018.
Net loss was $3.1 million or $0.10 per share in the three months ended March 31, 2018, compared with net income of $0.3 million or $0.01 per diluted share in the same period in 2017. The net loss was primarily due to a lower operating margin in Neurology due to unfavorable product and geographic mix, higher interest and intangible asset amortization as a result of the acquisition of Neurosurgery, other acquisition related expenses, and expenses related to the development of the new hearing aid fitting product, Otoscan® which we expect to release in the second half of 2018. We incurred additional expenses in the first quarter for 2018 relating to a proposed proxy contest at our 2018 Annual Meeting of Stockholders and expect to continue to incur expenses for this purpose in the second quarter of 2018.
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

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Inventory carried at the lower of cost or net realizable value

•	Acquisition accounting

•	Carrying value of intangible assets and goodwill

•	Long lived assets

•	Liability for product warranties

•	Income taxes

•	Share-based compensation
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2017, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	43.1%	45.7%
Intangibles amortization	1.2%	0.8%
Gross profit	55.7%	53.5%
Operating expenses:
Marketing and selling	27.9%	25.8%
Research and development	12.0%	10.2%
General and administrative	13.6%	12.8%
Intangibles amortization	3.7%	3.3%
Restructuring	0.6%	0.2%
Total operating expenses	57.8%	52.3%
Income (loss) from operations	(2.1)%	1.2%
Other income (expense), net	(1.4)%	(0.8)%
Income before provision for income tax	(3.5)%	0.4%
Provision for income tax	(1.1)%	—%
Net income (loss)	(2.4)%	0.4%

Revenues
The following table shows revenue by products during the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Neurology Products
Devices and Systems	$47,595	$38,190	25%
Supplies	15,615	14,886	5%
Services	2,737	3,193	(14)%
Total Neurology Revenue	65,947	56,269	17%
Newborn Care Products
Devices and Systems	15,966	24,137	(34)%
Supplies	9,522	11,446	(17)%
Services	5,403	5,050	7%
Total Newborn Care Revenue	30,891	40,633	(24)%
Otometrics Products
Devices and Systems	26,785	21,378	25%
Supplies	4,986	6,380	(22)%
Services	—	—	—%
Total Otometrics Revenue	31,771	27,758	14%
Total Revenue	$128,609	$124,660	3%
For the three months ended March 31, 2018, Neurology revenue increased by 17% compared to the same quarter last year. Revenue from sales of Neurology Devices and Systems increased by 25% driven mainly by the addition of revenue from Neurosurgery product lines and growth in electromyography (“EMG”) sales in our international markets. Revenue from Supplies increased by 5% mainly in our international markets. Revenue from Services decreased by 14% due to a decline in the number of test days completed in the current quarter.
For the three months ended March 31, 2018, Newborn Care revenue decreased by 24% compared to the same quarter last year. The decrease is primarily due to the recognition of approximately $9.4 million of revenue in the first quarter of 2017 from our contract with the government of Venezuela which did not reoccur in 2018 and a one-time shipment of the NeoBlue blanket backlog in the first quarter of 2017.
For the three months ended March 31, 2018, Otometrics revenue increased by 14% compared to the same period last year. This increase was driven by higher sales in China and Australia, in addition to favorable foreign exchange rates. This increase was partly offset by a decline in domestic sales which was largely attributable to the restructuring of the US sales team.
Revenue from domestic sales increased to $68.7 million for the three months ended March 31, 2018 compared to $64.7 million in the three months ended March 31, 2017. The increase in domestic revenue was driven by the addition of Neurosurgery which was partly offset by declines in Otometrics domestic revenue and Newborn Care phototherapy products resulting from first quarter 2017 shipment of prior year backlog.
Revenue from international sales remained approximately flat at $59.9 million for the three months ended March 31, 2018 compared to $60.0 million in the first quarter of 2017. Although international revenue is flat year over year, a decrease from the non-recurrence of revenue under the Venezuelan contract in the first quarter of 2017 was offset by the addition of Neurosurgery revenue, higher Otometrics international revenue and to a lesser extent, higher Newborn Care revenue on its Vision product line.

Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$128,609	$124,660
Cost of revenue	55,369	56,913
Intangibles amortization	1,587	1,000
Gross profit	71,653	66,747
Gross profit percentage	55.7%	53.5%
For the three months ended March 31, 2018, gross profit as a percentage of revenue increased 2.2% compared to the same period in the prior year. This increase in gross profit as a percentage of revenue was mainly attributable to the improvement in Newborn Care gross profit, which was lower in the prior year due to the Venezuela contract, and partly offset by the addition of Neurosurgery products.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2018	2017
Marketing and selling	$35,872	$32,215
Percentage of revenue	27.9%	25.8%
Research and development	$15,443	$12,753
Percentage of revenue	12.0%	10.2%
General and administrative	$17,448	$16,016
Percentage of revenue	13.6%	12.8%
Intangibles amortization	$4,806	$4,074
Percentage of revenue	3.7%	3.3%
Restructuring	$812	$286
Percentage of revenue	0.6%	0.2%
Marketing and Selling
Marketing and selling expenses increased in both an absolute sense and as a percentage of revenue for the three months ended March 31, 2018 compared to the same period in 2017. This was primarily due to the addition of Neurosurgery and an increase in spend for Otometrics.
Research and Development
Research and development expenses increased in both an absolute sense and as a percentage of revenue during the three months ended March 31, 2018 compared to the same periods in 2017. The increase relates to the addition of Neurosurgery products and increased spend in Otometrics related to development of the Otoscan® product.
General and Administrative
General and administrative expense increased during the three months ended March 31, 2018 as compared to the same periods in 2017. The increase is attributable to Neurosurgery acquisition, higher accounting and tax planning as a result of the new corporate tax reform, in addition to growth related spending.

Intangibles Amortization
Intangibles amortization increased during the three months ended March 31, 2018 as compared to the same periods in 2017. This increase was attributable to intangibles acquired in the Integra assets acquisition.
Restructuring
Restructuring expenses increased during the three months ended March 31, 2018 compared to the same periods in 2017. The increase during the quarter was due to an increase in severance expense.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2018 we reported $1.8 million of other expense compared to $1.0 million of other expense for the same period in 2017. This increase in expense was attributable to a higher interest expense than previous quarters due to borrowing to complete the Otometrics acquisition and acquisition of Neurosurgery assets.
Provision for Income Tax
We recorded a benefit from income tax of $1.4 million and expense for income tax of $16.0 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively. The effective tax rate was 30.8% and 4.4% for the three months ended March 31, 2018 and March 31, 2017, respectively.
The increase in the effective tax rate for the three months ended March 31, 2018 compared with the three months ended March 31, 2017 is primarily attributable to the changes enacted by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”). Our effective tax rate for the three months ended March 31, 2018 differed from the federal statutory tax rate of 21% primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”), non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017. The changes attributable to the 2017 Act which impacted the effective tax rate directly increased the amount of non-deductible executive compensation and introduced a new type of deemed inclusion related to global intangible low taxed income (“GILTI”). The percentage impact to the tax rate related to the changes from the 2017 Act for the three months ended March 31, 2018 was significantly greater than the impact to the tax rate related to shifts in geographical mix and discrete events for the three months ended March 31, 2017.
We recorded $12.0 thousand of net tax benefit related to unrecognized tax benefits for the three months ended March 31, 2018, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $1.0 million. Our tax returns remain open to examination as follows: U.S Federal, 2014 through 2017, U.S. States, 2013 through 2017, and significant foreign jurisdictions, 2013 through 2017.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$64,471	$88,950
Working capital	195,864	213,491

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$6,325	$1,276
Net cash used in investing activities	(2,473)	(117,741)
Net cash provided by (used in) financing activities	(29,325)	4,305
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2018, we had cash and cash equivalents outside the U.S. in certain of our foreign subsidiaries of $51.9 million. We intend to permanently reinvest the cash held by our foreign subsidiaries except for Excel-Tech and Natus Ireland subsidiaries, which we intend to repatriate. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank and Citibank, NA that provides for an aggregate $150.0 million secured revolving credit facility. On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuances of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of March 31, 2018 we had $130.0 million outstanding under the Credit Facility.
During the three months ended March 31, 2018 cash provided by operating activities of $6.3 million was the result of $3.1 million of net loss, non-cash adjustments to net loss of $10.1 million, and net cash outflows of $0.6 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization due to the Neurosurgery assets acquisition and share based compensation. Cash used in investing activities during the period was $2.5 million, driven by cash used to acquire other property and equipment. Cash used in financing activities during the three months ended March 31, 2018 was $29.3 million and consisted of repayment of borrowing of $25.0 million, $4.7 million for repurchases of common stock under our share repurchase program, and $0.1 million for contingent consideration payments partially offset by stock option exercises of $0.6 million.
During the three months ended March 31, 2017 cash provided by operating activities of $1.3 million was the result of $0.3 million of net income, non-cash adjustments to net income of $14.0 million, and net cash inflows of $13.1 million from changes in operating assets and liabilities. The change in non-cash adjustment to net income was driven by increased depreciation and amortization and additional warranty and accounts receivable reserves. The change in operating assets and liabilities in the first quarter of 2017 was driven primarily by a decrease in deferred revenue relating to the Venezuelan contract. Cash used in investing activities during the 2017 period was $117.7 million, driven by the acquisition of Otometrics for $149.2 million, offset by the sale of short-term investments of $24.9 million. Cash used to acquire other property and equipment was $1.0 million. Cash provided by financing activities during the three months ended March 31, 2017 was $4.3 million and consisted of proceeds from borrowing $10.0 million and stock option exercises of $0.2 million, partially offset by $1.3 million for repurchases of common stock under our share repurchase program, $2.6 million for taxes paid related to net share settlement of equity awards, and $2.0 million for a contingent consideration payment for the RetCam acquisition.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarized our contractual obligations and commercial commitments as of March 31, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$62,099	$59,800	$2,299	$—	$—
Operating lease obligations	30,206	4,903	10,906	7,330	7,067
Bank debt	130,000	—	—	130,000	—
Interest payments	14,487	5,959	7,364	1,164	—
Repatriation tax	$11,942	$955	$1,911	$1,911	$7,165
Total	$248,734	$71,617	$22,480	$140,405	$14,232
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
The interest payments note above are an estimate of expected interest payments, but could vary materially based on the timing of future loan draws and payments. See Note 12 to these Condensed Consolidated Financial Statements for additional discussion on our debt and credit arrangements.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 11 of our Condensed Consolidated Financial Statements for further discussion on income taxes.
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the three months ended March 31, 2018, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our condensed consolidated financial condition, results of operations, or liquidity.
Recent Accounting Pronouncements
See Note 1 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements that affect us.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, but are not limited to, statements regarding the following: our expectations regarding our new products, including the timing of the release of our Otoscan® product, our expected repatriation of offshore cash, the sufficiency of our current cash and cash equivalents, and any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, and our intent to acquire additional technologies, products, or businesses.
Forward-looking statements are not guarantees of future performance and are subject to substantial risks and uncertainties that could cause the actual results predicted in the forward-looking statements as well as our future financial condition and results of operations to differ materially from our historical results or currently anticipated results. Investors should carefully review the information contained under the caption “Risk Factors” referred to in Part II, Item 1A of this report for a description of risks and uncertainties. All forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update forward-looking statements.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to risks associated with changes in interest rates, as the interest rates on a revolving credit facility may vary with the federal funds rate, LIBOR, and our ability to repay the debt. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion on the market risks we encounter.

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
At December 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, had evaluated the effectiveness of our disclosure controls and procedures as of the end of that period. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2017. That conclusion was based on the material weakness in our internal control over financial reporting further described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The material weakness identified by our management was due to not performing an effective risk assessment relating to significant acquisitions, and as a result we did not adequately design control activities over the accounting for the acquisition of Otometrics. This material weakness did not result in material misstatements in the consolidated financial statements as of and for the fiscal year ended December 31, 2017. However, the control deficiencies create a reasonable possibility that a future material misstatement will not be prevented or detected on a timely basis.
At March 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018 due to the material weakness described above that has not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the first quarter of 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Remediation Effort to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, we will operate our redesigned purchase price allocation controls to account for the Integra Asset Acquisition of our Neurosurgery business which we acquired during the fourth quarter of 2017. Our remediation actions will include:

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The defendants moved to dismiss the Amended Complaint, and in February 2018 the motion to dismiss was granted with leave to amend. Plaintiffs re-filed an amended complaint in April 2018, and Natus' response is due in May 2018. The Company continues to believe that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$30,000,000
February 1, 2018 - February 28, 2018	29,722	$31.23	29,722	$29,071,782
March 1, 2018 - March 31, 2018	118,171	$32.12	118,171	$25,276,129
Total	147,893	$32.12	147,893	$25,276,129
On February 22, 2018, the Board of Directors authorized the repurchase of up to $30 million in common stock with an expiration date of February 26, 2019.

ITEM 5.    Other Information

None

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 9, 2018	By:	/s/ James B. Hawkins
James B. Hawkins President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2018	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)