Form 10-Q
period 2018-06-30
NATUS MEDICAL INC
filed 2018-08-08
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of August 1, 2018 was 33,440,032.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,908	$88,950
Accounts receivable, net of allowance for doubtful accounts of $6,575 in 2018 and $8,978 in 2017	122,971	126,809
Inventories	76,630	71,529
Prepaid expenses and other current assets	32,224	18,340
Total current assets	286,733	305,628
Property and equipment, net	21,645	22,071
Intangible assets, net	162,559	172,582
Goodwill	163,550	172,998
Deferred income tax	10,296	10,709
Other assets	18,855	25,931
Total assets	$663,638	$709,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,053	$25,242
Accrued liabilities	54,874	51,738
Deferred revenue	16,892	15,157
Total current liabilities	95,819	92,137
Long-term liabilities:
Other liabilities	21,970	21,995
Long-term debt, net	119,379	154,283
Deferred income tax	18,936	19,407
Total liabilities	256,104	287,822
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,590,337 in 2018 and 33,134,101 in 2017	321,295	316,577
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017	—	—
Retained earnings	119,470	129,115
Accumulated other comprehensive loss	(33,231)	(23,595)
Total stockholders’ equity	407,534	422,097
Total liabilities and stockholders’ equity	$663,638	$709,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$130,653	$122,227	$259,261	$246,887
Cost of revenue	52,897	54,589	108,266	111,502
Intangibles amortization	2,717	1,500	4,305	2,500
Gross profit	75,039	66,138	146,690	132,885
Operating expenses:
Marketing and selling	33,401	30,354	69,273	62,569
Research and development	15,616	13,713	31,059	26,466
General and administrative	23,721	24,156	41,169	40,172
Intangibles amortization	4,151	3,885	8,957	7,959
Restructuring	1,938	307	2,750	593
Total operating expenses	78,827	72,415	153,208	137,759
Loss from operations	(3,788)	(6,277)	(6,518)	(4,874)
Other expense, net	(2,398)	(378)	(4,218)	(1,418)
Loss before provision for income tax	(6,186)	(6,655)	(10,736)	(6,292)
Provision for income tax	(3,609)	(1,621)	(5,009)	(1,606)
Net loss	$(2,577)	$(5,034)	$(5,727)	$(4,686)
Loss per share:
Basic	$(0.08)	$(0.15)	$(0.17)	$(0.14)
Diluted	$(0.08)	$(0.15)	$(0.17)	$(0.14)
Weighted average shares used in the calculation of loss per share:
Basic	32,859	32,529	32,809	32,507
Diluted	32,859	32,529	32,809	32,507
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	—	12	—	(45)
Foreign currency translation adjustment	(13,253)	8,558	(9,636)	12,205
Total other comprehensive income (loss)	(13,253)	8,570	(9,636)	12,160
Comprehensive income (loss)	(15,830)	3,536	(15,363)	7,474
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(5,727)	$(4,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	4,089	7,072
Depreciation and amortization	16,694	13,819
Loss (gain) on disposal of property and equipment	160	(6)
Warranty reserve	975	5,708
Share-based compensation	5,632	4,975
Changes in operating assets and liabilities:
Accounts receivable	2,064	(8,898)
Inventories	(2,483)	6,092
Prepaid expenses and other assets	(15,141)	677
Accounts payable	(364)	(796)
Accrued liabilities	3,414	(10,504)
Deferred revenue	1,687	(8,888)
Deferred income tax	326	5,749
Net cash provided by operating activities	11,326	10,314
Investing activities:
Acquisition of businesses, net of cash acquired	151	(147,436)
Purchase of property and equipment	(3,387)	(1,464)
Purchase of intangible assets	(298)	—
Sale of short-term investments	—	34,019
Net cash used in investing activities	(3,534)	(114,881)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	5,092	2,073
Repurchase of common stock	(5,630)	(2,268)
Taxes paid related to net share settlement of equity awards	(326)	(3,136)
Contingent consideration	(147)	(2,500)
Proceeds from borrowings	—	10,000
Deferred debt issuance costs	—	(38)
Payments on borrowings	(35,000)	(40,000)
Net cash used in financing activities	(36,011)	(35,869)
Exchange rate changes effect on cash and cash equivalents	(5,823)	7,188
Net decrease in cash and cash equivalents	(34,042)	(133,248)
Cash and cash equivalents, beginning of period	88,950	213,551
Cash and cash equivalents, end of period	$54,908	$80,303
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,966	$2,102
Cash paid for income taxes	$7,234	$3,056
Non-cash investing activities:
Property and equipment included in accounts payable	$93	$297
Inventory transferred to property and equipment	$293	$773
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1 - Basis of Presentation and Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except where noted below within Note 1, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update amends and simplifies existing hedge accounting guidance and allows for more hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. Effective January 1, 2018, the Company elected to early adopt ASU 2017-12. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
Recent Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires a lessee to recognize the lease assets and lease liabilities arising from operating leases in the statement of financial position. Qualitative along with specific quantitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02, Leases (Topic 842), and have the same effective and transition requirements as ASU 2016-02. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. ASU 2017-04 is effective for the Company's annual and any interim goodwill impairment tests performed on or after January 1, 2020. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU also requires certain new disclosures, some of which are applicable for all companies. The ASU is effective for the Company on January 1, 2019. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards. Entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting. This eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standard Codification. The majority of the amendments in ASU 2018-09 will be effective for us in annual periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.
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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g. installation). Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.
The Company sells separately-priced service contracts that extend maintenance coverages for both medical devices and data management systems beyond the base agreements to customers. The separately priced service contracts range from 12 months to 36 months. The Company receives payment at the inception of the contract and recognizes revenue ratably over the service period.
For products containing embedded software, the Company determined the hardware and software components function together to deliver the products' essential functionality and are considered a combined performance obligation. Revenue recognition policies for sales of these products are substantially the same as for other tangible products.
The following information summarizes the Company's contract assets and liabilities (in thousands):

	June 30, 2018	December 31, 2017
Contract Assets	$2,942	$2,884
Deferred Revenue	$20,847	$18,901
Contract assets for the periods presented primarily represent the difference between revenue recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented was primarily related to extended service contracts, installation, and training, for which the service fees are billed up-front. The associated deferred revenue is generally recognized ratably over the extended service period or when installation and training are complete.
The following table summarized the changes in the contract assets and contract liability balances for the six months ended June 30, 2018:

Unbilled AR, December 31, 2017	$2,884
Additions	387
Transferred to Trade Receivable	(329)
Unbilled AR, June 30, 2018	$2,942

Deferred Revenue, December 31, 2017	$18,901
Additions	11,724
Revenue Recognized	(9,778)
Deferred Revenue, June 30, 2018	$20,847
At June 30, 2018, the short-term portion of the contract liability of $16.9 million and the long-term portion of $3.9 million were included in deferred revenue and other long term liabilities respectively, in the consolidated balance sheet. As of June 30, 2018, the Company is expected to recognize revenue associated with deferred revenue of approximately $10.9 million for the remainder of 2018, $7.2 million in 2019, $1.5 million in 2020, $0.7 million in 2021, and $0.5 million thereafter.
Financial Instruments and Derivatives
As part of a risk management strategy, the Company may enter into derivative contracts with various counterparts. All derivatives are recognized on the balance sheet at their estimated fair value. On the date a derivative contract is entered into, it is designated as a fair value hedge, a cash flow hedge, a foreign currency fair value or cash flow hedge, a hedge of net investment in a foreign operation, or a trading or non-hedging instrument.
Changes in the estimated fair value of a derivative which is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income. Subsequently when the variability of cash flows of the hedged transaction affects earnings, it is reclassified into earnings as a component of interest expense. Any hedge ineffectiveness, which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction, is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, changes in estimated fair value of the hedge previously deferred to accumulated other comprehensive income, along with any changes in estimated fair value occurring thereafter, are recognized in earnings. Cash flows from interest rate swap agreements are classified as net cash provided from operating activities on the consolidated statements of cash flows. The Company's accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows the hedged items.

2 - Business Combinations
Integra
On October 6, 2017, the Company acquired certain neurosurgery business assets from Integra LifeSciences (“Integra” or “Neurosurgery”) for $46.2 million in cash. As part of the acquisition, the Company acquired a global product line, including the manufacturing facility, it leases from a third party and the U.S. rights related to four other product lines. The total purchase price has been preliminarily allocated to $14.0 million of tangible assets, $25.6 million of intangible assets with an associated weighted average life of 9 years being amortized on the straight line method, and $7.9 million of goodwill, offset by $1.3 million of net liabilities. The purchase price allocation is considered preliminary at this time although no material adjustments are anticipated. Besides pro forma revenue, pro forma financial information for the Integra acquisition is not presented as certain Integra expense data necessary to present pro forma net income and pro forma earnings per share is not available. Pro forma revenue assuming the acquisition had occurred on January 1, 2017 is $135.0 million and $271.5 million for the three and six months ended June 30, 2017.
3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,577)	$(5,034)	$(5,727)	$(4,686)
Weighted average common shares	32,859	32,529	32,809	32,507
Dilutive effect of stock based awards	—	—	—	—
Diluted Shares	32,859	32,529	32,809	32,507
Basic loss per share	$(0.08)	$(0.15)	$(0.17)	$(0.14)
Diluted loss per share	$(0.08)	$(0.15)	$(0.17)	$(0.14)
Shares excluded from calculation of diluted EPS	382	505	387	553

4 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials and subassemblies	$30,759	$44,699
Work in process	3,328	3,788
Finished goods	60,055	43,488
Total inventories	94,142	91,975
Less: Non-current inventories	(17,512)	(20,446)
Inventories, current	$76,630	$71,529
As of June 30, 2018 and December 31, 2017, the Company has classified $17.5 million and $20.4 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products the Company no longer sells, inventory purchased for lifetime buys, and inventory impacted by ship holds. The Company believes these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$112,126	$(1,046)	$(46,064)	$65,016	$101,045	$(1,058)	$(42,048)	$57,939
Customer related	100,534	(50)	(33,708)	66,776	108,074	(50)	(28,972)	79,052
Trade names	47,506	(3,873)	(16,230)	27,403	49,313	(3,916)	(13,273)	32,124
Internally developed software	15,902	—	(13,346)	2,556	15,610	—	(12,293)	3,317
Patents	2,743	(132)	(2,507)	104	2,778	(133)	(2,495)	150
Service Agreements	1,190	—	(486)	704	—	—	—	—
Definite-lived intangible assets	$280,001	$(5,101)	$(112,341)	$162,559	$276,820	$(5,157)	$(99,081)	$172,582

Finite-lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 10 years for customer related intangibles, 10 years for trade names, 6 years for internally developed software, 13 years for patents, 2 years for service agreements and 11 years in total.
Internally developed software consists of $13.7 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Technology	$2,558	$1,791	$4,378	$3,117
Customer related	2,302	2,155	5,183	4,363
Trade names	1,456	1,318	3,082	2,905
Internally developed software	528	503	1,058	1,007
Patents	22	28	43	55
Service Agreements	$486	$—	$486	$—
Total amortization	$7,352	$5,795	$14,230	$11,447

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2018	$13,629
2019	26,060
2020	23,581
2021	22,171
2022	18,532
2023	17,509
Thereafter	41,077
Total expected amortization expense	$162,559

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2017	$172,998
Purchase accounting adjustments	(7,565)
Foreign currency translation	(1,883)
June 30, 2018	$163,550

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$1,828	$2,815
Buildings	4,913	5,096
Leasehold improvements	3,920	3,295
Equipment and furniture	25,549	25,612
Computer software and hardware	11,015	9,760
Demonstration and loaned equipment	12,142	11,932
	59,367	58,510
Accumulated depreciation	(37,722)	(36,439)
Total	$21,645	$22,071
Depreciation expense of property and equipment was approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2018 and approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2017.

8 - Reserve for Product Warranties
The Company provides a warranty for products that is generally one year in length, but in some cases regulations may require them to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, the Company may incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities, vendors on a contract basis, and distributors.
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
As of June 30, 2018, the Company had accrued $5.6 million of estimated costs to bring certain products into U.S. regulatory compliance. The Company's estimate of these costs associated with bringing the products into compliance is primarily based upon the number of units outstanding that may require repair, costs associated with shipping, and the assumption the FDA will approve the Company's plan for compliance.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$9,068	$12,721	$10,995	$10,670
Assumed through acquisitions	—	—	—	1,166
Additions (decreases) charged to expense	2,100	2,902	975	5,708
Reductions	(255)	(1,484)	(1,057)	(3,405)
Balance, end of period	$10,913	$14,139	$10,913	$14,139
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

9 - Share-Based Compensation

As of June 30, 2018, the Company has two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the six months ended June 30, 2018 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$71	$40	$139	$121
Marketing and selling	199	117	396	186
Research and development	272	311	549	778
General and administrative	2,728	1,751	4,548	3,890
Total	$3,270	$2,219	$5,632	$4,975
As of June 30, 2018, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $17.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$(5)	$96	$5	$428
Interest expense	(1,641)	(1,284)	(3,601)	(2,264)
Foreign currency gain (loss)	(838)	897	(234)	469
Other income	86	(87)	(388)	(51)
Total other income (expense), net	$(2,398)	$(378)	$(4,218)	$(1,418)

11 - Income Taxes
The Company recorded a benefit from income tax of $3.6 million and $5.0 million for the three and six months ended June 30, 2018, respectively. The effective tax rate was 58.3% and 46.7% for the three and six months ended June 30, 2018, respectively.
The Company recorded a benefit from income tax of $1.6 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The effective tax rate was 24.4% and 25.5% for the three and six months ended June 30, 2017, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Act”) was signed into law making significant changes to the Internal Revenue Code. These changes include a federal statutory rate reduction from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
The increase in the effective tax rate for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 is primarily attributable to the changes enacted by the 2017 Act and certain discrete items. The Company's effective tax rate for the three and six months ended June 30, 2018 differed from the federal statutory tax rate of 21% primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits, non-deductible expenses, and the international provisions from the 2017 Act. The changes attributable to the 2017 Act which impacted the effective tax rate directly increased the amount of non-deductible executive compensation and introduced a new type of deemed inclusion related to global intangible low taxed income (“GILTI”). The tax rate for the three and six months ended June 30, 2018 was significantly greater than the tax rate for the three and six months ended June 30, 2017, largely due to the changes from the 2017 Act. The tax rate was also impacted to a lesser degree by shifts in geographical mix and discrete items.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In the fourth quarter of 2017, the Company recorded a provisional amount of $16.6 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, net of foreign tax credits. The transition tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest. For the three and six months ended June 30, 2018, there were no significant adjustments to this amount although it remains provisional. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. The future issuance of U.S. Treasury Regulations, administrative interpretations or court decisions interpreting the 2017 Act may require further adjustments and changes in the Company's estimate. The final determination of the transition tax and remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
On August 1, 2018, The Department of Treasury and the IRS released proposed regulations under Section 965 ("the proposed 965 regulations"). The proposed 965 regulations provide guidance relating to the one-time transition tax on the mandatory deemed repatriation of foreign earnings from the enactment of the 2017 Act on December 22, 2017. The Company is reviewing the proposed 965 regulations to determine the impact, if any, on the one-time transition tax liability. Due to the timing of the release of the proposed regulations, as well as the complexity, detail and length of the regulations, the Company is not able to provide guidance on impact at this time but expects to do so in the next quarterly filing.
For the three and six months ended June 30, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. The Company has made a policy election to treat the GILTI as a period cost and does not recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Altera opinion was withdrawn to permit time for a reconstituted panel to consider the appeal. The Company will continue to monitor ongoing developments and potential impacts to the consolidated financial statements.
The Company recorded $12.0 thousand of net tax benefit related to unrecognized tax benefits for the six months ended June 30, 2018, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible that uncertain tax benefit may change with a range of approximately zero to $0.9 million. The Company's tax returns remain open to examination as follows: U.S Federal, 2014 through 2017, U.S. States, 2013 through 2017, and significant foreign jurisdictions, 2013 through 2017.

12 - Debt and Credit Arrangements
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities.

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

At June 30, 2018, the Company was in compliance with the Leverage Ratio at 2.01 to 1.00 and the Interest Coverage Ratio at 5.98 to 1.00.

At June 30, 2018, the Company had $120.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the six months ended June 30, 2018 was 4.27%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	June 30, 2018	December 31, 2017
Revolving credit facility	$120,000	$155,000
Debt issuance costs	(621)	(717)
Less: current portion of long-term debt	—	—
Total long-term debt	$119,379	$154,283

As of June 30, 2018, the carrying value of total debt approximated fair market value.

13 - Financial Instruments and Derivatives
The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of June 30, 2018 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$40,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$(1)
Total interest rate derivatives designated as cash flow hedge	$40,000						$(1)

The Company designated these derivative instruments as cash flow hedges. The Company assesses the effectiveness of these derivative instruments and records the change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax. Once the hedged item affects earnings, the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, the Company will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
As of June 30, 2018, the Company expects that approximately $72,000 of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

14 - Segment, Customer and Geographic Information
The Company operates in one reportable segment in which the Company provides healthcare products and services used for the screening, detection, treatment, monitoring and tracking of common medical ailments.
End-user customer base includes hospitals, clinics, laboratories, physicians, audiologists, and governmental agencies. Most of the Company's international sales are to distributors who resell products to end users or sub-distributors.
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Revenue:
United States	$75,467	$67,100	$144,154	$131,808
International	55,186	55,127	115,107	115,079
Totals	$130,653	$122,227	$259,261	$246,887

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by End Market:
Neurology Products
Devices and Systems	$50,308	$41,584	$96,361	$79,773
Supplies	16,535	15,182	33,707	30,069
Services	3,565	2,551	6,303	5,743
Total Neurology Revenue	70,408	59,317	136,371	115,585
Newborn Care Products
Devices and Systems	13,985	17,464	29,951	41,602
Supplies	9,625	11,299	19,147	22,745
Services	5,477	5,345	10,880	10,395
Total Newborn Care Revenue	29,087	34,108	59,978	74,742
Otometrics Products
Devices and Systems	30,572	22,522	57,340	43,900
Supplies	586	6,280	5,572	12,660
Total Otometrics Revenue	31,158	28,802	62,912	56,560
Total Revenue	$130,653	$122,227	$259,261	$246,887

	June 30, 2018	December 31, 2017
Property and equipment, net:
United States	$11,149	$10,128
Canada	4,137	5,068
Argentina	1,035	1,591
Ireland	3,413	3,178
Denmark	1,072	1,158
Other countries	839	948
Totals	$21,645	$22,071
During the three and six months ended June 30, 2018 and 2017, no single customer or country outside the United States contributed to more than 10% of consolidated revenue.

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
The derivative financial instruments described in Note 13 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	June 30, 2018
Liabilities:
Interest Rate Swap	$—	$1	$—	$—	$1
Total	$—	$1	$—	$—	$1
The Company estimates the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as the Company's nonperformance risk. As of June 30, 2018, there have been no events of default under the interest rate swap agreement.
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of June 30, 2018 and December 31, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was measured at fair value less cost to sell as of September 30, 2014 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2014 was $3.6 million. The Company expensed $2.2 million during the third quarter of 2014 for this impairment and an additional $0.2 million in the second quarter of 2018. As of

June 30, 2018, the Company is carrying the asset as held for sale in other current assets on the accompanying condensed consolidated balance sheet at a value of $1.2 million.
In the second quarter of 2018, the Company listed a portion of vacant land located in Canada for sale. The Company plans to sell 1.5 acres of the vacant land. This asset was measured at fair value less cost to sell as of June 30, 2018 based on market price and is classified as a Level 2 asset. The book value of this asset on June 30, 2018 was $0.9 million, which is the amount in other current assets on the accompanying condensed consolidated balance sheet.
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
Contingent considerations are as follows (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	June 30, 2018
Liabilities:
Contingent consideration	$147	$—	$(147)	$—	$—
Total	$147	$—	$(147)	$—	$—
The significant unobservable inputs used in the fair value measurement of contingent consideration related to the acquisitions are annualized revenue forecasts developed by the Company’s management and the probability of achievement of those revenue forecasts. Significant changes in these unobservable inputs may result in a significant impact to the fair value measurement.

16 - Subsequent Events
Impact of Foreign Currency Translation - Argentina
Effective July 1, 2018, Argentina's economy is considered to be highly inflationary under U.S. GAAP since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the cumulative inflation rates published by Center for Audit Quality (CAQ) SEC Regulations Committee and its International Practices Task Force (IPTF). As a result, beginning July 1, 2018, the U.S. dollar will be the functional currency for the Company's subsidiary in Argentina, Medix I.C.S.A. (“Medix”). Accordingly, all gains and losses resulting from the translation of the Company's Argentinian operations are required to be recorded directly in the statement of operations. Through June 30, 2018, prior to being designated as highly inflationary, currency translation adjustments of Medix's balance sheet are reflected in shareholders' equity as part of Other Comprehensive Income; however subsequent to July 1, 2018, such adjustments will be reflected in earnings.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2017 of Natus Medical Incorporated. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2017 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
Natus is a leading provider of newborn care, neurology, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines. In January 2017 we acquired Otometrics and in October 2017 we acquired the neurocritical care and neurosurgical product lines from Integra.
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

Segment and Geographic Information
We operate in one reportable segment, which we have presented as the aggregation of our Neuro, Newborn Care, and Otometrics product families. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2017. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Devices and Systems	73%	67%	70%	66%
Supplies	20%	27%	23%	27%
Services	7%	6%	7%	7%
Total	100%	100%	100%	100%

2018 Second Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $8.4 million in the second quarter ended June 30, 2018 to $130.7 million compared to $122.2 million in the second quarter of the previous year. Revenue growth was driven primarily from the addition of our Neurosurgery business and supplemented by organic growth in our Neurology and Otometrics business units, offset by a decline in Newborn Care driven by non-recurring orders from the prior period.
Net loss was $2.6 million or $0.08 per share in the three months ended June 30, 2018, compared with net loss of $5.0 million or $0.15 per diluted share in the same period in 2017. The reduction in net loss was primarily due to a higher operating margin in Neurology due to higher revenue driven by the acquisition of Neurosurgery and increased Supplies and Global Neuro-Diagnostics (“GND”) revenue. Also contributing to reduction in net loss was a decrease in expenses related to remediation of the warning letter received for our Seattle facility.
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
We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

•	Revenue recognition

•	Acquisition accounting

•	Income taxes
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	40.5%	44.7%	41.8%	45.2%
Intangibles amortization	2.1%	1.2%	1.7%	1.0%
Gross profit	57.4%	54.1%	56.5%	53.8%
Operating expenses:
Marketing and selling	25.6%	24.8%	26.7%	25.3%
Research and development	12.0%	11.2%	12.0%	10.7%
General and administrative	18.2%	19.8%	15.9%	16.3%
Intangibles amortization	3.2%	3.2%	3.5%	3.2%
Restructuring	1.5%	0.3%	1.1%	0.2%
Total operating expenses	60.5%	59.3%	59.2%	55.7%
Loss from operations	(3.1)%	(5.2)%	(2.7)%	(1.9)%
Other expense, net	(1.8)%	(0.3)%	(1.6)%	(0.6)%
Loss before provision for income tax	(4.9)%	(5.5)%	(4.3)%	(2.5)%
Provision for income tax	(2.8)%	(1.3)%	(1.9)%	(0.7)%
Net loss	(2.1)%	(4.2)%	(2.4)%	(1.8)%
Revenues
The following table shows revenue by products during the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Neurology Products
Devices and Systems	$50,308	$41,584	21%	$96,361	$79,773	21%
Supplies	16,535	15,182	9%	33,707	30,069	12%
Services	3,565	2,551	40%	6,303	5,743	10%
Total Neurology Revenue	70,408	59,317	19%	136,371	115,585	18%
Newborn Care Products
Devices and Systems	13,985	17,464	(20)%	29,951	41,602	(28)%
Supplies	9,625	11,299	(15)%	19,147	22,745	(16)%
Services	5,477	5,345	2%	10,880	10,395	5%
Total Newborn Care Revenue	29,087	34,108	(15)%	59,978	74,742	(20)%
Otometrics Products
Devices and Systems	30,572	22,522	36%	57,340	43,900	31%
Supplies	586	6,280	(91)%	5,572	12,660	(56)%
Total Otometrics Revenue	31,158	28,802	8%	62,912	56,560	11%
Total Revenue	$130,653	$122,227	7%	$259,261	$246,887	5%

For the three months ended June 30, 2018, Neurology revenue increased by 19% compared to the same quarter last year. Revenue from sales of Neurology Devices and Systems increased by 21% driven mainly by the addition of revenue from Neurosurgery product lines and growth in polysomnography (“PSG”) sales in our domestic market. Revenue from Supplies increased by 9% mainly in our domestic market and was due in part to the addition of revenue from Neurosurgery products. Revenue from Services increased by 40% primarily due to an increase in the amount of revenue recognized per test day in the current quarter for our GND Services.
For the three months ended June 30, 2018, Newborn Care revenue decreased by 15% compared to the same quarter last year. The decrease is attributable to a one-time shipment of hearing devices and supplies to China, Japan, and Australia in the second quarter of 2017, a decline due to unfavorable foreign exchange rates in Argentina, temporary placement of balance and mobility on regulatory ship hold in the first quarter of 2018, and end-of-life decisions for certain products that did not have the required scale to remain viable.
For the three months ended June 30, 2018, Otometrics revenue increased by 8% compared to the same period last year. This increase was driven by higher sales by distributors and in Germany and China. This increase was partly offset by a decline in domestic sales which was largely attributable to the restructuring of the US sales team and also to the impact of Otometrics going live on our global ERP platform, in June.
For the six months ended June 30, 2018, Neurology revenue increased by 18% compared to the same quarter last year. Revenue from sales of Neurology Devices and Systems increased by 21% driven mainly by the addition of revenue from Neurosurgery product lines. Revenue from Supplies increased by 12% mainly in our domestic market and was due in part to the addition of revenue from Neurosurgery products. Revenue from Services increased by 10% due to an increase in the amount of revenue recognized per test day for our GND Services in the current quarter partially offset by a decline in the number of test days completed.
For the six months ended June 30, 2018, Newborn Care revenue decreased by 20% compared to the same quarter last year. The decrease is primarily due to the recognition of approximately $10.0 million of revenue in the first half of 2017 from our contract with the government of Venezuela which did not reoccur in 2018. We also experienced a one-time shipment of NeoBlue blanket backlog in the first quarter of 2017 and a one-time shipment of hearing devices and supplies to China, Japan, and Australia in the second quarter of 2017. In addition to non-recurring orders from the prior year, the temporary placement of balance and mobility on regulatory ship hold in the first quarter of 2018, and end-of-life decisions for certain products that did not have the required scale to remain viable also contributed to the decline in revenue during the first half of 2018.
For the six months ended June 30, 2018, Otometrics revenue increased by 11% compared to the same period last year. This increase was driven by higher sales in International sales, in addition to favorable foreign exchange rates. This increase was partly offset by a decline in domestic sales which was largely attributable to the restructuring of the US sales team.
Revenue from domestic sales increased to $75.5 million for the three months ended June 30, 2018 compared to $67.1 million in the three months ended June 30, 2017. The increase in domestic revenue was driven by the addition of Neurosurgery which was partly offset by declines in Otometrics and Newborn Care domestic revenue.
Revenue from international sales remained approximately flat at $55.2 million for the three months ended June 30, 2018 compared to $55.1 million in the second quarter of 2017. A decrease in the Newborn Care international revenue was offset by the addition of Neurosurgery revenue, and higher Otometrics international revenue.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$130,653	$122,227	$259,261	$246,887
Cost of revenue	52,897	54,589	108,266	111,502
Intangibles amortization	2,717	1,500	4,305	2,500
Gross profit	75,039	66,138	146,690	132,885
Gross profit percentage	57.4%	54.1%	56.6%	53.8%
For the three and six months ended June 30, 2018, gross profit as a percentage of revenue increased 3.3% and 2.7%, respectively, compared to the same period in the prior year. This increase was primarily driven by increased device and systems sales which have a higher gross margin than supplies and services.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Marketing and selling	$33,401	$30,354	$69,273	$62,569
Percentage of revenue	25.6%	24.8%	26.7%	25.3%
Research and development	$15,616	$13,713	$31,059	$26,466
Percentage of revenue	12.0%	11.2%	12.0%	10.7%
General and administrative	$23,721	$24,156	$41,169	$40,172
Percentage of revenue	18.2%	19.8%	15.9%	16.3%
Intangibles amortization	$4,151	$3,885	$8,957	$7,959
Percentage of revenue	3.2%	3.2%	3.5%	3.2%
Restructuring	$1,938	$307	$2,750	$593
Percentage of revenue	1.5%	0.3%	1.1%	0.2%
Marketing and Selling
Marketing and selling expenses increased in both an absolute sense and as a percentage of revenue for the three and six months ended June 30, 2018 compared to the same period in 2017. This was primarily due to the addition of Neurosurgery and an increase in spend for Otometrics.
Research and Development
Research and development expenses increased in both an absolute sense and as a percentage of revenue during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase relates to the addition of Neurosurgery products and increased spend on new product development, including Otoscan® and Retcam products.
General and Administrative
General and administrative expense during the three and six months ended June 30, 2018 included extraordinary expenses incurred related to our annual meeting. These additional expenses were offset primarily by a reduction in bad debt expense recognized during the period related to our Peloton business.
Intangibles Amortization

Intangibles amortization increased during the three and six months ended June 30, 2018 as compared to the same periods in 2017. This increase was attributable to intangibles acquired in the Integra assets acquisition during the fourth quarter of 2017.
Restructuring
Restructuring expenses increased during the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase was due to an increase in severance expense in our Otometrics business.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2018 we reported $2.4 million of other expense compared to $0.4 million of other expense for the same period in 2017. For the six months ended June 30, 2018 we reported $4.2 million of other expense compared to other expense of $1.4 million for the same period in 2017. This increase in expense in both the three and six months ended June 30, 2018 was attributable to a higher interest expense than previous quarters due to borrowing to complete the Otometrics acquisition and acquisition of Neurosurgery assets as well as exchange rate fluctuations.
Provision for Income Tax
We recorded a benefit from income tax of $3.6 million and $5.0 million for the three and six months ended June 30, 2018, respectively. The effective tax rate was 58.3% and 46.7% for the three and six months ended June 30, 2018, respectively.
We recorded a benefit from income tax of $1.6 million and $1.6 million for the three and six months ended June 30, 2017, respectively. The effective tax rate was 24.4% and 25.5% for the three and six months ended June 30, 2017, respectively.
The increase in the effective tax rate for the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 is primarily attributable to the changes enacted by the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) and certain discrete items. Our effective tax rate for the three and six months ended June 30, 2018 differed from the federal statutory tax rate of 21% primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017. The changes attributable to the 2017 Act which impacted the effective tax rate directly increased the amount of non-deductible executive compensation and introduced a new type of deemed inclusion related to global intangible low taxed income. The tax rate for the three and six months ended June 30, 2018 was significantly greater than the tax rate for the three and six months ended June 30, 2017, largely due to the changes from the 2017 Act. The tax rate was also impacted to a lesser degree by shifts in geographical mix and discrete events.
We recorded $12.0 thousand of net tax benefit related to unrecognized tax benefits for the six months ended June 30, 2018, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible our uncertain tax benefit may change with a range of approximately zero to $0.9 million. Our tax returns remain open to examination as follows: U.S Federal, 2014 through 2017, U.S. States, 2013 through 2017, and significant foreign jurisdictions, 2013 through 2017.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$54,908	$88,950
Working capital	190,914	213,491

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$11,326	$10,314
Net cash used in investing activities	(3,534)	(114,881)
Net cash used in financing activities	(36,011)	(35,869)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2018, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $47.4 million. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel-Tech and Natus Ireland, which we intend to repatriate. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank and Citibank, NA that provides for an aggregate $150.0 million secured revolving credit facility. On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuances of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of June 30, 2018 we had $120.0 million outstanding under the Credit Facility.
During the six months ended June 30, 2018 cash provided by operating activities of $11.3 million was the result of $5.7 million of net loss, non-cash adjustments to net loss of $27.6 million, and net cash outflows of $10.5 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization due to the Neurosurgery assets acquisition, share based compensation, and accounts receivable reserves. Cash used in investing activities during the period was $3.5 million, driven by cash used to acquire other property and equipment. Cash used in financing activities during the six months ended June 30, 2018 was $36.0 million and consisted of repayment of borrowing of $35.0 million, $5.6 million for repurchases of common stock under our share repurchase program, $0.3 million for taxes paid related to net share settlement of equity awards, and $0.1 million for contingent consideration payments, partially offset by stock option exercises of $5.1 million.
During the six months ended June 30, 2017 cash provided by operating activities of $10.3 million was the result of $4.7 million of net income, non-cash adjustments to net income of $31.6 million, and net cash inflows of $16.6 million from changes in operating assets and liabilities. The change in non-cash adjustment to net income was driven by increased depreciation and amortization and additional warranty and accounts receivable reserves. Cash used in investing activities during the 2017 period was $114.9 million, driven by the acquisition of Otometrics for $149.2 million, offset by the sale of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $1.5 million. Cash used in financing activities during the six months ended June 30, 2017 was $35.9 million and consisted of $40.0 million for payment on borrowings, $3.1 million for taxes paid related to net share settlement of equity awards, $2.5 million for a contingent consideration payment for the Retcam acquisition, and $2.3 million for repurchase of common stock under our share repurchase program, partially offset by proceeds from borrowing of $10.0 million and stock option exercises of $2.1 million.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarized our contractual obligations and commercial commitments as of June 30, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$64,597	$62,024	$2,573	$—	$—
Operating lease obligations	28,766	3,220	11,075	7,427	7,044
Bank debt	120,000	—	—	120,000	—
Interest payments	11,234	2,884	7,317	1,033	—
Repatriation tax	$11,754	$1,078	$2,034	$2,923	$5,719
Total	$236,351	$69,206	$22,999	$131,383	$12,763
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
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the six months ended June 30, 2018, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our condensed consolidated financial condition, results of operations, or liquidity.
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
At June 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 due to the material weakness described above that has not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the second quarter of 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The defendants moved to dismiss the Amended Complaint, and in February 2018 the motion to dismiss was granted with leave to amend. The plaintiffs re-filed an amended complaint in April 2018 and Natus responded in May 2018. A decision is expected later this year. The Company continues to believe that the plaintiffs’ allegations are without merit, and intends to vigorously defend against the claims.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three and six months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	—	$—	—	$25,276,129
May 1, 2018 - May 31, 2018	—	$—	—	$25,276,129
June 1, 2018 - June 30, 2018	25,652	$34.79	25,652	$24,383,696
Total	25,652	$34.79	25,652	$24,383,696
On February 22, 2018, the Board of Directors authorized the repurchase of up to $30 million in common stock with an expiration date of February 26, 2019.

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

10.16	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 8, 2018	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 8, 2018	By:	/s/ Sharon R. Villaverde
Sharon R. Villaverde Interim Chief Financial Officer (Principal Financial and Accounting Officer)