Form 10-Q
period 2018-09-30
NATUS MEDICAL INC
filed 2018-11-08
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth” company in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 31, 2018 was 33,781,323.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$54,440	$88,950
Accounts receivable, net of allowance for doubtful accounts of $6,303 in 2018 and $8,978 in 2017	121,113	126,809
Inventories	80,586	71,529
Prepaid expenses and other current assets	30,843	18,340
Total current assets	286,982	305,628
Property and equipment, net	21,564	22,071
Intangible assets, net	155,623	172,582
Goodwill	162,995	172,998
Deferred income tax	10,135	10,709
Other assets	16,746	25,931
Total assets	$654,045	$709,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,595	$25,242
Short-term debt	20,000	—
Accrued liabilities	52,015	51,738
Deferred revenue	16,816	15,157
Total current liabilities	109,426	92,137
Long-term liabilities:
Other liabilities	21,338	21,995
Long-term debt, net	94,426	154,283
Deferred income tax	18,896	19,407
Total liabilities	244,086	287,822
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,755,514 in 2018 and 33,134,101 in 2017	331,607	316,577
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017	—	—
Retained earnings	113,895	129,115
Accumulated other comprehensive loss	(35,543)	(23,595)
Total stockholders’ equity	409,959	422,097
Total liabilities and stockholders’ equity	$654,045	$709,919
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$130,638	$122,643	$389,900	$369,531
Cost of revenue	51,583	47,112	159,849	158,615
Intangibles amortization	1,930	1,290	6,235	3,789
Gross profit	77,125	74,241	223,816	207,127
Operating expenses:
Marketing and selling	33,200	32,537	102,474	95,106
Research and development	15,127	11,632	46,186	38,098
General and administrative	15,799	17,329	56,966	57,501
Intangibles amortization	4,477	3,882	13,434	11,841
Restructuring	11,432	321	14,182	914
Total operating expenses	80,035	65,701	233,242	203,460
Income (loss) from operations	(2,910)	8,540	(9,426)	3,667
Other income (expense), net	(726)	150	(4,944)	(1,268)
Income (loss) before provision for income tax	(3,636)	8,690	(14,370)	2,399
Provision for income tax	1,940	17,203	(3,069)	15,597
Net loss	$(5,576)	$(8,513)	$(11,301)	$(13,198)
Loss per share:
Basic	$(0.17)	$(0.26)	$(0.34)	$(0.41)
Diluted	$(0.17)	$(0.26)	$(0.34)	$(0.41)
Weighted average shares used in the calculation of loss per share:
Basic	33,321	32,593	32,982	32,536
Diluted	33,321	32,593	32,982	32,536
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	—	—	—	(45)
Foreign currency translation adjustment	(2,312)	5,166	(11,948)	17,370
Total other comprehensive income (loss)	(2,312)	5,166	(11,948)	17,325
Comprehensive income (loss)	(7,888)	(3,347)	(23,249)	4,127
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2017	33,134,101	$316,577	$129,115	$(23,595)	$422,097
Cumulative-effect adjustment for ASU 2016-16	—	—	(3,919)	—	(3,919)
Vesting of restricted stock units	100	—	—	—	—
Net issuance of restricted stock awards	239,649	—	—	—	—
Stock-based compensation expense	—	2,361	—	—	2,361
Repurchase of company stock	(147,893)	(4,736)	—	—	(4,736)
Taxes paid related to net share settlement of equity awards	(600)	(19)	—	—	(19)
Exercise of stock options	46,173	577	—	—	577
Other comprehensive income	—	—	—	3,617	3,617
Net loss	—	—	(3,148)	—	(3,148)
Balances, March 31, 2018	33,271,530	$314,760	$122,048	$(19,978)	$416,830
Vesting of restricted stock units	166	—	—	—	—
Net issuance of restricted stock awards	21,599	—	—	—	—
Employee stock purchase plan	30,971	870	—	—	870
Stock-based compensation expense	—	3,219	—	—	3,219
Repurchase of company stock	(25,652)	(893)	—	—	(893)
Taxes paid related to net share settlement of equity awards	(8,627)	(306)	—	—	(306)
Exercise of stock options	300,350	3,645	—	—	3,645
Other comprehensive income	—	—	—	(13,253)	(13,253)
Net loss	—	—	(2,577)	—	(2,577)
Balances, June 30, 2018	33,590,337	$321,295	$119,471	$(33,231)	$407,535
Net issuance of restricted stock awards	2,595	—	—	—	—
Stock-based compensation expense	—	9,737	—	—	9,737
Taxes paid related to net share settlement of equity awards	(151,163)	(4,848)	—	—	(4,848)
Exercise of stock options	313,745	5,423	—	—	5,423
Other comprehensive income	—	—	—	(2,312)	(2,312)
Net loss	—	—	(5,576)	—	(5,576)
Balances, September 30, 2018	33,755,514	$331,607	$113,895	$(35,543)	$409,959
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(11,301)	$(13,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	5,871	8,704
Depreciation and amortization	25,652	20,859
Loss on disposal of property and equipment	410	14
Warranty reserve	73	5,307
Share-based compensation	15,446	7,223
Changes in operating assets and liabilities:
Accounts receivable	2,955	(13,660)
Inventories	(5,183)	6,791
Prepaid expenses and other assets	(14,398)	1,395
Accounts payable	(3,799)	(9,530)
Accrued liabilities	968	(8,537)
Deferred revenue	1,745	(7,890)
Deferred income tax	517	16,770
Net cash provided by operating activities	18,956	14,248
Investing activities:
Acquisition of businesses, net of cash acquired	151	(142,592)
Purchase of property and equipment	(5,127)	(2,749)
Purchase of intangible assets	(637)	—
Sale of short-term investments	—	34,019
Net cash used in investing activities	(5,613)	(111,322)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	10,515	2,247
Repurchase of common stock	(5,629)	(2,268)
Taxes paid related to net share settlement of equity awards	(5,173)	(3,685)
Payment of contingent consideration related to a business combination	(147)	(2,946)
Proceeds from borrowings	—	60,000
Deferred debt issuance costs	—	(354)
Payments on borrowings	(40,000)	(45,000)
Net cash provided by (used in) financing activities	(40,434)	7,994
Exchange rate changes effect on cash and cash equivalents	(7,419)	7,934
Net decrease in cash and cash equivalents	(34,510)	(81,146)
Cash and cash equivalents, beginning of period	88,950	213,551
Cash and cash equivalents, end of period	$54,440	$132,405
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,426	$3,056
Cash paid for income taxes	$7,946	$4,312
Non-cash investing activities:
Property and equipment included in accounts payable	$82	$57
Inventory transferred to property and equipment	$754	$935
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
Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisition (or disposals) of assets or businesses. The definition of a business affected many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of this guidance prospectively on January 1, 2018 did not have an impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of this guidance prospectively on January 1, 2018 did not have an impact on the Company's consolidated financial statements.
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
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards. Entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting. This eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company elected to early adopt ASU 2018-07 effective July 1, 2018 and the adoption of this standard did not have an impact on the Company's consolidated financial statements.
Recent Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires lease assets and lease liabilities arising from operating leases to be presented in the statement of financial position. Qualitative along with specific quantitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments in Update 2016-02. In July 2018, the FASB also issued ASU 2018-11, Targeted Improvements. The amendments in ASU 2018-11 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-02 and have the same effective and transition requirements as ASU 2016-02. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements. The Company has selected a lease software solution and is in the process of identifying changes to the business processes, systems and controls to support the adoption of this standard. While the Company is still evaluating the impact of this new standard on the consolidated financial statements, it is expected to result in a significant increase in total assets and total liabilities on the balance sheet.
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
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 813), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosure. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. As the standard relates only to disclosures, the Company does not expect the adoption to have a material impact on the consolidated financial statements and is still evaluating if it will early adopt.
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
The following information summarizes the Company's contract assets and liabilities (in thousands):

	September 30, 2018	December 31, 2017
Contract Assets	$3,150	$2,884
Deferred Revenue	$20,866	$18,901

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
The following table summarized the changes in the contract assets and contract liability balances for the nine months ended September 30, 2018:

Unbilled AR, December 31, 2017	$2,884
Additions	607
Transferred to Trade Receivable	(341)
Unbilled AR, September 30, 2018	$3,150

Deferred Revenue, December 31, 2017	$18,901
Additions	14,132
Revenue Recognized	(12,167)
Deferred Revenue, September 30, 2018	$20,866
At September 30, 2018, the short-term portion of the contract liability of $16.8 million and the long-term portion of $4.0 million were included in deferred revenue and other long term liabilities respectively, in the consolidated balance sheet. As of September 30, 2018, the Company is expected to recognize revenue associated with deferred revenue of approximately $6.3 million for the remainder of 2018, $11.2 million in 2019, $1.8 million in 2020, $0.9 million in 2021, and $0.7 million thereafter.
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
Changes in the estimated fair value of a derivative which is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are initially recorded in other comprehensive income. Subsequently when the variability of cash flows of the hedged transaction affects earnings, it is reclassified into earnings as a component of interest expense. Any hedge ineffectiveness, which represents the amount by which the changes in the estimated fair value of the derivative differ from the variability in the cash flows of the forecasted transaction, is recognized in current-period earnings as a component of interest expense. When an interest rate swap designated as a cash flow hedge no longer qualifies for hedge accounting, changes in estimated fair value of the hedge previously reflected in accumulated other comprehensive income, along with any changes in estimated fair value occurring thereafter, are recognized in earnings. Cash flows from interest rate swap agreements are classified as net cash provided from operating activities on the consolidated statements of cash flows. The Company's accounting policy is to present the cash flows from the hedging instruments in the same category in the consolidated statements of cash flows as the category for the cash flows the hedged items.

2 - Business Combinations
Integra
On October 6, 2017, the Company acquired certain neurosurgery business assets from Integra LifeSciences (“Integra” or “Neurosurgery”) for $46.2 million in cash. As part of the acquisition, the Company acquired a global product line, including the manufacturing facility, it leases from a third party and the U.S. rights related to four other product lines. The total purchase price has been allocated to $13.7 million of tangible assets, $25.7 million of intangible assets with an associated weighted average life of 9 years being amortized on the straight line method, and $8.1 million of goodwill, offset by $1.3 million of net liabilities. Besides pro forma revenue, pro forma financial information for the Integra acquisition is not presented as certain Integra expense data necessary to present pro forma net income and pro forma earnings per share is not available. Pro forma revenue assuming the acquisition had occurred on January 1, 2017 is $135.6 million and $407.1 million for the three and nine months ended September 30, 2017.
3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(5,576)	$(8,513)	$(11,301)	$(13,198)
Weighted average common shares	33,321	32,593	32,982	32,536
Dilutive effect of stock based awards	—	—	—	—
Diluted Shares	33,321	32,593	32,982	32,536
Basic loss per share	$(0.17)	$(0.26)	$(0.34)	$(0.41)
Diluted loss per share	$(0.17)	$(0.26)	$(0.34)	$(0.41)
Shares excluded from calculation of diluted EPS	230	507	407	550

4 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials and subassemblies	$30,512	$44,699
Work in process	3,521	3,788
Finished goods	61,839	43,488
Total inventories	95,872	91,975
Less: Non-current inventories	(15,286)	(20,446)
Inventories, current	$80,586	$71,529
As of September 30, 2018 and December 31, 2017, the Company has classified $15.3 million and $20.4 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products the Company no longer sells, inventory purchased for lifetime buys, and inventory impacted by ship holds. The Company believes these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$111,853	$(1,044)	$(48,275)	$62,534	$101,045	$(1,058)	$(42,048)	$57,939
Customer related	100,349	(50)	(36,244)	64,055	108,074	(50)	(28,972)	79,052
Trade names	47,450	(3,864)	(17,768)	25,818	49,313	(3,916)	(13,273)	32,124
Internally developed software	16,243	—	(13,650)	2,593	15,610	—	(12,293)	3,317
Patents	2,737	(132)	(2,521)	84	2,778	(133)	(2,495)	150
Service Agreements	1,190	—	(651)	539	—	—	—	—
Definite-lived intangible assets	$279,822	$(5,090)	$(119,109)	$155,623	$276,820	$(5,157)	$(99,081)	$172,582
Finite-lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 10 years for customer related intangibles, 7 years for trade names, 6 years for internally developed software, 13 years for patents, 2 years for service agreements and 11 years weighted average in total.
Internally developed software consists of $14.0 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Technology	$2,028	$1,614	$6,405	$4,731
Customer related	2,596	2,264	7,779	6,627
Trade names	1,553	1,481	4,635	4,385
Internally developed software	545	504	1,603	1,511
Patents	20	29	64	85
Service Agreements	$165	$—	$651	$—
Total amortization	$6,907	$5,892	$21,137	$17,339
The amortization expense amounts shown above include internally developed software not held for sale of $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. The amortization expense for internally developed software not held for sale is recorded within the Company's income statement as a general and administrative operating expense.

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2018	$6,750
2019	26,060
2020	23,580
2021	22,170
2022	18,533
2023	17,511
Thereafter	41,019
Total expected amortization expense	$155,623

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2017	$172,998
Purchase accounting adjustments	(7,822)
Foreign currency translation	(2,181)
September 30, 2018	$162,995
The purchase accounting adjustments above include adjustments for the validation of acquired balances, the Company's assessment of the valuation of inventory, and the valuation of acquired intangibles related to the neurosurgery business assets acquired from Integra LifeSciences.
7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$1,828	$2,815
Buildings	4,900	5,096
Leasehold improvements	4,630	3,295
Equipment and furniture	24,896	25,612
Computer software and hardware	12,647	9,760
Demonstration and loaned equipment	12,397	11,932
	61,298	58,510
Accumulated depreciation	(39,734)	(36,439)
Total	$21,564	$22,071
Depreciation expense of property and equipment was approximately $2.0 million and $4.4 million for the three and nine months ended September 30, 2018 and approximately $1.1 million and $3.4 million for the three and nine months ended September 30, 2017.

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
As of September 30, 2018, the Company had accrued $4.2 million of estimated costs to bring certain products into U.S. regulatory compliance. The Company's estimate of these costs associated with bringing the products into compliance is primarily based upon the number of units outstanding that may require repair, costs associated with shipping, and the assumption the FDA will approve the Company's plan for compliance.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$10,913	$14,139	$10,995	$10,670
Assumed through acquisitions	—	722	—	1,888
Additions charged to expense	792	1,984	3,127	9,437
Utilizations	(945)	(3,616)	(2,003)	(7,977)
Changes in estimate related to product remediation activities	(1,695)	(796)	(3,054)	(1,585)
Balance, end of period	$9,065	$12,433	$9,065	$12,433
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

9 - Share-Based Compensation
As of September 30, 2018, the Company has two active share-based compensation plans, the 2011 Stock Awards Plan and the 2011 Employee Stock Purchase Plan. The terms of awards granted during the nine months ended September 30, 2018 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$42	$52	$181	$173
Marketing and selling	207	171	603	356
Research and development	278	299	827	1,076
General and administrative	1,056	1,727	4,895	5,618
Restructuring	8,231	—	8,940	—
Total	$9,814	$2,249	$15,446	$7,223
As of September 30, 2018, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $10.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$318	$—	$324	$413
Interest expense	(1,649)	(1,042)	(5,250)	(3,291)
Foreign currency gain (loss)	572	1,123	337	1,591
Other income	33	69	(355)	19
Total other income (expense), net	$(726)	$150	$(4,944)	$(1,268)

11 - Income Taxes

The Company's tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, the Company updates the estimated annual effective tax rate which is subject to significant volatility due to several factors, including the Company's ability to accurately predict the income (loss) before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where the Company is unable to predict income (loss) in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax.
The Company recorded an expense from income tax of $1.9 million and a benefit from income tax of $3.1 million for the three and nine months ended September 30, 2018, respectively. The effective tax rate was (53.4)% and 21.4% for the three and nine months ended September 30, 2018, respectively.
The Company recorded an expense from income tax of $17.2 million and $15.6 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 198.0% and 650.4% for the three and nine months ended September 30, 2017, respectively.
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
The decrease in the effective tax rate for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 is primarily attributable to the changes in the valuation allowance position taken in 2017 and certain discrete items. The Company recorded a one-time, non-cash charge to income tax expense in the third quarter of 2017 in the amount of $11.4 million to establish a valuation allowance against its U.S. deferred tax assets balance while in the third quarter of fiscal 2018 the Company recorded an income tax benefit in the amount of $1.3 million to release the valuation allowance recorded against the French deferred tax assets. Additionally, significant excess tax benefits of stock-based compensation was recognized as the Company's former CEO exercised all of his remaining options during the third quarter of 2018. The Company's effective tax rate for the three and nine months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits, non-deductible expenses, and the international provisions from the 2017 Act. The changes attributable to the 2017 Act which impacted the effective tax rate directly increased the amount of non-deductible executive compensation and introduced a new type of deemed inclusion related to global intangible low taxed income (“GILTI”). The percentage impact to the tax rate related to the changes from the 2017 Act for the three and nine months ended September 30, 2018 was significantly greater than the impact to the tax rate to shifts in geographical mix and discrete events for the three and nine months ended September 30, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In the fourth quarter of 2017, the Company recorded a provisional amount of $16.6 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, net of foreign tax credits. The transition tax will be paid in installments over an eight-year period, which started in 2018, and will not accrue interest. For the three and nine months ended September 30, 2018, there were no significant adjustments to this amount although it remains provisional. Additional detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments will be finalized during the fourth quarter of 2018 in accordance with the extended Federal tax return due date. The future issuance of U.S. Treasury Regulations, administrative interpretations or court decisions interpreting the 2017 Act may require further adjustments and changes in the Company's estimate. The final determination of the transition tax and remeasurement of the Company's deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the 2017 Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

On August 1, 2018, The Department of Treasury and the IRS released proposed regulations under Section 965 ("the proposed 965 regulations"). The proposed 965 regulations provide guidance relating to the one-time transition tax on the mandatory deemed repatriation of foreign earnings from the enactment of the 2017 Act on December 22, 2017. The Company reviewed the proposed 965 regulations to determine the impact, if any, on the one-time transition tax liability and the impact of the clarifying guidance is not material for amounts computed as of September 30, 2018, but further refinements are expected in the fourth quarter as the deemed repatriation calculation is finalized.
For the three and nine months ended September 30, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. The Company has made a policy election to treat the GILTI as a period cost and does not recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal.
The Company recorded $405.0 thousand of net tax benefit related to unrecognized tax benefits for the nine months ended September 30, 2018, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible that uncertain tax benefit may change with a range of approximately zero to $3.9 million. The Company's tax returns remain open to examination as follows: U.S Federal, 2015 through 2017, U.S. States, 2013 through 2017, and significant foreign jurisdictions, 2013 through 2017.

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

At September 30, 2018, the Company was in compliance with the Leverage Ratio at 1.99 to 1.00 and the Interest Coverage Ratio at 5.22 to 1.00.

At September 30, 2018, the Company had $115.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the nine months ended September 30, 2018 was 4.38%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	September 30, 2018	December 31, 2017
Revolving credit facility	$115,000	$155,000
Debt issuance costs	(574)	(717)
Less: current portion of long-term debt	20,000	—
Total long-term debt	$94,426	$154,283

As of September 30, 2018, the carrying value of total debt approximated fair market value.

13 - Financial Instruments and Derivatives
The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of September 30, 2018 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$40,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$(130)
Total interest rate derivatives designated as cash flow hedge	$40,000						$(130)

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
As of September 30, 2018, the Company expects that approximately $11.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Revenue:
United States	$77,980	$68,697	$222,135	$200,506
International	52,658	53,946	167,765	169,025
Totals	$130,638	$122,643	$389,900	$369,531

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by End Market:
Neurology Products
Devices and Systems	$50,662	$42,207	$147,024	$121,982
Supplies	16,406	14,151	50,113	44,220
Services	2,722	3,010	9,025	8,753
Total Neurology Revenue	69,790	59,368	206,162	174,955
Newborn Care Products
Devices and Systems	15,324	16,785	45,275	58,387
Supplies	10,831	10,988	29,978	33,733
Services	5,055	5,893	15,935	16,288
Total Newborn Care Revenue	31,210	33,666	91,188	108,408
Otometrics Products
Devices and Systems	28,346	19,820	85,686	63,719
Supplies	1,292	9,789	6,864	22,449
Total Otometrics Revenue	29,638	29,609	92,550	86,168
Total Revenue	$130,638	$122,643	$389,900	$369,531

	September 30, 2018	December 31, 2017
Property and equipment, net:
United States	$10,398	$10,128
Canada	4,427	5,068
Ireland	3,926	3,178
Argentina	1,003	1,591
Denmark	996	1,158
Other countries	814	948
Totals	$21,564	$22,071
During the three and nine months ended September 30, 2018 and 2017, no single customer or country outside the United States contributed to more than 10% of consolidated revenue.

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
The derivative financial instruments described in Note 13 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	September 30, 2018
Liabilities:
Interest Rate Swap	$—	$(130)	$—	$—	$(130)
Total	$—	$(130)	$—	$—	$(130)
The Company estimates the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as the Company's nonperformance risk. As of September 30, 2018, there have been no events of default under the interest rate swap agreement.
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of September 30, 2018 and December 31, 2017, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.
In the third quarter of 2014, the Company listed its facility in Mundelein, Illinois for sale. This asset was thereafter measured at fair value less cost to sell and was classified as a Level 2 asset. On August 6, 2018, the Company sold the Mundelein facility for the carrying value of $1.2 million.
In the second quarter of 2018, the Company listed a portion of vacant land located in Canada for sale. The Company plans to sell 1.5 acres of the vacant land. This asset is measured at fair value less cost to sell based on market price information and is classified as a Level 2 asset. The book value of this asset on September 30, 2018 was $0.9 million, which is the amount in other current assets on the accompanying condensed consolidated balance sheet.
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
Contingent considerations are as follows (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	September 30, 2018
Liabilities:
Contingent consideration	$147	$—	$(147)	$—	$—
Total	$147	$—	$(147)	$—	$—
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2017. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Devices and Systems	72%	65%	72%	66%
Supplies	22%	28%	22%	27%
Services	6%	7%	6%	7%
Total	100%	100%	100%	100%
2018 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue increased $8.0 million in the third quarter ended September 30, 2018 to $130.6 million compared to $122.6 million in the third quarter of the previous year. Revenue growth was driven primarily by the addition of our Neurosurgery business last year and organic growth in our Neuro business unit, offset by a decline in Newborn Care driven by non-recurring orders from the prior period and product line rationalization.
Net loss was $5.6 million or $0.17 per share in the three months ended September 30, 2018, compared with net loss of $8.5 million or $0.26 per diluted share in the same period in 2017. The reduction in net loss was primarily due to a higher operating margin in Neurology due to higher revenue driven by the acquisition of Neurosurgery and increased Supplies revenue. Also contributing to reduction in net loss was a decrease in income taxes in the current period partly offset by an increase in amortization and restructuring costs related to the acquisition of Neurosurgery and finalization of the Otometrics intangible valuation.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.5%	38.4%	41.0%	42.9%
Intangibles amortization	1.5%	1.1%	1.6%	1.0%
Gross profit	59.0%	60.5%	57.4%	56.1%
Operating expenses:
Marketing and selling	25.4%	26.5%	26.3%	25.7%
Research and development	11.6%	9.5%	11.8%	10.3%
General and administrative	12.1%	14.1%	14.6%	15.6%
Intangibles amortization	3.4%	3.2%	3.4%	3.2%
Restructuring	8.8%	0.3%	3.6%	0.2%
Total operating expenses	61.3%	53.6%	59.7%	55.0%
Loss from operations	(2.3)%	6.9%	(2.3)%	1.1%
Other expense, net	(0.5)%	0.1%	(1.4)%	(0.3)%
Loss before provision for income tax	(2.8)%	7.0%	(3.7)%	0.8%
Provision for income tax	1.5%	14.0%	(0.8)%	4.2%
Net loss	(4.3)%	(7.0)%	(2.9)%	(3.4)%
Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Neurology Products
Devices and Systems	$50,662	$42,207	20%	$147,024	$121,982	21%
Supplies	16,406	14,151	16%	50,113	44,220	13%
Services	2,722	3,010	(10)%	9,025	8,753	3%
Total Neurology Revenue	69,790	59,368	18%	206,162	174,955	18%
Newborn Care Products
Devices and Systems	15,324	16,785	(9)%	45,275	58,387	(22)%
Supplies	10,831	10,988	(1)%	29,978	33,733	(11)%
Services	5,055	5,893	(14)%	15,935	16,288	(2)%
Total Newborn Care Revenue	31,210	33,666	(7)%	91,188	108,408	(16)%
Otometrics Products
Devices and Systems	28,346	19,820	43%	85,686	63,719	34%
Supplies	1,292	9,789	(87)%	6,864	22,449	(69)%
Total Otometrics Revenue	29,638	29,609	—%	92,550	86,168	7%
Total Revenue	$130,638	$122,643	7%	$389,900	$369,531	6%

For the three months ended September 30, 2018, Neurology revenue increased by 18% compared to the same quarter last year. Revenue from sales of Neurology Devices and Systems increased by 20% driven mainly by the addition of revenue from Neurosurgery product lines and, to a lesser extent, growth in electroencephalography (“EEG”) and intra-operative monitoring (“IOM”) sales in our domestic market. Revenue from Supplies increased by 16% mainly in our domestic market and was due in part primarily to the addition of revenue from Neurosurgery products. Revenue from Services decreased by 10% primarily due to a decrease in the number of test days and a decrease in the amount of revenue recognized per test day in the current quarter for our GND Services.
For the three months ended September 30, 2018, Newborn Care revenue decreased by 7% compared to the same quarter last year. The decrease was driven by one-time tender award for Vision imaging products in India, Brazil, Columbia and Mexico in the third quarter of 2017 which totaled $1.5 million, a reduction in Peloton hearing screening service revenue due to reduced collectability per screen, unfavorable foreign exchange rates in Argentina, and end-of-life decisions for certain products that did not have the required scale to remain viable. These factors were partially offset by higher revenue from Balance and Mobility products released from ship hold during the quarter.
For the three months ended September 30, 2018, Otometrics revenue was flat compared to the same period last year. While revenue overall was flat, Otometrics experienced double digit growth in sales domestically and in China during the quarter. This growth was offset by a reduction in sales internationally driven by legal entity name changes as part of our integration efforts and a reduction in distributor sales due to the economic environment in certain countries in the Middle East.
For the nine months ended September 30, 2018, Neurology revenue increased by 18% compared to the same quarter last year. Revenue from sales of Neurology Devices and Systems increased by 21% driven mainly by the addition of revenue from Neurosurgery product lines. Revenue from Supplies increased by 13% mainly in our domestic market and was due in part to the addition of revenue from Neurosurgery products. Revenue from Services increased by 3% due to an increase in the amount of revenue recognized per test day for our GND Services in the current quarter partially offset by a decline in the number of test days completed.
For the nine months ended September 30, 2018, Newborn Care revenue decreased by 16% compared to the same quarter last year. The decrease is primarily due to the recognition of approximately $10.0 million of revenue in the first half of 2017 from our contract with the government of Venezuela which did not reoccur in 2018. We also experienced a one-time shipment of NeoBlue blanket backlog in the first quarter of 2017 and a one-time shipment of hearing devices and supplies to China, Japan, and Australia in the second quarter of 2017. In addition to non-recurring revenue from the prior year, unfavorable foreign exchange rates in Argentina, the lower collection per screen on the Peloton hearing screening service, the ship hold on Balance and Mobility products during the first half of the year and end-of-life decisions for certain products that did not have the required scale to remain viable also contributed to the decline in revenue as of year to date in 2018.
For the nine months ended September 30, 2018, Otometrics revenue increased by 7% compared to the same period last year. This increase was driven by strong growth in international sales in the first six months of 2018, in addition to favorable foreign exchange rates which was partly offset by a decline in domestic sales which was largely attributable to the restructuring of the US sales team.
Revenue from domestic sales increased to $78.0 million for the three months ended September 30, 2018 compared to $68.7 million in the three months ended September 30, 2017. The increase in domestic revenue was driven by the addition of our Neurosurgery business which was partly offset by declines in Newborn Care domestic revenue.
Revenue from international sales decreased to $52.7 million for the three months ended September 30, 2018 compared to $53.9 million in the third quarter of 2017. Decreases in the Newborn Care and Otometrics international revenue was partially offset by the addition of Neurosurgery revenue.
Cost of Revenue and Gross Profit

Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$130,638	$122,643	$389,900	$369,531
Cost of revenue	51,583	47,112	159,849	158,615
Intangibles amortization	1,930	1,290	6,235	3,789
Gross profit	77,125	74,241	223,816	207,127
Gross profit percentage	59.0%	60.5%	57.4%	56.1%
For the three months ended September 30, 2018, gross profit as a percentage of revenue decreased 1.5% compared to the same period in the prior year. This decrease was primarily driven by increased device and systems sales which have a lower gross margin than supplies and services. For the nine months ended September 30, 2018, gross profit as a percentage of revenue increased 1.3% compared to the same period in the prior year. This increase was mainly attributable to the improvement in Newborn Care gross profit, which was lower in the prior year due to sales to the government of Venezuela, partially offset by the addition of Neurosurgery products.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Marketing and selling	$33,200	$32,537	$102,474	$95,106
Percentage of revenue	25.4%	26.5%	26.3%	25.7%
Research and development	$15,127	$11,632	$46,186	$38,098
Percentage of revenue	11.6%	9.5%	11.8%	10.3%
General and administrative	$15,799	$17,329	$56,966	$57,501
Percentage of revenue	12.1%	14.1%	14.6%	15.6%
Intangibles amortization	$4,477	$3,882	$13,434	$11,841
Percentage of revenue	3.4%	3.2%	3.4%	3.2%
Restructuring	$11,432	$321	$14,182	$914
Percentage of revenue	8.8%	0.3%	3.6%	0.2%
Marketing and Selling
Marketing and selling expenses increased for the three and nine months ended September 30, 2018 due to higher payroll costs related to the addition of Neurosurgery and higher commissions compared to the same period in 2017.
Research and Development
Research and development expenses increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase relates to the addition of Neurosurgery products and increased spend on new product development, including Otoscan® and Retcam products.
General and Administrative
General and administrative expense during the three and nine months ended September 30, 2018 decreased when compared to the same periods in the prior year. This decrease was due to a reduction in bad debt expense related to our GND and Peloton businesses. For the nine months ended September 30, 2018 these were partially offset by increased expenses incurred related to our annual stockholders' meeting.

Intangibles Amortization
Intangibles amortization increased during the three and nine months ended September 30, 2018 as compared to the same periods in 2017. This increase was attributable to intangibles acquired in the Neurosurgery assets acquisition during the fourth quarter of 2017.
Restructuring
Restructuring expenses increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017. The large increase was driven by costs associated with the Company's executive management transition which was primarily comprised of accelerated vesting of stock compensation and severance expense.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2018 we reported $0.7 million of other expense compared to $0.2 million of other income for the same period in 2017. For the nine months ended September 30, 2018 we reported $4.9 million of other expense compared to other expense of $1.3 million for the same period in 2017. This increase in expense in both the three and nine months ended September 30, 2018 was attributable to a higher interest expense due to borrowing to complete the acquisitions of Otometrics and Neurosurgery assets as well as exchange rate fluctuations.
Provision for Income Tax
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate which is subject to significant volatility due to several factors, including our ability to accurately predict the income (loss) before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where we are unable to predict income (loss) in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax.
We recorded an expense from income tax of $1.9 million and a benefit from income tax of $3.1 million for the three and nine months ended September 30, 2018, respectively. The effective tax rate was (53.4)% and 21.4% for the three and nine months ended September 30, 2018, respectively.
We recorded an expense from income tax of $17.2 million and $15.6 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was 198.0% and 650.4% for the three and nine months ended September 30, 2017, respectively.
The decrease in the effective tax rate for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 is primarily attributable to the changes in the valuation allowance position taken in 2017 and certain discrete items. We recorded a one-time, non-cash charge to income tax expense in the third quarter of 2017 in the amount of $11.4 million to establish a valuation allowance against our U.S. deferred tax assets balance while in the third quarter of fiscal 2018, we recorded an income tax benefit in the amount of $1.3 million to release the valuation allowance recorded against the French deferred tax assets. Additionally, significant excess tax benefits of stock-based compensation was recognized as the Company's former CEO exercised all of his remaining options during the third quarter of 2018. Our effective tax rate for the three and nine months ended September 30, 2018 differed from the federal statutory rate of 21% primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits, non-deductible expenses, and the international provisions from the Tax Cuts and Jobs Acts of 2017 (“2017 Act”). The changes attributable to the 2017 Act which impacted the effective tax rate directly increased the amount of non-deductible executive compensation and introduced a new type of deemed inclusion related to global intangible low taxed income (“GILTI”). The percentage impact to the tax rate related to the changes from the 2017 Act for the three and nine months ended September 30, 2018 was significantly greater than the impact to the tax rate to shifts in geographical mix and discrete events for the three and nine months ended September 30, 2017.

We recorded $405.0 thousand of net tax benefit related to unrecognized tax benefits for the nine months ended September 30, 2018, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible that uncertain tax benefit may change with a range of approximately zero to $3.9 million. Our tax returns remain open to examination as follows: U.S Federal, 2015 through 2017, U.S. States, 2013 through 2017, and significant foreign jurisdictions, 2013 through 2017.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$54,440	$88,950
Working capital	177,556	213,491

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$18,956	$14,248
Net cash used in investing activities	(5,613)	(111,322)
Net cash provided by (used in) financing activities	(40,434)	7,994
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of September 30, 2018, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $45.4 million. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel-Tech and Natus Ireland, which we intend to repatriate. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank and Citibank, NA that provides for an aggregate $150.0 million secured revolving credit facility. On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuances of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of September 30, 2018 we had $115.0 million outstanding under the Credit Facility.
During the nine months ended September 30, 2018 cash provided by operating activities of $19.0 million was the result of $11.3 million of net loss, non-cash adjustments to net loss of $47.5 million, and net cash outflows of $17.2 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased share based compensation from the Company's executive transition and increased depreciation and amortization due to the Neurosurgery assets acquisition. Cash used in investing activities during the period was $5.6 million, driven by cash used to acquire other property and equipment. Cash used in financing activities during the nine months ended September 30, 2018 was $40.4 million and consisted of repayment of borrowing of $40.0 million, $5.6 million for repurchases of common stock under our share repurchase program, $5.2 million for taxes paid related to net share settlement of equity awards, and $0.1 million for contingent consideration payments, offset by stock option exercises of $10.5 million.
During the nine months ended September 30, 2017 cash provided by operating activities of $14.2 million was the result of $13.2 million of net loss, non-cash adjustments to net loss of $42.1 million, and net cash outflows of $14.7 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization due to the Otometrics acquisition and additional warranty and accounts receivable reserves. Cash used in investing activities during the period was $111.3 million, driven by the acquisition of Otometrics for $142.9 million, offset by the sale of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $2.7 million. Cash provided by financing activities during the nine months ended September 30, 2017 was $8.0 million and consisted of proceeds from borrowing of $60.0 million and stock option exercises of $2.2 million, offset by $45.0 million for payment on borrowings, $3.7 million for taxes paid related to net share settlement of equity awards, $2.9 million for a contingent consideration payment for the Retcam acquisition, and $2.3 million for repurchase of common stock under our share repurchase program.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarized our contractual obligations and commercial commitments as of September 30, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$66,988	$61,274	$5,714	$—	$—
Operating lease obligations	27,710	1,746	11,454	7,451	7,059
Bank debt	115,000	—	—	115,000	—
Interest payments	10,160	1,449	7,645	1,066	—
Repatriation tax	$11,754	$1,078	$2,034	$2,923	$5,719
Total	$231,612	$65,547	$26,847	$126,440	$12,778
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
Off Balance Sheet Arrangements
Under our bylaws, we have agreed to indemnify our officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. We have a directors and officers’ liability insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid resulting from the indemnification of our officers and directors. In addition, we enter into indemnification agreements with other parties in the ordinary course of business. In some cases we have obtained liability insurance providing coverage that limits our exposure for these other indemnified matters. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. We believe the estimated fair value of these indemnification agreements is minimal and have not recorded a liability for these agreements. During the nine months ended September 30, 2018, we had no other off-balance sheet arrangements that had, or are reasonably likely to have, a material effect on our condensed consolidated financial condition, results of operations, or liquidity.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate risk on our LIBOR-indexed floating-rate debt. We have entered into an interest rate swap agreement to effectively covert a portion of our floating-rate debt to a fixed-rate. The principal objective of the swap contract is to reduce the variability of future earnings and cash flows associated with our floating-rate debt.

Interest Rate Swap Agreement Designated as Cash Flow Hedge

During 2018, we entered into an interest rate swap agreement with a notional amount of $40.0 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with our floating-rate debt. This interest rate swap agreement matures in September 2021 and converts a portion of our LIBOR floating-Rate debt to fixed-rate debt. The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are amortized to interest expense over the term of the related debt.

As of September 30, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $130 thousand, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis. See Note 13 to these Condensed Consolidated Financial Statements for additional discussion on our financial instruments and derivatives.

Sensitivity Analysis
Our remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. Based on a sensitivity analysis on actual rates experienced in the current year, a hypothetical increase in interest rates of 500 basis points would have resulted in increased interest expense of $0.5 million of the nine months ended September 30, 2018.

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

At September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 due to the material weakness described above that has not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the third quarter of 2018, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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
With the oversight of senior management and our audit committee, we have completed the steps above to redesign internal controls related purchase accounting and we applied those redesigned controls when finalizing the purchase price allocation for the acquisition of assets from Integra LifeSciences. Although we have completed the purchase accounting, we are still in the process of testing the design and effectiveness of the associated controls and will finalize that testing during the fourth quarter of 2018.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding repurchases by the Company of its common stock for the three and nine months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	—	$—	—	$24,383,696
August 1, 2018 - August 31, 2018	—	$—	—	$24,383,696
September 1, 2018 - September 30, 2018	—	$—	—	$24,383,696
Total	—	$—	—	$24,383,696
On February 22, 2018, the Board of Directors authorized the repurchase of up to $30 million in common stock with an expiration date of February 26, 2019.

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

10.17	Form of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	8/29/2018

10.18	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 8, 2018	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2018	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)