Form 10-K
period 2018-12-31
NATUS MEDICAL INC
filed 2019-03-01
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000–33001

 NATUS MEDICAL INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	77–0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018, the last business day of Registrant’s most recently completed second fiscal quarter, there were 33,590,337 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 29, 2018) was $1,158,866,627. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 20, 2019, the registrant had 33,777,388 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NATUS MEDICAL INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    Business
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “the Company”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our ability to complete all of our backlog orders, and the anticipated timing and effect of the implementation of our new organizational structure.
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
Overview
Natus is a leading provider of neurology, newborn care, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction and neurosurgical treatments, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
On January 15, 2019, Natus announced the implementation of a new organizational structure designed to improve operational performance and make it a stronger, more profitable company.
Natus intends to consolidate its three business units, Neuro, Newborn Care and Otometrics into “One Natus." This initiative is designed to create a single, unified company with globally led operational teams in Sales & Marketing, Manufacturing, R&D, Quality, and General and Administrative functions. The new structure is expected to provide for increased transparency, efficiency and cross-functional collaboration across common technologies, processes and customer channels.
Natus expects to transition to the new structure with further implementation stages continuing throughout 2019.
The description of Natus’ strategic business units that is contained in this Annual Report describes such strategic business units as they existed during the fiscal year ended December 31, 2018.
Product Families
We are organized into three strategic business units, each with multiple product families:
Neuro—Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography (“EEG”) and long term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), and intra-operative monitoring (“IOM”). These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases.
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
Otometrics—Includes products for hearing and diagnostics and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. We acquired the Otometrics business in January 2017.

Neuro
Our Neuro business unit represents a comprehensive line of neurodiagnostic, neurocritical care, and neurosurgical products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders of the central and peripheral nervous system. The environments in which these products are used include outpatient private practice facilities and inpatient hospital environments, including diagnostic procedures and monitoring of patients during admissions, surgery, while under sedation, in post-operative care, and in intensive care units. Our Neuro products and services include:
Neurodiagnostic
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
Global Neuro-Diagnostic Services (“GND”), which we acquired in early 2015, has historically provided in-home ambulatory EEG monitoring. In January 2019, as part of the implementation of our new “One Natus” organizational structure and our enhanced focus on our more profitable medical device businesses, we announced our plans to wind down GND operations during the first quarter of 2019.
Diagnostic Electroencephalograph Monitoring Product Lines
Our EEG diagnostic monitoring product lines for neurology consist of signal amplifiers, workstations to capture and store synchronized video and EEG data, and proprietary software. These products are typically used in concert, as part of an EEG “system” by the neurology/neurophysiology department of a hospital or clinic to assist in the diagnosis and monitoring of neurological conditions.

•
NeuroWorks; NicoletOne.    Our EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term monitoring of up to 256 channels, and physician review stations with quantitative EEG analysis capabilities.

•
Stellate/Gotman Spike and Seizure; GridView; NicoletOne Trends.    Our proprietary spike and seizure detection algorithm detects, summarizes, and reports EEG events that save health-care professionals time by increasing the speed and accuracy of interpretation. GridView is a tool that allows the clinician to correlate EEG patterns with electrode contacts on a 3D view of the patient brain using magnetic resonance (“MR”) or computed tomography (“CT”) images, thus enabling the visualization and annotation of the brain surface and internal structures involved in the diagnosis of epilepsy. NicoletOne Trends provides a comprehensive set of EEG analysis algorithms that are used to generate compressed trends of large amounts of data to assist in the clinical evaluation and data review process.

•
Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems. Our proprietary amplifier products are sold for a wide variety of applications under the following brand names: Xltek, Trex, EEG32U, EMU40EX, Brain Monitor, Quantum, Nicolet v32 and v44 models.

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

•	Supplies. We also manufacture and market a full line of proprietary EEG electrodes and other supplies used in the electroencephalography field.
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
Electrodiagnostic Product Lines

•
Dantec Keypoint.    The Dantec Keypoint G-4 and Focus EMG and EP family of products features amplifiers, stimulators, and strong signal quality. The Keypoint is used for advanced neurodiagnostic applications such as single fiber EMG, visual and auditory evoked potentials, and in routine nerve conduction studies. The Keypoint system is also available in a portable laptop configuration.

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

•
Embla REMlogic, Sandman; and Xltek SleepWorks.    Our diagnostic PSG systems capture and store all data digitally. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports.

•
Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis and are sold under brand names such as Embla and MPR, Xltek Trex and SleepWorks, NDx and SDx. Our amplifiers are used in both hospitals and stand-alone clinics. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.

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

•	Supplies. We also market a broad line of supplies, disposable products and accessories for the PSG laboratory including the XactTrace respiratory monitoring belts.
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
Newborn Care
Our newborn care business unit represents a line of products and services that are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care, as well as other products used in newborn through adult populations, including hearing diagnostics and balance & mobility systems. Our products are organized in nine modalities and include:

•	Newborn Hearing Screening—Products used to screen hearing in newborns.

•	Diagnostic Hearing Assessment—Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Balance and Mobility—Systems to diagnose and assist in treating balance disorders in an evidence-based, multidisciplinary approach.

•	Thermoregulation—Products used to control the newborn environment including incubators and warmers.

•	Jaundice Management—Products used to treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Newborn Brain Injury—Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.

•	Eye Imaging—Systems and products used in the advanced science and practice of neonatal and pediatric retinal imaging.

•	Essentials—Products used in the everyday operation of neonatal intensive care unit (“NICU”) and well-baby nursery department within the hospital environment.

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
Peloton Screening Services
Peloton Screening Services is a nationwide service offering that provides hearing screening services to hospital-based customers. The core platform of the program meets the objectives of today’s healthcare environment by aligning with family centered care principals and Joint Committee on Infant Hearing (JCIH) recommendations. Peloton compliments our newborn hearing screening product lines and provides all aspects of a comprehensive service program: equipment, supplies, professional oversight by nurses or audiologists, screening personnel, case management, quality review & oversight, and state data management reporting.
Thermoregulation
Incubators offer a controlled, consistent microenvironment for thermoregulation and humidification within a closed system to maintain skin integrity and body temperature.
Thermoregulation products

•
Incubators.    Our NatalCare incubators, including those used for transporting infants, provide high thermal performance with a double wall design, easy to use control panels and features such as improved weighing functionality with automatic centering and an electronic tilting mechanism. The easy-to-clean, smooth design, and choice of options make these customizable incubators appropriate for different use environments.

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

Eye Imaging
Our RetCam devices incorporate a camera combined with proprietary imaging software that are used to diagnose and monitor a range of ophthalmic maladies in premature infants. RetCam specializes in NICU ophthalmic imaging used in the detection of retinopathy of prematurity (ROP) and Retinoblastoma (RB) in newborns. ROP and RB are diseases of the retina that much be detected very early after birth and treated immediately, so the RetCam diagnostic camera is a fundamental tool in preventing vision loss and total blindness in infants.

Eye Imaging Products
RetCam images enable physicians to assist in the evaluation of pediatric ocular disease which have preserved the vision in thousands of infants. Each of the RetCam systems deliver objective and interpretable detail, allow image comparison over time, enable remote consultations, and provide reliable and defensible medico-legal documentation.

•	RetCam 3. Full-featured imaging system with a range of interchangeable lenses, Fluorescein Angiography module option.

•	RetCam Shuttle. Laptop-based system with a smaller cart and dual wheel casters for improved transportability.

•	RetCam Portable. Laptop-based version in a case for maximum portability.
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

Balance and Mobility
We have historically offered a number of balance and mobility products under our Neurocom brand, including our EquiTest, Balance Master, VSR, and VSR Sport, and inVision product lines. In January 2019, as part of the implementation of our new “One Natus” organizational structure and our enhanced focus on our more profitable medical device businesses, we announced that we would immediately discontinue sales of new products under our Neurocom brand. We will continue to support Neurocom customers with technical support and service and we believe we will continue as a leader in the balance diagnostic market with our Otometrics' branded balance products.

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

Otometrics develops, manufactures and markets computer-based audiological, otoneurologic and vestibular instrumentation in more than 80 countries. The Otometrics solutions portfolio covers key application areas within hearing assessment, hearing screening, hearing instrument fitting and balance assessment. Many of the Otometrics hearing and balance care solutions have set precedent within the hearing care industry and are used by thousands of clinicians around the world.

As an independent provider of hearing care diagnostic solutions, Otometrics works closely with leading hearing aid manufacturers to develop new solutions within hearing assessment and hearing aid fitting.

Hearing Assessment
From otoacoustic emissions (OAE) and immittance screening to advanced audiological testing and 3D digital ear scanning, Otometrics offers a wide range of flexible devices and PC-based solutions that are designed to screen, test and assess patients of all ages. Otometrics hearing assessment solutions offer functionality to support basic audiometric testing to advanced tinnitus and pediatric hearing assessment. Hearing care solutions by Otometrics help streamline the hearing screening and assessment process making it easier and convenient for the professional and the patient. Otometrics also manufacturers and markets a broad line of supplies and disposable products and accessories for hearing assessment.

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
3D Digital Ear Scanning
Otometrics hearing assessment solutions include the breakthrough 3D digital ear scanning solutions Otoscan® that gives hearing care professionals innovative ways to attract and convert more clients while delivering customized hearing care in an efficient way. Otoscan® enables hearing care professionals to make digital impressions for custom in-the-ear pieces such as earmolds and hearing aids. The scanner solution applies breakthrough technology to transform images of the ear into 3D digital files that are uploaded to the cloud service, Otocloud™, for immediate use in production of custom products, delivering significant efficiency and quality gains in the production of hearing aids. Otocloud™ is a web-based portal supported by a dedicated Microsoft Azure server domain.
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
Balance Assessment
Professionals who evaluate patients with balance disorders use Otometrics' vestibular diagnostic and ENG/VNG (electronystagmography/videonystamography) systems and services. These solutions are used by audiologists, otolaryngologists, otologists and neurologists for identifying auditory and vestibular abnormalities. Otometrics balance care solutions are compact and include the world's first portable, gold standard video head impulse test (“vHIT”) and offer modular functionality to support vHIT, video frenzel, positional, oculomotor and SHIMP (suppression head impulse) testing. Otometrics also manufacturers and markets a broad line of supplies, disposable face cushions, and accessories for balance assessment.

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
Revenue by Product Family and Product Category
For the years ended December 31, 2018, 2017 and 2016, revenue from our product families as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2018	2017	2016
Neuro	53%	48%	62%
Newborn Care	23%	29%	38%
Otometrics	24%	23%	—%
Total	100%	100%	100%
We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services as a percent of total revenue for the years ending December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Devices and Systems	72%	71%	63%
Supplies	22%	22%	28%
Services	6%	7%	9%
Total	100%	100%	100%
In 2018, 2017 and 2016, no single end-user customer comprised more than 10% of our revenue.
Backlog
In general, the company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the company believes that backlog information is not meaningful to understanding its overall business and should not be considered a reliable indicator of the company's ability to achieve any particular level of revenue or financial performance.
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
For the years ended December 31, 2018, 2017 and 2016, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic revenue	56.7%	54.1%	65.6%
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
For the years ended December 31, 2018, 2017 and 2016, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2018	2017	2016
International revenue	43.3%	45.9%	34.4%
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
For the years ended December 31, 2018, 2017 and 2016, revenue from direct purchases by GPO members as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2018	2017	2016
Direct purchases by GPO members	13.3%	14.5%	12.3%
Third-Party Reimbursement
In the U.S., healthcare providers generally rely on third-party payors, including private health insurance plans, federal Medicare, state Medicaid, and managed care organizations, to reimburse all or part of the cost of the procedures they perform. Third-party payors can affect the pricing or the relative attractiveness of our products by regulating the maximum amount of reimbursement these payors provide for services utilizing our products. In addition, our Peloton hearing screening service is dependent on third-party payors to reimburse us for services provided.

Customer Service and Support
We generally provide a one-year warranty on our medical device and system products. We also sell extended service agreements on our medical device and system products. Service, repair, and calibration services for our domestic customers are provided by Company-owned service centers and our field service specialists. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.
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
Our research and development expenses were $61.7 million or 11.6% of total revenue in 2018, $51.8 million or 10.3% of total revenue in 2017, and $33.4 million or 8.8% of total revenue in 2016.
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
Countries outside of the U.S. regulate medical devices in a manner similar to that of the FDA. Our manufacturing facilities are subject to audit and have been certified to be ISO 13485:2016, Medical Device Directive 93/42/EEC, and MDSAP compliant, which allows us to sell our products in Canada, Europe, and other territories around the world. All of our manufacturing facilities are subject to inspection by our notified bodies or other competent authorities, and in some cases without advance notice. We plan to seek approval to sell our products in additional countries, while maintaining our current approvals. The time and cost of obtaining new, and maintaining existing, market authorizations from countries outside of North America, and the requirements for licensing products in these countries may differ significantly from FDA requirements.
In 2017, the European Union ("EU")adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period to May 2020 and will replace the existing directives on medical devices in the EU. After May 2020, medical devices marketed in the EU will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation will require us to incur significant costs and failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.
Employees
On December 31, 2018, we had approximately 1,729 full time employees worldwide. In Argentina, some of our production employees are represented by labor unions and our employees in Germany have established a works council. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Executives
The following table lists our executive officers and their ages as of March 1, 2019:

Name	Age	Position(s)
Jonathan A. Kennedy	48	President and Chief Executive Officer
B. Drew Davies	53	Executive Vice President and Chief Financial Officer
D. Christopher Chung, M.D.	55	Vice President Medical Affairs, Quality & Regulatory
Austin F. Noll, III	52	Executive Vice President and Chief Commercial Officer
Jonathan A. Kennedy has served as Chief Executive Officer, and as a member of the Board of Directors since July 2018. Mr. Kennedy joined Natus as Senior Vice President and Chief Financial Officer in April 2013 and was appointed Executive Vice President and Chief Financial Officer in September 2016. In addition, he currently serves on the Board of Directors for IRadimed Corporation. Before joining Natus, Mr. Kennedy was Senior Vice President and Chief Financial Officer of Intersil Corporation, a global semiconductor manufacturer, since 2009. Prior to that, he was Intersil’s Corporate Controller since 2005 and Director of Finance since 2004. Before joining Intersil, Mr. Kennedy held management roles in Finance and Information Technology with Alcon Inc. and Harris Corporation. He holds a Bachelor of Science degree in Business Administration and a Master of Science degree in Accounting from the University of Central Florida. Mr. Kennedy is also a Certified Public Accountant.
B. Drew Davies joined Natus as Executive Vice President and Chief Financial Officer in October 2018. Mr. Davies most recently served as Executive Vice President and Chief Financial Officer of Extreme Networks since June 2016. Before joining Natus, Mr. Davies served as Vice President and Corporate Controller at Marvell Semiconductor Inc. from December 2015 until May 2016. Prior to that, Mr. Davies was the Senior Vice President, Corporate Controller at Spansion, Inc. from August 2012 to December 2015. Prior to Spansion, Mr. Davies was Corporate Controller at Intersil Corporation from April 2009 to August 2012, and served as Operations Controller from March 2008 to April 2009. Mr. Davies also served as Chief Financial Officer of Nanoconduction, Inc. from March 2007 to March 2008, Director of Finance and Administration for STATSChipPac from September 1999 to March 2007, held various finance roles at Micron Custom Manufacturing Services from November 1992 to September 1999. Mr. Davies holds a Master of Business Administration degree from Santa Clara University and a Bachelor of Science, Business Accounting degree from the University of Idaho.
D. Christopher Chung, joined Natus in 2000 as the Medical Director. He has also served as Vice President of R&D and most recently since 2011 as Vice President Medical Affairs, Quality and Regulatory. From 2000 to 2007, Dr. Chung also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco providing patient care in the Neonatal Intensive Care Unit and Newborn Nursery. From 1997 to 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From 1986 to 1993, Dr. Chung worked as an R&D engineer Nellcor Incorporated, a medical device company that pioneered the development of pulse oximetry. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics. Dr. Chung has also been awarded nine U.S. Patents in the medical device field.
Austin F. Noll, III joined Natus in August 2012 as the Vice President and General Manager, Neuro. Prior to joining Natus, Mr. Noll served as the President and CEO of Simpirica Spine, a California-based start-up company that developed and commercialized a novel device for spinal stabilization. Prior to joining Simpirica Spine, Mr. Noll served as the President and CEO of NeoGuide Systems, a medical robotics company acquired by Intuitive Surgical. Prior to joining NeoGuide Systems, Mr. Noll held numerous management positions at Medtronic over a 13-year period, where he served as the Vice President and General Manager of the Powered Surgical Solutions and the Neurosurgery businesses. Before Medtronic, he held sales positions at C.R. Bard and Baxter Healthcare. He received a Bachelor of Science degree in Business Administration from Miami University and a Master of Business Administration degree from the University of Michigan.
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

Item 1A.    Risk Factors
Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.
On January 15, 2019 Natus announced the implementation of a new organizational structure, “One Natus,” designed to improve operational performance and make it a stronger, more profitable company. There can be no assurance that we will realize, in full or in part, the anticipated benefits of this new structure. Our financial goals assume a level of increased productivity. If we are unable to deliver these expected improvements, or continue to invest in business growth, or if the volume and nature of change require additional resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.
Our growth in recent years has depended substantially on the completion of acquisitions and we may not be able to complete acquisitions of the same nature or relative size in the future to support a similar level of growth.
The acquisitions that we have completed have contributed to our growth in recent years. We have expended considerable effort in seeking to identify attractive acquisition candidates, and ultimately, to negotiate mutually agreeable acquisition terms. The market for attractive acquisitions is competitive and others with different strategic objectives or greater financial resources than we have may be better positioned than we are to acquire desirable targets. Further, we may not be able to negotiate acquisition terms with target companies that will allow us to achieve acceptable financial returns from the transaction.
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
For example, beginning in 2012 we implemented the rollout of a world-wide, single-platform enterprise resource planning (“ERP”) application including customer relationship management, product lifecycle management, demand management, consolidation and financial statement generation, and business intelligence, and in 2015 we completed the final implementation of the ERP. In 2018 we completed the implementation of the ERP application for our Otometrics and Integra acquisitions. We may fail to gain the efficiencies the implementation is designed to produce within the anticipated timeframe. We will continue to incur additional costs associated with stabilization and ongoing development of the new platform. The ongoing development and stabilization could also be disruptive to our operations, including the ability to timely ship and track product orders to customers, project inventory requirements, manage our supply chain and otherwise adequately service our customers. As we continue to integrate the Otometrics and Integra operations, we will incur costs which could materially exceed expectations and there can be no assurance that implementation will not disrupt our operations.
If we are not able to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. We reported a material weakness in our internal control reporting for the year ended December 31, 2017, which we remediated in 2018. Separately, during the fourth quarter of 2018, in connection with a change in control owner, management identified an existing control that was not designed at a sufficient precision to adequately review our analysis of separate reporting units, which could have resulted in a material misstatement. Although we took steps to remediate these issues in 2018 and believe that material weaknesses were remediated as of December 31, 2018, these measures may not be sufficient to avoid similar weaknesses or other deficiencies in the future. For additional information on the material weakness identified in the fourth quarter of 2018, see the “Management's Report on Internal Control Over Financial Reporting” section of “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.
The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could be restated, we could receive an adverse opinion regarding our controls from our independent registered accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.
Our operating results may decline if we do not succeed in developing, acquiring, and marketing additional products or improving our existing products.
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
We are subject to a variety of operational risks inherent in our business which may disrupt our business and negatively impact our results of operations.
We are exposed to many types of operational risks, including business continuity, direct or indirect loss resulting from inadequate or failed internal and external processes, systems or human error, the effects of natural or man-made catastrophic events (such as natural disasters, pandemics, cyber-attacks, acts of terrorism, civil unrest and other catastrophes) or from other external events. Exposure to such events could disrupt our systems and operations significantly, which may result in financial loss and reputational damage.
Adverse economic conditions in markets in which we operate may harm our business.
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
In 2016 voters in the United Kingdom approved "Brexit," calling for the United Kingdom to withdraw from the European Union by March 29, 2019. The effects of the Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. from the European Union may adversely affect business activity and economic and market conditions in the U.K., the Eurozone, and globally, and have contributed to instability in global financial and foreign exchange markets, including volatility in the value of the pound sterling and the euro. In addition, Brexit could lead to additional political, legal and economic instability in the European Union. Natus has not identified any additional risk factors under Brexit other than those discussed herein. Additionally, we have not identified any trends or potential changes to critical accounting estimates as a result of Brexit. We will continue to assess risk factors and accounting and reporting considerations. Any of these effects of Brexit, among others, could adversely affect our business, financial condition or future results.
Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations.
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
We are exposed to certain risks as a result of operating in countries with high levels of inflation.
These risks include the risk that the rate of price increases will not keep pace with the cost of inflation, adverse economic conditions may discourage business growth which could affect demand for our services, the devaluation of the currency may exceed the rate of inflation and reported U.S. dollar revenues and profits may decline, and these countries may be deemed “highly inflationary” for U.S. GAAP purposes.
Effective July 1, 2018, Argentina's economy is considered to be highly inflationary under U.S. GAAP since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the cumulative inflation rates published by Center for Audit Quality (CAQ) SEC Regulations Committee and its International Practices Task Force (IPTF). As a result, beginning July 1, 2018, the U.S. dollar is the functional currency for the Company's subsidiary in Argentina, Medix I.C.S.A. Accordingly, all gains and losses resulting from the translation of the Company's Argentinian operations are required to be recorded directly in the statement of operations. Through June 30, 2018, prior to being designated as highly inflationary, currency translation adjustments of Medix's balance sheet are reflected in shareholders' equity as part of Other Comprehensive Income; however subsequent to July 1, 2018, such adjustments are reflected in earnings.
The interest rates on our revolving credit facility are priced using a spread over LIBOR.
LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in our term loans such that the interest due to our creditors pursuant to a term loan extended to us is calculated using LIBOR. Most of our term loan agreements contain a stated minimum value for LIBOR.
The Company’s credit facility permits interest on the outstanding principal balance to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021 and while work on substitutions is ongoing, considerable uncertainty exists around what will replace LIBOR and how it will be implemented. Actions in the meantime, by the FCA, other regulators, or law enforcement agencies are expected to influence the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere.
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
The FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices. Compliance with these requirements may require changes in business practices, complicate our operations, and add complexity and additional management and oversight needs. They also may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data.
Failure to comply with laws relating to the confidentiality of sensitive personal information or standards related to the transmission of electronic health data may require us to make significant changes to our products, or incur penalties or other liabilities.
State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving submission of claims to their party payors. These standards also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act, or HITECH Act, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses may be deemed to serve as “business associated” to certain of our customers.
Outside the U.S., we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. We serve customers across the globe. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are be enforced, with potential for significant financial penalties. In the European Union, increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The new European Union General Data Protection Regulation (“GDPR”) applies uniformly across the European Union and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals, including employees, residing in the European Union to comply with European Union privacy and data protection rules.
Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation, results of operation and financial condition.
In the ordinary course of our business, we collect, process, transmit and retain personal information regarding our employees and their families, vendors and customers, which can include social security numbers, social insurance numbers, banking and tax identification information, health-care information and credit card information. A third-party may be able to circumvent the security and business controls we use to limit access and use of personal information, which could result in a breach of employee, customer, or vendor's privacy. A major breach, theft or loss of personal information regarding our employees and their families, vendors or customers that is held by us could result in substantial fines and penalties. For example, the European Union adopted a new regulation that became effective May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet certain requirements regarding the handling of personal data. Failure to meet GDPR requirements could result in penalties of up to 4% of worldwide revenue. As a result of legislative and regulatory rules, we may be required to notify the owners of the personal information of any data breaches, which could harm our reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, media or other reports of existing or perceived security vulnerabilities in our systems, even if no breach has been attempted or has occurred, can adversely impact our brand and reputation, and thereby materially impact our business. Significant capital investments and other expenditures could be required to remedy a breach and prevent future problems, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been breached. These costs, which could be material, could adversely impact our results of operations during the period in which they are incurred. The techniques and sophistication used to conduct cyber-attacks and breaches, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. Accordingly, our expenditures to prevent future cyber-attacks are breaches may not be successful.
Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products.
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
Uncertainty surrounding the ACA and the U.S. healthcare system may impact the way our customers spend on medical devices, supplies, and services in the future. If we fail to effectively react to the implementation of healthcare reform, our business may be adversely affected.
Future changes in technology or market conditions could result in adjustments to our recorded asset balance for intangible assets, including goodwill, resulting in additional charges that could significantly impact our operating results.
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
We may not be able to preserve the value of our intellectual property because we may not be able to protect access to it or we may lose our intellectual property rights due to expiration of our licenses or patents.
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
If health-care providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling our products or technologies.
Clinicians, hospitals, and government agencies are unlikely to purchase our products if they are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If health-care providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.
Adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party health-care payors, particularly those in countries and regions outside the U.S. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive healthcare for a fixed cost per person. In a managed care system, the cost of our products may not be incorporated into the overall payment for patient care or there may not be adequate reimbursement for our products separate from reimbursement for other procedures.
Our Peloton hearing screening service is dependent on third-party payors to reimburse us for services provided to patients. We have encountered challenges in obtaining reimbursement from third parties and are dedicating resources to the education of third-party payors to the benefits of these services. Our inability to obtain reimbursement for these services, and any adverse changes in reimbursement policies or amounts for either of these services, or other products or services that we provide, could harm our business.
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
If we fail in our efforts to educate clinicians, government agency personnel, and third-party payors about the effectiveness of our products, we may not achieve future sales growth.
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
Sales through group purchasing organizations and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins.
We have entered and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 13.3%, 14.5% and 12.3% of our total revenue during 2018, 2017 and 2016, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. Our sales efforts through GPOs may conflict with our direct sales efforts to our existing customers. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.
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
Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business.
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
Our markets are very competitive and in the United States we sell certain of our products in a mature market.
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
In October 2017 we completed the acquisition of our neurosurgery business from Integra LifeSciences. We are relying on Integra LifeSciences for certain transition services to support the acquired business and at the same time we are competing with them in the sale of neurosurgery products. Integra LifeSciences may face conflicting interests in performing required services for us and this may result in adverse effects on the acquired business.
We have substantial international operations which are subject to numerous risks; if our international operations are not successful, our business will be adversely affected.
In 2018, approximately 43.3% of our sales were made outside the U.S. We plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the U.S. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the U.S. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the U.S.;

•	Political and economic instability, including instability related to war and terrorist attacks and to political and diplomatic matters such as the BREXIT of the United Kingdom from the European Union;

•	Adverse changes in tariffs and trade protection measures;

•	Difficulty in obtaining and maintaining foreign regulatory approval and complying with foreign regulations, including the EU Medical Device Regulation;

•	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;

•	Decreased healthcare spending by foreign governments that would reduce international demand for our products;

•	Strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because approximately half of our international sales are denominated in U.S. dollars;

•	Changes in capital and exchange controls affecting international trade;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties of staffing and managing foreign operations;

•	Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

•	Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business;

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
The recently passed comprehensive U.S. tax reform legislation could materially affect our business and financial condition.
The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will impact our effective tax rate in future periods. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.
If guidelines mandating universal newborn hearing screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our sales of newborn hearing screening products may not achieve the revenue growth we have achieved in the past.
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
Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the U.S., our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated.
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
If we lose our relationship with any supplier of key product components or our relationship with a supplier deteriorates or key components are not available in sufficient quantities, our manufacturing could be delayed and our business could suffer.
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
We depend upon key employees in a competitive market for skilled personnel, and, without additional employees, we cannot grow or maintain profitability.
Our products and technologies are complex, and we depend substantially on the continued service of our senior management team. The loss of any of our key employees could adversely affect our business and slow our product development process. The successful implementation of our "One Natus" organizational structure also depends on key employees. Our future success will depend, in part, on the continued service of our key management personnel, software engineers, and other research and development employees, and our ability to identify, hire, and retain additional personnel, including customer service, marketing, and sales staff. Demand for these skilled employees in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our product technologies. We may be unable to attract and retain personnel necessary for the development of our business.
Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business.
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

•
Domestic regulation of our products and manufacturing operations, other than that which is administered by the FDA, includes the Environmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these Acts; or

•
Foreign governments and regulatory authorities have, and may continue to, propose and implement regulations that apply to our products and operations. For example, in 2017 the European Union adopted the EU Medical Device Regulation, which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements once it is fully implemented in 2020. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company's business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have a material adverse effect on our business.

Our business may suffer if we are required to revise our labeling or promotional materials, or if the FDA takes an enforcement action against us for off-label uses.
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
Our operating results would suffer if we were subject to a protracted infringement claim.
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
We license intellectual property rights from third parties and would be adversely affected if our licensors do not appropriately defend their proprietary rights or if we breach any of the agreements under which we license commercialization rights to products or technology from others.
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
Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages, and an increase in our insurance rates.
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
We have experienced seasonality in the sale of our products.
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

•
52,000 square feet in Taastrup, Denmark, pursuant to a lease with the option to terminate with six months-notice beginning January 2022, that is utilized for manufacturing, research and development, marketing and sales, and general and administrative;

•	43,000 square feet in Planegg, Germany, pursuant to a lease that expires in December 2021 that is utilized substantially for sales and marketing and a large portion is subleased to third parties;

•	37,282 square feet in San Diego, California, pursuant to a lease that expires in June 2022, that is utilized substantially for manufacturing;

•	25,128 square feet in Schaumburg, Illinois, pursuant to a lease that expires in July 2021, that is utilized substantially for marketing and sales; and

•	23,860 square feet in Quebec, Canada, pursuant to a lease that expires in December 2023, that is utilized substantially for manufacturing.
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
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The defendants moved to dismiss the Amended Complaint, and in February 2018 the motion to dismiss was granted with leave to amend. The plaintiffs re-filed an amended complaint in April 2018 and Natus responded in May 2018. In December 2018, the Amended Complaint was again dismissed with leave to amend. The Company continues to believe that the plaintiffs' allegations are without merit, and intended to vigorously defend against the claims.
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

	High	Low
Fiscal Year Ended December 31, 2018:
Fourth Quarter	$36.85	$27.69
Third Quarter	37.90	31.05
Second Quarter	37.95	31.10
First Quarter	39.25	28.00
Fiscal Year Ended December 31, 2017:
Fourth Quarter	$43.60	$37.10
Third Quarter	39.50	31.65
Second Quarter	41.25	33.28
First Quarter	39.75	33.55
As of February 20, 2019, there were 33,777,388 shares of our common stock issued and outstanding and held by approximately 105 stockholders of record. We estimate that there are approximately 18,758 beneficial owners of our common stock.
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
The following graph shows a comparison, from January 1, 2014 through December 31, 2018, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2013	2014	2015	2016	2017	2018
Natus Medical Inc.	Return %		60.18	33.32	(27.58)	9.77	(10.90)
	Cum $	100.00	160.18	213.56	154.67	169.78	151.24
NASDAQ Composite-Total Returns	Return %		14.75	6.96	8.87	29.64	(2.84)
	Cum $	100.00	114.75	122.74	133.62	173.22	168.30
S&P 500 Health Care Equipment Index	Return %		26.28	5.97	6.48	30.90	16.24
	Cum $	100.00	126.28	133.82	142.50	186.53	216.82

Purchases of Equity Securities by the Issuer

The following table provides information regarding repurchases of common stock for the year ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2018—February 28, 2018	29,722	$31.23	29,722	$29,071,782
March 1, 2018—March 31, 2018	118,171	$32.19	147,893	$25,271,403
June 1, 2018—June 30, 2018	25,652	$34.79	173,545	$24,378,970
Total	173,545	$32.41	173,545	$24,378,970

On February 22, 2018, the Board of Directors authorized the repurchase of up to $30 million in common stock with an expiration date of February 26, 2019.

ITEM 6.    Selected Financial Data
The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2018, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2018 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 and the consolidated statements of operations data for the years ended December 31, 2015 and 2014 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (a):
Revenue	$530,891	$500,970	$381,892	$375,865	$355,834
Cost of revenue	217,952	213,376	144,632	145,492	138,480
Intangibles amortization	8,924	6,380	2,327	2,836	2,967
Gross profit	304,015	281,214	234,933	227,537	214,387
Operating expenses:
Marketing and selling	136,680	126,166	84,834	87,675	85,729
Research and development	61,482	51,822	33,443	30,434	30,100
General and administrative	70,599	74,424	50,877	46,363	45,444
Intangibles amortization	22,585	19,171	8,983	7,447	3,025
Restructuring	37,231	914	1,536	2,145	4,238
Total operating expense	328,577	272,497	179,673	174,064	168,536
Income from operations	(24,562)	8,717	55,260	53,473	45,851
Other income (expense), net	(7,698)	(3,567)	(357)	(1,064)	158
Income before provision for income tax	(32,260)	5,150	54,903	52,409	46,009
Provision for income tax	(9,325)	25,443	12,309	14,485	13,531
Net income (loss)	$(22,935)	$(20,293)	$42,594	$37,924	$32,478
Earnings per share:
Basic	$(0.69)	$(0.62)	$1.31	$1.17	$1.03
Diluted	$(0.69)	$(0.62)	$1.29	$1.14	$1.00
Weighted average shares used in the calculation of earnings per share:
Basic	33,111	32,564	32,460	32,348	31,499
Diluted	33,111	32,564	33,056	33,241	32,568

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$56,373	$88,950	$247,750	$82,469	$66,558
Working capital	152,329	213,491	325,858	164,248	148,665
Total assets	638,140	709,919	649,012	479,496	434,821
Long-term debt (including current portion) and short-term borrowings	105,000	154,283	140,000	—	—
Total stockholders’ equity	398,444	422,097	417,374	390,710	352,715

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
Business

Natus is a leading provider of neurology, newborn care, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, neurosurgery, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders.
Year 2018 Overview
Our consolidated revenue increased by $29.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was driven by the addition of our Neurosurgery business, organic growth in our Otometrics business unit, offset by a decline in Newborn Care driven by non-recurring orders from the prior year and product line rationalization.
Net loss was $22.9 million, or $0.69 per share in the year ended December 31, 2018, compared with net loss of $20.3 million, or $0.62 per diluted share in 2017. This decrease in income was primarily the result of restructuring expenses of $37.2 million incurred in 2018 related to costs associated with the Company's executive management transition and goodwill impairment charge related to our GND business. These restructuring expenses were offset by a reduction in tax expense in 2018 of $34.7 million compared to 2017. The reduction in tax expense was driven by a one-time tax cost of $20.5 million in 2017 relating to the transition tax on the deemed repatriation of all foreign subsidiary earnings (excluding state and FIN 48 tax impacts) and a non-cash charge to establish a valuation allowance against a significant portion of the U.S. deferred tax assets related to carryforward of foreign tax credits, each due to the enactment in December 2017 of Tax Cuts and Jobs Act of 2017 (the “Act”). Partially offsetting this non-recurring tax cost in 2017, the reduction of the U.S. Federal tax rate from 35% to 21% percent in 2018 resulted in lower tax expense of $8.6 million.
Recent Developments
On January 15, 2019, Natus announced the implementation of a new organizational structure designed to improve operational performance and make it a stronger, more profitable company.
Natus intends to consolidate its three business units, Neuro, Newborn Care and Otometrics into “One Natus." This initiative is designed to create a single, unified company with globally led operational teams in Sales & Marketing, Manufacturing, R&D, Quality, and General and Administrative functions. The new structure is expected to provide for increased transparency, efficiency and cross-functional collaboration across common technologies, processes and customer channels.
Natus expects to transition to the new structure with further implementation stages continuing throughout 2019.
The description of Natus’ strategic business units that is contained in this Annual Report describes such strategic business units as they existed during the fiscal year ended December 31, 2018.
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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g. installation). Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company’s estimate of SSP is a point estimate.  The estimate is calculated annually for each performance obligation that is not sold separately. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.
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
We may record a valuation allowance if, based on all available positive and negative evidence, we determine that some portion of the deferred tax assets may not be realized prior to expiration. If we determine that we may be able to realize our deferred tax assets in the future excess of their net recorded amount, we would release the valuation allowance and recognize a discrete tax benefit during the period in which the determination was made.
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

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities on the technical merits of the positions. Although we believe that we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be materially different. We make adjustment to these reserves in accordance with the income tax accounting guidance as a result of any changes in facts and circumstances. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial results.
Inventory
Inventories are carried at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The carrying value of the Company's inventories is reduced for any difference between cost and estimated net realizable value of the inventory. We determine net realizable value by evaluating ending inventories for excess quantities, obsolescence, and other factors that could impact our ability to consume inventory for its intended use. Our evaluation of includes an analysis of historical sales by product, projections of future demand by product, and an analysis of obsolescence by product. Adjustments to the value of inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, Natus may sell inventory that had previously been written down.
Results of Operations
The following table sets forth for the periods indicated selected consolidated statement of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	41.1%	42.6%	37.9%
Intangibles amortization	1.7%	1.3%	0.6%
Gross profit	57.3%	56.1%	61.5%
Operating expenses:
Marketing and selling	25.7%	25.2%	22.2%
Research and development	11.6%	10.3%	8.8%
General and administrative	13.3%	14.9%	13.3%
Intangibles amortization	4.3%	3.8%	2.4%
Restructuring	7.0%	0.2%	0.4%
Total operating expenses	61.9%	54.4%	47.0%
Income (loss) from operations	(4.6)%	1.7%	14.5%
Other expense, net	(1.5)%	(0.7)%	(0.1)%
Income before provision for income tax	(6.1)%	1.0%	14.4%
Provision for income tax expense	(1.8)%	5.1%	3.2%
Net income (loss)	(4.3)%	(4.1)%	11.2%

Comparison of 2018 and 2017
Revenue

	Years ended December 31,
	2018	2017	Change
Neuro
Devices and Systems	$200,767	$171,315	17%
Supplies	67,032	59,955	12%
Services	12,000	11,886	1%
Total Neuro Revenue	279,799	243,156	15%
Newborn Care
Devices and Systems	63,549	77,573	(18)%
Supplies	39,622	43,732	(9)%
Services	20,396	22,325	(9)%
Total Newborn Care Revenue	123,567	143,630	(14)%
Otometrics
Devices and Systems	$119,269	$107,769	11%
Supplies	8,256	6,415	29%
Services	—	—	—%
Total Otometrics Revenue	127,525	114,184	12%
Total Revenue	$530,891	$500,970	6%
For the year ended December 31, 2018, Neuro revenue increased by 15% compared to the prior year. Devices and Systems revenue increased by 17% compared to the prior year due primarily to the addition of acquired Neurosurgery products and growth in EEG sales. Supplies revenue for 2018 increased 12% which was also driven by the addition of our Neurosurgery business and organic growth in our Neurodiagnostic supply business. Services revenue from GND increased 1% compared to the prior year.
For the year ended December 31, 2018, Newborn Care revenue decreased by 14% compared to the prior year. Devices and Systems revenue decreased by 18%. The decrease is primarily due to the recognition of $10.0 million of revenue in the first half of 2017 from our contract with the government of Venezuela which did not reoccur in 2018. We also experienced a one-time shipment of neoBLUE blanket backlog in the first quarter of 2017 and a one-time shipment of hearing devices and supplies to China, Japan, and Australia in the second quarter of 2017. Supplies revenue decreased 9% compared to the prior year related to revenue contract with the government of Venezuela, which did not reoccur in 2018, as well as product line rationalization. Services revenue decreased by 9% compared to the prior year primarily due to a lower collection per screen on our Peloton hearing screening service.
For the year ended December 31, 2018, Otometrics revenue increased 12% compared to the prior year. Revenue from Devices and Systems increased 11% and revenue from Supplies increased 29% in 2018 compared to 2017. The overall growth in Otometrics was driven by increased market share primarily in Europe and China. In addition to increased market share, Otometrics also benefited from favorable exchanges rates and the launch of our new Otoscan® product in 2018.
Cost of Revenue and Gross Profit

	Years ended December 31,
	2018	2017
Revenue	$530,891	$500,970
Cost of revenue	217,952	213,376
Intangibles amortization	8,924	6,380
Gross profit	304,015	281,214
Gross profit percentage	57.3%	56.1%
For the year ended December 31, 2018, our gross profit as a percentage of sales increased by 1.5% compared to the prior year. This increase was primarily attributable to the improvement in Newborn Care gross profit, which was lower in the prior year due to sales to the government of Venezuela which carry a lower gross margin. We also experienced an increase on gross profit on our Neurosurgery products where we experienced higher sales in the U.S. which carry higher margins.
Operating Costs

	Years ended December 31,
	2018	2017
Marketing and selling	$136,680	$126,166
Percentage of revenue	25.7%	25.2%
Research and development	$61,482	$51,822
Percentage of revenue	11.6%	10.3%
General and administrative	$70,599	$74,424
Percentage of revenue	13.3%	14.9%
Intangibles amortization	$22,585	$19,171
Percentage of revenue	4.3%	3.8%
Restructuring	$37,231	$914
Percentage of revenue	7.0%	0.2%
Marketing and Selling
Marketing and selling expenses as a percentage of revenue remained relatively flat in 2018 as compared to 2017. The increase in expense in 2018 are for incremental costs of payroll, commissions, and travel associated with higher revenue.
Research and Development
Research and development expenses increased during the year ended December 31, 2018 compared to the prior year. The increase relates to increased spend on new product development, including Otoscan® and RetCam products, and the addition of Neurosurgery products. These increases were partially offset by a reduction in spend related to remediation activities within our Newborn Care business.
General and Administrative
General and administrative expenses decreased during the year ended December 31, 2018 compared to the prior year. This decrease was due to a reduction in bad debt expense related to our GND and Peloton businesses.
Intangibles Amortization
Intangibles amortization increased in 2018 compared to 2017. The increase is related to the impairment charge incurred in 2018 in relation to an end of life decision on our Bio-logic core technology of $5.6 million. This impairment charge was partially offset by purchase accounting adjustments in 2017 related to our Integra and RetCam acquisitions which did not recur in 2018.
Restructuring
Restructuring costs increased during the year ended December 31, 2018 compared to the prior year. This increase included costs associated with the Company's executive management transition, which were approximately $10.0 million and were primarily comprised of accelerated vesting of stock compensation and severance expense. In 2018 we experienced impairment charges associated with exiting two of our non-core businesses, GND and Neurocom, which were categorized as restructuring expenses. We recorded a $14.8 million goodwill impairment charge related to GND. Impairment charges were also recorded for intangible and fixed assets related to GND and Neurocom, which totaled $2.8 million. Restructuring expenses were also incurred in 2018 in relation to the announcement of our new organizational structure, "One Natus."
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $7.7 million in 2018, compared to $3.6 million in 2017. We reported $0.8 million of foreign currency exchange losses in 2018 versus $1.0 million of foreign currency gains in 2017. This increase was driven primarily by the changing value of foreign currencies in which we transact. Interest expense was $6.8 million in 2018 compared to $5.1 million in 2017 related to interest expense payments on our outstanding debt while interest income of $0.3 million in 2018 was $0.1 million less than the amount reported for 2017.
Provision for Income Tax
The effective tax rate (“ETR”) for 2018 was 28.9% as compared to 494.0% for 2017. The significantly lower effective rate in 2018 compared with 2017 is primarily due to the impacts of the 2017 Tax Act, including the repatriation tax on accumulated foreign earnings and re-measurement of net deferred tax assets recorded in the prior year, a reduction in withholding taxes from distribution of income, and reduction in the U.S. Federal corporate rate from 35% to 21%.
Comparison of 2017 and 2016
Revenue

	Years ended December 31,
	2017	2016	Change
Neuro
Devices and Systems	$171,315	$168,200	2%
Supplies	59,955	58,681	2%
Services	11,886	11,641	2%
Total Neuro Revenue	243,156	238,522	2%
Newborn Care
Devices and Systems	77,573	72,562	7%
Supplies	43,732	47,674	(8)%
Services	22,325	23,134	(3)%
Total Newborn Care Revenue	143,630	143,370	—%
Otometrics
Devices and Systems	107,769	—	—%
Supplies	6,415	—	—%
Services	—	—	—%
Total Otometrics Revenue	114,184	—	—%
Total Revenue	$500,970	$381,892	31%
For the year ended December 31, 2017, Neuro revenue increased by 2% compared to the prior year with the growth in our international markets partly offset by a decline in our domestic market. Devices and Systems revenue increased by 2% for the year ended December 31, 2017 compared to the prior year due mainly to the addition of acquired Neurosurgery products partly offset by declines in core Neuro products. Supplies revenue for 2017 increased 2%. Services revenue increased by 2% compared to the prior year due mainly to growth in existing markets for GND.
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

	Years ended December 31,
	2017	2016
Revenue	$500,970	$381,892
Cost of revenue	213,376	144,632
Intangibles amortization	6,380	2,327
Gross profit	281,214	234,933
Gross profit percentage	56.1%	61.5%
For the year ended December 31, 2017, our gross profit as a percentage of sales decreased by 5.4% compared to the prior year. This decrease in gross profit was driven by the acquisition of Otometrics whose products have lower margins than our Neuro and Newborn Care products, higher warranty reserve for our neoBLUE phototherapy system recall, and unfavorable geographic mix as we sold more product through our international distributor channels which yield low gross margin than our direct sales.
Operating Costs

	Years ended December 31,
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
As of December 31, 2018, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $46.8 million. We intend to permanently reinvest this cash held by our foreign subsidiaries except for Excel-Tech and Natus Ireland subsidiaries, which we intend to repatriate. If, however, a portion of these permanently reinvested funds were needed and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank (“JP Morgan”) and Citibank, NA (“Citibank”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility (the “Credit Facility”). On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities. As of December 31, 2018 we had $105.0 million outstanding under the Credit Facility.

	December 31, 2018	December 31, 2017	December 31, 2016
Cash, cash equivalents, and investments	$56,373	$88,950	$247,570
Debt	104,474	154,283	140,000
Working capital	152,329	213,491	325,858

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Net cash provided by operating activities	$33,020	$19,726	$72,687
Net cash used in investing activities	(8,389)	(160,935)	(53,264)
Net cash provided by (used in) financing activities	(49,512)	5,826	118,417
Comparison of 2018, 2017, and 2016

During 2018 cash generated from operating activities of $33.0 million was the result of $22.9 million of net loss, non-cash adjustments to net loss of $70.1 million, and net cash outflows of $14.1 million from changes in operating assets and liabilities. The non-cash adjustments were $33.9 million of depreciation and amortization expense, $17.1 million from share-based compensation, a $14.8 million goodwill impairment charge related to GND, $8.2 million from intangible impairments, $6.9 million of accounts receivable reserves, and $2.2 million of warranty reserves, offset by deferred taxes of $13.7 million. Cash used in investing activities during the period was $8.4 million and consisted primarily of cash used to acquire other property and equipment of $7.9 million. Cash used in financing activities during the year ended December 31, 2018 was $49.5 million and consisted of repayments of $50.0 million of our outstanding debt under the Credit Facility, $5.6 million for repurchases of common stock under our share repurchase program, $5.2 million for taxes paid related to net share settlement of equity awards, offset by Employee Stock Purchase Program (“ESPP”) purchases of $11.5 million.
During 2017 cash generated from operating activities of $19.7 million was the result of $20.3 million of net loss, non-cash adjustments to net loss of $60.6 million, and net cash outflows of $20.6 million from changes in operating assets and liabilities. The non-cash adjustments were $30.1 million of depreciation and amortization expense, $10.0 million of accounts receivable reserves, $9.4 million from share-based compensation, $5.4 million of warranty reserves, $4.0 of deferred taxes and $1.7 million from intangible impairments. The change in operating assets and liabilities was driven primarily by an increase in accounts receivable and lower collections during the year compared to the prior year, and a decrease in deferred revenue related to the Venezuelan contract, partially offset by an increase in accrued liabilities for the transition tax under the Act for the deemed repatriation of foreign earnings and decreases in inventories and other assets. Cash used in investing activities during the period was $161.1 million and consisted primarily of the acquisition of Otometrics for $143.6 million, net of cash, and the Integra Asset Acquisition for $46.4 million, offset by sales of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $4.1 million. Cash provided by financing activities during the year ended December 31, 2017 was $5.8 million and consisted of proceeds from borrowings under the Credit Facility of $60.0 million along with proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases of $3.5 million, offset by $45.0 million repayment of debt under the Credit Facility, $7.0 million for taxes paid related to net share settlement of equity awards, $3.0 million for contingent acquisition consideration, $2.3 million for repurchases of common stock under our share repurchase program, and $0.3 million of deferred debt issuance costs.
During 2016 cash generated from operating activities of $72.7 million was the result of $42.6 million of net income, non-cash adjustments to net income of $27.5 million, and net cash outflows of $2.6 million from changes in operating assets and liabilities. The change in operating assets and liabilities was driven primarily by a decrease in accounts receivable following increased collections efforts, an increase in deferred revenue following receipt of payment from the Ministry of Health of Venezuela, and an increase in prepaid expenses related to prepayments we made to our distribution partner for the Venezuelan contract. Cash used in investing activities during the period was $53.3 million and consisted primarily of purchases of short-term investments of $34.0 million, as well as cash used in the acquisitions of RetCam of $10.6 million and NeuroQuest of $4.6 million, in each case net of cash acquired. Cash used to acquire other property and equipment and intangible assets was $3.4 million. Cash provided by financing activities during the year ended December 31, 2016 was $118.4 million and consisted primarily of outstanding debt under the current Credit Facility of $140.0 million along with proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases and their related tax benefits of $3.6 million, offset by $19.3 million for repurchases of common stock under our share repurchase program, $4.1 million for taxes paid related to net share settlement of equity awards, $1.3 million for contingent acquisition consideration, and $0.5 million of deferred debt issuance costs. Under the prior credit facility that was terminated in connection with our entry into the new facility, the Company borrowed and repaid a total of $16.0 million as of December 31, 2016.
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
Contractual Obligations
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$66,659	$64,729	$1,930	$—	$—
Operating lease obligations	27,547	8,092	12,241	5,849	1,365
Bank debt	105,000	—	105,000	—	—
Interest payments	8,685	4,721	3,964	—	—
Repatriation tax	6,919	$308	$1,259	$1,810	$3,542
Total	$214,810	$77,850	$124,394	$7,659	$4,907
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
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan") and Citibank, NA (“Citibank”) which matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of December 31, 2018 we have classified $35.0 million out of the $105.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under Accounting Standards Codification ("ASC") 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 17 of our Consolidated Financial Statements for further discussion on income taxes.
Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition. We are exposed to interest rate risk on our LIBOR-indexed floating-rate debt. We have entered into an interest rate swap agreement to effectively covert a portion of our floating-rate debt to a fixed-rate. The principal objective of the swap contract is to reduce the variability of future earnings and cash flows associated with our floating-rate debt. We do not hold or issue derivative instruments for trading or other speculative purposes.

Foreign Exchange Rate Risk
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
If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2018.
Our interest expense is sensitive to changes in interest rates and may vary with the federal funds rate and London Interbank Offered Rate (LIBOR). We may decrease interest rate risk by keeping our debt leverage low. A hypothetical decrease of 1,000 basis points in market interest rates would not result in a material decrease in interest expense paid on debt held at December 31, 2018.

All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2018. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.
Interest Rate Risk
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
As of December 31, 2018, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $61 thousand, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis. See Note 11 to these Condensed Consolidated Financial Statements for additional discussion on our financial instruments and derivatives.
Interest Rate Risk Sensitivity Analysis
Our remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. Based on a sensitivity analysis on actual rates experienced during 2018, a hypothetical increase in interest rates of 50 basis points would have resulted in increased interest expense of $0.6 million of the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 1—Organization and Significant Accounting Policies to the Consolidated Financial Statements contained herein for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of our operations and financial condition.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. Forward-looking statements can be identified by the words “expects”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “will”, “outlook” and similar expressions. Forward-looking statements are based on management's current plans, estimates, assumptions and projections, and speak only as of the date they are made. These forward-looking statements within Item 7 include, without limitation, statements regarding our ability to capitalize on improving market conditions, the sufficiency of our current cash, cash equivalents and short-term investment balances, any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, outcomes of new product development, improved operations performance and profitability as the result of restructuring activities, and our intent to acquire additional technologies, products or businesses.
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
Selected Quarterly Financial Data (Unaudited)

The following table presents our operating results for each of the eight quarters in the period ending December 31, 2018. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.
In the opinion of our management all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands, except per amounts)
Revenue	$140,991	$130,638	$130,653	$128,609	$131,440	$122,643	$122,227	$124,660
Cost of revenue	58,103	51,583	52,897	55,369	54,762	47,112	54,589	56,913
Intangibles amortization	2,689	1,930	2,717	1,587	2,590	1,290	1,500	1,000
Gross profit	80,199	77,125	75,039	71,653	74,088	74,241	66,138	66,747
Operating expenses:
Marketing and selling	34,206	33,200	33,401	35,872	31,060	32,537	30,354	32,215
Research and development	15,296	15,127	15,616	15,443	13,724	11,632	13,713	12,753
General and administrative	13,632	15,799	23,721	17,448	16,923	17,329	24,156	16,016
Intangibles amortization	9,151	4,477	4,151	4,806	7,330	3,882	3,885	4,074
Restructuring	23,049	11,432	1,938	812	—	321	307	286
Total operating expenses	95,334	80,035	78,827	74,381	69,037	65,701	72,415	65,344
Income from operations	(15,135)	(2,910)	(3,788)	(2,728)	5,051	8,540	(6,277)	1,403
Other income (expense), net	(2,754)	(726)	(2,398)	(1,821)	(2,300)	150	(378)	(1,039)
Income before provision for income tax	(17,889)	(3,636)	(6,186)	(4,549)	2,751	8,690	(6,655)	364
Provision for income tax	(6,256)	1,940	(3,609)	(1,401)	9,845	17,203	(1,621)	16
Net income (loss)	$(11,633)	$(5,576)	$(2,577)	$(3,148)	$(7,094)	$(8,513)	$(5,034)	$348
Earnings per share:
Basic	$(0.35)	$(0.17)	$(0.08)	$(0.10)	$(0.22)	$(0.26)	$(0.15)	$0.01
Diluted	$(0.35)	$(0.17)	$(0.08)	$(0.10)	$(0.22)	$(0.26)	$(0.15)	$0.01
Weighted average shares used in the calculation of net earnings per share:
Basic	33,495	33,321	32,859	32,760	32,648	32,593	32,529	32,485
Diluted	33,495	33,321	32,859	32,760	32,648	32,593	32,529	33,040

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, under the supervision of our chief executive officer and our chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the criteria set forth in the COSO Framework, our management concluded that as of December 31, 2018 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.
During the fourth quarter of 2018, in connection with a change in control owner, management identified an existing control that was not designed at a sufficient precision to adequately review the Company’s analysis of separate reporting units. Due to the potential likelihood and magnitude of misstatement, management assessed that this control deficiency could have resulted in a material misstatement.  The design of the control was remediated promptly upon identification in the same quarter that it was identified and operated by the control owner which resulted in the Company updating the documentation of its reporting unit analysis.  This material weakness did not result in any misstatements to our consolidated financial statements during the fourth quarter or the year ended December 31, 2018, nor does it require a restatement of or change in our consolidated financial statements for any prior annual or interim period. As such, management concluded that the internal controls related to the management’s review of the reporting unit analysis and documentation of separate reporting units were properly designed, applied, and operated effectively for the period ended December 31, 2018.
KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements and financial statement schedule included in this Annual Report. They also audited our internal control over financial reporting as of December 31, 2018 as stated in their report included in this Annual Report.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2018, we implemented internal control procedures to address the previously identified material weakness in our design of control activities related to acquisition accounting. We made substantive changes to redesign our acquisition accounting controls to account for the Integra Asset Acquisition of our Neurosurgery business. Specifically, we improved the design of internal controls related to our review of key assumptions and data used to allocate acquisition purchase price by evaluating the specific financial reporting risks associated with each acquisition as they occur. We improved the design of internal controls related to the evidence and documentation of internal control procedures with respect to the process of determining purchase price allocation. We also sufficiently distinguished our internal controls from the process we undertake to allocate purchase price. We finalized our purchase accounting for the Integra Asset Acquisition during the third quarter of 2018. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2018.
In 2017 we completed the acquisitions of Otometrics and Integra. When we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. During the third quarter of 2018, we successfully completed the implementation of Otometrics and Integra on to Natus' global ERP platform. Controls tested as part of our evaluation of internal control over financial reporting during 2018 included Otometrics and Integra. The results of such testing are reflected in our conclusion that internal controls over financial reporting are effective as of December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Natus Medical Incorporated and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

(signed) KPMG LLP
San Francisco, California
March 1, 2019

PART III
We will provide information that is responsive to this Part III in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (our “2019 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Part III by reference.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
We will provide certain other information that is responsive to this Item 10 in our 2019 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 10 by reference.
Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee of our Board of Directors are Kenneth E. Ludlum, Robert A. Gunst, and Joshua H. Levine. Our Board of Directors has determined that Kenneth E. Ludlum is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
ITEM 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our 2019 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 11 by reference.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2011 Stock Awards Plan, as amended, and our 2011 Employee Stock Purchase Plan as of December 31, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	314,191	$24.50	457,088
Equity compensation plans not approved by security holders	—	—	—
Total	314,191	24.50	457,088
We will provide certain other information that is responsive to this Item 12 in our 2019 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 12 by reference.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our 2019 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 13 by reference.

ITEM 14.     Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our 2019 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 14 by reference.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2018, 2017 and 2016
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2018
Allowance for doubtful accounts	$8,978	$6,423	$(8,441)	$6,960
Valuation allowance	5,862	—	(5,225)	637
Year ended December 31, 2017
Allowance for doubtful accounts	$4,182	$10,017	$(5,221)	$8,978
Valuation allowance	3,706	2,156	—	5,862
Year ended December 31, 2016
Allowance for doubtful accounts	$4,686	$1,123	$(1,627)	$4,182
Valuation allowance	3,972	—	(266)	3,706
(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K.

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	000-33001	9/13/2012
3.3	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
3.4	Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/7/2018
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
 *    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ JONATHAN A. KENNEDY
Jonathan A. Kennedy President and Chief Executive Officer

By	/s/ B. DREW DAVIES
B. Drew Davies Executive Vice President and Chief Financial Officer
Dated: March 1, 2019
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jonathan A. Kennedy and B. Drew Davies and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JONATHAN A. KENNEDY	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
(Jonathan A. Kennedy)
/S/ B. DREW DAVIES	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
(B. Drew Davies)
/S/ BARBARA R. PAUL	Chairperson of the Board of Directors	March 1, 2019
(Barbara R. Paul)
/S/ ROBERT A. GUNST	Director	March 1, 2019
(Robert A. Gunst)
/S/ LISA W. HEINE	Director	March 1, 2019
(Lisa W. Heine)
/S/ JOSHUA H. LEVINE	Director	March 1, 2019
(Joshua H. Levine)
/S/ KENNETH E. LUDLUM	Director	March 1, 2019
(Kenneth E. Ludlum)

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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

San Francisco, California
March 1, 2019

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$56,373	$88,950
Accounts receivable, net of allowance for doubtful accounts of $6,960 and $8,978	127,041	126,809
Inventories	79,736	71,529
Prepaid expenses and other current assets	22,625	18,340
Total current assets	285,775	305,628
Property and equipment, net	22,913	22,071
Intangible assets, net	139,453	172,582
Goodwill	147,644	172,998
Deferred income tax	22,639	10,709
Other assets	19,716	25,931
Total assets	$638,140	$709,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,805	$25,242
Current portion of long-term debt	35,000	—
Accrued liabilities	52,568	51,738
Deferred revenue	17,073	15,157
Total current liabilities	133,446	92,137
Long-term liabilities:
Other liabilities	19,845	21,995
Long-term debt	69,474	154,283
Deferred income tax	16,931	19,407
Total liabilities	239,696	287,822
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 33,804,379 in 2018 and 33,134,101 in 2017	334,215	316,577
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2018 and in 2017	—	—
Retained earnings	102,261	129,115
Accumulated other comprehensive loss	(38,032)	(23,595)
Total stockholders’ equity	398,444	422,097
Total liabilities and stockholders’ equity	$638,140	$709,919
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue	$530,891	$500,970	$381,892
Cost of revenue	217,952	213,376	144,632
Intangibles amortization	8,924	6,380	2,327
Gross profit	304,015	281,214	234,933
Operating expenses:
Marketing and selling	136,680	126,166	84,834
Research and development	61,482	51,822	33,443
General and administrative	70,599	74,424	50,877
Intangibles amortization	22,585	19,171	8,983
Restructuring	37,231	914	1,536
Total operating expenses	328,577	272,497	179,673
Income (loss) from operations	(24,562)	8,717	55,260
Other expense, net	(7,698)	(3,567)	(357)
Income (loss) before provision for income tax	(32,260)	5,150	54,903
Provision (benefit) for income tax	(9,325)	25,443	12,309
Net income (loss)	$(22,935)	$(20,293)	$42,594
Net income (loss) per share:
Basic	$(0.69)	$(0.62)	$1.31
Diluted	$(0.69)	$(0.62)	$1.29
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,111	32,564	32,460
Diluted	33,111	32,564	33,056
Other comprehensive income:
Unrealized losses on available-for-sale investments	$—	$(45)	$(168)
Foreign currency translation adjustment	(14,437)	21,470	(5,003)
Total other comprehensive income	(14,437)	21,425	(5,171)
Comprehensive income (loss)	$(37,372)	$1,132	$37,423
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2015	33,153,500	$323,745	$106,814	$(39,849)	$390,710
Vesting of restricted stock units	20,937	—	—	—	—
Net issuance of restricted stock awards	191,492	—	—	—	—
Employee stock purchase plan	45,515	1,360	—	—	1,360
Stock-based compensation expense	—	9,008	—	—	9,008
Repurchase of company stock	(545,109)	(19,289)	—	—	(19,289)
Taxes paid related to net share settlement of equity awards	(97,231)	(4,107)	—	—	(4,107)
Exercise of stock options	151,142	2,269	—	—	2,269
Other comprehensive loss	—	—	—	(5,171)	(5,171)
Net income	—	—	42,594	—	42,594
Balances, December 31, 2016	32,920,246	$312,986	$149,408	$(45,020)	$417,374
Vesting of restricted stock units	35,929	—	—	—	—
Net issuance of restricted stock awards	249,366	—	—	—	—
Employee stock purchase plan	48,470	1,581	—	—	1,581
Stock-based compensation expense	—	9,445	—	—	9,445
Repurchase of company stock	(60,800)	(2,268)	—	—	(2,268)
Taxes paid related to net share settlement of equity awards	(193,212)	(7,052)	—	—	(7,052)
Exercise of stock options	134,102	1,885	—	—	1,885
Other comprehensive income	—	—	—	21,425	21,425
Net loss	—	—	(20,293)	—	(20,293)
Balances, December 31, 2017	33,134,101	$316,577	$129,115	$(23,595)	$422,097
Cumulative-effect adjustment for ASU 2016-16			(3,919)		(3,919)
Vesting of restricted stock units	266	—	—	—	—
Net issuance of restricted stock awards	272,941	—	—	—	—
Employee stock purchase plan	63,649	1,700	—	—	1,700
Stock-based compensation expense	—	17,003	—	—	17,003
Repurchase of company stock	(173,545)	(5,630)	—	—	(5,630)
Taxes paid related to net share settlement of equity awards	(160,700)	(5,183)	—	—	(5,183)
Exercise of stock options	667,667	9,748	—	—	9,748
Other comprehensive loss	—	—	—	(14,437)	(14,437)
Net loss	—	—	(22,935)	—	(22,935)
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$(22,935)	$(20,293)	$42,594
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	6,909	10,017	1,123
Depreciation and amortization	33,863	30,098	16,879
(Gain) loss on disposal of property and equipment	746	(21)	(29)
Impairment of intangible assets	8,192	1,674	—
Goodwill impairment charge	14,846	—	—
Warranty reserve	2,168	5,370	2,934
Stock-based compensation	17,051	9,445	9,008
Deferred taxes	(13,714)	4,032	(2,437)
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(5,199)	(30,473)	19,723
Inventories	(7,443)	7,581	(7,668)
Other assets	(5,118)	5,492	(11,387)
Accounts payable	4,105	(1,385)	(4,965)
Accrued liabilities	(2,527)	5,421	(6,967)
Deferred revenue	2,076	(7,232)	13,879
Net cash provided by operating activities	33,020	19,726	72,687
Investing activities:
Acquisition of businesses, net of cash acquired	151	(190,888)	(15,849)
Acquisition of property and equipment	(7,875)	(4,066)	(3,186)
Acquisition of intangible assets	(665)	—	(210)
Purchases of short-term investments	—	—	(34,019)
Sales of short-term investments	—	34,019	—
Net cash used in investing activities	(8,389)	(160,935)	(53,264)
Financing activities:
Proceeds from stock option exercises and ESPP	11,448	3,466	3,630
Repurchase of company stock	(5,630)	(2,268)	(19,289)
Taxes paid related to net share settlement of equity awards	(5,183)	(7,052)	(4,107)
Proceeds from short-term borrowings	—	—	16,000
Proceeds from long-term borrowings	—	60,000	140,000
Deferred debt issuance costs	—	(354)	(533)
Contingent consideration earn-out	(147)	(2,966)	(1,284)
Payments on borrowings	(50,000)	(45,000)	(16,000)
Net cash provided by (used in) financing activities	(49,512)	5,826	118,417
Exchange rate effect on cash and cash equivalents	(7,696)	10,782	(6,758)
Net increase (decrease) in cash and cash equivalents	(32,577)	(124,601)	131,082
Cash and cash equivalents, beginning of year	88,950	213,551	82,469
Cash and cash equivalents, end of year	$56,373	$88,950	$213,551
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,169	$4,464	$41
Cash paid for income taxes	$9,247	$5,740	$16,344
Non-cash investing activities:
Property and equipment included in accounts payable	$167	$148	$134
Inventory transferred to property and equipment	$1,211	$1,006	$1,303
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017 and 2016
1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Natus Medical Incorporated (“Natus”, the “Company”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. Natus is a leading provider of neurology, newborn care, and hearing and balance assessment healthcare products and services used for the screening, diagnosis, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, sleep disorders, neuromuscular diseases and balance and mobility disorders. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, software systems for managing and tracking disorders and diseases for public health laboratories, computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals.
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
Depending on the terms of the arrangement, the Company may also defer the recognition of a portion of the consideration received because it has to satisfy a future obligation (e.g. installation). Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company’s estimate of SSP is a point estimate.  The estimate is calculated annually for each performance obligation that is not sold separately. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.
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
Inventory
Inventories are carried at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The carrying value of the Company's inventories is reduced for any difference between cost and estimated net realizable value of the inventory. We determine net realizable value by evaluating ending inventories for excess quantities, obsolescence, and other factors that could impact our ability to consume inventory for its intended use. Our evaluation of includes an analysis of historical sales by product, projections of future demand by product, and an analysis of obsolescence by product. Adjustments

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

to the value of inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, Natus may sell inventory that had previously been written down.
Intangible assets
The Company amortizes intangible assets with finite lives over the estimate of their useful lives. Any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in acceleration of amortization over a revised useful life.
The Company reviews intangible assets with finite lives for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the finite-lived intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the finite-lived intangible assets are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of the asset and its fair value. The Company estimates the fair value of finite-lived intangible assets by using an income approach or, when available and appropriate, using a market approach. During the fourth quarter of 2018 the Company recorded impairment charges related to intangible assets of $8.2 million (See Note 6 - Intangible Assets).
Goodwill
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired.
Goodwill is tested for impairment at the reporting unit level. As the result of organizational changes at the end of 2018, the Company's evaluation of our GND reporting unit, which is part of our Neuro business unit, was determined to be impaired. Prior to calculating the goodwill impairment loss, we analyzed the recoverability of GND long-lived assets (other than goodwill). As a result, we recorded a goodwill impairment charge of $14.8 million within restructuring expense on the Company's income statement. There is no remaining goodwill in the GND reporting unit as of December 31, 2018.
In 2018, 2017, and 2016, the Company performed a qualitative assessment to test goodwill for impairment. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting each reporting unit. Based on the qualitative assessment, the Company determined that the fair value was more likely than not to be greater than its carrying amount, and no further analysis was needed.
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
Long lived assets
The Company continually monitors events and changes in circumstances that could indicate that carrying amounts of its long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company will assess the recoverability by determining whether the carrying value of an asset group will be recovered through undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the asset group, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities and vendors on a contract basis.
The Company accrues estimated product warranty costs at the time of sale based on historical experience. A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management’s best estimate of probable liability. The Company considers a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of the reserve. The reserve is reduced as costs are incurred to honor existing warranty and regulatory obligations.
Share-based compensation
The Company recognizes share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period and ten-year contractual term pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 15 of the Consolidated Financial Statements.
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
The Company recognizes share-based compensation associated with Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”). RSAs and RSUs vest ratably over a three-year period for employees. RSAs and RSUs for executives vest over a four-year period; 50% on the second anniversary of the awarded date and 25% on each of the third and fourth anniversaries. RSAs and RSUs for non-employees (Board of Directors) vest over a one-year period; 100% on the first anniversary. The value is estimated based on the market value of Natus common stock on the date of issuance pursuant to ASC Topic 718, Compensation-Stock Compensation.
In 2018, the Company granted performance share unit ("PSU") awards to certain employees. These PSUs fully vest on December 31, 2020. Stock-based compensation for the awards is recognized over the requisite service period beginning on the date of grant through the end of the performance period based on the number of PSUs expected to vest under the awards at the end of the performance period. The expected amount of vesting is determined using certain performance measures. In addition, the PSUs awarded may be subject to downward or upward adjustment depending on the total shareholder return achieved by the Company during the particular performance period related to the PSUs, relative to total shareholder return of our identified peer group. The Company used a third-party service provider to estimate the fair value of the PSUs at grant date by using a Monte Carlo simulation model. This model simulates the stock price movements of the Company and peer group constituents using certain assumptions, including the stock price of the company and peer group constituents.
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
Years Ended December 31, 2018, 2017 and 2016

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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements carrying value of assets and liabilities and the tax basis of those assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The conclusion to the SAB118 period is further discussed in Note 17 - Income Taxes.
Foreign Currency
The functional currency of the Company's subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. The Company recorded $(14.4) million, $21.5 million, and $(5.0) million of foreign currency translation gains (losses) for the years ended December 31, 2018, 2017 and 2016, respectively.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in other income and expense. In 2018, 2017, and 2016, net foreign currency transaction gains (losses) were $(0.8) million, $1.0 million, and $(0.4) million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. dollar, Canadian dollar, Euro, British pound, and Danish kroner.
Effective July 1, 2018, Argentina's economy is considered to be highly inflationary under U.S. GAAP since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the cumulative inflation rates published by Center for Audit Quality (CAQ) SEC Regulations Committee and its International Practices Task Force (IPTF). As a result, beginning July 1, 2018, the U.S. dollar is the functional currency for the Company's subsidiary in Argentina, Medix I.C.S.A. (“Medix”). Accordingly, all gains and losses resulting from the translation of the Company's Argentinian operations are required to be recorded directly in the statement of operations. Through June 30, 2018, prior to being designated as highly inflationary, currency translation adjustments of Medix's balance sheet are reflected in shareholders' equity as part of Other Comprehensive

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

Income; however subsequent to July 1, 2018, such adjustments are reflected in earnings. Currency adjustments recorded in earnings for Medix subsequent to July 1, 2018 represented a gain of $0.9 million.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

hedging strategies to be eligible for hedge accounting. In addition, the ASU amends disclosure requirements and how hedge effectiveness is assessed. Effective January 1, 2018, the Company elected to early adopt ASU 2017-12. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. This update simplifies the accounting for share-based payments made to non-employees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to non-employees will be measured at fair value on the grant date of the awards. Entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting. This eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company elected to early adopt ASU 2018-07 effective July 1, 2018 and the adoption of this standard did not have an impact on the Company's consolidated financial statements.
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
The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients,' which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We have not elected the use-of-hindsight practical expedient or the practical expedient pertaining to land easements; the latter not being applicable to us. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The new standard is effective for Natus on January 1, 2019. The Company expects to adopt the new standard using the modified retrospective transition method and use the effective date as our date of initial application. The Company has substantially completed its evaluation of the impact on the Company’s lease portfolio. The Company believes the largest impact will be on the consolidated balance sheet for the accounting of facilities-related leases, which represents a majority of its operating leases it has entered into as a lessee. These leases will be recognized under the new standard as ROU assets and operating lease liabilities. As of December 31, 2018, the Company had $27.5 million of undiscounted future minimum operating lease commitments that are not recognized on its consolidated balance sheets as determined under the current standard. By electing the effective date as our date of initial application, financial information will not be updated and the disclosures required under the new standard will not be provided for periods prior to January 1, 2019.
While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 2016-02 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to leases. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company’s assessment and implementation plans accordingly. We do not believe the standard will materially affect our consolidated net earnings.
The Company does not believe the new standard will impact on our liquidity. The standard is also not expected to impact our debt-covenant compliance under our current agreements.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

ASU 2017-04 is effective for the Company's annual and any interim goodwill impairment tests performed on or after January 1, 2020. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU also requires certain new disclosures, some of which are applicable for all companies. The ASU is effective for the Company on January 1, 2019. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.
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
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this update permit use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes. For entities that have already adopted ASU 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The amendments should be adopted on a prospective basis for qualifying new or redesigned hedging relationships entered into on or after the date of adoption. The Company does not expect the adoption of ASU 2018-16 to have a material impact on its consolidated financial statements.
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
Integra
On October 6, 2017, the Company acquired certain neurosurgery business assets from Integra LifeSciences (“Integra” or “Neurosurgery”) for $46.2 million in cash. As part of the acquisition, the Company acquired a global product line, including the manufacturing facility it leases from a third party and the U.S. rights related to four other product lines. The total purchase price has been allocated to $13.7 million of tangible assets, $25.7 million of intangible assets with an associated weighted average life of 9 years being amortized on the straight line method, and $8.1 million of goodwill, offset by $1.3 million of net liabilities. Besides pro forma revenue, pro forma financial information for the Integra acquisition is not presented as certain Integra expense data necessary to present pro forma net income and pro forma earnings per share is not available. Pro forma revenue assuming the acquisition occurred on January 1, 2017 would be $539.1 million for the year ended December 31, 2017.
Otometrics
On January 3, 2017, the Company acquired the Otometrics business from GN Store Nord A/S for a cash purchase price of $149.2 million, which includes a $4.2 million net working capital adjustment. Otometrics is a manufacturer of hearing diagnostics and balance assessment equipment, disposables and software. Otometrics provides computer-based audiological, otoneurologic

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

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
Otometrics' revenue of $114.2 million and loss from operations of $1.0 million are included in the condensed consolidated statement of operations for the period from January 3, 2017 (acquisition date) to December 31, 2017.
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
Unaudited Pro forma Financial Information
(in thousands)

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

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
NeuroQuest
On March 2, 2016, the Company acquired NeuroQuest, LLC (“NeuroQuest”) through an asset purchase. NeuroQuest complements the Monarch Medical Diagnostics, LLC (“Monarch”) acquisition, which offer patients a convenient way to complete routine-electroencephalography and extended video electronencephalography (“VEEG”) testing. The cash consideration for NeuroQuest was $4.6 million. The purchase agreement included a consideration holdback of $0.5 million which was paid on April 30, 2017. The total purchase price was allocated to $0.5 million of tangible assets, $1.3 million of intangible assets with an assigned weighted average life of 5 years being amortized on the straight line method, and $3.5 million of goodwill, offset by $0.1 million of net liabilities. Pro forma financial information for the NeuroQuest acquisition is not presented as it is not considered material.
3—REVENUE
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

The following table summarized the changes in the contract assets and contract liability balances for the year ended December 31, 2018 (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

Unbilled AR, December 31, 2017	$2,884
Additions	680
Transferred to Trade Receivable	(552)
Unbilled AR, December 31, 2018	$3,012

Deferred Revenue, December 31, 2017	$18,901
Additions	16,096
Revenue Recognized	(13,587)
Deferred Revenue, December 31, 2018	$21,410
At December 31, 2018, the short-term portion of the contract liability of $17.1 million and the long-term portion of $4.3 million were included in deferred revenue and other long term liabilities respectively, in the consolidated balance sheet. As of December 31, 2018, the Company expects to recognize revenue associated with deferred revenue of approximately $17.1 million in 2019, $2.2 million in 2020, $1.0 million in 2021, $0.7 million in 2022, and $0.4 million thereafter.

4—INVENTORIES
Inventories consist of (in thousands):

	December 31,
	2018	2017
Raw materials and subassemblies	$31,459	$44,699
Work in process	2,424	3,788
Finished goods	63,932	43,488
Total Inventories	97,815	91,975
Less: Non-current Inventories	(18,079)	(20,446)
Inventories	$79,736	$71,529
Non-current inventory consists of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that the Company no longer sells, inventory purchased for lifetime buys, and inventory that is turning at a slow rate. The Company believes that these inventories will be utilized for the intended purpose.
At December 31, 2018 and 2017, the Company has classified $18.1 million and $20.4 million, respectively, of inventories as non-current. The $2.3 million reduction in non-current inventories during the period is due to reserves placed on products which the Company has decided to discontinue offering as part of its restructuring efforts.

5—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2018	2017
Land	$1,828	$2,815
Buildings	7,036	5,096
Leasehold improvements	4,649	3,295
Office furniture and equipment	23,487	25,612
Computer software and hardware	12,803	9,760
Demonstration and loaned equipment	12,843	11,932
	62,646	58,510
Accumulated depreciation	(39,733)	(36,439)
Total	$22,913	$22,071

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

Depreciation expense of property and equipment was $6.0 million, $4.1 million, and $3.7 million in the years ending December 31, 2018, 2017 and 2016, respectively.

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Technology	$111,198	(6,768)	$(50,046)	$54,384	$101,045	(1,058)	$(42,048)	$57,939
Customer related	99,440	(1,961)	(38,574)	58,905	108,074	(50)	(28,972)	79,052
Trade names	47,217	(4,397)	(19,250)	23,570	49,313	(3,916)	(13,273)	32,124
Internally developed software	16,264	—	(14,164)	2,100	15,610	—	(12,293)	3,317
Patents	2,718	(133)	(2,524)	61	2,778	(133)	(2,495)	150
Service Agreements	1,190	—	(757)	433	—	—	—	—
Total Definite-lived intangible assets	278,027	(13,259)	(125,315)	139,453	276,820	(5,157)	(99,081)	172,582
Finite lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 13 years for patents, 10 years for customer-related intangibles, 7 years for trade names, 6 years for internally developed software, 2 years for service agreements, and 11 years weighted average in total.
Internally developed software consists of $14.1 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
During the fourth quarter of 2018 the Company recorded impairment charges related to intangible assets of $8.2 million. These impairments relate to end of life of life decisions for the core technology utilized in our Bio-logic products and our GND and Neurocom product lines. The Company acquired its Bio-logic core technology as part of the acquisition of Bio-logic Systems Corp in 2006 and has maintained the technology since its acquisition. In 2018 Company partnered with one of its contract manufacturers to develop and manufacture the next generation technology to be used in its Bio-logic products. The decision to develop this new technology resulted in an impairment of the originally acquired core technology of $5.6 million which was recorded within intangibles amortization expense on the Company's income statement.
On January 15, 2019, Natus announced the implementation of a new organizational structure, "One Natus." As a result of this new organizational structure, Natus announced it will exit two of our non-core businesses, GND and Neurocom. The decision to exit these non-core businesses resulted in the impairment of intangible assets of $2.6 million as of December 31, 2018. These impairments were the result of deterioration of expected future cash flows as compared to the carrying value of the assets. Impairments were determined by performing an undiscounted cash flow analysis on intangibles assets. The impairment charge for GND and Neurocom is recorded on the Company's income statement within restructuring expense.
Amortization expense related to intangible assets with finite lives, including impairment charges described above, was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Technology	$14,100	$7,705	$3,407
Customer related	12,244	10,945	3,452
Trade names	6,736	6,479	4,115
Internally developed software	2,123	2,117	2,069
Patents	84	244	112
Service Agreements	757	—	—
Total amortization	$36,044	$27,490	$13,155
The amortization expense amounts shown above include internally developed software not held for sale of $1.9 million, $1.9 million, and $1.8 million for the years ended 2018, 2017, and 2016, respectively. The amortization expense for internally

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

developed software not held for sale is recorded within the Company's income statement as a general and administrative operating expense.
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2019	$23,451
2020	21,889
2021	20,977
2022	17,516
2023	16,537
Thereafter	39,083
Total expected amortization expense	$139,453

7—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2016	$113,112
Acquisitions/Purchase Accounting Adjustments	54,746
Foreign currency translation	5,140
As of December 31, 2017	$172,998
Purchase Accounting Adjustments	(7,324)
Impairment charge	(14,846)
Foreign currency translation	(3,184)
As of December 31, 2018	$147,644

8—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	December 31,
	2018	2017
Compensation and related benefits	$24,891	$22,816
Warranty reserve	9,391	10,995
Accrued federal, state, and local taxes	8,285	8,155
Accrued amounts due to customers	5,507	2,424
Accrued professional fees	1,820	2,280
Accrued selling expenses	246	1,704
Contingent consideration	—	147
Accrued travel	201	338
Deferred rent	205	161
Other	2,022	2,718
Total	$52,568	$51,738

9—LONG-TERM OTHER LIABILITIES
Long-term other liabilities consist of (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

	December 31,
	2018	2017
Long-term taxes payable	$15,425	$17,934
Non-current deferred revenue	4,338	4,039
Other	82	22
Total	$19,845	$21,995

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
As of December 31, 2018, the Company was in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
As of December 31, 2018, the Company had $105 million outstanding under the Credit Agreement.
Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on the leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the twelve months ended December 31, 2018 was 4.44%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	December 31,
	2018	2017
Revolving credit facility	$105,000	$155,000
Debt issuance costs	(526)	(717)
Less: current portion of long-term debt	35,000	—
Total long-term debt	$69,474	$154,283
Maturities of long-term debt as of December 31, 2018 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

	December 31,
	2018	2017
2019	$—	$—
2020	—	—
2021	105,000	154,283
Thereafter	—	—
Total	$105,000	$154,283
As of December 31, 2018, the carrying value of the total debt approximated fair market value.
11—FINANCIAL INSTRUMENTS AND DERIVATIVES
The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of December 31, 2018 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$40,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$77
Total interest rate derivatives designated as cash flow hedge	$40,000						$77

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

As of December 31, 2018, the Company expects that approximately $17 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

12—RESERVE FOR PRODUCT WARRANTIES
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
As of December 31, 2018, the Company has accrued $4.2 million to bring certain neoBLUE phototherapy products into U.S. regulatory compliance. The Company's estimate of the costs associated with bringing the neoBLUE phototherapy products into compliance is primarily based upon the number of units outstanding that may require the repair and costs associated with shipping and repairing the product.
The details of activity in the warranty reserve are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

	Balance at Beginning of Period	Assumed Through Acquisitions	Additions Charged to Expense	Utilizations	Changes in Estimates related to Product Remediation Activities	Balance at End of Period
December 31, 2018	$10,995	$—	$4,487	$(3,772)	$(2,319)	$9,391
December 31, 2017	$10,670	$1,159	$5,370	$(7,790)	$1,586	$10,995
December 31, 2016	$10,386	$222	$2,711	$(2,649)	$—	$10,670
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

13—STOCKHOLDERS’ EQUITY
Common Stock—The Company has 120,000,000 shares of common stock authorized at a par value or $0.001 per share.
Preferred Stock—The Company has 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2018, no shares of preferred stock were issued and outstanding.

14—EARNINGS PER SHARE
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	December 31,
	2018	2017	2016
Net income (loss)	$(22,935)	$(20,293)	$42,594
Weighted average common shares	33,111	32,564	32,460
Dilutive effect of stock based awards	—	—	596
Diluted Shares	33,111	32,564	33,056
Basic earnings (loss) per share	$(0.69)	$(0.62)	$1.31
Diluted earnings (loss) per share	$(0.69)	$(0.62)	$1.29
Shares excluded from calculation of diluted EPS	343	565	—

15—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2018	2017	2016
Cost of revenue	$218	$232	$219
Marketing and selling	801	540	821
Research and development	1,039	1,332	1,515
General and administrative	14,945	7,341	6,453
Total expense	17,003	9,445	9,008
Stock Awards Plans—Natus' 2011 Stock Awards Plan (the “Plan”) provides for the granting of the following:

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

•	Incentive stock options to employees;

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Performance share units;

•	Stock bonuses; and

•	Stock appreciation rights.
As of December 31, 2018, there were 457,088 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.
Stock Option Activity—Stock option activity under the stock awards plans for the year ended December 31, 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2017 (790,573 shares exercisable at a weighted average exercise price of $15.14 per share)	795,085	$15.18
Granted	74,124	$35.25
Exercised	(667,667)	$14.60
Forfeited	—	$—
Expired	—	$—
Outstanding, December 31, 2018 (127,453 shares exercisable at a weighted average exercise price of $18.22 per share)	201,542	$24.48
As of December 31, 2018, unrecognized compensation related to the unvested portion of stock options was approximately $0.7 million, which is expected to be recognized over a weighted average period of 3.5 years. The intrinsic value of options exercised, representing the difference between the closing stock price of common stock on the date of the exercise and the exercise price, in the years ended December 31, 2018, 2017 and 2016 was $13.6 million, $3.1 million, and $3.4 million, respectively.
As of December 31, 2018, there were: (i) 197,647 options vested and expected to vest with a weighted average exercise price of $24.27, an intrinsic value of $2.0 million, and a weighted average remaining contractual term of 2.4 years; and (ii) 127,453 options exercisable with a weighted average exercise price of $18.22, an intrinsic value of $2.0 million, and a weighted average remaining contractual term of 0.7 years.
Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

December 31,
2018
Weighted-average fair value of options granted	$11.03
Expected life in years	4.0
Risk-free interest rate	2.7%
Expected volatility	35%
Dividend yield	None
The Company did not grant any stock options during the years ended December 31, 2017 and December 31, 2016.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

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
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	363,808	$37.46
Granted	300,833	$37.22
Vested	(343,161)	$37.67
Forfeited	(27,892)	$34.71
Unvested at December 31, 2018	293,588	$37.04
As of December 31, 2018, unrecognized compensation related to the unvested portion of stock awards was $6.2 million, which is expected to be recognized over a weighted average period of 2.3 years. The fair market value of outstanding restricted stock awards at December 31, 2018 was $10.0 million. For the restricted stock awards granted during the years ended December 31, 2018, 2017, 2016, the weighted average grant date fair values were $37.22, $34.94, and $42.22, respectively. The total grant date fair value of restricted stock awards vested during fiscal year 2018, 2017, and 2016 was $12.9 million, $12.7 million, and $4.3 million, respectively. For the restricted stock awards that vested during the years ended December 31, 2018, 2017, and 2016, the total intrinsic value was $11.2 million, $14.3 million, and $9.0 million, respectively.
Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	24,144	$37.17
Awarded	95,411	$36.77
Released	(266)	$37.48
Forfeited	(6,484)	$37.55
Outstanding at December 31, 2018	112,805	$36.80
*Includes the initial amount of PSUs granted, which may be subject to downward or upward adjustment depending on the performance measures during the particular performance period pursuant to the PSU award agreement.
As of December 31, 2018, unrecognized compensation related to the unvested portion of stock units was $1.3 million, which is expected to be recognized over a weighted average period of 1.6 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2018 was $3.8 million. For the restricted stock units granted during the years December 31, 2018, 2017, 2016, the weighted average grant date fair values were $36.77, $35.16, and $45.23, respectively. The total grant date fair value of restricted stock units vested during fiscal year 2018, 2017, and 2016 was $10.0 thousand, $1.2 million, and $0.5 million, respectively. For the restricted stock units that vested during the years ended December 31, 2018, 2017, and 2016, the total intrinsic value was $8.7 thousand, $1.3 million, and $0.9 million, respectively.
Employee Stock Purchase Plan—Under Natus' 2011 Employee Stock Purchase Plan (the “ESPP”), U.S. employees can elect to have salary withholdings of up to 15% of eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85%

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

of the fair market value on the last day of the offering period. As of December 31, 2018, there were 53,270 shares reserved for future issuance under the ESPP.
Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2018, 2017 and 2016, respectively, was $0.3 million, $0.3 million, and $0.2 million.

16—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest income	$334	$425	$315
Interest expense	(6,794)	(5,081)	(430)
Foreign currency gain (loss)	(800)	1,013	(359)
Other	(438)	76	117
Total other expense, net	$(7,698)	$(3,567)	$(357)

17—INCOME TAXES
Income (loss) before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.S.	$(54,370)	$(18,059)	$68
Foreign	22,110	23,209	54,835
Income before provision for income tax	$(32,260)	$5,150	$54,903

The components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
U.S. Federal	$(1,872)	$10,110	$(1,388)
U.S. State and local	(59)	1,079	692
Non-U.S.	5,732	12,764	15,069
Total current tax expense	3,801	23,953	14,373
Deferred
U.S. Federal	(8,248)	6,345	(1,534)
U.S. State and local	(1,751)	(1,333)	(378)
Non-U.S.	(3,127)	(3,522)	(152)
Total deferred tax benefit	(13,126)	1,490	(2,064)
Total income tax expense	$(9,325)	$25,443	$12,309
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$3,192	$3,958
Credit carryforwards	2,882	4,466
Accruals deductible in different periods	15,197	11,969
Employee benefits	1,262	1,085
Total deferred tax assets	22,533	21,478
Valuation allowance	(637)	(5,862)
Total net deferred tax assets	$21,896	$15,616
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(15,687)	(23,934)
Foreign earnings to be repatriated	(500)	(380)
Total deferred tax liabilities	(16,187)	(24,314)
Total net deferred tax assets	$5,709	$(8,698)
The income tax expense (benefit) in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 21%, 35%, and 35% in 2018, 2017, and 2016, respectively to income before taxes due to the following:

	Years Ended December 31,
	2018	2017	2016
Federal statutory tax expense	$(6,775)	$1,802	$19,216
State tax expense	(1,160)	(318)	188
Foreign taxes at rates less than U.S. rates	(1,071)	(3,101)	(6,838)
Deferred charges on sales of U.S. intellectual property	—	980	980
Equity compensation	519	606	(530)
Tax credits	(2,021)	(1,498)	(911)
Uncertain tax position	1,311	2,048	485
Lapse of statute	(1,214)	(1,521)	(495)
Change of valuation allowance on foreign tax credit	—	314	—
Earnout adjustment	—	(190)	(1,184)
Repatriation tax net of foreign tax credits	—	16,564	—
Net deferred tax asset re-measurement	—	3,883	—
Tax audits	658	726	543
Withholding taxes	1,185	2,880	—
Global intangible low-taxed income net of foreign tax credits	2,326	—	—
Return to provision	(1,417)	711	—
AMT on acquisition	—	621	—
SAB 118 adjustments	(2,676)	—	—
Other	1,010	936	855
Total expense	$(9,325)	$25,443	$12,309
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
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations)

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

in reasonable detail to complete the accounting for certain income tax effects of the Act. In the fourth quarter of 2017, the Company recorded a provisional amount of $20.5 million of tax expense related to the Act. In the fourth quarter of 2018, the Company completed is accounting for the impact of the Act and recorded a reduction to tax expense of $2.7 million.
The Act created new taxes on certain foreign-sourced earnings such as global intangible low-taxed income (“GILTI”) under IRC Section 951A, which is effective for the Company for tax years beginning after January 1, 2018. For the year ended December 31, 2018, the Company has calculated its best estimate of the impact of the GILTI in its income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing. The Company has made a policy election to treat the GILTI as a period cost and does not recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal.
At December 31, 2018, the Company had deferred tax assets attributable to U.S. state net operating loss carryforwards of $28.0 million, of which an immaterial amount will begin to expire in 2019. At December 31, 2018, the Company had U.S. state R&D credit carryforwards of $0.5 million, which will begin to expire in 2021. At December 31, 2018, the Company had $0.1 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2022.
At December 31, 2018, certain foreign subsidiaries had deferred tax assets attributable to net operating loss carryforwards as follows: $1.2 million in France and $0.5 million in Canada. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $0.6 million and $5.9 million were recorded at December 31, 2018 and 2017, respectively. The decrease of $5.3 million in valuation allowance was primarily due to a valuation allowance recorded against the Company's net operating loss carryforward in France that was released upon completion of an audit, and foreign tax credit carryforward in the U.S. utilized as part of the Tax Reform.
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
There are no changes to the position on the Company's permanent reinvestment of its earnings from foreign operations. As of December 31, 2018, the Company intends to distribute all of the earnings from Excel-Tech and Natus Ireland in excess of their operational needs. The Company has recorded a deferred tax liability of $0.5 million accordingly for 5% Canadian withholding tax on the expected Excel-Tech distribution to Natus Ireland. Natus Ireland has 0% withholding tax under domestic exemption and therefore, no liability has been recorded. The Company intends on permanently reinvesting the earnings of its remaining foreign subsidiaries. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest its undistributed earnings.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

Balance at January 1, 2016	$6,314
Increases for tax positions related to prior years	174
Increases for tax positions related to the current year	70
Lapse of statutes of limitations	(475)
Foreign exchange difference	(185)
Balance at January 1, 2017	$5,898
Increases for tax positions related to prior years	747
Increases for tax positions related to the current year	1,712
Lapse of statutes of limitations	(1,393)
Foreign exchange difference	53
Balance at January 1, 2018	$7,017
Increases for tax positions related to prior years	526
Increases for tax positions related to the current year	699
Lapse of statutes of limitations	(965)
Foreign exchange difference	(50)
Balance at December 31, 2018	$7,227
For the year ended December 31, 2018, unrecognized tax benefits increased by $0.2 million and $0.8 million of tax expense in the income tax provision were recorded. The increase was primarily attributable to the increase in uncertain tax positions related to the current year in certain jurisdictions.
The unrecognized tax benefits for the tax years ended December 31, 2018, 2017 and 2016 were $7.2 million, $7.0 million and $5.9 million, respectively which include $6.5 million, $4.0 million and $2.5 million, respectively that would impact the effective tax rate if recognized.
The Company expects a range from zero to $3.7 million of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.
At December 31, 2018, 2017 and 2016, the Company had cumulatively accrued $0.5 million, $0.6 million, and $0.6 million for estimated interest and penalties related to uncertain tax positions. The Company records interest and penalties related to recognized tax positions as a component of income tax expense (benefit), which totaled approximately $(0.08) million, $(0.01) million, and $0.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
The Company's tax returns remain open to examination as follows: U.S. federal, 2015 through 2018; U.S. states, generally 2014 through 2018; and significant foreign jurisdictions, generally 2014 through 2018.

18—EMPLOYEE BENEFIT PLAN
The Company offers pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $4.7 million, $2.5 million, and $1.5 million respectively, in the years ended December 31, 2018, 2017, and 2016. For new hires, employer contributions vest ratably over the first two years of employment.

19—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION
The Company operates in one reportable segment, which is presented as the aggregation of the Neuro, Newborn Care, and Otometrics operating segments. Through the one reportable segment the Company is organized on the basis of the healthcare products and services provided which are used for the screening, detection, treatment, monitoring and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

End-users customer base includes hospitals, clinics, laboratories, physicians, nurses, audiologists, and governmental agencies. Most of the Company's international sales are to distributors who resell products to end users or sub-distributors. The Company's foreign countries’ revenue is determined based on the customer’s billing address.
Revenue information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Consolidated Revenue:
United States	$300,860	$270,860	$250,694
Foreign countries	230,031	230,110	131,198
	$530,891	$500,970	$381,892
Revenue by End Market:
Neuro
Devices and Systems	$200,767	$171,315	$168,200
Supplies	67,032	59,955	58,681
Services	12,000	11,886	11,641
Total Neuro Revenue	$279,799	$243,156	$238,522
Newborn Care
Devices and Systems	$63,549	$77,573	$72,562
Supplies	39,622	43,732	47,674
Services	20,396	22,325	23,134
Total Newborn Care Revenue	$123,567	$143,630	$143,370
Otometrics
Devices and Systems	$119,269	$107,769	$—
Supplies	8,256	6,415	—
Services	—	—	—
Total Otometrics Revenue	$127,525	$114,184	$—
Total Revenue	$530,891	$500,970	$381,892
Long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Property and equipment, net:
United States	$10,019	$10,128
Ireland	5,083	3,178
Canada	4,504	5,068
Denmark	1,371	1,158
Argentina	999	1,591
Other foreign countries	937	948
	$22,913	$22,071
During the years ended December 31, 2018, 2017 and 2016, no single customer or foreign country contributed to more than 10% of revenue.

20—COMMITMENTS AND CONTINGENCIES
Leases—The Company has entered into noncancelable operating leases for some of the facilities including related office equipment in the U.S. and internationally through 2026. Minimum lease payments under noncancelable operating leases as of December 31, 2018 are as follows (in thousands):

Operating Leases
Year Ending December 31,
2019	$8,092
2020	6,951
2021	5,290
2022	3,423
2023	2,426
Thereafter	1,365
Total minimum lease payments	$27,547

Rent expense, which is recorded on the straight-line method from commencement over the period of the lease, totaled $7.8 million, $6.7 million and $5.3 million in 2018, 2017, and 2016, respectively.
Purchase commitments—The Company has various purchase obligations for goods or services totaling $66.7 million at December 31, 2018, which are expected to be paid within the next year.
Legal matters—The Company may from time to time become a party to various legal proceedings or claims that arise in the ordinary course of business. The Company does not believe that any current legal or administrative proceedings are likely to have a material effect on business, financial condition, or results of operations.
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. In July 2017, plaintiffs filed an amended complaint with a new lead plaintiff (Costabile v. Natus Medical Incorporation, et al., No. 17-cv-00458-JSW) alleging violations of federal securities laws based on allegedly false and misleading statements. The defendants moved to dismiss the Amended Complaint, and in February 2018 the motion to dismiss was granted with leave to amend. The plaintiffs re-filed an amended complaint in April 2018 and Natus responded in May 2018. In December 2018, the Amended Complaint was again dismissed with leave to amend. The Company continues to believe that the plaintiffs' allegations are without merit, and intended to vigorously defend against the claims. The Company believes the likelihood of an unfavorable outcome from this action is remote.

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
The derivative financial instruments described in Note 11 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	December 31, 2018
Liabilities:
Interest Rate Swap	$—	$77	$—	$—	$77
Total	$—	$77	$—	$—	$77

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2018, 2017 and 2016

The Company estimates the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as the Company's nonperformance risk. As of December 31, 2018, there have been no events of default under the interest rate swap agreement.
The following financial instruments are not measured at fair value on the consolidated balance sheet as of December 31, 2018 and 2017, but require disclosure of fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of the relatively short maturity.
The carrying amount of the Company’s short-term and long-term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.
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
Contingent consideration associated with earnouts from acquisitions is as follows (in thousands):

	December 31, 2017	Additions	Payments	Adjustments	December 31, 2018
Liabilities:
Contingent consideration	$147	$—	$(147)	$—	$—
Total	$147	$—	$(147)	$—	$—
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

ITEM 16.    Form 10-K Summary
Not Applicable.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Amended and Restated Certificate of Incorporation	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	000-33001	9/13/2012
3.3	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
3.4	Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/7/2018
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1*	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2*	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5*	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
21.1	Significant Subsidiaries of the Registrant

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Label Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *    Indicates a management contract or compensatory plan or arrangement