Form 10-Q
period 2019-03-31
NATUS MEDICAL INC
filed 2019-05-08
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or an “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	BABY	The Nasdaq Stock Market LLC (The Nasdaq Global Market)
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of May 3, 2019 was 34,005,780.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$53,423	$56,373
Accounts receivable, net of allowance for doubtful accounts of $7,451 in 2019 and $6,960 in 2018	110,900	127,041
Inventories	82,866	79,736
Prepaid expenses and other current assets	26,793	22,625
Total current assets	273,982	285,775
Property and equipment, net	26,280	22,913
Operating lease right-of-use assets	18,982	—
Intangible assets, net	132,205	139,453
Goodwill	147,390	147,644
Deferred income tax	19,165	22,639
Other assets	20,559	19,716
Total assets	$638,563	$638,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,103	$28,805
Current portion of long-term debt	35,000	35,000
Accrued liabilities	51,157	52,568
Deferred revenue	19,017	17,073
Current portion of operating lease liabilities	6,251	—
Liabilities and accrued impairment held for sale	24,786	—
Total current liabilities	161,314	133,446
Long-term liabilities:
Other liabilities	21,325	19,845
Operating lease liabilities	15,234	—
Long-term debt, net	64,522	69,474
Deferred income tax	8,467	16,931
Total liabilities	270,862	239,696
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,955,077 in 2019 and 33,804,379 in 2018	335,348	334,215
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2019 and 2019	—	—
Retained earnings	73,592	102,261
Accumulated other comprehensive loss	(41,239)	(38,032)
Total stockholders’ equity	367,701	398,444
Total liabilities and stockholders’ equity	$638,563	$638,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue	$114,757	$128,609
Cost of revenue	46,370	55,369
Intangibles amortization	1,756	1,587
Gross profit	66,631	71,653
Operating expenses:
Marketing and selling	33,729	35,872
Research and development	13,058	15,443
General and administrative	16,305	17,448
Intangibles amortization	3,786	4,806
Restructuring	37,372	812
Total operating expenses	104,250	74,381
Loss from operations	(37,619)	(2,728)
Other expense, net	(2,112)	(1,821)
Loss before benefit from income tax	(39,731)	(4,549)
Benefit from income tax	(9,730)	(1,401)
Net loss	$(30,001)	$(3,148)
Foreign currency translation adjustment	(1,875)	3,617
Comprehensive income (loss)	(31,876)	469
Loss per share:
Basic	$(0.89)	$(0.10)
Diluted	$(0.89)	$(0.10)
Weighted average shares used in the calculation of loss per share:
Basic	33,590	32,760
Diluted	33,590	32,760
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	139,718	—	—	—	—
Stock-based compensation expense	—	2,432	—	—	2,432
Taxes paid related to net share settlement of equity awards	(47,767)	(1,567)	—	—	(1,567)
Exercise of stock options	16,617	268	—	—	268
Other comprehensive loss	—	—	—	(1,875)	(1,875)
Net loss	—	—	(30,001)	—	(30,001)
Balances, March 31, 2019	33,955,077	$335,348	$73,592	$(41,239)	$367,701

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2017	33,134,101	$316,577	$129,115	$(23,595)	$422,097
Cumulative-effect adjustment for ASU 2016-16	—	—	(3,919)	—	(3,919)
Vesting of restricted stock units	100	—	—	—	—
Net issuance of restricted stock awards	239,649	—	—	—	—
Stock-based compensation expense	—	2,361	—	—	2,361
Repurchase of company stock	(147,893)	(4,736)	—	—	(4,736)
Taxes paid related to net share settlement of equity awards	(600)	(19)	—	—	(19)
Exercise of stock options	46,173	577	—	—	577
Other comprehensive income	—	—	—	3,617	3,617
Net loss	—	—	(3,148)	—	(3,148)
Balances, March 31, 2018	33,271,530	$314,760	$122,048	$(19,978)	$416,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(30,001)	$(3,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	600	918
Depreciation and amortization	7,711	7,915
Loss on disposal of property and equipment	179	52
Warranty reserve	354	(1,125)
Share-based compensation	2,554	2,362
Impairment charge on held for sale entity	24,571	—
Changes in operating assets and liabilities:
Accounts receivable	15,555	(2,242)
Inventories	(4,616)	2,885
Prepaid expenses and other assets	(7,703)	(5,390)
Accounts payable	(3,436)	(622)
Accrued liabilities	(1,319)	3,319
Deferred revenue	1,982	1,314
Deferred income tax	62	87
Net cash provided by operating activities	6,493	6,325
Investing activities:
Purchase of property and equipment	(2,461)	(2,473)
Net cash used in investing activities	(2,461)	(2,473)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	268	577
Repurchase of common stock	—	(4,736)
Taxes paid related to net share settlement of equity awards	(1,567)	(19)
Principal payments of financing lease liability	(165)	—
Payment of contingent consideration related to a business combination	—	(147)
Payments on borrowings	(5,000)	(25,000)
Net cash used in financing activities	(6,464)	(29,325)
Exchange rate changes effect on cash and cash equivalents	(518)	994
Net decrease in cash and cash equivalents	(2,950)	(24,479)
Cash and cash equivalents, beginning of period	56,373	88,950
Cash and cash equivalents, end of period	$53,423	$64,471
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,347	$1,482
Cash paid for income taxes	$1,224	$1,657
Non-cash investing activities:
Property and equipment included in accounts payable	$141	$349
Inventory transferred to property and equipment	$143	$161
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation and Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“Natus,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except where noted below within Note 1, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The consolidated balance sheet as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The new standard provides a number of optional practical expedients in transition. The Company elected the 'package of practical expedients,' which permits an entity to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company has not elected the use-of-hindsight practical expedient or the practical expedient pertaining to land easements; the latter of which is not applicable to the Company. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The new standard became effective for the Company on January 1, 2019. The Company adopted the new standard using the modified retrospective transition method with the effective date as the date of initial application. Upon adoption, the Company recognized additional new lease assets of approximately $19.5 million and additional lease liabilities of approximately $22.3 million as of January 1, 2019. The standard did not materially affect consolidated net earnings. By electing the effective date as the date of initial application, financial performance will not be updated and the disclosures required under the new standard will not be provided for periods prior to January 1, 2019.

The adoption of the new standard did not impact the Company's liquidity or debt-covenant compliance under its current agreements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU is effective for the Company on January 1, 2019. Upon adoption, the Company reclassified its stranded tax effects resulting from the 2017 Act of $1.3 million, resulting in a decrease to AOCI and an increase to retained earnings as of January 1, 2019.
In July 2018, the FASB issued ASU 2018-09, Codification Improvements. This update makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standard Codification. The majority of the amendments in ASU 2018-09 will be effective for us in annual periods beginning after December 15, 2018. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Recent Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets measured at amortized cost, such as trade receivables and contract assets, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. The guidance is effective beginning January 1, 2020. The Company is evaluating the impact, if any, that this pronouncement will have on its consolidated financial statements.
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
Significant Accounting Policies
Leases
The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit borrowing rate, an incremental borrowing rate is used in determining the present value of lease payments based on information available at commencement date. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to exclude or terminate the lease when it is reasonably certain that they will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term.

Operating leases are included in operating lease ROU assets, accrued liabilities, and operating lease liabilities in the Company's consolidated balance sheet. Finance leases are included in property and equipment, accrued liabilities, and other liabilities in the consolidated balance sheet.
The Company has lease agreements with lease and non-lease components, which are generally accounted for based on the type of asset. For real estate and telecom leases, the Company accounts for these components separately. For equipment leases, such as office equipment and vehicles, the Company accounts for the lease and non-lease components as a single lease component.
Assets and Liabilities Held for Sale
The Company considers assets and liabilities to be held for sale when all of the following criteria are met:

•	Management approves and commits to a formal plan to sell the asset or disposal group;

•	The assets or disposal group is available for immediate sale in its present condition;

•	An active program to locate a buyer and other actions required to complete the sale have been initiated;

•	The sale of the asset or disposal group is expected to be completed within one year;

•	The asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to the current fair value; and

•	It is unlikely that significant changes will be made to the plan.
Assets held for sale are not depreciated. Upon designation of the asset or disposal group as held for sale, the Company records the asset or disposal group at the lower of it carrying value or its estimated fair value, less estimated costs of sale. The Company considers deferrals accumulated in other comprehensive income, including cumulative currency translation adjustments, in the total carrying value of the disposal group in accordance with GAAP. Any loss resulting from this measurement is recognized on the Company's income statement as a restructuring operating expense in the period in which the held for sale criteria are met and gains, if any are not recognized until the date of sale. The Company assesses the fair value of assets held for sale less any costs to sell each reporting period it remains classified as held for sale and reports any reduction in fair value as an adjustment to the carrying value of the assets held for sale.

2 - Revenue
Unbilled accounts receivable (“AR”) for the periods presented primarily represent the difference between revenue recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented primarily relates to extended service contracts, installation, and training, for which the service fees are billed up-front. The associated deferred revenue is generally recognized ratably over the extended service period or when installation and training are complete.

The following table summarizes the changes in the unbilled AR and deferred revenue balances for the three months ended March 31, 2019 (in thousands):

Unbilled AR, December 31, 2018	$3,012
Additions	26
Transferred to Trade Receivable	(495)
Unbilled AR, March 31, 2019	$2,543

Deferred Revenue, December 31, 2018	$21,410
Additions	9,143
Revenue Recognized	(7,164)
Deferred Revenue, March 31, 2019	$23,389

At March 31, 2019, the short-term portion of deferred revenue of $19.0 million and the long-term portion of $4.4 million were included in deferred revenue and other long term liabilities respectively, in the consolidated balance sheet. As of March 31, 2019, the Company expects to recognize revenue associated with deferred revenue of approximately $16.4 million in 2019, $4.4 million in 2020, $1.3 million in 2021, $0.8 million in 2022, and $0.5 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(30,001)	$(3,148)
Weighted average common shares	33,590	32,760
Dilutive effect of stock based awards	—	—
Diluted Shares	33,590	32,760
Basic loss per share	$(0.89)	$(0.10)
Diluted loss per share	$(0.89)	$(0.10)
Shares excluded from calculation of diluted EPS	119	390

4 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials and subassemblies	$36,107	$31,459
Work in process	2,424	2,424
Finished goods	63,277	63,932
Total inventories	101,808	97,815
Less: Non-current inventories	(18,942)	(18,079)
Inventories, current	$82,866	$79,736
As of March 31, 2019 and December 31, 2018, the Company has classified $18.9 million and $18.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products the Company no longer sells, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. The Company believes these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$110,161	$(6,630)	$(51,387)	$52,144	$111,198	$(6,768)	$(50,046)	$54,384
Customer related	98,403	(50)	(42,160)	56,193	99,440	(1,961)	(38,574)	58,905
Trade names	46,875	(3,812)	(21,161)	21,902	47,217	(4,397)	(19,250)	23,570
Internally developed software	16,266	—	(14,670)	1,596	16,264	—	(14,164)	2,100
Patents	2,937	(132)	(2,765)	40	2,718	(133)	(2,524)	61
Service Agreements	1,190	—	(860)	330	1,190	—	(757)	433
Definite-lived intangible assets	$275,832	$(10,624)	$(133,003)	$132,205	$278,027	$(13,259)	$(125,315)	$139,453
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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Technology	$1,738	$1,819
Customer related	2,183	2,881
Trade names	1,498	1,626
Internally developed software	504	530
Patents	20	22
Service Agreements	102	—
Total amortization	$6,045	$6,878
The amortization expense amounts shown above include internally developed software not held for sale of $459.0 thousand for the three months ended March 31, 2019 which is recorded within the Company's income statement as a general and administrative operating expense.

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2019	$17,250
2020	21,678
2021	20,791
2022	17,349
2023	16,378
2024	14,487
Thereafter	24,272
Total expected amortization expense	$132,205

6 – Goodwill

The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2018	$147,644
Foreign currency translation	(254)
March 31, 2019	$147,390

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$1,677	$1,828
Buildings	6,184	7,036
Leasehold improvements	4,703	4,649
Finance lease right-of-use assets	3,064	—
Equipment and furniture	26,879	23,487
Computer software and hardware	12,936	12,803
Demonstration and loaned equipment	12,646	12,843
	68,089	62,646
Accumulated depreciation	(41,809)	(39,733)
Total	$26,280	$22,913
Depreciation expense of property and equipment was approximately $1.5 million for the three months ended March 31, 2019 and approximately $1.0 million for the three months ended March 31, 2018.

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
As of March 31, 2019, the Company had accrued $3.2 million of estimated costs to bring certain products into U.S. regulatory compliance. The Company's estimate of these costs associated with bringing the products into compliance is primarily based upon the number of units outstanding that may require repair, costs associated with shipping, and the assumption the FDA will approve the Company's plan for compliance.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$9,391	$10,995
Additions charged to expense	609	(1,125)
Utilizations	(1,511)	(802)
Changes in estimate related to product remediation activities	(255)	—
Divestiture adjustments	(9)	—
Balance, end of period	$8,225	$9,068
The estimates the Company uses in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

9 - Share-Based Compensation
As of March 31, 2019, the Company has two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
In January 2019, the Company granted market stock unit (“MSU”) awards to certain employees. These MSUs fully vest on December 31, 2021 and have separate market performance goals than the performance stock unit (“PSU”) awards the Company grants. Each MSU represents the right to one share of common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Natus' stock price over the vesting period. The maximum number of MSUs which will be eligible to vest are 200% of the MSUs initially granted. The Company used a third-party service provider to estimate the fair value of the MSUs at their grant date using a Monte Carlo simulation model. This model simulates the stock price movements of the Company using certain assumptions, including the stock price of the company.
The terms of all other awards granted during the three months ended March 31, 2019 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$67	$68
Marketing and selling	230	198
Research and development	245	276
General and administrative	1,890	1,820
Total	$2,432	$2,362
As of March 31, 2019, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $15.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$20	$10
Interest expense	(1,527)	(1,960)
Foreign currency gain (loss)	(598)	604
Other expense	(7)	(475)
Total other expense, net	$(2,112)	$(1,821)

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
The Company recorded a benefit from income tax of $9.7 million and a benefit from income tax of $1.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Of the $9.7 million benefit from income tax recorded for the three months ended March 31, 2019, $8.2 million relates to the tax accounting effects of the planned divestiture of Medix. The effective tax rate was 24.5% and 30.8% for the three months ended March 31, 2019 and March 31, 2018, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is primarily attributable to the tax accounting effects of the planned divestiture of Medix. The Company's effective tax rate for the three months ended March 31, 2019 differed from the federal statutory rate of 21% primarily due to the tax accounting effects of the planned divestiture of Medix. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
The Company recorded $0.2 million of net tax expense related to unrecognized tax benefits for the three months ended March 31, 2019, primarily due to the increase in uncertain tax positions related to the prior year. The Company reclassified $2.2 million of unrecognized tax benefits to long-term taxes payable as a result of the legislative developments in the current period. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $3.8 million. The Company's tax returns remain open to examination as follows: U.S Federal, 2015 through 2018, U.S. States, 2014 through 2018, and significant foreign jurisdictions, generally 2014 through 2018.

12 - Debt and Credit Arrangements
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Company has no other significant credit facilities.

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

At March 31, 2019, the Company was in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.

At March 31, 2019, the Company had $100.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the three months ended March 31, 2019 was 4.75%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$100,000	$105,000
Debt issuance costs	(478)	(526)
Less: current portion of long-term debt	35,000	35,000
Total long-term debt	$64,522	$69,474
Maturities of long-term debt as of March 31, 2019 are as follows (in thousands):

	March 31, 2019	December 31, 2018
2019	$—	$—
2020	—	—
2021	100,000	105,000
Thereafter	—	—
Total	$100,000	$105,000
As of March 31, 2019, the carrying value of total debt approximated fair market value.

13 - Financial Instruments and Derivatives
The Company uses interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of March 31, 2019 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$40,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$179
Total interest rate derivatives designated as cash flow hedge	$40,000						$179

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
As of March 31, 2019, the Company expects that approximately $44.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

14 - Leases
The Company has operating and finance leases for offices, warehouses, and certain equipment. The leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to ten years. The Company's leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.

Components of lease cost were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease cost	$1,765
Finance lease cost:
Amortization of right-of-use assets (principal payments)	165
Interest on lease liabilities	22
Short-term lease cost	38
Variable lease cost	884
Sublease income	(34)
Total lease cost	$2,840
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,493
Operating cash flows from finance leases	37
Financing cash flows from finance leases	165
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,120
Finance leases	87

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$18,982
Accrued liabilities	$6,251
Operating lease liabilities	15,234
Total operating lease liabilities	$21,485

Finance Leases
Property and equipment, gross	$3,064
Accumulated amortization	1,537
Property and equipment, net	$1,527
Accrued liabilities	$563
Other liabilities	1,023
Total finance lease liabilities	$1,586

Weighted Average Remaining Lease Term
Operating leases	4.1 years
Finance leases	3.7 years
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	5.1%

As of March 31, 2019, future minimum lease payments included in the measurement of lease liabilities on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019	$6,925	$609
2020	5,850	486
2021	4,414	370
2022	2,850	167
2023	2,190	42
Thereafter	1,121	—
Total lease payments	23,350	1,674
Less imputed interest	(1,865)	(88)
Total	$21,485	$1,586

As the Company elected to apply the provisions of Topic 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with Topic 840. The future minimum commitments under the Company’s leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019	$8,092
2020	6,951
2021	5,290
2022	3,423
2023	2,426
Thereafter	1,365
Total minimum lease payments	$27,547

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
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Consolidated Revenue:
United States	$66,067	$68,671
International	48,690	59,938
Totals	$114,757	$128,609

	Three Months Ended March 31,
	2019	2018
Revenue by End Market:
Neurology Products
Devices and Systems	$45,749	$46,041
Supplies	15,841	17,172
Services	800	2,737
Total Neurology Revenue	62,390	65,950
Newborn Care Products
Devices and Systems	12,711	15,966
Supplies	9,323	9,522
Services	4,845	5,403
Total Newborn Care Revenue	26,879	30,891
Audiology Products
Devices and Systems	23,459	29,523
Supplies	2,029	2,245
Total Audiology Revenue	25,488	31,768
Total Revenue	$114,757	$128,609

	March 31, 2019	December 31, 2018
Property and equipment, net:
United States	$13,177	$10,019
Ireland	5,419	5,083
Canada	4,543	4,504
Denmark	1,952	1,371
Argentina	—	999
Other countries	1,189	937
Totals	$26,280	$22,913
During the three months ended March 31, 2019 and 2018, no single customer or country outside the United States contributed more than 10% of the Company's consolidated revenue.

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
The derivative financial instruments described in Note 13 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2018	Additions	Payments	Adjustments	March 31, 2019
Liabilities:
Interest Rate Swap	$77	$—	$—	$102	$179
Total	$77	$—	$—	$102	$179
The Company estimates the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as the Company's nonperformance risk. As of March 31, 2019, there have been no events of default under the interest rate swap agreement.
The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of March 31, 2019 and December 31, 2018, but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

17 - Sale of Certain Subsidiary Assets
On January 15, 2019, the Company announced the implementation of a restructuring plan designed to improve operational performance, known as “One Natus.” As part of the restructuring, the Company identified its wholly owned subsidiary, Medix Medical Devices, SRL (“Medix”) as a targeted divestiture. Effective March 18, 2019, a letter of intent was executed that included the mutually agreed upon steps and details to effectuate the sale. The letter outlined the plan to sell Medix, including all of its assets and liabilities, to the local managing director via a stock sale. The transaction was finalized in the second quarter of 2019 when, on April 2, 2019, the Company signed the stock purchase agreement and completed the divestiture of Medix. The purchase price of the sale was $2,500 in cash and as part of the transaction, the Company provided a $2.2 million limited-recourse note to Medix, secured by certain assets of Medix, and whereby repayment is conditional upon the sale of those specific assets.
As part of the transactions, the Company and the buyer also entered into an International Distributor Agreement whereby Medix will continue to distribute Natus products in addition to Medix and other third party products.
The held for sale criteria under GAAP was met when the sale became probable on March 18, 2019. As such, the Company segregated the assets and liabilities into relevant held for sale accounts and completed the asset impairment analysis. It was determined that the assets of Medix were fully impaired. The impact of the impairment analysis resulted in the full impairment of all assets held for sale with a residual liability of $24.8 million reported on the liabilities and accrued impairment held for sale line on the consolidated financial statements. This amount consists primarily of held for sale liabilities inclusive of accrued impairment for liabilities associated with the anticipated realization of deferred losses related to foreign currency changes included within accumulated other comprehensive income.
The Company does not believe the sale of Medix constituted a strategic shift that would have a major effect on its operations or financial results. As a result, this transaction is not classified as discontinued operations in the Company's consolidated financial statements and the Company has classified the assets and liabilities as held for sale as of March 31, 2019. Due to the classification of these assets and liabilities as held for sale, the Company recognized a loss of $24.6 million which includes an accrual for the anticipated realization of deferred foreign currency related adjustments in accumulated other comprehensive income of $28.2 million and adjustment of $4.6 million for assets with a book value in excess of their fair market value.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in the Annual Report on Form 10-K for the year ended December 31, 2018 of Natus Medical Incorporated. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2018 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
Natus is a leading provider of neurology, newborn care, and hearing and balance assessment healthcare products and services used for the screening, treatment and monitoring of common medical conditions in newborn care, hearing, balance impairment, neurological dysfunction and sleep disorders.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines.
End Markets
Our products address the below end markets:

•
Neuro - Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography and long term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, and intra-operative monitoring.

•
Newborn Care - Includes products and services for newborn care including hearing screening, brain injury, ROP vision screening, thermoregulation, jaundice management, and various disposable newborn care supplies, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

•
Audiology - Includes products hearing and diagnostics and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals. Audiology has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS®, and Madsen®.

Segment and Geographic Information

We operate in one reportable segment, which we have presented as the aggregation of our Neuro, Newborn Care, and Audiology end markets. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the screening, detection, treatment, monitoring, and tracking of common medical ailments in newborn care, hearing impairment, neurological dysfunction, epilepsy, and sleep disorders.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended March 31,
	2019	2018
Devices and Systems	71%	71%
Supplies	24%	23%
Services	5%	6%
Total	100%	100%
2019 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue decreased $13.9 million in the first quarter ended March 31, 2019 to $114.8 million compared to $128.6 million in the first quarter of the previous year. The decline in revenue was driven primarily by the exit of the GND and Neurocom businesses, our Medix business in Argentina and Audiology products pending product registrations.
Net loss was $30.0 million or $0.89 per share in the three months ended March 31, 2019, compared with net loss of $3.1 million or $0.10 per diluted share in the same period in 2018. The increase in net loss was driven by an impairment recorded related to the held for sale status of Medix, which included an accrual for the anticipated realization of deferred foreign currency related adjustments in accumulated other comprehensive income of $28.2 million and adjustment of $4.6 million for assets with a book value in excess of their fair market value.
Application of Critical Accounting Policies
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. In so doing, we must often make estimates and use assumptions that can be subjective, and, consequently, our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable.

We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:

•	Revenue recognition

•	Income taxes

•	Inventory valuation
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2018, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	40.4%	43.1%
Intangibles amortization	1.5%	1.2%
Gross profit	58.1%	55.7%
Operating expenses:
Marketing and selling	29.4%	27.9%
Research and development	11.4%	12.0%
General and administrative	14.2%	13.6%
Intangibles amortization	3.3%	3.7%
Restructuring	32.6%	0.6%
Total operating expenses	90.9%	57.8%
Loss from operations	(32.8)%	(2.1)%
Other expense, net	(1.9)%	(1.4)%
Loss before benefit from income tax	(34.7)%	(3.5)%
Benefit from income tax	(8.5)%	(1.1)%
Net loss	(26.2)%	(2.4)%

Revenues
The following table shows revenue by products during the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Neuro Products
Devices and Systems	$45,749	$46,041	(1)%
Supplies	15,841	17,172	(8)%
Services	800	2,737	(71)%
Total Neurology Revenue	62,390	65,950	(5)%
Newborn Care Products
Devices and Systems	12,711	15,966	(20)%
Supplies	9,323	9,522	(2)%
Services	4,845	5,403	(10)%
Total Newborn Care Revenue	26,879	30,891	(13)%
Audiology Products
Devices and Systems	23,459	29,523	(21)%
Supplies	2,029	2,245	(10)%
Total Audiology Revenue	25,488	31,768	(20)%
Total Revenue	$114,757	$128,609	(11)%
For the three months ended March 31, 2019, Neuro revenue decreased by 5% compared to the same quarter last year. Revenue from sales of Neuro Devices and Systems decreased by 1% driven by a decline in the neurosurgery business and electromyography (“EMG”) products offset by growth in the electroencephalography (“EEG”) products. Revenue from Supplies decreased by 8% due to lower sales of neurodiagnostic products in our international markets and lower neurosurgery business in our domestic market. Revenue from Services decreased by 71% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the three months ended March 31, 2019, Newborn Care revenue decreased by 13% compared to the same quarter last year. The decrease was due to the impact of end of life products, a decline in balance and mobility revenue as we exit our Neurocom business, lower Medix business in Argentina, and reduced billings for Peloton.
For the three months ended March 31, 2019, Audiology revenue decreased by 20% compared to the same period last year. The decrease in revenue was due to products on hold pending international product registrations and end of sale products.
Revenue from domestic sales decreased to $66.1 million for the three months ended March 31, 2019 compared to $68.7 million in the three months ended March 31, 2018. The decrease in domestic revenue was driven by the exit of GND and Neurocom businesses, lower neurosurgery product revenue and a decline in Peloton billings, partly offset by growth in EEG devices.
Revenue from international sales decreased to $48.7 million for the three months ended March 31, 2019 compared to $59.9 million for the three months ended March 31, 2018. Decreases are due to audiology products on hold pending international product registrations and end of sales for certain audiology and newborn care products.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$114,757	$128,609
Cost of revenue	46,370	55,369
Intangibles amortization	1,756	1,587
Gross profit	66,631	71,653
Gross profit percentage	58.1%	55.7%
For the three months ended March 31, 2019, gross profit as a percentage of revenue increased 2.4% compared to the same period in the prior year. This increase was primarily driven by increased margins on neurodiagnostic services and Audiology products, in addition to the benefit from exiting the GND business.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2019	2018
Marketing and selling	$33,729	$35,872
Percentage of revenue	29.4%	27.9%
Research and development	$13,058	$15,443
Percentage of revenue	11.4%	12.0%
General and administrative	$16,305	$17,448
Percentage of revenue	14.2%	13.6%
Intangibles amortization	$3,786	$4,806
Percentage of revenue	3.3%	3.7%
Restructuring	$37,372	$812
Percentage of revenue	32.6%	0.6%
Marketing and Selling
Marketing and selling expenses decreased for the three months ended March 31, 2019. The reduction was primarily driven by exiting the GND business and lower expenses due to One Natus.
Research and Development
Research and development expenses decreased during the three months ended March 31, 2019 compared to the same period in 2018. The decrease is due mainly to lower recall and remediation costs in the current periods.
General and Administrative
General and administrative expense during the three months ended March 31, 2019 decreased when compared to the same period in the prior year. This decrease was due to a reduction in bad debt expense related to our GND and Peloton businesses.
Intangibles Amortization
Intangibles amortization decreased during the three months ended March 31, 2019 as compared to the same period in 2018. This decrease was due to a reduction of intangible assets for impairments recognized during the fourth quarter of 2018 for GND, Neurocom, and Bio-Logic core technology.
Restructuring
Restructuring expenses increased during the three months ended March 31, 2019 compared to the same period in 2018. The increase was driven by an impairment recorded related to the held for sale status of Medix, which which included an accrual for the anticipated realization of deferred foreign currency related adjustments in accumulated other comprehensive income of $28.2 million and adjustment of $4.6 million for assets with a book value in excess of their fair market value. In addition to the impairment for Medix, the Company also incurred restructuring expenses related to exiting the GND business and our One Natus restructuring project.
Other Income (Expense), net
Other income (expense), net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2019 we reported $2.1 million of other expense compared to $1.8 million of other expense for the same period in 2018. This increase in expense was attributable to foreign currency fluctuations.
Benefit from Income Tax
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
We recorded a benefit from income tax of $9.7 million and a benefit from income tax of $1.4 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Of the $9.7 million benefit from income tax recorded for the three months ended March 31, 2019, $8.2 million relates to the tax accounting effects of the planned divestiture of Medix. The effective tax rate was 24.5% and 30.8% for the three months ended March 31, 2019 and March 31, 2018, respectively.
The decrease in the effective tax rate for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 is primarily attributable to the tax accounting effects of the planned divestiture of Medix. The effective tax rate for the three months ended March 31, 2019 differed from the federal statutory rate of 21% primarily due to the tax accounting effects of the planned divestiture of Medix. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
We recorded $0.2 million of net tax expense related to unrecognized tax benefits for the three months ended March 31, 2019, primarily due to the increase in uncertain tax positions related to the prior year. We reclassified $2.2 million of unrecognized tax benefits to long-term taxes payable as a result of the legislative developments in the current period. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $3.8 million. Our tax returns remain open to examination as follows: U.S Federal, 2015 through 2018, U.S. States, 2014 through 2018, and significant foreign jurisdictions, generally 2014 through 2018.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$53,423	$56,373
Working capital	112,668	152,329

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$6,493	$6,325
Net cash used in investing activities	(2,461)	(2,473)
Net cash used in financing activities	(6,464)	(29,325)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2019, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $44.9 million. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel-Tech and Natus Ireland, which we intend to repatriate. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank and Citibank, NA that provides for an aggregate $150.0 million secured revolving credit facility. On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, which added Wells Fargo as an augmenting lender and brought the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuances of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of March 31, 2019 we had $100.0 million outstanding under the Credit Facility.
During the three months ended March 31, 2019 cash provided by operating activities of $6.5 million was the result of $30.0 million of net loss, non-cash adjustments to net loss of $36.0 million, and net cash inflows of $0.5 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by an impairment recorded related to the held for sale status of Medix, which included which included an accrual for the anticipated realization of deferred foreign currency related adjustments in accumulated other comprehensive income of $28.2 million and adjustment of $4.6 million for assets with a book value in excess of their fair market value. Cash used in investing activities during the period was $2.5 million to acquire other property and equipment. Cash used in financing activities during the three months ended March 31, 2019 was $6.5 million and consisted of repayment of borrowing of $5.0 million, $1.6 million for taxes paid related to net share settlement of equity awards, $0.2 million for principal payments of financing lease liability, offset by stock option exercises of $0.3 million.
During the three months ended March 31, 2018 cash provided by operating activities of $6.3 million was the result of $3.1 million of net loss, non-cash adjustments to net loss of $10.1 million, and net cash outflows of $0.6 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization due to the Neurosurgery assets acquisition and share based compensation. Cash used in investing activities during the period was $2.5 million, driven by cash used to acquire other property and equipment. Cash used in financing activities during the three months ended March 31, 2018 was $29.3 million and consisted of repayment of borrowing of $25.0 million, $4.7 million for repurchases of common stock under our share program, and $0.1 million for a contingent consideration payment partially offset by stock option exercises of $0.6 million.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarized our contractual obligations and commercial commitments as of March 31, 2019 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$63,813	$61,865	$1,948	$—	$—
Bank debt	100,000	—	100,000	—	—
Interest payments	7,695	4,684	3,011
Repatriation tax	9,992	800	1,751	2,517	4,924
Total	$181,500	$67,349	$106,710	$2,517	$4,924
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
The Company's Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of March 31, 2019, we have classified $35.0 million out of the $100.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
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
Cautionary Information Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 2 include, without limitation, statements regarding our ability to capitalize on improving market conditions, the sufficiency of our current cash, cash equivalents and short-term investment balances, any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, outcomes of new product development, improved operations performance and profitability as the result of restructuring activities, and our intent to acquire additional technologies, products or businesses.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate risk on our LIBOR-indexed floating-rate debt. We have entered into an interest rate swap agreement to effectively covert a portion of our floating-rate debt to a fixed-rate. The principal objective of the swap contract is to reduce the variability of future earnings and cash flows associated with our floating-rate debt. Please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk included in our Annual Report on Form 10-K for the ended December 31, 2018 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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
In January 2017, a putative class action lawsuit (Badger v. Natus Medical Incorporation, et al, No. 17-cv-00458-JSW) alleging violations of federal securities laws was filed in the United States District Court for the Northern District of California, naming as defendants the Company and certain officers and a director. This case was dismissed in March 2019.

ITEM 1A.    Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes in our risks from such description.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

3.4	Amended and Restated Bylaws of Natus Medical Incorporated, as amended April 9, 2019				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 8, 2019	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 8, 2019	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)