Form 10-Q
period 2019-06-30
NATUS MEDICAL INC
filed 2019-08-07
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NTUS	The Nasdaq Stock Market LLC
(The Nasdaq Global Market)
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 31, 2019 was 34,069,328.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$52,009	$56,373
Accounts receivable, net of allowance for doubtful accounts of $8,579 in 2019 and $6,960 in 2018	106,934	127,041
Inventories	78,275	79,736
Prepaid expenses and other current assets	28,022	22,625
Total current assets	265,240	285,775
Property and equipment, net	26,547	22,913
Operating lease right-of-use assets	17,217	—
Intangible assets, net	126,985	139,453
Goodwill	147,740	147,644
Deferred income tax	19,187	22,639
Other assets	25,084	19,716
Total assets	$628,000	$638,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,235	$28,805
Current portion of long-term debt	35,000	35,000
Accrued liabilities	51,605	52,568
Deferred revenue	19,861	17,073
Current portion of operating lease liabilities	5,960	—
Total current liabilities	137,661	133,446
Long-term liabilities:
Other liabilities	21,237	19,845
Operating lease liabilities	14,326	—
Long-term debt, net	44,570	69,474
Deferred income tax	8,649	16,931
Total liabilities	226,443	239,696
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 34,040,230 in 2019 and 33,804,379 in 2018	338,735	334,215
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2019 and 2018	—	—
Retained earnings	77,780	102,261
Accumulated other comprehensive loss	(14,958)	(38,032)
Total stockholders’ equity	401,557	398,444
Total liabilities and stockholders’ equity	$628,000	$638,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$125,539	$130,653	$240,296	$259,261
Cost of revenue	52,164	52,897	98,534	108,266
Intangibles amortization	1,746	2,717	3,502	4,305
Gross profit	71,629	75,039	138,260	146,690
Operating expenses:
Marketing and selling	32,236	33,401	65,966	69,273
Research and development	12,769	15,616	25,827	31,059
General and administrative	12,691	23,721	28,995	41,169
Intangibles amortization	3,763	4,151	7,549	8,957
Restructuring	2,668	1,938	40,040	2,750
Total operating expenses	64,127	78,827	168,377	153,208
Income (loss) from operations	7,502	(3,788)	(30,117)	(6,518)
Other expense, net	(1,200)	(2,398)	(3,312)	(4,218)
Income (loss) before provision for (benefit from) income tax	6,302	(6,186)	(33,429)	(10,736)
Provision for (benefit from) income tax	2,114	(3,609)	(7,616)	(5,009)
Net income (loss)	4,188	$(2,577)	$(25,813)	$(5,727)
Net income (loss) per share:
Basic	$0.12	$(0.08)	$(0.77)	$(0.17)
Diluted	$0.12	$(0.08)	$(0.77)	$(0.17)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,639	32,859	33,630	32,809
Diluted	33,690	32,859	33,630	32,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$4,188	$(2,577)	$(25,813)	$(5,727)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,436	(13,253)	(439)	(9,636)
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	—	(1,332)	—
Reclassification of deferred foreign currency related adjustments related to the sale of Medix (See Footnote 17 - Sale of Certain Subsidiary Assets)	24,845	—	24,845	—
Other comprehensive income (loss), net of tax	26,281	(13,253)	23,074	(9,636)
Comprehensive income (loss)	30,469	(15,830)	(2,739)	(15,363)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	139,718	—	—	—	—
Stock-based compensation expense	—	2,432	—	—	2,432
Taxes paid related to net share settlement of equity awards	(47,767)	(1,567)	—	—	(1,567)
Exercise of stock options	16,617	268	—	—	268
Other comprehensive loss	—	—	—	(1,875)	(1,875)
Net loss	—	—	(30,001)	—	(30,001)
Balances, March 31, 2019	33,955,077	$335,348	$73,592	$(41,239)	$367,701
Vesting of restricted stock units	—	—	—	—	—
Net issuance of restricted stock awards	5,762	—	—	—	—
Employee stock purchase plan	31,879	725	—	—	725
Stock-based compensation expense	—	1,987	—	—	1,987
Repurchase of company stock	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(274)	(7)	—	—	(7)
Exercise of stock options	47,786	682	—	—	682
Other comprehensive income	—	—	—	26,281	26,281
Net income	—	—	4,188	—	4,188
Balances, June 30, 2019	34,040,230	$338,735	$77,780	$(14,958)	$401,557

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

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(25,813)	$(5,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	960	4,089
Depreciation and amortization	15,427	16,694
Loss on disposal of property and equipment	482	160
Warranty reserve	1,677	975
Share-based compensation	4,462	5,632
Impairment charge for sale of entity	24,571	—
Changes in operating assets and liabilities:
Accounts receivable	19,170	2,064
Inventories	(2,475)	(2,483)
Prepaid expenses and other assets	(11,060)	(15,141)
Accounts payable	(3,517)	(364)
Accrued liabilities	(2,620)	3,414
Deferred revenue	2,739	1,687
Deferred income tax	44	326
Net cash provided by operating activities	24,047	11,326
Investing activities:
Acquisition of businesses, net of cash acquired	—	151
Purchase of property and equipment	(2,919)	(3,387)
Purchase of intangible assets	(13)	(298)
Net cash used in investing activities	(2,932)	(3,534)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	1,674	5,092
Repurchase of common stock	—	(5,630)
Taxes paid related to net share settlement of equity awards	(1,573)	(326)
Principal payments of financing lease liability	(265)	—
Payment of contingent consideration related to a business combination	—	(147)
Payments on borrowings	(25,000)	(35,000)
Net cash used in financing activities	(25,164)	(36,011)
Exchange rate changes effect on cash and cash equivalents	(315)	(5,823)
Net decrease in cash and cash equivalents	(4,364)	(34,042)
Cash and cash equivalents, beginning of period	56,373	88,950
Cash and cash equivalents, end of period	$52,009	$54,908
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,071	$2,966
Cash paid for income taxes	$5,328	$7,234
Non-cash investing activities:
Property and equipment included in accounts payable	$35	$93
Inventory transferred to property and equipment	$589	$293
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
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. The Company has made certain reclassifications to the prior period to conform to current period presentation. The consolidated balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The new standard became effective for the Company on January 1, 2019. The Company adopted the new standard using the modified retrospective transition method with the effective date as the date of initial application. Upon adoption, the Company recognized additional new lease assets of approximately $19.5 million and additional lease liabilities of approximately $22.3 million as of January 1, 2019. The standard did not materially affect consolidated net earnings. By electing the effective date as the date of initial application, financial performance has not been adjusted and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. See Significant Accounting Policies and Note 14 for additional discussion and disclosure.
The adoption of the new standard did not impact the Company's liquidity or debt-covenant compliance under its current agreements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for the Company's annual and any interim goodwill impairment tests performed on or after January 1, 2020. The Company elected to early adopt. The adoption of ASU 2017-04 did not have an impact on the Company's consolidated financial statements.
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
Recent Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU 2019-05 which provides targeted transition relief guidance intended to increase comparability of financial statement information. The guidance for both of these is effective beginning January 1, 2020. The Company is evaluating the impact, if any, that these pronouncements will have on its consolidated financial statements.
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
Significant Accounting Policies
Leases
The Company determines if an arrangement is a lease at inception of the lease. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit borrowing rate, generally the Company uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the lease commencement date. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to exclude or terminate the lease when it is reasonably certain that they will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term.
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
Assets held for sale are not depreciated. Upon designation of the asset or disposal group as held for sale, the Company records the asset or disposal group at the lower of its carrying value or its estimated fair value, less estimated costs of sale. The Company considers deferrals accumulated in other comprehensive income, including cumulative currency translation adjustments, in the total carrying value of the disposal group in accordance with GAAP. Any loss resulting from this measurement is recognized on the Company's income statement as a restructuring operating expense in the period in which the held for sale criteria are met and gains, if any are not recognized until the date of sale. The Company assesses the fair value of assets held for sale less any costs to sell each reporting period it remains classified as held for sale and reports any reduction in fair value as an adjustment to the carrying value of the assets held for sale.

2 - Revenue
Unbilled accounts receivable (“AR”) for the periods presented primarily represent the difference between revenue recognized based on the relative selling price of the related performance obligations and the contractual billing terms in the arrangements. Deferred revenue for the periods presented primarily relates to extended service contracts, installation, and training, for which the service fees are billed in advance. The associated deferred revenue is generally recognized ratably over the extended service period or when installation and training are complete.

The following table summarizes the changes in the unbilled AR and deferred revenue balances for the six months ended June 30, 2019 (in thousands):

Unbilled AR, December 31, 2018	$3,012
Additions	420
Transferred to Trade Receivable	(667)
Unbilled AR, June 30, 2019	$2,765

Deferred Revenue, December 31, 2018	$21,410
Additions	14,242
Revenue Recognized	(11,502)
Deferred Revenue, June 30, 2019	$24,150

At June 30, 2019, the short-term portion of deferred revenue of $19.9 million and the long-term portion of $4.3 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of June 30, 2019, the Company expects to recognize revenue associated with deferred revenue of approximately $12.8 million in 2019, $8.3 million in 2020, $1.5 million in 2021, $0.9 million in 2022, and $0.7 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$4,188	$(2,577)	$(25,813)	$(5,727)
Weighted average common shares	33,639	32,859	33,630	32,809
Dilutive effect of stock based awards	51	—	—	—
Diluted Shares	33,690	32,859	33,630	32,809
Basic income (loss) per share	$0.12	$(0.08)	$(0.77)	$(0.17)
Diluted income (loss) per share	$0.12	$(0.08)	$(0.77)	$(0.17)
Shares excluded from calculation of diluted EPS	—	382	103	387

4 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials and subassemblies	$34,310	$31,459
Work in process	2,603	2,424
Finished goods	62,650	63,932
Total inventories	99,563	97,815
Less: Non-current inventories	(21,288)	(18,079)
Inventories, current	$78,275	$79,736

As of June 30, 2019 and December 31, 2018, the Company has classified $21.3 million and $18.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products the Company no longer sells, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. The Company believes these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$110,516	$(6,636)	$(53,225)	$50,655	$111,198	$(6,768)	$(50,046)	$54,384
Customer related	99,050	(50)	(44,523)	54,477	99,440	(1,961)	(38,574)	58,905
Trade names	47,047	(3,831)	(22,714)	20,502	47,217	(4,397)	(19,250)	23,570
Internally developed software	16,282	—	(15,179)	1,103	16,264	—	(14,164)	2,100
Patents	2,953	(132)	(2,801)	20	2,718	(133)	(2,524)	61
Service Agreements	1,190	—	(962)	228	1,190	—	(757)	433
Definite-lived intangible assets	$277,038	$(10,649)	$(139,404)	$126,985	$278,027	$(13,259)	$(125,315)	$139,453

Finite-lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 10 years for customer related intangibles, 7 years for trade names, 6 years for internally developed software, 12 years for patents, 2 years for service agreements and 11 years weighted average in total.
Internally developed software consists of $14.1 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Technology	$1,729	$2,558	$3,467	$4,378
Customer related	2,167	2,302	4,350	5,183
Trade names	1,491	1,456	2,989	3,082
Internally developed software	506	528	1,010	1,058
Patents	20	22	40	43
Service Agreements	$103	$486	205	486
Total amortization	$6,016	$7,352	$12,061	$14,230

The amortization expense amounts shown above include internally developed software not held for sale of $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively which is recorded within the Company's income statement as a general and administrative operating expense.

Expected amortization expense related to amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2019	$11,333
2020	21,805
2021	20,918
2022	17,473
2023	16,500
2024	14,592
Thereafter	24,364
Total expected amortization expense	$126,985

6 – Goodwill

The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2018	$147,644
Foreign currency translation	96
June 30, 2019	$147,740

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$1,720	$1,828
Buildings	6,778	7,036
Leasehold improvements	7,616	4,649
Finance lease right-of-use assets	2,955	—
Equipment and furniture	23,725	23,487
Computer software and hardware	12,635	12,803
Demonstration and loaned equipment	12,201	12,843
	67,630	62,646
Accumulated depreciation	(41,083)	(39,733)
Total	$26,547	$22,913

Depreciation expense of property and equipment was approximately $1.8 million and $3.3 million for the three and six months ended June 30, 2019 and approximately $1.4 million and $2.4 million for the three and six months ended June 30, 2018.

8 - Reserve for Product Warranties
The Company provides a warranty for products that is generally one year in length, but in some cases regulations may require us to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, the Company may incur additional repair and remediation costs. Service for domestic customers is provided by Company-owned service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of Company-owned facilities, vendors on a contract basis, and distributors.
A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management’s best estimate of probable liability. The Company considers a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of the reserve. The reserve is reduced as servicing is performed to honor existing warranty and regulatory obligations.
As of June 30, 2019, the Company has accrued $8.1 million for product related warranties, which includes $2.9 million of estimated costs to bring certain products into regulatory compliance. The Company's estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$8,225	$9,068	$9,391	$10,995
Additions charged to expense	1,639	2,100	2,248	2,335
Utilizations	(1,473)	(255)	(2,983)	(1,057)
Changes in estimate related to product remediation activities	(315)	—	(571)	(1,360)
Divestiture adjustments	—	—	(9)	—
Balance, end of period	$8,076	$10,913	$8,076	$10,913

The Company's estimates of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

9 - Share-Based Compensation
As of June 30, 2019, the Company has two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
In January 2019, the Company granted market stock unit (“MSU”) awards to certain employees. These MSUs fully vest on December 31, 2021 and have separate market performance goals than the performance stock unit (“PSU”) awards the Company grants. Each MSU represents the right to one share of common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of Natus' stock price over the vesting period. The maximum number of MSUs which will be eligible to vest are 200% of the MSUs initially granted. A Monte Carlo simulation model was used to estimate the fair value of the MSUs as of their grant date. This model simulates the stock price movements of the Company using certain assumptions, including the stock price of the company.
The terms of all other awards granted during the six months ended June 30, 2019 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$89	$71	$156	$139
Marketing and selling	209	199	439	396
Research and development	258	272	503	549
General and administrative	1,431	2,728	3,321	4,548
Total	$1,987	$3,270	$4,419	$5,632

As of June 30, 2019, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $13.5 million, which is expected to be recognized over a weighted average period of 2.5 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$127	$(5)	$147	$5
Interest expense	(1,468)	(1,641)	(2,995)	(3,601)
Foreign currency gain (loss)	134	(838)	(463)	(234)
Other expense	7	86	(1)	(388)
Total other expense, net	$(1,200)	$(2,398)	$(3,312)	$(4,218)

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
The Company recorded an expense from income tax of $2.1 million and a benefit from income tax of $7.6 million for the three and six months ended June 30, 2019, respectively. The effective tax rate was 33.5% and 22.8% for the three and six months ended June 30, 2019, respectively. Of the $7.6 million benefit from income tax recorded for the six months ended June 30, 2019, $8.2 million relates to the tax accounting effects of the sale of Medix.
The Company recorded a benefit for income tax of $3.6 million and $5.0 million for the three and six months ended June 30, 2018, respectively. The effective tax rate was 58.3% and 46.7% for the three and six months ended June 30, 2018, respectively.
The decrease in the effective tax rate for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 is primarily attributable to the tax accounting effects of the sale of Medix. The Company's effective tax rate for the three and six months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the tax accounting effects of the sale of Medix. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
The Company recorded $0.2 million of net tax expense related to unrecognized tax benefits for the three and six months ended June 30, 2019, primarily due to the increase in uncertain tax positions related to the prior year. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $3.8 million. The Company's tax returns remain open to examination as follows: U.S Federal, 2015 through 2018, U.S. states, 2014 through 2018, and significant foreign jurisdictions, generally 2014 through 2018.

12 - Debt and Credit Arrangements
The Company has a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Company has no other significant credit facilities.

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

At June 30, 2019, the Company was in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.

At June 30, 2019, the Company had $80.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the six months ended June 30, 2019 was 4.74%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. As of June 30, 2019, we have classified $35.0 million of the $80.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.

Long-term debt consists of (in thousands):

	June 30, 2019	December 31, 2018
Revolving credit facility	$80,000	$105,000
Debt issuance costs	(430)	(526)
Less: current portion of long-term debt	35,000	35,000
Total long-term debt	$44,570	$69,474

Maturities of long-term debt as of June 30, 2019 are as follows (in thousands):

	June 30, 2019	December 31, 2018
2019	$—	$—
2020	—	—
2021	80,000	105,000
Thereafter	—	—
Total	$80,000	$105,000
As of June 30, 2019, the carrying value of total debt approximated fair market value.

13 - Financial Instruments and Derivatives
The Company uses interest rate swap derivative instruments to reduce earnings volatility and manage cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of the Company's expected LIBOR-indexed floating-rate borrowings. The Company held the following interest rate swaps as of June 30, 2019 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$25,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$384
Total interest rate derivatives designated as cash flow hedge	$25,000						$384

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
As of June 30, 2019, the Company estimates that approximately $136.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

14 - Leases
The Company has operating and finance leases for offices, warehouses, and certain equipment. The leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to ten years. The Company's leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$1,659	$3,424
Finance lease cost:
Amortization of right-of-use assets (principal payments)	100	265
Interest on lease liabilities	14	36
Short-term lease cost	13	51
Variable lease cost	356	1,240
Sublease income	(56)	(89)
Total lease cost	$2,086	$4,927
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,265	$6,757
Operating cash flows from finance leases	29	66
Financing cash flows from finance leases	100	265
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	601	1,721
Finance leases	17	105

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$17,217
Current portion of operating lease liabilities	$5,960
Operating lease liabilities	14,326
Total operating lease liabilities	$20,286

Finance Leases
Property and equipment, gross	$2,955
Accumulated amortization	1,637
Property and equipment, net	$1,318
Accrued liabilities	$483
Other liabilities	888
Total finance lease liabilities	$1,371

Weighted Average Remaining Lease Term
Operating leases	4.1 years
Finance leases	3.2 years
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	5.1%

As of June 30, 2019, future minimum lease payments included in the measurement of lease liabilities on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019	$6,849	$529
2020	5,727	429
2021	4,337	340
2022	2,714	144
2023	2,049	24
Thereafter	1,283	2
Total lease payments	22,959	1,468
Less imputed interest	(2,673)	(97)
Total	$20,286	$1,371

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

15 - Segment, Customer and Geographic Information
The Company operates in one reportable segment in which the Company provides medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
End-user customer base includes hospitals, clinics, laboratories, physicians, audiologists, and governmental agencies. Most of the Company's international sales are to distributors who resell products to end users or sub-distributors.
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Revenue:
United States	$73,531	$75,467	$139,598	$144,154
International	52,008	55,186	100,698	115,107
Totals	$125,539	$130,653	$240,296	$259,261

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by End Market:
Neurology Products
Devices and Systems	$54,617	$50,275	$100,366	$96,234
Supplies	16,910	16,535	32,751	33,707
Services	71	3,565	871	6,303
Total Neurology Revenue	71,598	70,375	133,988	136,244
Newborn Care Products
Devices and Systems	12,615	15,471	27,260	34,450
Supplies	8,933	9,625	18,979	19,147
Services	5,015	5,477	9,860	10,880
Total Newborn Care Revenue	26,563	30,573	56,099	64,477
Audiology Products
Devices and Systems	26,178	29,119	47,703	52,968
Supplies	1,200	586	2,506	5,572
Total Audiology Revenue	27,378	29,705	50,209	58,540
Total Revenue	$125,539	$130,653	$240,296	$259,261

	June 30, 2019	December 31, 2018
Property and equipment, net:
United States	$13,128	$10,019
Ireland	5,868	5,083
Canada	4,384	4,504
Denmark	1,950	1,371
Argentina	—	999
Other countries	1,217	937
Totals	$26,547	$22,913

During the three and six months ended June 30, 2019 and 2018, no single customer or country outside the United States contributed more than 10% of the Company's consolidated revenue.

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
On April 1, 2019, as part of the sale of the Company's Argentinian subsidiary, Medix, Natus provided a loan to Medix for $2.2 million. This asset was measured at fair value less costs to sell as of June 30, 2019 and is classified as Level 3 asset. The loan is classified within other assets on our condensed consolidated balance sheet. Subsequent changes in the fair value of the loan receivable are recorded within the Company's income statement as an operating expense.

	December 31, 2018	Additions	Receipts	Adjustments	June 30, 2019
Other assets:
Loan receivable	$—	$2,200	$—	$—	$2,200
Total	$—	$2,200	$—	$—	$2,200

The derivative financial instruments described in Note 13 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The Company estimates the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as the Company's nonperformance risk. As of June 30, 2019, there have been no events of default under the interest rate swap agreement. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2018	Additions	Payments	Adjustments	June 30, 2019
Liabilities:
Interest rate swap	$77	$—	$—	$307	$384
Total	$77	$—	$—	$307	$384

The following financial instruments are not measured at fair value on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

17 - Sale of Certain Subsidiary
As part of the One Natus restructuring initiative, the Company divested its wholly owned subsidiary, Medix SA, on April 2, 2019 via a stock sale. In exchange for the stock, the Company received $2,500 in cash and provided Medix with a $2.2 million limited-recourse loan. The loan is secured by a specific asset of Medix and repayment is conditional upon the sale of the asset.

The held for sale criteria under GAAP was met in the first quarter of 2019. As such, the Company completed an asset impairment analysis which resulted in the full impairment of all assets held for sale. The Company recognized an impairment loss of $24.6 million which included an accrual for the anticipated realization of deferred foreign currency related translation adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. As of June 30, 2019, the sale is final and the deferred foreign currency related translation adjustments previously in accumulated other comprehensive income have been released from the balance sheet along with the held for sale accrual.

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
Our Business
Natus is a leading provider of medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
We have completed a number of acquisitions since 2003, consisting of either the purchase of a company, substantially all of the assets of a company, or individual products or product lines.
End Markets
Our products address the below end markets:

•
Neuro - Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography and long-term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, and intra-operative monitoring.

•
Newborn Care - Includes products and services for newborn care including hearing screening, brain injury, ROP vision screening, jaundice management, and various disposable newborn care supplies, as well as products for diagnostic hearing assessment for children through adult populations, and products to diagnose and assist in treating balance and mobility disorders.

•
Audiology - Includes products for hearing, diagnostics and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals. Audiology has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS®, and Madsen®.

Segment and Geographic Information
We operate in one reportable segment, which we have presented as the aggregation of our Neuro, Newborn Care, and Audiology end markets. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.

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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and six months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Devices and Systems	74%	73%	73%	70%
Supplies	22%	20%	23%	23%
Services	4%	7%	4%	7%
Total	100%	100%	100%	100%
2019 Second Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue decreased $5.1 million in the second quarter ended June 30, 2019 to $125.5 million compared to $130.7 million in the second quarter of the previous year. The decline in revenue was driven primarily by the exit of the GND and Neurocom businesses, our Medix business in Argentina and Audiology products pending product registrations.
Net income was $4.2 million or $0.12 per diluted share in the three months ended June 30, 2019, compared with net loss of $2.6 million or $(0.08) per share in the same period in 2018. The increase in net income was driven by lower operating expenses as a result of restructuring, exit from the GND business, the sale of Medix, and charges in the prior year for bad debt expense, contested proxy solicitation and remediation activities that did not recur in the current year.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.6%	40.5%	41.0%	41.8%
Intangibles amortization	1.4%	2.1%	1.5%	1.6%
Gross profit	57.0%	57.4%	57.5%	56.6%
Operating expenses:
Marketing and selling	25.7%	25.6%	27.5%	26.7%
Research and development	10.2%	12.0%	10.7%	12.0%
General and administrative	10.1%	18.2%	12.1%	15.9%
Intangibles amortization	3.0%	3.2%	3.1%	3.6%
Restructuring	2.1%	1.5%	16.7%	1.1%
Total operating expenses	51.1%	60.5%	70.1%	59.3%
Income (loss) from operations	5.9%	(3.1)%	(12.6)%	(2.7)%
Other expense, net	(1.0)%	(1.8)%	(1.4)%	(1.6)%
Income (loss) before provision for (benefit from) income tax	4.9%	(4.9)%	(14.0)%	(4.3)%
Provision for (benefit from) income tax	1.7%	(2.8)%	(3.2)%	(1.9)%
Net income (loss)	3.2%	(2.1)%	(10.8)%	(2.4)%

Revenues
The following table shows revenue by products during the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Neuro Products
Devices and Systems	$54,617	$50,275	9%	$100,366	$96,234	4%
Supplies	16,910	16,535	2%	32,751	33,707	(3)%
Services	71	3,565	(98)%	871	6,303	(86)%
Total Neurology Revenue	71,598	70,375	2%	133,988	136,244	(2)%
Newborn Care Products
Devices and Systems	12,615	15,471	(18)%	27,260	34,450	(21)%
Supplies	8,933	9,625	(7)%	18,979	19,147	(1)%
Services	5,015	5,477	(8)%	9,860	10,880	(9)%
Total Newborn Care Revenue	26,563	30,573	(13)%	56,099	64,477	(13)%
Audiology Products
Devices and Systems	26,178	29,119	(10)%	47,703	52,968	(10)%
Supplies	1,200	586	105%	2,506	5,572	(55)%
Total Audiology Revenue	27,378	29,705	(8)%	50,209	58,540	(14)%
Total Revenue	$125,539	$130,653	(4)%	$240,296	$259,261	(7)%
For the three months ended June 30, 2019, Neuro revenue increased by 2% compared to the same quarter last year. Revenue from sales of Neuro Devices and Systems increased by 9% driven by strong demand in early 2019 for electroencephalography (“EEG”) products in our domestic market, as well as electromyography (“EMG”) products in our international markets. Revenue from Supplies increased by 2% due to higher sales of neurodiagnostic products in our domestic market. Revenue from Services decreased by 98% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the three months ended June 30, 2019, Newborn Care revenue decreased by 13% compared to the same quarter last year. The decrease was due to the impact of end of life products, a decline in balance and mobility revenue driven by the exit from our Neurocom business, the sale of the Medix business as of March 31, 2019, and reduced billings for Peloton.
For the three months ended June 30, 2019, Audiology revenue decreased by 8% compared to the same period last year. The decrease in revenue was mainly due to products on hold pending international product registrations and end of sale products.
For the six months ended June 30, 2019, Neuro revenue decreased by 2% compared to the same quarter last year due mainly to the exit from the GND business as of January 31, 2019. Revenue from sales of Neuro Devices and Systems increased by 4% driven by strong demand for EEG systems in our domestic market, partly offset by a decline in neurosurgery revenue in our domestic market. Revenue from Supplies decreased by 3% due to lower sales of neurodiagnostic products in our international markets. Revenue from Services decreased by 86% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the six months ended June 30, 2019, Newborn Care revenue decreased by 13% compared to the same quarter last year. The decrease was due to the impact of end of life products, a decline in balance and mobility revenue driven by the exit from our Neurocom business, lower business in Argentina due to the sale of Medix, and reduced billings for Peloton.

For the six months ended June 30, 2019, Audiology revenue decreased by 14% compared to the same period last year. The decrease in revenue was due to products on hold pending international product registrations and end of sale products.
Revenue from domestic sales decreased to $73.5 million for the three months ended June 30, 2019 compared to $75.5 million in the three months ended June 30, 2018. The decrease in domestic revenue was driven by the exit of GND and Neurocom businesses, lower neurosurgery product revenue and a decline in Peloton billings, partly offset by growth in EEG devices.
Revenue from international sales decreased to $52.0 million for the three months ended June 30, 2019 compared to $55.2 million for the three months ended June 30, 2018. Decreases are due to audiology products on hold pending international product registrations and end of sales for certain Newborn Care and Audiology products, partly offset by growth for neurodiagnostics and neurocritical care products in our international markets.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$125,539	$130,653	$240,296	$259,261
Cost of revenue	52,164	52,897	98,534	108,266
Intangibles amortization	1,746	2,717	3,502	4,305
Gross profit	71,629	75,039	138,260	146,690
Gross profit percentage	57.0%	57.4%	57.5%	56.6%
For the three and six months ended June 30, 2019, gross profit as a percentage of revenue decreased 0.4% and increased 0.9%, respectively, compared to the same period in the prior year. The decrease for the three-month period was due to lower margins for Audiology products, partly offset by increased margins for Newborn Care products. The increase for the six-month period was primarily driven by increased margins on neurodiagnostics, due in part to the exit from the GND business in January 2019, which was partly offset by lower margins for Newborn Care and Audiology products.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing and selling	$32,236	$33,401	$65,966	$69,273
Percentage of revenue	25.7%	25.6%	27.5%	26.7%
Research and development	$12,769	$15,616	$25,827	$31,059
Percentage of revenue	10.2%	12.0%	10.7%	12.0%
General and administrative	$12,691	$23,721	$28,995	$41,169
Percentage of revenue	10.1%	18.2%	12.1%	15.9%
Intangibles amortization	$3,763	$4,151	$7,549	$8,957
Percentage of revenue	3.0%	3.2%	3.1%	3.6%
Restructuring	$2,668	$1,938	$40,040	$2,750
Percentage of revenue	2.1%	1.5%	16.7%	1.1%
Marketing and Selling

Marketing and selling expenses decreased for the three and six months ended June 30, 2019. The reduction was primarily driven by exiting the GND business and lower expenses due to One Natus.
Research and Development
Research and development expenses decreased during the three and six months ended June 30, 2019 compared to the same period in 2018. The decrease is due mainly to lower recall and remediation costs in the current periods and lower employee expenses due to One Natus.
General and Administrative
General and administrative expense during the three and six months ended June 30, 2019 decreased when compared to the same period in the prior year. This decrease was due to a reduction in employee expenses related to our exit from the GND business and One Natus organization changes, lower bad debt expense related to our GND and Peloton businesses, and contested proxy solicitation expenses from 2018 which did not recur in 2019.
Intangibles Amortization
Intangibles amortization decreased during the three and six months ended June 30, 2019 as compared to the same period in 2018. This decrease was due to a reduction of intangible assets for impairments recognized during the fourth quarter of 2018 for GND, Neurocom, and Bio-Logic core technology.
Restructuring
Restructuring expenses increased during the three and six months ended June 30, 2019 compared to the same period in 2018. The increase in the three-month period was driven by restructuring expenses incurred related to the exiting of the GND business and our One Natus restructuring project. These additional expenses also contributed to the six-month period increase, but the main driver was an impairment recorded related to the sale of Medix which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2019 we reported $1.2 million of other expense compared to $2.4 million of other expense for the same period in 2018. For the six months ended June 30, 2019 we reported $3.3 million of other expense compared to $4.2 million of other expense for the same period in 2018. These decreases in expense were attributable to foreign currency fluctuations.
Provision for (benefit from) Income Tax
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate which is subject to significant volatility due to several factors, including our ability to accurately predict the income (loss) before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where we are unable to predict income (loss) in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax.
We recorded an expense from income tax of $2.1 million and a benefit from income tax of $7.6 million for the three and six months ended June 30, 2019, respectively. The effective tax rate was 33.5% and 22.8% for the three and six months ended June 30, 2019, respectively. Of the $7.6 million benefit from income tax recorded for the six months ended June 30, 2019, $8.2 million relates to the tax accounting effects of the sale of Medix.
We recorded a benefit for income tax of $3.6 million and $5.0 million for the three and six months ended June 30, 2018, respectively. The effective tax rate was 58.3% and 46.7% for the three and six months ended June 30, 2018, respectively.

The decrease in the effective tax rate for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018 is primarily attributable to the tax accounting effects of the sale of Medix. The effective tax rate for the three and six months ended June 30, 2019 differed from the federal statutory rate of 21% primarily due to the tax accounting effects of the sale of Medix. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
We recorded $0.2 million of net tax expense related to unrecognized tax benefits for the three and six months ended June 30, 2019, primarily due to the increase in uncertain tax positions related to the prior year. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $3.8 million. Our tax returns remain open to examination as follows: U.S Federal, 2015 through 2018, U.S. states, 2014 through 2018, and significant foreign jurisdictions, generally 2014 through 2018.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$52,009	$56,373
Working capital	127,579	152,329

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$24,047	$11,326
Net cash used in investing activities	(2,932)	(3,534)
Net cash used in financing activities	(25,164)	(36,011)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2019, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $40.3 million primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel-Tech and Natus Ireland, which we intend to repatriate. If, however, a portion of these funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
The Company has a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of the Company's assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. The Company has no other significant credit facilities. As of June 30, 2019, we had $80.0 million outstanding under the Credit Facility.

During the six months ended June 30, 2019 cash provided by operating activities of $24.0 million was the result of $25.8 million of net loss, non-cash adjustments to net loss of $47.6 million, and net cash inflows of $2.3 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by an impairment recorded related to the sale of Medix of $24.6 million and depreciation and amortization of $15.4 million. Cash used in investing activities during the period was $2.9 million to acquire other property and equipment. Cash used in financing activities during the six months ended June 30, 2019 was $25.2 million and consisted of repayment of borrowing of $25.0 million, $1.6 million for taxes paid related to net share settlement of equity awards, $0.3 million for principal payments of financing lease liability, offset by stock option exercises of $1.7 million.
During the six months ended June 30, 2018 cash provided by operating activities of $11.3 million was the result of $5.7 million of net loss, non-cash adjustments to net loss of $27.6 million, and net cash outflows of $10.5 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased depreciation and amortization due to the Neurosurgery assets acquisition, share based compensation, and accounts receivable reserves. Cash used in investing activities during the period was $3.5 million, driven by cash used to acquire other property and equipment. Cash used in financing activities during the six months ended June 30, 2018 was $36.0 million and consisted of repayment of borrowing of $35.0 million, $5.6 million for repurchases of common stock under our share program, $0.3 million for taxes paid related to net share settlement of equity awards, and $0.1 million for a contingent consideration payment partially offset by stock option exercises of $5.1 million.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of June 30, 2019 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$64,997	$60,702	$4,295	$—	$—
Bank debt	80,000	—	80,000	—	—
Interest payments	7,299	4,413	2,127	759
Repatriation tax	9,113	797	1,751	3,830	2,735
Total	$161,409	$65,912	$88,173	$4,589	$2,735
Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations category above are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amounts do not represent all anticipated purchases in the future but represent only those items for which we are contractually obligated. The table above does not include obligations under employment agreements for services rendered in the ordinary course of business.
The Company's Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of June 30, 2019, we have classified $35.0 million out of the $80.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
The interest payments noted above are an estimate of expected interest payments but could vary materially based on the timing of future loan draws and payments. See Note 12 to the unaudited Condensed Consolidated Financial Statements for additional discussion on our debt and credit arrangements.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 17 in our Annual Report filed on Form 10-K for the year ended December 31, 2018 for further discussion on income taxes and repatriation tax.
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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

(a)	Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Natus Medical Incorporated, as filed with the Delaware Secretary of State of June 5, 2019	8-K	3.1	6/5/2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 7, 2019	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 7, 2019	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)