Form 10-Q
period 2019-09-30
NATUS MEDICAL INC
filed 2019-11-06
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 30, 2019 was 34,090,315.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$63,062	$56,373
Accounts receivable, net of allowance for doubtful accounts of $9,047 in 2019 and $6,960 in 2018	108,964	127,041
Inventories	75,107	79,736
Prepaid expenses and other current assets	27,735	22,625
Total current assets	274,868	285,775
Property and equipment, net	25,095	22,913
Operating lease right-of-use assets	16,059	—
Intangible assets, net	119,008	139,453
Goodwill	146,144	147,644
Deferred income tax	21,955	22,639
Other assets	25,984	19,716
Total assets	$629,113	$638,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,096	$28,805
Current portion of long-term debt	35,000	35,000
Accrued liabilities	56,657	52,568
Deferred revenue	19,242	17,073
Current portion of operating lease liabilities	5,901	—
Total current liabilities	146,896	133,446
Long-term liabilities:
Other liabilities	20,200	19,845
Operating lease liabilities	13,112	—
Long-term debt, net	34,618	69,474
Deferred income tax	8,129	16,931
Total liabilities	222,955	239,696
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 34,090,301 in 2019 and 33,804,379 in 2018	341,083	334,215
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2019 and 2018	—	—
Retained earnings	86,241	102,261
Accumulated other comprehensive loss	(21,166)	(38,032)
Total stockholders’ equity	406,158	398,444
Total liabilities and stockholders’ equity	$629,113	$638,140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$123,463	$130,638	$363,759	$389,900
Cost of revenue	48,706	51,583	147,240	159,849
Intangibles amortization	1,736	1,930	5,237	6,235
Gross profit	73,021	77,125	211,282	223,816
Operating expenses:
Marketing and selling	30,848	33,200	96,813	102,474
Research and development	14,114	15,127	39,941	46,186
General and administrative	15,113	15,799	44,108	56,966
Intangibles amortization	3,751	4,477	11,300	13,434
Restructuring	1,106	11,432	41,147	14,182
Total operating expenses	64,932	80,035	233,309	233,242
Income (loss) from operations	8,089	(2,910)	(22,027)	(9,426)
Other expense, net	(1,609)	(726)	(4,921)	(4,944)
Income (loss) before provision for (benefit from) income tax	6,480	(3,636)	(26,948)	(14,370)
Provision for (benefit from) income tax	(1,981)	1,940	(9,596)	(3,069)
Net income (loss)	8,461	$(5,576)	$(17,352)	$(11,301)
Net income (loss) per share:
Basic	$0.25	$(0.17)	$(0.52)	$(0.34)
Diluted	$0.25	$(0.17)	$(0.52)	$(0.34)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,655	33,321	33,666	32,982
Diluted	33,738	33,321	33,666	32,982
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$8,461	$(5,576)	$(17,352)	$(11,301)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6,181)	(2,411)	(6,411)	(12,046)
Interest rate swap designated as a cash flow hedge	(27)	99	(236)	98
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	—	(1,332)	—
Reclassification of deferred foreign currency related adjustments related to the sale of Medix (See Footnote 17 - Sale of Certain Subsidiary Assets)	—	—	24,845	—
Other comprehensive income (loss), net of tax	(6,208)	(2,312)	16,866	(11,948)
Comprehensive income (loss)	2,253	(7,888)	(486)	(23,249)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	139,718	—	—	—	—
Stock-based compensation expense	—	2,432	—	—	2,432
Taxes paid related to net share settlement of equity awards	(47,767)	(1,567)	—	—	(1,567)
Exercise of stock options	16,617	268	—	—	268
Other comprehensive loss	—	—	—	(1,875)	(1,875)
Net loss	—	—	(30,001)	—	(30,001)
Balances, March 31, 2019	33,955,077	$335,348	$73,592	$(41,239)	$367,701
Net issuance of restricted stock awards	5,762	—	—	—	—
Employee stock purchase plan	31,879	725	—	—	725
Stock-based compensation expense	—	1,987	—	—	1,987
Taxes paid related to net share settlement of equity awards	(274)	(7)	—	—	(7)
Exercise of stock options	47,786	682	—	—	682
Other comprehensive income	—	—	—	26,281	26,281
Net income	—	—	4,188	—	4,188
Balances, June 30, 2019	34,040,230	$338,735	$77,780	$(14,958)	$401,557
Net issuance of restricted stock awards	27,025	—	—	—	—
Stock-based compensation expense	—	1,851	—	—	1,851
Taxes paid related to net share settlement of equity awards	(754)	(22)	—	—	(22)
Exercise of stock options	23,800	519	—	—	519
Other comprehensive income	—	—	—	(6,208)	(6,208)
Net income	—	—	8,461		8,461
Balances, September 30, 2019	34,090,301	$341,083	$86,241	$(21,166)	$406,158

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

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(17,352)	$(11,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	1,494	5,871
Depreciation and amortization	22,946	25,652
Loss on disposal of property and equipment	482	410
Warranty reserve	2,588	73
Share-based compensation	6,377	15,446
Impairment charge for sale of entity	24,571	—
Changes in operating assets and liabilities:
Accounts receivable	17,290	2,955
Inventories	(2,074)	(5,183)
Prepaid expenses and other assets	(10,643)	(14,398)
Accounts payable	1,607	(3,799)
Accrued liabilities	1,073	968
Deferred revenue	2,371	1,745
Deferred income tax	(2,817)	517
Net cash provided by operating activities	47,913	18,956
Investing activities:
Acquisition of businesses, net of cash acquired	—	151
Purchase of property and equipment	(3,872)	(5,127)
Purchase of intangible assets	(13)	(637)
Net cash used in investing activities	(3,885)	(5,613)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	2,193	10,515
Repurchase of common stock	—	(5,629)
Taxes paid related to net share settlement of equity awards	(1,596)	(5,173)
Principal payments of financing lease liability	(404)	—
Payment of contingent consideration related to a business combination	—	(147)
Payments on borrowings	(35,000)	(40,000)
Net cash used in financing activities	(34,807)	(40,434)
Exchange rate changes effect on cash and cash equivalents	(2,532)	(7,419)
Net increase (decrease) in cash and cash equivalents	6,689	(34,510)
Cash and cash equivalents, beginning of period	56,373	88,950
Cash and cash equivalents, end of period	$63,062	$54,440
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,727	$4,426
Cash paid for income taxes	$4,169	$7,946
Non-cash investing activities:
Property and equipment included in accounts payable	$15	$82
Inventory transferred to property and equipment	$205	$754
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1 - Basis of Presentation and Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except where noted below within Note 1, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. We have made certain reclassifications to the prior period to conform to current period presentation. The consolidated balance sheet as of December 31, 2018 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The new standard provides a number of optional practical expedients in transition. We have elected the package of practical expedients, which permits an entity to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We have not elected the use-of-hindsight practical expedient or the practical expedient pertaining to land easements; the latter of which is not applicable to us. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The new standard became effective for us on January 1, 2019. We adopted the new standard using the modified retrospective transition method with the effective date as the date of initial application. Upon adoption, we recognized additional new lease assets of approximately $19.5 million and additional lease liabilities of approximately $22.3 million as of January 1, 2019. The standard did not materially affect consolidated net earnings. By electing the effective date as the date of initial application, financial performance has not been adjusted and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. See Significant Accounting Policies and Note 14 for additional discussion and disclosure.
The adoption of the new standard did not impact our liquidity or debt-covenant compliance under its current agreements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This update modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for our annual and any interim goodwill impairment tests performed on or after January 1, 2020. We elected to early adopt. The adoption of ASU 2017-04 did not have an impact on our consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU was effective for us as of January 1, 2019. Upon adoption, we reclassified its stranded tax effects resulting from the 2017 Act of $1.3 million, resulting in a decrease to AOCI and an increase to retained earnings as of January 1, 2019.
Recent Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU 2019-05 which provides targeted transition relief guidance intended to increase comparability of financial statement information. The guidance for both of these is effective beginning January 1, 2020. We are evaluating the impact, if any, that these pronouncements will have on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosure. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. As the standard relates only to disclosures, we do not expect the adoption to have a material impact on our consolidated financial statements.
Significant Accounting Policies
Leases
We determine if an arrangement is a lease at inception of the lease. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit borrowing rate, generally we use an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at the lease commencement date. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to exclude or terminate the lease when it is reasonably certain that they will exercise that option. Lease expense for lease payments are recognized on a straight-line basis over the lease term.
Operating leases are included in operating lease ROU assets, accrued liabilities, and operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, accrued liabilities, and other liabilities in the consolidated balance sheet.

We have lease agreements with lease and non-lease components, which are generally accounted for based on the type of asset. For real estate and telecom leases, we account for these components separately. For equipment leases, such as office equipment and vehicles, we account for the lease and non-lease components as a single lease component.
Assets and Liabilities Held for Sale
We consider assets and liabilities to be held for sale when all of the following criteria are met:

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
Assets held for sale are not depreciated. Upon designation of the asset or disposal group as held for sale, we record the asset or disposal group at the lower of its carrying value or its estimated fair value, less estimated costs of sale. We consider deferrals accumulated in other comprehensive income, including cumulative currency translation adjustments, in the total carrying value of the disposal group in accordance with GAAP. Any loss resulting from this measurement is recognized on our income statement as a restructuring operating expense in the period in which the held for sale criteria are met and gains, if any are not recognized until the date of sale. We assess the fair value of assets held for sale less any costs to sell each reporting period it remains classified as held for sale and reports any reduction in fair value as an adjustment to the carrying value of the assets held for sale.

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

The following table summarizes the changes in the unbilled AR and deferred revenue balances for the nine months ended September 30, 2019 (in thousands):

Unbilled AR, December 31, 2018	$3,012
Additions	235
Transferred to Trade Receivable	(687)
Unbilled AR, September 30, 2019	$2,560

Deferred Revenue, December 31, 2018	$21,410
Additions	16,589
Revenue Recognized	(14,246)
Deferred Revenue, September 30, 2019	$23,753

At September 30, 2019, the short-term portion of deferred revenue of $19.2 million and the long-term portion of $4.5 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of September 30, 2019, we expect to recognize revenue associated with deferred revenue of approximately $7.2 million in 2019, $12.6 million in 2020, $1.9 million in 2021, $1.0 million in 2022, and $1.0 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$8,461	$(5,576)	$(17,352)	$(11,301)
Weighted average common shares	33,655	33,321	33,666	32,982
Dilutive effect of stock based awards	83	—	—	—
Diluted Shares	33,738	33,321	33,666	32,982
Basic income (loss) per share	$0.25	$(0.17)	$(0.52)	$(0.34)
Diluted income (loss) per share	$0.25	$(0.17)	$(0.52)	$(0.34)
Shares excluded from calculation of diluted EPS	—	230	105	407

4 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials and subassemblies	$40,464	$31,459
Work in process	2,629	2,424
Finished goods	54,857	63,932
Total inventories	97,950	97,815
Less: Non-current inventories	(22,843)	(18,079)
Inventories, current	$75,107	$79,736

As of September 30, 2019 and December 31, 2018, we have classified $22.8 million and $18.1 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

5 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$109,075	$(6,619)	$(54,404)	$48,052	$111,198	$(6,768)	$(50,046)	$54,384
Customer related	97,440	(50)	(46,100)	51,290	99,440	(1,961)	(38,574)	58,905
Trade names	46,605	(3,774)	(24,035)	18,796	47,217	(4,397)	(19,250)	23,570
Internally developed software	16,524	—	(15,780)	744	16,264	—	(14,164)	2,100
Patents	2,664	(133)	(2,531)	—	2,718	(133)	(2,524)	61
Service Agreements	1,190	—	(1,064)	126	1,190	—	(757)	433
Definite-lived intangible assets	$273,498	$(10,576)	$(143,914)	$119,008	$278,027	$(13,259)	$(125,315)	$139,453

Finite-lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 10 years for customer related intangibles, 7 years for trade names, 6 years for internally developed software, 13 years for patents, 2 years for service agreements and 11 years weighted average in total.
Internally developed software consists of $14.3 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Technology	$1,719	$2,028	$5,186	$6,405
Customer related	2,159	2,596	6,509	7,779
Trade names	1,487	1,553	4,476	4,635
Internally developed software	359	545	1,369	1,603
Patents	20	20	60	64
Service Agreements	$102	$165	307	651
Total amortization	$5,846	$6,907	$17,907	$21,137

The amortization expense amounts shown above include internally developed software not held for sale of $0.2 million and $1.2 million for the three and nine months ended September 30, 2019, respectively which is recorded within our income statement as a general and administrative operating expense.

Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2019	$5,378
2020	21,455
2021	20,568
2022	17,134
2023	16,164
2024	14,300
Thereafter	24,009
Total expected amortization expense	$119,008

6 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2018	$147,644
Foreign currency translation	(1,500)
September 30, 2019	$146,144

7 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$1,718	$1,828
Buildings	6,629	7,036
Leasehold improvements	8,479	4,649
Finance lease right-of-use assets	2,884	—
Equipment and furniture	22,820	23,487
Computer software and hardware	12,315	12,803
Demonstration and loaned equipment	12,074	12,843
	66,919	62,646
Accumulated depreciation	(41,824)	(39,733)
Total	$25,095	$22,913

Depreciation expense of property and equipment was approximately $1.6 million and $4.9 million for the three and nine months ended September 30, 2019 and approximately $2.0 million and $4.4 million for the three and nine months ended September 30, 2018.

8 - Reserve for Product Warranties
We provide a warranty for products that is generally one year in length, but in some cases regulations may require us to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, we may incur additional repair and remediation costs. Service for domestic customers is provided by our service centers that perform all service, repair, and calibration services. Service for international customers is provided by a combination of our facilities, vendors on a contract basis, and distributors.
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
As of September 30, 2019, we have accrued $7.4 million for product related warranties, which includes $2.4 million of estimated costs to bring certain products into regulatory compliance. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$8,076	$10,913	$9,391	$10,995
Additions charged to expense	911	792	3,159	3,127
Utilizations	(1,560)	(945)	(4,543)	(2,003)
Changes in estimate related to product remediation activities	—	(1,695)	(571)	(3,054)
Divestiture adjustments	—	—	(9)	—
Balance, end of period	$7,427	$9,065	$7,427	$9,065

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

9 - Share-Based Compensation
As of September 30, 2019, we have two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
In January 2019, we granted market stock unit (“MSU”) awards to certain employees. These MSUs fully vest on December 31, 2021 and have separate market performance goals than the performance stock unit (“PSU”) awards we grant. Each MSU represents the right to one share of common stock. The actual number of MSUs which will be eligible to vest will be based on the performance of our stock price over the vesting period. The maximum number of MSUs which will be eligible to vest are 200% of the MSUs initially granted. A Monte Carlo simulation model was used to estimate the fair value of the MSUs as of their grant date. This model simulates our stock price movements using certain assumptions, including our stock price.
The terms of all other awards granted during the nine months ended September 30, 2019 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$37	$42	$193	$181
Marketing and selling	161	207	600	603
Research and development	270	278	773	827
General and administrative	1,384	1,056	4,705	4,895
Restructuring	—	8,231	—	8,940
Total	$1,852	$9,814	$6,271	$15,446

As of September 30, 2019, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $12.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

10 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	$93	$318	$239	$324
Interest expense	(1,172)	(1,649)	(4,167)	(5,250)
Foreign currency gain (loss)	(397)	572	(860)	337
Other expense	(133)	33	(133)	(355)
Total other expense, net	$(1,609)	$(726)	$(4,921)	$(4,944)

11 - Income Taxes
Ours tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate which is subject to significant volatility due to several factors, including our ability to accurately predict the income (loss) before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where we are unable to predict income (loss) in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax.
We recorded a benefit from income tax of $2.0 million and $9.6 million for the three and nine months ended September 30, 2019, respectively. The effective tax rate was (30.6)% and 35.6% for the three and nine months ended September 30, 2019, respectively. Of the $9.6 million benefit from income tax recorded for the nine months ended September 30, 2019, $8.2 million relates to the tax accounting effects of the sale of Medix.
We recorded an expense for income tax of $1.9 million and a benefit from income tax of $3.1 million for the three and nine months ended September 30, 2018, respectively. The effective tax rate was (53.4)% and 21.4% for the three and nine months ended September 30, 2018, respectively.
The increase in the effective tax rate for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates. The increase in the effective tax rate for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily attributable to the tax accounting effects of the sale of Medix. Our effective tax rate for the three months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to tax benefits from the reversal of uncertain tax positions and certain intra-entity transfers of assets. Our effective tax rate for the nine months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to the tax accounting effects of the sale of Medix and other tax benefits stated above. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
We recorded $0.6 million of net tax benefit related to unrecognized tax benefits for the nine months ended September 30, 2019, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $0.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2015 through 2018, U.S. states, 2015 through 2018, and significant foreign jurisdictions, generally 2014 through 2018.

12 - Debt and Credit Arrangements
We have a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. We have no other significant credit facilities.

In addition to the customary restrictive covenants listed above, the Credit Agreement also contains financial covenants that require us to maintain a certain leverage ratio and fixed charge coverage ratio, each as defined in the Credit Agreement:

•	Leverage Ratio, as defined, to be no higher than 2.75 to 1.00.

•	Interest Coverage Ratio, as defined, to be at least 1.75 to 1.00 at all times.

At September 30, 2019, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.

At September 30, 2019, we had $70.0 million outstanding under the Credit Agreement.

Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the nine months ended September 30, 2019 was 4.74%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. As of September 30, 2019, we have classified $35.0 million of the $70.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.

Long-term debt consists of (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$70,000	$105,000
Debt issuance costs	(382)	(526)
Less: current portion of long-term debt	35,000	35,000
Total long-term debt	$34,618	$69,474

Maturities of long-term debt as of September 30, 2019 are as follows (in thousands):

	September 30, 2019	December 31, 2018
2019	$—	$—
2020	—	—
2021	70,000	105,000
Thereafter	—	—
Total	$70,000	$105,000
As of September 30, 2019, the carrying value of total debt approximated fair market value.

13 - Financial Instruments and Derivatives
We use interest rate swap derivative instruments to reduce earnings volatility and manage cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of September 30, 2019 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$25,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$389
Total interest rate derivatives designated as cash flow hedge	$25,000						$389

We have designated these derivative instruments as cash flow hedges. We assess the effectiveness of these derivative instruments and records the change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax. Once the hedged item affects earnings, the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, we will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
As of September 30, 2019, we estimate that approximately $154.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

14 - Leases
We have operating and finance leases for offices, warehouses, and certain equipment. The leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to ten years. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.

Components of lease cost were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$1,719	$5,144
Finance lease cost:
Amortization of right-of-use assets (principal payments)	115	380
Interest on lease liabilities	13	49
Short-term lease cost	—	51
Variable lease cost	922	2,162
Sublease income	(46)	(135)
Total lease cost	$2,723	$7,651
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,455	$10,212
Operating cash flows from finance leases	38	104
Financing cash flows from finance leases	138	404
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	774	2,494
Finance leases	123	228

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$16,059
Current portion of operating lease liabilities	$5,901
Operating lease liabilities	13,112
Total operating lease liabilities	$19,013

Finance Leases
Property and equipment, gross	$2,884
Accumulated amortization	1,706
Property and equipment, net	$1,178
Accrued liabilities	$445
Other liabilities	779
Total finance lease liabilities	$1,224

Weighted Average Remaining Lease Term
Operating leases	3.9 years
Finance leases	3.1 years
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	5.1%

As of September 30, 2019, future minimum lease payments included in the measurement of lease liabilities on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2019	$6,614	$394
2020	5,322	329
2021	3,929	221
2022	2,607	122
2023	1,645	7
Thereafter	1,057	—
Total lease payments	21,174	1,073
Less imputed interest	(2,161)	151
Total	$19,013	$1,224

As we elected to apply the provisions of Topic 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with Topic 840. The future minimum commitments under our leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019	$8,092
2020	6,951
2021	5,290
2022	3,423
2023	2,426
Thereafter	1,365
Total minimum lease payments	$27,547

15 - Segment, Customer and Geographic Information
We operate in one reportable segment in which we provide medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
End-user customer base includes hospitals, clinics, laboratories, physicians, audiologists, and governmental agencies. Most of our international sales are to distributors who resell products to end users or sub-distributors.
Revenue and long-lived asset information are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Revenue:
United States	$73,553	$77,980	$213,055	$222,135
International	49,910	52,658	150,704	167,765
Totals	$123,463	$130,638	$363,759	$389,900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by End Market:
Neurology Products
Devices and Systems	$55,460	$50,635	$155,726	$146,991
Supplies	16,732	16,405	49,582	50,108
Services	—	2,722	871	9,025
Total Neurology Revenue	72,192	69,762	206,179	206,124
Newborn Care Products
Devices and Systems	12,487	17,876	39,747	52,326
Supplies	9,864	11,289	28,844	30,436
Services	4,654	5,055	14,514	15,935
Total Newborn Care Revenue	27,005	34,220	83,105	98,697
Hearing & Balance Products
Devices and Systems	23,092	25,352	70,795	79,824
Supplies	1,174	1,304	3,680	5,255
Total Hearing & Balance Revenue	24,266	26,656	74,475	85,079
Total Revenue	$123,463	$130,638	$363,759	$389,900

	September 30, 2019	December 31, 2018
Property and equipment, net:
United States	$12,365	$10,019
Ireland	5,603	5,083
Canada	4,256	4,504
Denmark	1,753	1,371
Argentina	—	999
Other countries	1,118	937
Totals	$25,095	$22,913

During the three and nine months ended September 30, 2019 and 2018, no single customer or country outside the United States contributed more than 10% of our consolidated revenue.

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
On April 1, 2019, as part of the sale of our Argentinian subsidiary, Medix, we provided a loan to Medix for $2.2 million. This asset was measured at fair value less costs to sell as of September 30, 2019 and is classified as Level 3 asset. The loan is classified within other assets on our condensed consolidated balance sheet. Subsequent changes in the fair value of the loan receivable are recorded within our income statement as an operating expense.

	December 31, 2018	Additions	Receipts	Adjustments	September 30, 2019
Other assets:
Loan receivable	$—	$2,200	$—	$(294)	$1,906
Total	$—	$2,200	$—	$(294)	$1,906

The derivative financial instruments described in Note 13 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of September 30, 2019, there have been no events of default under the interest rate swap agreement. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2018	Additions	Payments	Adjustments	September 30, 2019
Liabilities:
Interest rate swap	$77	$—	$—	$312	$389
Total	$77	$—	$—	$312	$389

The following financial instruments are not measured at fair value on our consolidated balance sheet as of September 30, 2019 and December 31, 2018 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

17 - Sale of Certain Subsidiary
We divested our wholly owned subsidiary, Medix SA, on April 2, 2019 via a stock sale. In exchange for the stock, we received $2.5 thousand in cash and provided Medix with a $2.2 million limited-recourse loan. The loan is secured by a real estate asset of Medix and repayment is conditional upon the sale of the real estate asset.
The held for sale criteria under GAAP was met in the first quarter of 2019. As such, we completed an asset impairment analysis which resulted in the full impairment of all assets held for sale. We recognized an impairment loss of $24.6 million which included an accrual for the anticipated realization of deferred foreign currency related translation adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. Included in the nine months ended September 30, 2019 is the sale of Medix, which was completed as of June 30, 2019, and the deferred foreign currency related translation adjustments previously in accumulated other comprehensive income have been released from the balance sheet along with the held for sale accrual.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2018. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2018 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
We are a leading provider of medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
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

•
Hearing & Balance - Includes products for hearing, diagnostics and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals. Hearing & Balance has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Global brands include Aurical®, ICS®, and Madsen®.

Segment and Geographic Information
We operate in one reportable segment, which we have presented the aggregation of our Neuro, Newborn Care, and Hearing & Balance (formerly named Audiology) end markets. Within this reportable segment we are organized on the basis of the healthcare products and services we provide which are used for the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Devices and Systems	74%	72%	73%	72%
Supplies	22%	22%	23%	22%
Services	4%	6%	4%	6%
Total	100%	100%	100%	100%
2019 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our sales are significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
Our consolidated revenue decreased $7.2 million in the third quarter ended September 30, 2019 to $123.5 million compared to $130.6 million in the third quarter of the previous year. The decline in revenue was driven primarily by the exit of the GND and Neurocom businesses, our Medix business in Argentina, impact of product discontinuations in our Newborn Care market, and voluntary ship holds for our Newborn Care and Hearing & Balance markets.
Net income was $8.5 million or $0.25 per diluted share in the three months ended September 30, 2019, compared with net loss of $5.6 million or $(0.17) per share in the same period in 2018. The increase in net income was driven by changes in the prior year for restructuring, contested proxy solicitation and remediation activities that did not recur in the current year, lower operating expenses as a results of restructuring, exit from the GND business, and the sale of Medix.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.4%	39.5%	40.5%	41.0%
Intangibles amortization	1.4%	1.5%	1.4%	1.6%
Gross profit	59.1%	59.0%	58.1%	57.4%
Operating expenses:
Marketing and selling	25.0%	25.4%	26.6%	26.3%
Research and development	11.4%	11.6%	11.0%	11.8%
General and administrative	12.2%	12.1%	12.1%	14.6%
Intangibles amortization	3.0%	3.4%	3.1%	3.4%
Restructuring	0.9%	8.8%	11.3%	3.6%
Total operating expenses	52.5%	61.3%	64.1%	59.7%
Income (loss) from operations	6.6%	(2.3)%	(6.0)%	(2.3)%
Other expense, net	(1.3)%	(0.5)%	(1.4)%	(1.4)%
Income (loss) before provision for (benefit from) income tax	5.3%	(2.8)%	(7.4)%	(3.7)%
Provision for (benefit from) income tax	(1.6)%	1.5%	(2.6)%	(0.8)%
Net income (loss)	6.9%	(4.3)%	(4.8)%	(2.9)%

Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Neuro Products
Devices and Systems	$55,460	$50,635	10%	$155,726	$146,991	6%
Supplies	16,732	16,405	2%	49,582	50,108	(1)%
Services	—	2,722	(100)%	871	9,025	(90)%
Total Neurology Revenue	72,192	69,762	3%	206,179	206,124	—%
Newborn Care Products
Devices and Systems	12,487	17,876	(30)%	39,747	52,326	(24)%
Supplies	9,864	11,289	(13)%	28,844	30,436	(5)%
Services	4,654	5,055	(8)%	14,514	15,935	(9)%
Total Newborn Care Revenue	27,005	34,220	(21)%	83,105	98,697	(16)%
Hearing & Balance Products
Devices and Systems	23,092	25,352	(9)%	70,795	79,824	(11)%
Supplies	1,174	1,304	(10)%	3,680	5,255	(30)%
Total Hearing & Balance Revenue	24,266	26,656	(9)%	74,475	85,079	(12)%
Total Revenue	$123,463	$130,638	(5)%	$363,759	$389,900	(7)%
For the three months ended September 30, 2019, Neuro revenue increased by 3% compared to the same quarter last year. Revenue from sales of Neuro Devices and Systems increased by 10% driven by strong demand for electroencephalography (“EEG”) products in our domestic market, as well as electromyography (“EMG”) products in our international markets. Revenue from Supplies increased by 2% due to higher sales of neurodiagnostic products in our domestic market. Revenue from Services decreased by 100% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the three months ended September 30, 2019, Newborn Care revenue decreased by 21% compared to the same quarter last year. The decrease was due to the impact of end of life products, a decline in balance and mobility revenue driven by the exit from our Neurocom business, the sale of the Medix business as of March 31, 2019, and reduced billings for Peloton. These declines were partly offset by strong demand for our vision products in our international markets.
For the three months ended September 30, 2019, Hearing & Balance revenue decreased by 9% compared to the same period last year. The decrease in revenue was mainly due to products on hold pending international product registrations and end of sale products.
For the nine months ended September 30, 2019, Neuro revenue remained flat compared to the same quarter last year as strong growth for EEG devices offset by the exit from the GND business as of January 31, 2019. Revenue from sales of Neuro Devices and Systems increased by 6% driven by strong demand for EEG systems in our domestic market, partly offset by a decline in IOM and TCD systems, and a decline in neurosurgery revenue in our domestic market. Revenue from Supplies decreased by 1% due to lower sales of neurodiagnostic products in our international markets. Revenue from Services decreased by 90% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the nine months ended September 30, 2019, Newborn Care revenue decreased by 16% compared to the same quarter last year. The decrease was due to the impact of end of life products, a decline in balance and mobility revenue driven by the exit from our Neurocom business, lower business in Argentina due to the sale of Medix, and reduced billings for Peloton.

For the nine months ended September 30, 2019, Hearing & Balance revenue decreased by 12% compared to the same period last year. The decrease in revenue was due to products on hold pending international product registrations and end of sale products.
Revenue from domestic sales decreased to $73.6 million for the three months ended September 30, 2019 compared to $78.0 million in the three months ended September 30, 2018. The decrease in domestic revenue was driven mainly by the exit of GND and Neurocom businesses and a decline in Peloton billings, partly offset by growth in EEG devices.
Revenue from international sales decreased to $49.9 million for the three months ended September 30, 2019 compared to $52.7 million for the three months ended September 30, 2018. Decreases are due to Hearing & Balance products on hold pending international product registrations and end of sales for certain Newborn Care and Hearing & Balance products, partly offset by growth for neurodiagnostics and neurocritical care products in our international markets.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$123,463	$130,638	$363,759	$389,900
Cost of revenue	48,706	51,583	147,240	159,849
Intangibles amortization	1,736	1,930	5,237	6,235
Gross profit	73,021	77,125	211,282	223,816
Gross profit percentage	59.1%	59.0%	58.1%	57.4%
For the three and nine months ended September 30, 2019, gross profit as a percentage of revenue increased 0.1% and increased 0.7%, respectively, compared to the same period in the prior year. The increase for the three-month period compared to the same period last year was due to increased sales of Neuro products which have higher gross margins relative to Hearing & Balance and Newborn Care products. The increase for the nine-month period was primarily driven by increased margins on Neuro, due in part to the exit from the GND business in January 2019 and strong EEG sales in our domestic market, which was partly offset by lower margins for Newborn Care and Hearing & Balance products.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketing and selling	$30,848	$33,200	$96,813	$102,474
Percentage of revenue	25.0%	25.4%	26.6%	26.3%
Research and development	$14,114	$15,127	$39,941	$46,186
Percentage of revenue	11.4%	11.6%	11.0%	11.8%
General and administrative	$15,113	$15,799	$44,108	$56,966
Percentage of revenue	12.2%	12.1%	12.1%	14.6%
Intangibles amortization	$3,751	$4,477	$11,300	$13,434
Percentage of revenue	3.0%	3.4%	3.1%	3.4%
Restructuring	$1,106	$11,432	$41,147	$14,182
Percentage of revenue	0.9%	8.8%	11.3%	3.6%

Marketing and Selling
Marketing and selling expenses decreased for the three and nine months ended September 30, 2019. The reduction was primarily driven by exiting the GND business and lower expenses driven by our restructuring initiatives.
Research and Development
Research and development expenses decreased during the three and nine months ended September 30, 2019 compared to the same period in 2018. The decrease is due mainly to lower recall and remediation costs in the current periods and lower employee expenses due to our restructuring initiatives.
General and Administrative
General and administrative expense during the three and nine months ended September 30, 2019 decreased when compared to the same period in the prior year. This decrease for the three month period was due to a reduction in employee expenses related to our exit from the GND business and organization changes, lower bad debt expense related to our GND and Peloton businesses. In addition, for the nine month period the decrease relates to executive restructuring and contested proxy solicitation expenses from 2018 which did not recur in 2019.
Intangibles Amortization
Intangibles amortization decreased during the three and nine months ended September 30, 2019 as compared to the same period in 2018. This decrease was due to a reduction of intangible assets for impairments recognized during the fourth quarter of 2018 for GND, Neurocom, and Bio-Logic core technology.
Restructuring
Restructuring expenses decreased during the three months ended September 30, 2019 and increased the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in the three-month period was driven by costs associated with our executive management transition primarily consisting of accelerated vesting of stock compensation and severance expense which did not recur in 2019. The increase in the nine-month period was mainly driven by an impairment recorded related to the sale of Medix which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. Restructuring expenses incurred related to the exiting of the GND business. Our restructuring initiatives also contributed to the increase.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2019 we reported $1.6 million of other expense compared to $0.7 million of other expense for the same period in 2018. The increase in expense was attributable to foreign currency fluctuations. For the nine months ended September 30, 2019 we reported $4.9 million of other expense remained flat compared to $4.9 million of other expense for the same period in 2018.
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
We recorded a benefit from income tax of $2.0 million and $9.6 million for the three and nine months ended September 30, 2019, respectively. The effective tax rate was (30.6)% and 35.6% for the three and nine months ended September 30, 2019, respectively. Of the $9.6 million benefit from income tax recorded for the nine months ended September 30, 2019, $8.2 million relates to the tax accounting effects of the sale of Medix.
We recorded an expense for income tax of $1.9 million and a benefit from income tax of $3.1 million for the three and nine months ended September 30, 2018, respectively. The effective tax rate was (53.4)% and 21.4% for the three and nine months ended September 30, 2018, respectively.
The increase in the effective tax rate for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates. The increase in the effective tax rate for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 is primarily attributable to the tax accounting effects of the sale of Medix. The effective tax rate for the three months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to tax benefits from the reversal of uncertain tax positions and certain intra-entity transfers of assets. The effective tax rate for the nine months ended September 30, 2019 differed from the federal statutory rate of 21% primarily due to the tax accounting effects of the sale of Medix and other tax benefits stated above. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
We recorded $0.6 million of net tax expense related to unrecognized tax benefits for the three and nine months ended September 30, 2019, primarily due to the lapse of the applicable statute of limitations. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $0.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2015 through 2018, U.S. states, 2015 through 2018, and significant foreign jurisdictions, generally 2014 through 2018.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$63,062	$56,373
Working capital	127,972	152,329

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$47,913	$18,956
Net cash used in investing activities	(3,885)	(5,613)
Net cash used in financing activities	(34,807)	(40,434)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of September 30, 2019, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $52.1 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel-Tech and Natus Ireland, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.

We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. As of September 30, 2019, we had $70.0 million outstanding under the Credit Facility.
During the nine months ended September 30, 2019 cash provided by operating activities of $47.9 million was the result of $17.4 million of net loss, non-cash adjustments to net loss of $58.5 million, and net cash inflows of $6.8 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by an impairment recorded related to the sale of Medix of $24.6 million and depreciation and amortization of $22.9 million. Cash used in investing activities during the period was $3.9 million to acquire other property and equipment. Cash used in financing activities during the nine months ended September 30, 2019 was $34.8 million and consisted of repayment on borrowing of $35.0 million, $1.6 million for taxes paid related to net share settlement of equity awards, $0.4 million for principal payments of financing lease liability, offset by stock option exercises of $2.2 million.
During the nine months ended September 30, 2018 cash provided by operating activities of $19.0 million was the result of $11.3 million of net loss, non-cash adjustments to net loss of $47.5 million, and net cash outflows of $17.2 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by increased share based compensation from our executive transition and increased depreciation and amortization due to the Neurosurgery assets acquisition. Cash used in investing activities during the period was $5.6 million, driven by cash used to acquire other property and equipment. Cash used in financing activities during the nine months ended September 30, 2018 was $40.4 million and consisted of repayment on borrowing of $40.0 million, $5.6 million for repurchases of common stock under our share program, $5.2 million for taxes paid related to net share settlement of equity awards, and $0.1 million for a contingent consideration payment partially offset by stock option exercises of $10.5 million.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of September 30, 2019 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$80,852	$80,852	$—	$—	$—
Bank debt	70,000	—	70,000	—	—
Interest payments	2,660	1,947	713	—
Repatriation tax	9,242	925	1,751	3,830	2,736
Total	$162,754	$83,724	$72,464	$3,830	$2,736
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
Our Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of September 30, 2019, we have classified $35.0 million out of the $70.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2019, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

101
The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 6, 2019	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2019	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)