Form 10-K
period 2019-12-31
NATUS MEDICAL INC
filed 2020-03-02
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(The Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the last business day of Registrant’s most recently completed second fiscal quarter, there were 34,040,230 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 28, 2019) was $874,493,509. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 24, 2020, the registrant had 34,105,116 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NATUS MEDICAL INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    Business
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated (“Natus,” “we,” “us,” or “our”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our ability to complete all of our backlog orders, and the anticipated timing and effect of the implementation of our new organizational structure.
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
Overview
Natus provides innovative healthcare solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
Our broad product portfolio represents a heritage of innovation and leadership. Natus brands have been setting the standard for patient care for over eighty (80) years. Our products are trusted by medical professionals in university medical centers, public and private hospitals, physician offices, clinics, research laboratories, and other sites around the world.
We use our clinical expertise to support our customers' evolving needs with advanced products, continuing education and outstanding technical service.
Natus provides product solutions for three end markets: Neuro, Newborn Care and Hearing & Balance.
On January 15, 2019, Natus announced the implementation of a new organizational structure designed to improve operational performance and make it a stronger, more profitable company. We consolidated our three strategic business units, Neuro, Newborn Care, and Hearing & Balance into "One Natus". The initiative is designed to create a single, unified company with globally led operational teams in Sales & Marketing, Manufacturing, Research & Development, Quality, and General and Administrative functions. As part of our refocus on more profitable core medical device businesses, we also exited non-core businesses which included Global Neuro-Diagnostic Services, the NeuroCom balance product line, and Medix. In January 2020 we also announced we completed the transition of the Peloton hearing screening services business to an external provider, Pediatrix Medical Group, as part of the implementation of the new organizational structure.
Markets
Neuro — Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography (“EEG”) and long-term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), and intraoperative monitoring (“IOM”). These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases.
Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure (“ICP”) and cerebrospinal fluid (“CSF”) drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions such as dural grafts facilitate dural repair in the cranium as well as valves, shunts and related treatment solutions for procedures involving hydrocephalus.
Newborn Care — Includes products and services for newborn care including hearing screening, brain monitoring, eye imaging, jaundice management, and various disposable newborn care supplies.
Hearing & Balance — The Hearing portfolio includes products for hearing assessment and diagnostics, and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing care professionals. Our Balance portfolio provides diagnosis and assessment of vestibular and balance disorders. These solutions have a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets.
Neuro
Our Neuro portfolio is comprised of a comprehensive line of neurodiagnostic, neurocritical care, and neurosurgical products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders. The environments in which these products are used include outpatient private practice facilities and inpatient hospital environments. Our products can be used throughout the continuum of care through diagnostic procedures and monitoring of patients during admissions, surgery, while under sedation, in post-operative care, and in intensive care units. Our Neuro products and services include:
Neurodiagnostic

•
Electroencephalography — Equipment, supplies and services used to monitor and visually display the electrical activity generated by the brain and other key physiological signals for both diagnosis and monitoring of neurological disorders in the hospital, research laboratory, clinician office and patient’s home.

•	Electromyography — Equipment and supplies used to measure electrical activity in nerves, muscles, and critical pathways includes EMG, nerve conduction and evoked potential functionality.

•
Polysomnography — Equipment and supplies used to measure a variety of respiratory and physiologic functions to assist in the diagnosis and monitoring of sleep disorders, such as insomnia and obstructive sleep apnea.

•
Intraoperative monitoring — Equipment and supplies used to monitor the functional integrity of certain neural structures (i.e. nerves, spinal cord and parts of the brain) during surgery. The goal of IOM is to provide real time guidance to the surgeon and anesthesiologist, which will reduce the risk to the patient during surgery.

Neurocritical Care

•
Intracranial pressure monitoring — Equipment and catheters used to monitor pressure in the cranium/brain and catheters to drain cerebrospinal fluid from the brain to aid in hydrocephalus and traumatic brain injury cases.

•	Cranial access kits — Convenient, pre-packaged sterile sets containing all necessary components for entry into the cranium, to monitor intracranial pressure and provide temporary drainage of CSF.
Neurosurgery

•
Shunts and Dural grafts — Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus. Dural grafts are used in procedures to repair or substitute a patient's dura mater which surrounds the brain.

Diagnostic EEG and Long-term Monitoring
We design, manufacture, and market a full line of instruments and supplies used to help diagnose the presence of seizure disorders and epilepsy, look for causes of confusion, evaluate head injuries, tumors, infections, degenerative diseases, and metabolic disturbances that affect the brain; and assist in surgical planning. This type of testing is also done to diagnose brain death in comatose patients. These systems and instruments work by detecting, amplifying, and recording the brain’s electrical impulses, as well as other physiological signals needed to support clinical findings. Routine clinical EEG recording is done by placing electrodes on a patient’s scalp over various areas of the brain to record and detect patterns of activity and specific types of electrical events. EEG technologists perform the tests, and neurologists, neurophysiologists and epileptologists review and interpret the results.
Routine outpatient clinical EEG testing is performed in hospital neurology laboratories, private physician offices, and in ambulatory settings such as the patient’s home, providing physicians with a clinical assessment of a patient’s condition. Long-term inpatient monitoring of EEG and video to monitor behavior (LTM) is used to determine complex treatment plans, and for patients with seizures that do not respond to conventional therapeutic approaches, surgical solutions may be appropriate. Patients suffering from severe head trauma and other acute conditions that may affect the brain are monitored in ICUs. In addition, research facilities use EEG equipment to conduct research on humans and laboratory animals.
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

•
NeuroWorks; NicoletOne.    Our EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term monitoring of up to 256 channels, as well as nursing stations to monitor patients and physician review stations with quantitative EEG analysis capabilities.

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

•
Nicolet Cortical Stimulator.    This product is our proprietary device that provides cortical stimulation to the brain during functional brain mapping either before or during surgery to help the surgeon protect the eloquent parts of the brain (parts of the brain that control speech, motor and sensory functionality). The device can be used as a standalone unit or with the fully integrated NicoletOne or NeuroWorks software that supports control of the device from the software, automated mapping and comprehensive report generation.

•	Supplies. We also manufacture and market a full line of proprietary EEG electrodes and other supplies used in the electroencephalography field.
Electrodiagnostic Monitoring
Our electrodiagnostic systems include electromyography (EMG), nerve conduction (“NCS”), and evoked potential (“EP”) functionality. EMG and NCS involve the measurement of electrical activity of muscles and nerves both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases of the peripheral, central nervous system or musculature system. An electromyogram is performed to determine if there is any disease present that effects muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching, and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy. EMG is also used for clinical applications of botox to relieve muscle spasm and pain. We market both the clinical system and the needles used for these procedures.
Evoked brain potentials are elicited in response to a stimulus. These evoked potentials can come from the sensory pathways (such as hearing and visual) or from the motor pathways. An examination tests the integrity of these pathways including the associated area of the brain. Sophisticated amplifiers are required to recognize and average evoked potential EMG and NCS signals.
Electrodiagnostic Product Lines

•
Dantec Keypoint.    The Dantec Keypoint G-4 and Focus EMG and EP family of products features amplifiers, stimulators, and strong signal quality. The Keypoint G4 is used for advanced neurodiagnostic applications such as single fiber EMG, visual and auditory evoked potentials, and in routine nerve conduction studies. The Keypoint Focus system is also available in a portable laptop configuration.

•
Dantec Clavis.    The Dantec Clavis device is a hand-held EMG stimulation device that provides muscle and nerve localization information to assist with medication and botox injections. In conjunction with the Bo-ject or Myoject hypodermic needle and electrodes, physicians can better localize the site of the injection.

•
Nicolet EDX family.    A hardware platform of amplifiers, base control units, stimulators and hand-held probes that are sold with Nicolet brand proprietary software. These mid- to high-end systems have full functionality, strong signal quality, and flexibility. They include EMG, NCS, EP’s, IOM and advanced data analysis features.

•	Nicolet VikingQuest. An EMG system for the mid-range market. The device runs on our proprietary software.

•	Natus UltraPro. This is an entry level product with add on capabilities that offers high quality data collection using the Dantec Keypoint amplifiers and the proprietary Natus EMG/EP software.

•	Supplies. We also manufacture and market a full line of proprietary EMG needles and other supplies used in the electrodiagnostic field.
Diagnostic Polysomnography Monitoring
Polysomnography (“PSG”), which involves the analysis of respiratory patterns, brain electrical activity and other physiological data, has proven critical for the diagnosis and treatment of sleep-related diseases such as apnea, insomnia, and narcolepsy. A full polysomnographic sleep study entails a whole-night recording of brain electrical activity, muscle movement, airflow, respiratory effort, oxygen levels, electrical activity of the heart, and other parameters. In some studies, patients are fitted with treatment devices using Positive Airway Pressure technology (“PAP”) during the sleep study and the proper settings for the treatment devices are determined. In many cases, the sleep study is performed in the patient’s home.
Diagnostic PSG Monitoring Product Lines
We market dedicated diagnostic PSG monitoring products that can be used individually or as part of a networked system for overnight sleep studies to assist in the diagnosis of sleep disorders. Additionally, we offer products that are specifically designed to be used in the patient’s home. Some of our EEG systems described above can also be configured to perform diagnostic PSG monitoring. These products include software licenses, ambulatory monitoring systems, and laboratory systems that combine multiple capabilities, including EEG monitoring, physician review stations, and quantitative PSG analysis capabilities.

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

Neurocritical Care Products
Intracranial pressure and temperature provide insight into the health of the brain, especially in patients experiencing a traumatic brain injury, other traumatic, ischemic or hemorrhagic incidents, or a major neurosurgical procedure. A small hole is drilled into the cranium to allow insertion of a catheter that contains a pressure/temperature or pressure only transducer that allows continuous monitoring of brain temperature and/or pressure.

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

•
Camino Catheters. Camino catheters use either fiber optic or strain gauge technology to measure either pressure and temperature or just pressure. Camino catheters measure their respective values at the tip of the catheter, which eliminates the need for a fluid-filled system that uses an external transducer to measure pressure. The Camino Flex Ventricular Intracranial Pressure Monitoring Kit has a catheter that allows both the measurement of ICP and CSF drainage.

•
Cranial Access Kits. Cranial Access Kits are convenient procedural kits that include all the instrumentation and items needed to access the subarachnoid space or the lateral ventricles of the brain. The kit is intended to be used with an external drainage and monitoring system in selected patients to reduce intracranial pressure, to provide temporary drainage of CSF, and to monitor ICP. The kit is a convenient, pre-packaged sterile set containing all necessary components for entry into the cranium and is available with or without drugs and with a variety of drill bits and instrumentation.

Neurosurgical Products

During brain surgery, the dura of the brain may need to be repaired or replaced. A dural graft is used to serve as a substitute for the surgical repair of dural defects. Moreover, brain surgery is performed to place shunts in the brain to help drain excess CSF either externally or into the body for reabsorption to help treat hydrocephalus.

•
DURAFORM. DURAFORM Dural Graft Implant is an absorbable collagen matrix to provide a soft, conforming, and easy to use dural substitute. This product is used in the operating room to provide repair of the dura mater and promote dural healing.

•
Shunts. Shunts are used in the operating room to provide solutions for hydrocephalus or brain trauma. Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus.

Newborn Care
Our newborn care products and services are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care. Our products are organized in eight modalities and include:

•	Newborn Hearing Screening — Products used to screen hearing in newborns.

•
Diagnostic Hearing Assessment — Products used to screen for or diagnose hearing loss, or to identify abnormalities affecting the peripheral and central auditory nervous systems in patients of all ages.

•	Jaundice Management — Products used to treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.

•	Newborn Brain Injury — Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.

•	Eye Imaging — Systems and products used in the advanced science and practice of neonatal and pediatric retinal imaging.

•	Essentials — Products used in the everyday operation of neonatal intensive care unit (“NICU”) and well-baby nursery department within the hospital environment.

•
NICVIEW — Live streaming video for families with babies in the NICU that enables family members and approved friends to see the new baby, 24/7, from anywhere in the world - from any Internet connected device, within a secured environment.

Newborn Hearing Screening
Hearing impairment is the most common treatable chronic disorder in newborns, affecting as many as five babies out of every 1,000 newborns. It is estimated that 20,000 hearing-impaired babies are born in the United States (“U.S.”) every year, and as many as 60,000 more in the rest of the developed world. Until the introduction of newborn hearing screening programs, screening was generally performed only on those newborns that had identifiable risk factors for hearing impairment. However, screening only those newborns with risk factors for hearing impairment overlooks approximately half of newborns with some level of hearing impairment.
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
Auditory brainstem response (“ABR”).    ABR technology is the most accurate and comprehensive method for screening and diagnosing hearing impairment. ABR technology is based on detecting the brain’s electrical impulses resulting from a specific auditory stimulus.
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

•
ALGO 5 and 3i Newborn Hearing Screeners.    These Automated Auditory Brainstem Responses (“AABR”) devices deliver thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child and analyzed by the screening device. These devices use our proprietary AABR signal detection algorithm.

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
Jaundice Management
The American Academy of Pediatrics estimates that each year 60% of the approximately four million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for approximately 50% of readmissions. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and that phototherapy is the standard of care for the treatment of hyperbilirubinemia. The guidelines further recommend that all nurseries have the necessary equipment to provide intensive phototherapy, and specifically recommend the use of the “blue” light as incorporated into our neoBLUE products.
Jaundice Management Products

•
neoBLUE Product Family.    This product line consists of our neoBLUE Overhead, neoBLUE Mini, neoBLUE Cozy, neoBLUE Compact and neoBLUE blanket devices, which utilize light emitting diodes (“LEDs”) to generate a high-intensity, narrow spectrum of blue light that is clinically proven to be most effective in the treatment of newborn jaundice. Our neoBLUE phototherapy devices emit significantly less ultraviolet light and heat than conventional phototherapy devices, reducing the risk of skin damage and dehydration for infants undergoing treatment. Because of the high intensity of these lights, the treatment time associated with phototherapy is reduced.

Newborn Brain Injury
For many years, newborn infants admitted to the NICU of a hospital have been routinely monitored for heart activity, temperature, respiration, oxygen saturation, and blood pressure. Recently it has also been considered important to monitor brain activity. A cerebral function monitor, utilizing amplitude-integrated EEGs (“aEEGs”), is a device for monitoring background neurological activity. Our simplified aEEG devices, introduced over ten years ago, are designed to be simple for use by nurses and neonatologists.
Newborn Brain Injury Products
Our newborn brain injury products record and display parameters that the neonatologist uses to assess and monitor neurological status in the newborn. These devices continuously monitor and record brain activity, aiding in the detection and treatment of hypoxic-ischemic encephalopathy ("HIE"), and seizures. The devices also monitor the effects of drugs and other therapies on brain activity and improve the accuracy of newborn neurological assessments. They are used with electrodes attached to the head of the newborn to acquire an EEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout. The monitors have touch screens for easy navigation and onscreen keyboards for data entry at the bedside.

•
Olympic Brainz Monitor.    The Olympic Brainz Monitor is our latest generation Cerebral Function Monitor. The device can be used in single-channel, two-channel or three-channel modes to continuously monitor and record brain activity.

Eye Imaging
Our RetCam devices incorporate a camera combined with proprietary imaging software that are used to diagnose and monitor a range of ophthalmic maladies in premature infants. RetCam specializes in NICU ophthalmic imaging used in the detection of retinopathy of prematurity (ROP) and Retinoblastoma (RB) in newborns. ROP and RB are diseases of the retina that must be detected very early after birth and treated immediately, so the RetCam diagnostic camera is a fundamental tool in preventing vision loss and total blindness in infants.
Eye Imaging Products
RetCam images assist physicians in the evaluation of pediatric ocular disease, which have preserved the vision in thousands of infants. Each of the RetCam systems deliver objective and interpretable detail, allow image comparison over time, enable remote consultations, and provide reliable and defensible medico-legal documentation.

•	RetCam 3. Full-featured imaging system with a range of interchangeable lenses, Fluorescein Angiography module option.

•	RetCam Shuttle. Laptop-based system with a smaller cart and dual wheel casters for improved transportability.

•	RetCam Portable. Laptop-based version in a case for maximum portability.
Essentials
The Newborn Care Essentials products include such items as: Biliband eye protectors, MiniMuffs noise attenuators, NeatNick heal lancets, Olympic Circumstraint, Olympic Papoose Boards, Olympic Smart Scales, OraSwab, Save the Gonads x-ray protection devices and SugarPlum glucose lancets.
Live Video Streaming
Live video streaming offers parents and families secured access to a live video stream of their baby. For hospitals, the system offers a step into family centered care.
Live Video Steaming Products
NICVIEW and NICVIEW 2 are user-friendly, web-based video systems for real-time streaming on any online device via a standard downloadable app. Password-protected access ensures parents can view only their own child, with end-to-end encryption and SSL authentication. The video stream can be turned on/off and repositioned at will, so that NICU staff remain in control of the care process at all times.
Hearing & Balance
Our Hearing & Balance product portfolio provides hearing diagnostic, hearing aid fitting and balance instrumentation and software solutions to hearing and balance care professionals worldwide. For more than 50 years, we have helped hearing and balance care professionals succeed in improving the quality of life for their clients and patients by delivering expert knowledge, reliable solutions and services and trusted partnerships. We will continue this tradition and legacy as we develop, manufacture and market computer-based audiological, otoneurologic and vestibular instrumentation in the future.
Our solutions portfolio covers key application areas within hearing assessment, hearing screening, hearing instrument fitting and balance assessment. Many of our hearing and balance care solutions have set precedent within the hearing care industry and are used by thousands of clinicians around the world.
As an independent provider of hearing care diagnostic solutions, we work closely with leading hearing aid manufacturers to develop new solutions within hearing assessment and hearing aid fitting.
Hearing Assessment
From otoacoustic emissions (OAE) and immittance screening to advanced audiological testing and 3D digital ear scanning, we offer a wide range of flexible devices and PC-based solutions that are designed to screen, test and assess patients of all ages. Our hearing assessment solutions offer a range of functionality to support basic audiometric testing to advanced tinnitus and pediatric hearing assessment. Our hearing care solutions help streamline the hearing screening and assessment process making it easier and convenient for the professional and the patient. We also manufacturer and market a broad line of supplies and disposable products and accessories for hearing assessment.
Hearing Instrument Fitting and Verification

Hearing fitting solutions help professionals manage the entire hearing aid fitting process - from fitting and verifying the hearing aid to patient counseling and follow up. Used by hearing aid dispensers, audiologists and clinicians around the world, our fitting solutions support otoscopy, audiometry, hearing aid testing and programming, fitting and verification with wireless design and binaural fitting capability. Our fitting solutions are PC-based and supported by integrated audiometric software that helps to streamline the fitting process for greater efficiency and patient satisfaction. We also manufacturers and market a broad line of supplies and disposable products and accessories for hearing instrument fitting and verification.
3D Digital Ear Scanning
Hearing assessment solutions include the breakthrough 3D digital ear scanning solutions Otoscan® that gives hearing care professionals innovative ways to attract and convert more clients while delivering customized hearing care in an efficient way. Otoscan enables hearing care professionals to make digital impressions for custom in-the-ear pieces such as earmolds and hearing aids. The scanner solution applies breakthrough technology to transform images of the ear into 3D digital files that are uploaded to the cloud service, Otocloud, for immediate use in production of custom products, delivering significant efficiency and quality gains in the production of hearing aids. Otocloud is a web-based portal supported by a dedicated Microsoft Azure server domain.
Audiometric Sound Rooms
We manufacture and market a wide range of sound room solutions specifically designed for audiometric testing. Hearing & Balance Genie sound rooms are built to deliver a quality audiometry testing environment while providing efficiency for staff and comfort for patients. Certified staff help in the planning, choice and installation of each sound room so it becomes an integrated part of the clinic, equipment and workflow. Hearing & Balance Genie sound rooms deliver unique features such as the Cam-Lock assembly system, high performance/low profile floor, window in the door, and excellent attenuation and acoustic capabilities to ensure acoustic performance, efficient workflow and maximum testing comfort.
Balance Assessment
Professionals who evaluate patients with balance disorders use our vestibular diagnostic and ENG/VNG (electronystagmography/videonystamography) systems and services. These solutions are used by audiologists, otolaryngologists, otologists and neurologists for identifying auditory and vestibular abnormalities. Our balance care solutions are compact and include the world's first portable, gold standard video head impulse test (“vHIT”) and offer modular functionality to support vHIT, video frenzel, positional, oculomotor and SHIMP (suppression head impulse) testing. We also manufacture and market a broad line of supplies, disposable face cushions, and accessories for balance assessment.

Segment and Geographic Information
We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Historically, our operating segments were based on three strategic business units. In January 2019, we announced the transition of our operating structure from three strategic business units to a single, unified company with globally-led operational teams in Sales and Marketing, Manufacturing, Research and Development, Quality, and General and Administrative functions.
Following the reorganization, we operate as one operating segment and one reportable segment, which provides healthcare products, and services focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages. Financial information is reviewed on a consolidated basis for purposes of making operating decisions and assessing financial performance. Consolidated financial information is accompanied by disaggregated information about revenues by end market and geographic region. We do not assess the performance of our end markets or geographic regions on measures of profit or loss, or asset-based metrics. We have disclosed the revenues for each of our end markets and geographic regions to provide the reader of the financial statements transparency into our operations.
Information regarding our revenues and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 20—Segment, Customer and Geographic Information of our Consolidated Financial Statements included in this report and is incorporated in this section by this reference.
Revenue by Product Market and Product Category
For the years ended December 31, 2019, 2018 and 2017, revenue from our product markets as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2019	2018	2017
Neuro	58%	53%	49%
Newborn Care	22%	25%	31%
Hearing & Balance	20%	22%	20%
Total	100%	100%	100%
We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services as a percent of total revenue for the years ending December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
Devices and Systems	74%	72%	67%
Supplies	22%	22%	26%
Services	4%	6%	7%
Total	100%	100%	100%
In 2019, 2018 and 2017, no single end-user customer comprised more than 10% of our revenue.
Backlog
In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not meaningful to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.
Marketing and Sales
Marketing
Our marketing strategies differ by product market, incorporating market dynamics, trends and competition in the positioning, promotion and pricing of each product. The value proposition that we communicate is focused on the quality, clinical performance, and customer benefit. We invest in educating our customers worldwide about our products through trade conferences and direct presentations to healthcare professionals.
Domestic Direct and Distributor Sales
We sell our products in North America primarily through a direct sales organization. We believe this direct sales organization allows us to maintain a higher level of customer service and satisfaction than would otherwise be possible by other distribution methods. We also sell certain products under private label and distribution arrangements.
For the years ended December 31, 2019, 2018 and 2017, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic revenue	59.0%	56.7%	54.1%
International Direct and Distributor Sales
We sell some of our products outside the U.S. through direct sales channels in Australia, Canada, China, Denmark, France, Germany, Italy, the Netherlands, New Zealand, the Nordics (Finland, Sweden, Norway), Spain, and the United Kingdom; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.
For the years ended December 31, 2019, 2018 and 2017, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2019	2018	2017
International revenue	41.0%	43.3%	45.9%
We sell products to our distributors under substantially the same terms as sales through our direct sales channels. Terms of sales to international distributors are generally “ex works,” where title and risk of loss are assumed by the distributor at the shipping point. Distributors are generally given exclusive rights in their territories to purchase products from Natus and to resell to end users or sub-distributors in their respective markets. Our distributors typically perform marketing, sales, and technical support functions in their respective markets. Each distributor may sell Natus products to their customer directly, via other distributors or resellers, or both. We actively train our distributors in product marketing, selling, and technical service techniques.
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
For the years ended December 31, 2019, 2018 and 2017, revenue from direct purchases under a GPO contract as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2019	2018	2017
Direct purchases by GPO members	18.7%	13.3%	14.5%

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
Manufacturing
We procure a significant portion of the components used in our products from other manufacturers; however, we perform final assembly, testing, and packaging of many of the devices ourselves to control quality and manufacturing efficiency and we are the manufacture of record. We also use contract manufacturers to manufacture some of our disposable supply and medical device products. We perform regular quality assessments of these contract manufacturers, which include on-site quality audits.
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
Internal product development capabilities.    We believe the ability to develop innovative products is essential to providing our customers with new product offerings. We plan to leverage our core technologies by introducing product line extensions as well as new product offerings.
Partnerships that complement our expertise.    We continue to seek strategic partners in order to develop products that may not otherwise be available to us. By taking advantage of our core competencies, we believe that we can bring acquired or distributed products to market in an efficient manner and leverage our distribution channels.
New opportunities through technology acquisition.    We continue to evaluate new, emerging, and complementary technologies in order to identify new product opportunities. With our knowledge of our current markets we believe that we can effectively develop acquired technologies into successful new products.
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
We have numerous registered trademarks and service marks. Our marks are pending or registered trademarks in the United States and several foreign countries. We intend to file for additional trademarks to strengthen our trademark rights, but we cannot be certain that our trademark applications will result in registration or that our trademarks will be enforceable.
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
We believe the principal factors that will draw clinicians and other buyers to our products, include:

•	The clinical performance of our products including the level of specificity, sensitivity, and reliability of the product;

•	Time required to obtain results with the product, such as to test for or treat a clinical condition;

•	Relative ease of use of the product;

•	Our level of expertise in these fields which produces the depth and breadth of the products features;

•	Quality of customer support for the product;

•	Frequency of product updates;

•	Extent of third-party reimbursement of the cost of the product or procedure;

•	Extent to which the products conform to standard of care guidelines; and

•	Price of the product.
We believe that our primary competitive strength relates to the clinical functionality and reliability of our products.
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
Countries outside of the U.S. regulate medical devices in a manner similar to that of the FDA. Our manufacturing facilities are subject to audit and have been certified to be ISO 13485:2016, Medical Device Directive 93/42/EEC, and MDSAP compliant, which allows us to sell our products in Europe, Canada, and other territories around the world. All of our manufacturing facilities are subject to inspection by our notified bodies or other competent authorities, and in some cases without advance notice. We plan to seek approval to sell our products in additional countries, while maintaining our current approvals. The time and cost of obtaining new, and maintaining existing, market authorizations from countries outside of North America, and the requirements for licensing products in these countries may differ significantly from FDA requirements.
In 2017, the European Union ("EU") adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period ending in May 2020 and will replace the existing directives on medical devices in the EU. After May 2020, medical devices marketed in the EU will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2020, may be placed on the market until 2024. Complying with this new regulation requires us to incur significant costs on product design history file remediation and transition. Failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.
Employees
On December 31, 2019, we had approximately 1,484 full time employees worldwide. Our employees in Germany are represented by a Works Council. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Executives
The following table lists our executive officers and their ages as of March 2, 2020:

Name	Age	Position(s)
Jonathan A. Kennedy	49	President and Chief Executive Officer
B. Drew Davies	54	Executive Vice President and Chief Financial Officer
D. Christopher Chung, M.D.	56	Vice President of Quality, Regulatory Affairs and Chief Medical Officer
Austin F. Noll, III	53	Executive Vice President and Chief Commercial Officer
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
D. Christopher Chung, joined Natus in 2000 as the Medical Director. He has also served as Vice President of R&D and most recently since 2011 as Vice President Medical Affairs, Quality and Regulatory. From 2000 to 2007, Dr. Chung also served as a Pediatric Hospitalist at the California Pacific Medical Center in San Francisco providing patient care in the Neonatal Intensive Care Unit and Newborn Nursery. From 1997 to 2000, Dr. Chung trained as a pediatric resident at Boston Children’s Hospital and Harvard Medical School. From 1986 to 1993, Dr. Chung worked as an R&D engineer at Nellcor Incorporated, a medical device company that pioneered the development of pulse oximetry. Dr. Chung holds a Bachelor of Arts degree in Computer Mathematics from the University of Pennsylvania and a Doctor of Medicine degree from the Medical College of Pennsylvania-Hahnemann University School of Medicine. He is board certified in Pediatrics and is a Fellow of the American Academy of Pediatrics. Dr. Chung has also been awarded nine U.S. Patents in the medical device field.
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
We make available, free of charge on our corporate website, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. We also show detail about stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5. This information may also be obtained from the SEC’s on-line database, which is located at www.sec.gov. Our common stock is traded on the Nasdaq Stock Market under the symbol “NTUS”.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our business results depend on our ability to successfully manage ongoing organizational change and business transformation and achieve cost savings and operating efficiency initiatives.
On January 15, 2019 Natus announced the implementation of a new organizational structure, “One Natus,” designed to improve operational performance and make it a stronger, more profitable company. While the implementation is substantially complete, there can be no assurance that we will realize, in full or in part, the anticipated benefits of this new structure. Our financial goals assume a level of increased productivity. If we are unable to deliver these expected improvements, or continue to invest in business growth, or if the volume and nature of change require additional resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize expected savings and benefits in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.
Our growth in prior years has depended substantially on the completion of acquisitions and we may not be able to complete acquisitions of the same nature or relative size in the future to support a similar level of growth.
The acquisitions that we have completed have contributed to our growth in prior years. We have expended considerable effort in seeking to identify attractive acquisition candidates, and ultimately, to negotiate mutually agreeable acquisition terms.

The market for attractive acquisitions is competitive and others with different strategic objectives or greater financial resources than we have may be better positioned than we are to acquire desirable targets. Further, we may not be able to negotiate acquisition terms with target companies that will allow us to achieve acceptable financial returns from the transaction.
If we do not remediate a material weakness in our internal control over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected.
Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct an annual comprehensive evaluation of their internal control over financial reporting. Further, each year our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management concluded that as of December 31, 2019, our internal control over financial reporting was not effective. Immaterial errors identified as part of the closing of our books for the fourth quarter 2019 indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, we did not have controls designed to identify and properly account for certain research and development activities related to an arrangement with a third party. Additionally, insufficient training provided to a new control operator and the design of one of our controls over payroll accounts contributed to an error in the period end accrual. The Company has concluded that these deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness is more fully described in Item 9A. Controls and Procedures-Management’s Report on Internal Control Over Financial Reporting. The existence of this material weakness and of any other ineffective controls over our financial reporting could result in one or more of the following:
•Revision of previously filed financial statements;
•Failure to meet our reporting obligations;
•Loss of investor confidence; and
•Negative impact on the trading price of our common stock.
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
We reported a material weakness in our internal control over financial reporting for the year ended December 31, 2017 related to missing controls over a significant business combination, which we remediated in 2018. Separate from the material weakness identified for the year ended December 31, 2017, during the fourth quarter of 2018, in connection with a change in control owner, management identified an existing control that was not designed at a sufficient precision to adequately review our analysis of separate reporting units, which could have resulted in a material misstatement. Although we took steps to remediate both these issues in 2018 and believe both material weaknesses were remediated as of December 31, 2018, these measures may not be sufficient to avoid similar weaknesses or other deficiencies in the future.
During the fourth quarter of 2019, we identified errors as part of closing our books and concluded that certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, we did not have controls designed to identify and properly account for certain research and development activities related to an arrangement with a third party. Additionally, insufficient training provided to a new control operator and the design of one of our controls over payroll accounts contributed to an error in the period end accrual. The Company has concluded that these deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness in our internal control over financial reporting. We plan to make substantive changes to enhance our design of controls intended to identify and assess contracts that include research and development and to aid in confirming the accuracy of the payroll accrual accounts. There can be no assurances that these remediation steps will be successful.
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
We intend to develop additional products and technologies, including enhancements of existing products, for the screening, detection, treatment, monitoring and tracking of common medical ailments. Developing new products and improving our existing products to meet the needs of current and future customers requires significant investments in research and development. Healthcare products typically receive regulatory approval based on data obtained in controlled clinical trials, which can be time consuming and expensive. Unfavorable or inconsistent clinical data from existing or future clinical trials may adversely affect our ability to secure marketing authorization for certain products. Furthermore, all results, even positive ones, are subject to the interpretation of FDA and other regulatory agencies. If we fail to sell new products, update existing products, or timely react to changes in technology, our operating results may decline as our existing products reach the end of their commercial life cycles.
Adverse economic conditions in markets in which we operate may harm our business.
Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Concerns over the economic stability, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China, and other Asian economies, unemployment, the availability and cost of credit, inflation levels, trade relations, energy costs and geopolitical uncertainty have contributed to increased volatility and diminished expectations for the economy and the markets. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, we expect these factors will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while these conditions persist.
In addition, we are susceptible to risks related to the outbreak of a novel strain of coronavirus (“COVID-19”) in China and its spread to other countries. In particular, the continued spread of COVID-19 globally could adversely affect our operations, including our manufacturing and supply chain and sales and marketing. Parts of our direct and indirect supply chain are in China, and are accordingly subject to disruption or product contamination. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either in China or in any other region in which we do business. For example, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. The extent to which COVID-19 affected our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, and could have an adverse effect on our business and financial condition.
Further, the U.S. federal government has called for, or enacted, substantial changes to healthcare, trade, fiscal, and tax policies, which may include changes to existing trade agreements and may have a significant impact on our operations. For example, the current administration has initiated the imposition of tariffs on certain foreign products, including from China, that have resulted in and may result in future retaliatory tariffs on U.S. goods and products. We cannot predict the impact, if any, that these changes could have on our business. If economic conditions worsen or new legislation is passed related to the healthcare system, trade, fiscal or tax policies, customer demand may not materialize to levels we require to achieve our anticipated financial results, which could have a material adverse effect on our business, financial condition and results of operations.
Uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation continues to deteriorate or does not improve, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.
The United Kingdom's withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business and operations.
In 2016 voters in the United Kingdom approved the United Kingdom to withdraw from the European Union (often referred to as “Brexit”). The U.K. exited from the European Union on January 31, 2020. Under the current withdrawal agreement between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, during which European Union rules will continue to apply. The relationship between the United Kingdom and the European Union after the transition period has not been determined yet. As a result, the impact of Brexit is not yet known and depends on any agreements the United Kingdom may make to retain access to European Union or other markets after the transition period. The withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results. Natus has not identified any trends or potential changes to critical accounting estimates as a result of Brexit at this time, however, we will continue to assess the potential impact of Brexit on our business and operations, and on accounting and reporting considerations. The effects of Brexit could adversely affect our business, financial condition or future results.
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
Our credit facility permits interest on the outstanding principal balance to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021, and the U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are currently intended to serve as alternative reference rates to LIBOR. Considerable uncertainty exists around what will replace LIBOR and how it will be implemented. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Actions in the meantime, by the FCA, other regulators, or law enforcement agencies are expected to influence the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness that bear interest at a floating rate determined by reference to LIBOR.
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

•	Changes in federal, state and third-party payor reimbursement policies for our products; and

•	Repeal of laws requiring universal newborn hearing screening and metabolic screening.
Sales to members under group purchasing agreements and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins.
We have entered and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 18.7%, 13.3% and 14.5% of our total revenue during 2019, 2018 and 2017, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.
Many healthcare industry companies, including our customers and competitors, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to our customers could become more intense. Our customers may try to use their market power to negotiate price concessions and our competitors may utilize their size and broad product lines to offer cheaper alternatives to our products. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, or cash flow would suffer.
Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business.
A majority of customers for our products are hospitals, physician offices, and clinics. Many factors, including public policy spending provisions, available resources, and economic cycles have a significant effect on the capital spending policies of these entities and the amount that they can spend on our equipment products. If budget resources limit the capital spending of our customers, they will be unlikely to either purchase any new equipment from us or upgrade to any of our newer equipment products. Lack of liquidity in credit markets and uncertainty about future economic conditions can have an adverse effect on the spending patterns of our customers. These factors can have a significant adverse effect on the demand for our products.
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
The markets for certain of our products in the United States, including the newborn hearing screening and EEG monitoring markets, are mature and we are unlikely to see significant growth for such products in the United States. The market for newborn care products is affected by birthrates, and a declining U.S. birthrate has adversely affected our operating results in recent periods. In the United States we derive a significant portion of our revenue from the sale of disposable supplies. Our disposable supply products could face increasing competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins.
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
If healthcare providers are not adequately reimbursed for procedures conducted with our devices or supplies, or if reimbursement policies change adversely, we may not be successful marketing and selling our products or technologies.
Clinicians, hospitals, and government agencies are unlikely to purchase our products if they are not adequately reimbursed for the procedures conducted with our devices or supplies. Unless a sufficient amount of conclusive, peer-reviewed clinical data about our products has been published, third-party payors, including insurance companies and government agencies, may refuse to provide reimbursement. Furthermore, even if reimbursement is provided, it may not be adequate to fully compensate the clinicians or hospitals. Some third-party payors may impose restrictions on the procedures for which they will provide reimbursement. If healthcare providers cannot obtain sufficient reimbursement from third-party payors for our products or the screenings conducted with our products, we may not achieve significant market acceptance of our products. Acceptance of our products in international markets will depend upon the availability of adequate reimbursement or funding within prevailing healthcare payment systems. Reimbursement, funding, and healthcare payment systems vary significantly by country. We may not obtain approvals for reimbursement in a timely manner or at all.
Adverse changes in reimbursement policies in general could harm our business. We are unable to predict changes in the reimbursement methods used by third-party healthcare payors, particularly those in countries and regions outside the United States. For example, some payors are moving toward a managed care system in which providers contract to provide comprehensive healthcare for a fixed cost per person. In a managed care system, the cost of our products may not be incorporated into the overall payment for patient care or there may not be adequate reimbursement for our products separate from reimbursement for other procedures.
Because we rely on distributors or sub-distributors to sell our products in most of our markets outside of the United States, our revenue could decline if our existing distributors reduce the volume of purchases from us, or if our relationship with any of these distributors is terminated.
We currently rely on our distributors or sub-distributors for a majority of our sales outside the United States. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. Our contracts with our distributors or sub-distributors do not assure us significant minimum purchase volume. If a contract with a distributor or sub-distributor is terminated for cause or by us for convenience, the distributor or sub-distributor will have no obligation to purchase products from us. We intend to continue our efforts to increase our sales in Europe, Japan, and other developed markets. If we fail to sell our products through our international distributors, we would experience a decline in revenue unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.
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
We are exposed to many types of operational risks, including business continuity, direct or indirect loss resulting from inadequate or failed internal and external processes, systems or human error, the effects of natural or man-made catastrophic events (such as natural disasters, pandemics, cyber-attacks, acts of terrorism, civil unrest and other catastrophes) or from other external events. For example, we conduct a significant portion of our activities, including administration and data processing, at facilities located in California which has experienced major earthquakes in the past, as well as other natural disasters. In addition, the ongoing outbreak of COVID-19 since December 2019 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region, as well as reports of dramatically reduced economic activity in the region, which may negatively affect our operation particularly in Asia. Exposure to such events could disrupt our systems and operations significantly, which may result in financial loss and reputational damage.
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
In 2019, approximately 41.0% of our sales were made outside the United States. We plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the United States. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the United States. Our international operations are subject to other risks, which include:

•	Impact of possible recessions in economies outside the United States;

•	Political and economic instability, including instability related to war and terrorist attacks and to political and diplomatic matters such as Brexit;

•	Adverse changes in tariffs and trade protection measures;

•	Difficulty in obtaining and maintaining foreign regulatory approval and complying with foreign regulations, including the EU Medical Device Regulation;

•
An outbreak of a contagious disease, such as COVID-19, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country;

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

•	Loss of business through government tenders that are held annually in many cases; and

•	Potentially negative consequences from changes in tax laws, including legislative changes concerning taxation of income earned outside of the United States.
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
Risks Related to Our Compliance and Regulatory Environment
Our ability to market and sell products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business.
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
Unless an exemption applies, each medical device that we propose to market in the United States must first receive one of the following types of FDA premarket review authorizations:

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
We and our suppliers are required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The Quality System Regulation sets forth the FDA’s requirements for good manufacturing practices of medical devices and includes requirements for, among other things, the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of such products. In addition, we and our suppliers must engage in extensive recordkeeping and reporting and must make available our manufacturing facility and records for periodic unscheduled inspections by federal, state and foreign agencies, including the FDA. We cannot assure you that we and our suppliers are or will continue to be in full compliance with the Quality System Regulation, nor that we will not encounter any manufacturing difficulties.
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
We are subject to data privacy laws and our failure to comply with them may require us to make significant changes to our products or incur penalties or other liabilities.
Our business relies on the secure electronic transmission, storage and hosting of sensitive information, including personally identifiable information (“PII”), personal health information, financial information, intellectual property and other sensitive information related to our customers and workforce. The collection, maintenance, protection, use, transmission, disclosure and disposal of certain personal information and the security of medical devices are regulated at the U.S. federal and state, international and industry levels. U.S. federal and state laws, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information. We sign business associate agreements with certain customers for which we perform services as business associates under HIPAA, and therefore we are directly subject to certain provisions of HIPAA that are applicable to business associates. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any business associate agreement may lead to significant fines, civil and criminal penalties, or liabilities.  We also may be required to report breaches of protected health information that we experience. The U.S. Department of Health and Human Services (“HHS”), audits the compliance of business associates and enforces HIPAA privacy and security standards. HHS enforcement activity has become more significant over the last few years and HHS has signaled its intent to continue this trend.
In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of PII, such as state laws that govern the use, disclosure and protection of personal information, such as social security numbers, or that are designed to protect credit card account data. State consumer protection laws, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, may also establish privacy and security standards for use and management of PII, including information related to customers, suppliers and care providers. The CCPA provides individuals certain rights regarding the collection or processing of personal data related to California residents, which may restrict our ability to use personal data, of California residents. Failure to comply with the CCPA could result in penalties of up to $7,500 per violation.

Outside the United States, we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. We serve customers across the globe. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are be enforced, with potential for significant financial penalties. In the European Union, increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The European Union General Data Protection Regulation (“GDPR”) applies uniformly across the European Union and to businesses in other countries that target European Union residents and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals, including employees, residing in the European Union to comply with European Union privacy and data protection rules. Other international jurisdictions, have issued privacy laws that mirror many of the requirements of GDPR. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.
Compliance with these laws and regulations may require significant additional costs or changes in our business, which could adversely affect our results of operations or financial condition. Noncompliance with these laws and regulations could result in the imposition of fines and penalties or could result in significant civil and other liabilities. Additionally, the restrictions imposed by these laws and regulations may limit the use and adoption of our products, reduce overall demand for our products, require us to modify our data handling practices and impose additional costs and burdens.
An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber-incident or a vulnerability in our cybersecurity, or disclosure of private patient health information, may result in a loss of business or damage to our reputation.
We rely on communications, information and manufacturing systems to conduct our business. Any failure, interruption or cyber incident affecting these systems could result in failures or disruptions in our customer relationship management or product manufacturing. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our data that is stored on their systems. A cyber incident is an intentional attack or an unintentional event that can include an unauthorized actor gaining access to our systems to disrupt operations, corrupt data, or steal confidential information. The occurrence of any failures, interruptions or cyber incidents could result in a loss of customer business or reputation and have a material effect on our business, financial condition, results of operations and cash flows. In addition, our products are used in customer networks transmitting a range of sensitive information and any actual or perceived exposure of our products used in customer networks to malicious software or cyber-attacks could adversely affect our business and results of operations.
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
We are also subject to new U.S. laws as well as laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than previous corresponding U.S. laws. These laws and regulations impose technical and organizational measures to ensure the security of personal data and may require that we notify regulatory agencies, individuals or the public about any data security breaches. In particular, in the United States, the newly passed CCPA imposes a private right of action with damages of up to $750 per person in the event of certain data breaches. Other states are considering similar laws. As these laws and regulations develop in the United States and we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple cybersecurity laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business, and could expose us to significant civil damages.
The FDA has issued guidance advising manufacturers to take cybersecurity risks into account in product design for connected medical devices and systems, to assure that appropriate safeguards are in place to reduce the risk of unauthorized access or modification to medical devices that contain software and reduce the risk of introducing threats into hospital systems that are connected to such devices. The FDA also issued guidance on post market management of cyber security in medical devices. Compliance with these requirements may require changes in business practices, complicate our operations, and add complexity and additional management and oversight needs. They also may complicate our clinical research activities, as well as product offerings that involve transmission or use of clinical data. Failure to comply with these laws could result in vulnerabilities that would make us susceptible to hackers and other cyber attacks, as well as fines or administrative penalties that, if imposed, would harm our business.
Healthcare reforms, changes in healthcare policies, and changes to third-party reimbursements for our products may affect demand for our products.
Uncertainty in the U.S. healthcare system may influence the way our customers spend on medical devices, supplies, and services in the future. The U.S. Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 (“ACA”) may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemakings could affect rebates, prices, or the rate of price increase for healthcare products and services. Cost-containing measures implemented by healthcare providers worldwide could harm our profitability. If we fail to effectively react to healthcare reforms, our business may be adversely affected.
Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.
The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC thereunder require companies, including Natus, to disclose the existence in their products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries. These rules requires investigative efforts, which has and will continue to cause us to incur associated costs, could adversely affect the sourcing, availability and pricing of minerals used in our products and may cause reputational harm if we determine that certain of our components contain such conflict minerals or if we are unable to alter our processes or sources of supply to avoid using such materials, all of which could adversely impact sales of our products and results of operations.
Risks Related to our Intellectual Property and Potential Litigation
We may not be able to preserve the value of our intellectual property because we may not be able to protect access to it or we may lose our intellectual property rights due to expiration of our licenses or patents.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in December 2017. The new law made numerous changes to federal corporate tax law that we expect will impact our effective tax rate in future periods. The changes included in the Tax Act were broad and complex and included, among others, reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for interest expense to 30% of adjusted earnings, eliminating net operating loss carrybacks, imposing a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The final impacts of the Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts.
If guidelines mandating universal newborn hearing screening do not continue to develop in foreign countries and governments do not mandate testing of all newborns as we anticipate, or if those guidelines have a long phase-in period, our sales of newborn hearing screening products may not achieve the revenue growth we have achieved in the past.
We estimate that approximately 95% of the children born in the United States are currently being tested for hearing impairment prior to discharge from the hospital. To date, there has been only limited adoption of newborn hearing screening prior to hospital discharge by foreign governments, and when newborn hearing screening programs are enacted by foreign governments there can be a phase-in period spanning several years. The widespread adoption of guidelines depends, in part, on our ability to educate foreign government agencies, neonatologists, pediatricians, third-party payors, and hospital administrators about the benefits of universal newborn hearing screening as well as the use of our products to perform the screening and monitoring. Our revenue from our newborn hearing screening product lines may not grow if foreign governments do not require universal newborn hearing screening prior to hospital discharge, if physicians or hospitals are slow to comply with those guidelines, or if governments provide for a lengthy phase-in period for compliance.
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

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties
Our corporate headquarters is located in Pleasanton, California, in a facility covering 8,200 square feet pursuant to a lease that expires in January 2025.
We also utilize the following properties:
Company-owned Facilities:

•	62,400 square feet in Gort, Ireland, utilized substantially for manufacturing;

•	44,900 square feet in Oakville, Ontario, Canada, primarily utilized for research and development and technical support; and

•	6,400 square feet in Old Woking, England, utilized substantially for research and development.
Leased Facilities:
Following is a listing of our most significant leased properties; we have a number of smaller facilities under lease in various countries where we operate.

•
124,000 square feet in Middleton, Wisconsin, pursuant to a lease that expires in April 2024, that is primarily utilized for manufacturing, technical support, customer service, marketing and research and development;

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

•	37,200 square feet in San Diego, California, pursuant to a lease that expires in June 2022, that is utilized substantially for manufacturing;

•	25,100 square feet in Schaumburg, Illinois, pursuant to a lease that expires in November 2026, that is utilized substantially for marketing and sales; and

•	23,800 square feet in Quebec, Canada, pursuant to a lease that expires in December 2024, that is utilized substantially for manufacturing.

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

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the Nasdaq Global Select Market under the symbol “NTUS”. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal Year Ended December 31, 2019:
Fourth Quarter	$34.89	$29.67
Third Quarter	32.85	22.25
Second Quarter	27.90	23.54
First Quarter	34.63	24.88
Fiscal Year Ended December 31, 2018:
Fourth Quarter	$36.85	$27.69
Third Quarter	37.90	31.05
Second Quarter	37.95	31.10
First Quarter	39.25	28.00
As of February 24, 2020, there were 34,105,116 shares of our common stock issued and outstanding and held by approximately 101 stockholders of record. We estimate that there are approximately 14,518 beneficial owners of our common stock.
In December 2019, the Board of Directors approved a share repurchase program, which authorized the repurchase from time to time of up to a maximum of $50 million of our outstanding common stock. The program is scheduled to expire on December 12, 2021. No shares have been repurchased as of February 28, 2020.
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
The following graph shows a comparison, from January 1, 2015 through December 31, 2019, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

		2014	2015	2016	2017	2018	2019
Natus Medical Inc.	Return %		33.32	(27.58)	9.77	(10.92)	(3.06)
	Cum $	100.00	133.32	96.56	105.99	94.42	91.53
NASDAQ Composite-Total Returns	Return %		6.96	8.87	29.64	(2.84)	36.69
	Cum $	100.00	106.96	116.45	150.96	146.67	200.49
S&P 500 Health Care Equipment Index	Return %		5.97	6.48	30.90	16.24	29.32
	Cum $	100.00	105.97	112.85	147.71	171.70	222.04

Purchases of Equity Securities by the Issuer

None.

ITEM 6.    Selected Financial Data
The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2019, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2019 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 and the consolidated statements of operations data for the years ended December 31, 2016 and 2015 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (a)(b):
Revenue	$495,175	$530,891	$500,970	$381,892	$375,865
Cost of revenue	196,551	217,952	213,376	144,632	145,492
Intangibles amortization	6,916	8,924	6,380	2,327	2,836
Gross profit	291,708	304,015	281,214	234,933	227,537
Operating expenses:
Marketing and selling	129,109	136,680	126,166	84,834	87,675
Research and development	58,733	61,482	51,822	33,443	30,434
General and administrative	59,649	70,599	74,424	50,877	46,363
Intangibles amortization	15,144	22,585	19,171	8,983	7,447
Restructuring	44,739	37,231	914	1,536	2,145
Total operating expense	307,374	328,577	272,497	179,673	174,064
Income from operations	(15,666)	(24,562)	8,717	55,260	53,473
Other expense, net	(5,591)	(7,698)	(3,567)	(357)	(1,064)
Income (loss) before provision (benefit) for income tax	(21,257)	(32,260)	5,150	54,903	52,409
Provision (benefit) for income tax	(5,586)	(9,325)	25,443	12,309	14,485
Net income (loss)	$(15,671)	$(22,935)	$(20,293)	$42,594	$37,924
Earnings (loss) per share:
Basic	$(0.47)	$(0.69)	$(0.62)	$1.31	$1.17
Diluted	$(0.47)	$(0.69)	$(0.62)	$1.29	$1.14
Weighted average shares used in the calculation of earnings per share:
Basic	33,696	33,111	32,564	32,460	32,348
Diluted	33,696	33,111	32,564	33,056	33,241

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$63,297	$56,373	$88,950	$247,750	$82,469
Working capital	126,928	152,329	213,491	325,858	164,248
Total assets	622,527	638,140	709,919	649,012	479,496
Long-term debt (including current portion) and short-term borrowings	54,665	104,474	154,283	140,000	—
Total stockholders’ equity	416,123	398,444	422,097	417,374	390,710

(a)
Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: GND and NICVIEW in January 2015, Monarch in November 2015, NeuroQuest in March 2016, RetCam in July 2016, Otometrics in January 2017, and Integra asset acquisition in October 2017.

(b)
Results of operations and financial position of the businesses we have divested or exited are not included from their exited dates as follows: GND and Neurocom in January 2019, and Medix in April 2019.

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
Year 2019 Overview
Our consolidated revenue decreased by $35.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was driven by the exit of GND and Neurocom businesses, the sale of our Medix business in Argentina, the impact of product discontinuations in our Newborn Care market, and ship holds within Newborn Care and Hearing & Balance markets.
Net loss was $15.7 million, or $0.47 per share in the year ended December 31, 2019, compared with net loss of $22.9 million, or $0.69 per share in the prior year. This increase in income was primarily driven by our restructuring initiative announced in 2019. While we experienced a net loss driven by our reorganization efforts, we generated cash flow from operations of $60.1 million.
Reorganization
On January 15, 2019, we announced the implementation of a new organizational structure designed to improve operational performance and make us a stronger, more profitable company. We consolidated our three business units, Neuro, Newborn Care and Hearing & Balance, formerly Otometrics, into “One Natus." This initiative was designed to create a single, unified company with globally led operational teams in Sales & Marketing, Manufacturing, R&D, Quality, and General and Administrative functions. We expect to continue to see increased transparency, efficiency and cross-functional collaboration across common technologies, processes and customer channels.
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
Revenue recognition
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of devices, supplies, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.
For the majority of devices and supplies, we transfer control and recognizes revenue when products ship from the warehouse to the customer. We generally do not provide rights of return on devices and supplies. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue.

Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received because we have to satisfy a future obligation (e.g. installation). Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. Our estimate of SSP is a point estimate.  The estimate is calculated annually for each performance obligation that is not sold separately. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.
We sell separately-priced service contracts that extend maintenance coverages for both medical devices and data management systems beyond the base agreements to customers. The separately priced service contracts range from twelve (12) months to sixty (60) months. We receive payment at the inception of the contract and recognize revenue ratably over the service period.
For products containing embedded software, we determine the hardware and software components function together to deliver the products' essential functionality and are considered a combined performance obligation. Revenue recognition policies for sales of these products are substantially the same as for other tangible products.
Acquisition Accounting
We have made a number of acquisitions in the past and may continue to make acquisitions in the future. We account for acquired business combinations using the acquisition method of accounting. The assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. Valuations are generally completed for business acquisitions using a discounted cash flow analysis. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discounted rate used to measure the risks inherent in the future cash flows, the assessment of the asset's life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors and assumptions can significantly affect the value of the intangible asset. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill.
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
Inventory Valuation
Inventories are carried at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The carrying value of our inventory is reduced for any difference between cost and estimated net realizable value of the inventory. We determine net realizable value by evaluating ending inventories for excess quantities, obsolescence, and other factors that could impact our ability to consume inventory for its intended use. Our evaluation includes an analysis of historical sales by product, projections of future demand by product, and an analysis of obsolescence by product. Adjustments to the value of inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.

Results of Operations
The following table sets forth for the periods indicated selected consolidated statement of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	39.7%	41.1%	42.6%
Intangibles amortization	1.4%	1.7%	1.3%
Gross profit	58.9%	57.3%	56.1%
Operating expenses:
Marketing and selling	26.1%	25.7%	25.2%
Research and development	11.9%	11.6%	10.3%
General and administrative	12.0%	13.3%	14.9%
Intangibles amortization	3.1%	4.3%	3.8%
Restructuring	9.0%	7.0%	0.2%
Total operating expenses	62.1%	61.9%	54.4%
Income (loss) from operations	(3.2)%	(4.6)%	1.7%
Other expense, net	(1.1)%	(1.5)%	(0.7)%
Income (loss) before provision (benefit) for income tax	(4.3)%	(6.1)%	1.0%
Provision (benefit) for income tax expense	(1.1)%	(1.8)%	5.1%
Net loss	(3.2)%	(4.3)%	(4.1)%
Comparison of 2019 and 2018
Revenue

	Years ended December 31,
	2019	2018	Change
Neuro
Devices and Systems	$220,306	$200,762	10%
Supplies	66,059	67,025	(1)%
Services	871	12,000	(93)%
Total Neuro Revenue	287,236	279,787	3%
Newborn Care
Devices and Systems	53,465	72,807	(27)%
Supplies	38,264	40,669	(6)%
Services	19,183	20,396	(6)%
Total Newborn Care Revenue	110,912	133,872	(17)%
Hearing & Balance
Devices and Systems	$92,050	$110,597	(17)%
Supplies	4,977	6,635	(25)%
Services	—	—	—%
Total Hearing & Balance Revenue	97,027	117,232	(17)%
Total Revenue	$495,175	$530,891	(7)%
For the year ended December 31, 2019, Neuro revenue increased by 3% compared to the prior year. Devices and Systems revenue increased by 10% compared to the prior year due primarily to growth in EEG sales. Supplies revenue for 2019 decreased 1%, which was driven by declines in our international markets. Services revenue from GND decreased 93% compared to the prior year due to our exit from this business in January 2019.
For the year ended December 31, 2019, Newborn Care revenue decreased by 17% compared to the prior year. Devices and Systems revenue decreased by 27%. The decrease is primarily due to the divestiture of Medix, exit from our balance and mobility product line, and planned product line rationalization. Supplies revenue decreased 6% compared to the prior year related to divestiture of Medix business and product line rationalization. Services revenue decreased by 6% compared to the prior year primarily due to a lower collection per screen and decrease in screening volume on our Peloton hearing screening service, which was exited as of December 31, 2019.
For the year ended December 31, 2019, Hearing & Balance revenue decreased 17% compared to the prior year. Revenue from Devices and Systems decreased 17% and revenue from Supplies decreased 25% in 2019 compared to 2018. The overall decline in Hearing & Balance was driven by the impact of product rationalization and ship holds on some products.
Cost of Revenue and Gross Profit

	Years ended December 31,
	2019	2018
Revenue	$495,175	$530,891
Cost of revenue	196,551	217,952
Intangibles amortization	6,916	8,924
Gross profit	291,708	304,015
Gross profit percentage	58.9%	57.3%
For the year ended December 31, 2019, our gross profit as a percentage of sales increased by 160 basis points compared to the prior year. This increase was primarily attributable to cost reductions in our operations overhead and our exit from lower margin businesses as a result of our corporate reorganization announced in January 2019 and a reduction in intangible amortization and restructuring costs incurred in 2018 related to business line exits.
Operating Costs

	Years ended December 31,
	2019	2018
Marketing and selling	$129,109	$136,680
Percentage of revenue	26.1%	25.7%
Research and development	$58,733	$61,482
Percentage of revenue	11.9%	11.6%
General and administrative	$59,649	$70,599
Percentage of revenue	12.0%	13.3%
Intangibles amortization	$15,144	$22,585
Percentage of revenue	3.1%	4.3%
Restructuring	$44,739	$37,231
Percentage of revenue	9.0%	7.0%
Marketing and Selling
Marketing and selling expenses as a percentage of revenue remained relatively flat in the year ended December 31, 2019 as compared to the prior year. The decrease in expense is mainly attributable to the benefits of our corporate reorganization initiated in January 2019.
Research and Development
Research and development expenses decreased during the year ended December 31, 2019 compared to the prior year. The decrease relates to lower compensation related expenses due to our corporate reorganization initiatives.
General and Administrative
General and administrative expenses decreased during the year ended December 31, 2019 compared to the prior year. This decrease was due to a reduction in employee expenses, consulting fees and travel expenses due to our corporate reorganization and exit from non-core businesses.
Intangibles Amortization

Intangibles amortization decreased in the year ended December 31, 2019 compared to the prior year. The decrease is related to our restructuring initiatives, which included an impairment charge of $5.6 million in 2018 related to the end of life of our Bio-Logic core technology that did not recur in 2019.
Restructuring
Restructuring costs increased during the year ended December 31, 2019 compared to the prior year. This increase was driven by the restructuring initiatives announced in January 2019. We recorded an impairment related to the sale of Medix, which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income, of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. The increase was also driven by restructuring expenses incurred related to exiting the GND business and our restructuring initiatives.
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $5.6 million in the year ended December 31, 2019, compared to $7.7 million in the prior year. We reported $0.8 million of foreign currency exchange losses in the year ended December 31, 2019 versus $0.8 million of foreign currency losses in the prior year. Interest expense was $4.9 million in the year ended December 31, 2019 compared to $6.8 million in the prior year. The reduction in interest expense was driven by accelerated payments on our outstanding debt. Interest income was $0.3 million in both the year ended December 31, 2019 and the prior year.
Provision for Income Tax
The effective tax rate (“ETR”) for the year ended December 31, 2019 was 26.3% as compared to 28.9% for the prior year. Significant items that impact the effective tax rate are the change in geographic mix of income, adjustments and reversals of uncertain tax positions and SAB 118 adjustments arising from the 2017 Tax Act that were recorded in 2018.
Comparison of 2018 and 2017
Revenue

	Years ended December 31,
	2018	2017	Change
Neuro
Devices and Systems	$200,762	$171,315	17%
Supplies	67,025	59,955	12%
Services	12,000	11,886	1%
Total Neuro Revenue	279,787	243,156	15%
Newborn Care
Devices and Systems	72,807	89,027	(18)%
Supplies	40,669	43,928	(7)%
Services	20,396	22,325	(9)%
Total Newborn Care Revenue	133,872	155,280	(14)%
Hearing & Balance
Devices and Systems	110,597	75,466	47%
Supplies	6,635	27,068	(75)%
Services	—	—	—%
Total Hearing & Balance Revenue	117,232	102,534	14%
Total Revenue	$530,891	$500,970	6%
For the year ended December 31, 2018, Neuro revenue increased by 15% compared to the prior year. Devices and Systems revenue increased by 17% compared to the prior year due primarily to the addition of acquired Neurosurgery products and growth in EEG sales. Supplies revenue for 2018 increased 12%, which was also driven by the addition of our Neurosurgery business and organic growth in our Neurodiagnostic supply business. Services revenue from GND increased 1% compared to the prior year.

For the year ended December 31, 2018, Newborn Care revenue decreased by 14% compared to the prior year. Devices and Systems revenue decreased by 18%. The decrease is primarily due to the recognition of $10.0 million of revenue in the first half of 2017 from our contract with the government of Venezuela, which did not reoccur in 2018. We also experienced a one-

time shipment of neoBLUE blanket backlog in the first quarter of 2017 and a one-time shipment of hearing devices and supplies to China, Japan, and Australia in the second quarter of 2017. Supplies revenue decreased 7% compared to the prior year related to revenue contract with the government of Venezuela, which did not reoccur in 2018, as well as product line rationalization. Services revenue decreased by 9% compared to the prior year primarily due to a lower collection per screen on our Peloton hearing screening service.

For the year ended December 31, 2018, Hearing & Balance revenue increased 14% compared to the prior year. Revenue from Devices and Systems increased 47% and revenue from Supplies decreased 75% in 2018 compared to 2017. The overall growth in Hearing & Balances was driven by increased market share primarily in Europe and China. In addition to increased market share, Hearing & Balance also benefited from favorable exchanges rates and the launch of our new Otoscan product in 2018.
Cost of Revenue and Gross Profit

	Years ended December 31,
	2018	2017
Revenue	$530,891	$500,970
Cost of revenue	217,952	213,376
Intangibles amortization	8,924	6,380
Gross profit	304,015	281,214
Gross profit percentage	57.3%	56.1%
For the year ended December 31, 2018, our gross profit as a percentage of sales increased by 1.2% compared to the prior year. This increase was primarily attributable to the improvement in Newborn Care gross profit, which was lower in the prior year due to sales to the government of Venezuela which carry a lower gross margin. We also experienced an increase on gross profit on our Neurosurgery products where we experienced higher sales in the U.S. which carry higher margins.
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
Marketing and Selling
Marketing and selling expenses as a percentage of revenue remained relatively flat in the year ended December 31, 2018 as compared to the prior year. The increase in expense is for incremental costs of payroll, commissions, and travel associated with higher revenue.
Research and Development
Research and development expenses increased during the year ended December 31, 2018 compared to the prior year. The increase relates to increased spend on new product development, including Otoscan and RetCam products, and the addition of Neurosurgery products. These increases were partially offset by a reduction in spend related to remediation activities within our Newborn Care business.
General and Administrative

General and administrative expenses decreased during the year ended December 31, 2018 compared to the prior year. This decrease was due to a reduction in bad debt expense related to our GND and Peloton businesses.
Intangibles Amortization
Intangibles amortization increased in the year ended December 31, 2018 compared to the prior year. The increase is related to the impairment charge incurred in 2018 in relation to an end of life decision on our Bio-logic core technology of $5.6 million. This impairment charge was partially offset by purchase accounting adjustments in 2017 related to our Integra and RetCam acquisitions which did not recur in 2018.
Restructuring
Restructuring costs increased during the year ended December 31, 2018 compared to the prior year. This increase included costs associated with our executive management transition, which were approximately $10.0 million and were primarily comprised of accelerated vesting of stock compensation and severance expense. In 2018 we experienced impairment charges associated with exiting two of our non-core businesses, GND and Neurocom, which were categorized as restructuring expenses. We recorded a $14.8 million goodwill impairment charge related to GND. Impairment charges were also recorded for intangible and fixed assets related to GND and Neurocom, which totaled $2.8 million. Restructuring expenses were also incurred in 2018 in relation to the announcement of our new organizational structure, "One Natus."
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $7.7 million in the year ended December 31, 2018, compared to $3.6 million in the prior year. We reported $0.8 million of foreign currency exchange losses in the year ended December 31, 2018 versus $1.0 million of foreign currency gains in the prior year. This increase was driven primarily by the changing value of foreign currencies in which we transact. Interest expense was $6.8 million in the year ended December 31, 2018 compared to $5.1 million in the prior year related to interest expense payments on our outstanding debt while interest income of $0.3 million in the year ended December 31, 2018 was $0.1 million less than the amount reported for the prior year.
Provision for Income Tax
The effective tax rate for the year ended December 31, 2018 was 28.9% as compared to 494.0% for the prior year. The significantly lower effective rate in the year ended December 31, 2018 compared with the prior year is primarily due to the impacts of the 2017 Tax Act, including the repatriation tax on accumulated foreign earnings and re-measurement of net deferred tax assets recorded in the prior year, a reduction in withholding taxes from distribution of income, and reduction in the U.S. Federal corporate rate from 35% to 21%.

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
As of December 31, 2019, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $51.0 million. We intend to permanently reinvest this cash held by our foreign subsidiaries except for Excel-Tech and Natus Ireland subsidiaries, which we intend to repatriate. If, however, a portion of these permanently reinvested funds were needed and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank (“JP Morgan”), Citibank, NA (“Citibank”) and Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility (the “Credit Facility”). On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities. As of December 31, 2019 we had $55.0 million outstanding under the Credit Facility.

	December 31, 2019	December 31, 2018	December 31, 2017
Cash, cash equivalents, and investments	$63,297	$56,373	$88,950
Debt	54,665	104,474	154,283
Working capital	126,928	152,329	213,491

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Net cash provided by operating activities	$60,060	$33,020	$19,726
Net cash used in investing activities	(5,339)	(8,389)	(160,935)
Net cash provided by (used in) financing activities	(48,532)	(49,512)	5,826
Comparison of 2019, 2018, and 2017
During 2019 cash generated from operating activities of $60.1 million was the result of $15.7 million of net loss, non-cash adjustments to net loss of $63.2 million, and net cash outflows of $12.5 million from changes in operating assets and liabilities. The non-cash adjustments were $30.7 million of depreciation and amortization expense, $24.6 million of impairment for the sale of Medix, $8.4 million from share-based compensation, $2.9 million of warranty reserves, and $1.6 million of accounts receivable reserves, offset by deferred taxes of $5.4 million. Cash used in investing activities during the period was $5.3 million and consisted of cash used to acquire other property and equipment. Cash used in financing activities during the year ended December 31, 2019 was $48.5 million and consisted of repayments of $50.0 million of our outstanding debt under the Credit Facility, $1.7 million for taxes paid related to net share settlement of equity awards, $0.5 million of principal payments of financing lease liability, offset by proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases of $3.6 million.
During 2018 cash generated from operating activities of $33.0 million was the result of $22.9 million of net loss, non-cash adjustments to net loss of $70.1 million, and net cash outflows of $14.1 million from changes in operating assets and liabilities. The non-cash adjustments were $33.9 million of depreciation and amortization expense, $17.1 million from share-based compensation, a $14.8 million goodwill impairment charge related to GND, $8.2 million from intangible impairments, $6.9 million of accounts receivable reserves, and $2.2 million of warranty reserves, offset by deferred taxes of $13.7 million. Cash used in investing activities during the period was $8.4 million and consisted primarily of cash used to acquire other property and equipment of $7.9 million. Cash used in financing activities during the year ended December 31, 2018 was $49.5 million and consisted of repayments of $50.0 million of our outstanding debt under the Credit Facility, $5.6 million for repurchases of common stock under our share repurchase program, $5.2 million for taxes paid related to net share settlement of equity awards, offset by proceeds from stock option exercises and Employee Stock Purchase Program purchases of $11.5 million.
During 2017 cash generated from operating activities of $19.7 million was the result of $20.3 million of net loss, non-cash adjustments to net loss of $60.6 million, and net cash outflows of $20.6 million from changes in operating assets and liabilities. The non-cash adjustments were $30.1 million of depreciation and amortization expense, $10.0 million of accounts receivable reserves, $9.4 million from share-based compensation, $5.4 million of warranty reserves, $4.0 of deferred taxes and $1.7 million from intangible impairments. The change in operating assets and liabilities was driven primarily by an increase in accounts receivable and lower collections during the year compared to the prior year, and a decrease in deferred revenue related to the Venezuelan contract, partially offset by an increase in accrued liabilities for the transition tax under the Act for the deemed repatriation of foreign earnings and decreases in inventories and other assets. Cash used in investing activities during the period was $161.1 million and consisted primarily of the acquisition of Otometrics for $143.6 million, net of cash, and the Integra asset acquisition for $46.4 million, offset by sales of short-term investments of $34.0 million. Cash used to acquire other property and equipment was $4.1 million. Cash provided by financing activities during the year ended December 31, 2017 was $5.8 million and consisted of proceeds from borrowings under the Credit Facility of $60.0 million along with proceeds from stock option exercises and Employee Stock Purchase Program purchases of $3.5 million, offset by $45.0 million repayment of debt under the Credit Facility, $7.0 million for taxes paid related to net share settlement of equity awards, $3.0 million for contingent acquisition consideration, $2.3 million for repurchases of common stock under our share repurchase program, and $0.3 million of deferred debt issuance costs.
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
Contractual Obligations
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2019 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$44,955	$44,955	$—	$—	$—
Bank debt	55,000	—	55,000	—	—
Interest payments	2,390	1,907	483	—	—
Repatriation tax	9,113	797	1,751	3,830	2,735
Total	$111,458	$47,659	$57,234	$3,830	$2,735
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
We have a Credit Agreement with JP Morgan Chase Bank, Citibank, and Wells Fargo which matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of December 31, 2019 we have classified $35.0 million out of the $55.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
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

Foreign Exchange Rate Risk
We develop products in the U.S, Canada, and Europe, and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in the U.S. Dollar and Euro, with a portion of our sales denominated in the Canadian dollar and British pound. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase.

In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.
If the U.S. Dollar uniformly increased or decreased in strength by 10% relative to the currencies in which our sales were denominated, our net income would have correspondingly increased or decreased by an immaterial amount for the year ended December 31, 2019.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2019. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.
Interest Rate Risk
In 2018, we entered into an interest rate swap agreement with a notional amount of $40.0 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with our floating-rate debt. This interest rate swap agreement matures in September 2021 and converts a portion of our LIBOR floating-Rate debt to fixed-rate debt. The fair value of the interest rate swap agreement is based upon inputs corroborated by observable market data. Changes in the fair value of the interest rate swap agreement are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity and are amortized to interest expense over the term of the related debt.
As of December 31, 2019, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $143 thousand, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis. See Note 12 to these Condensed Consolidated Financial Statements for additional discussion on our financial instruments and derivatives.
Interest Rate Risk Sensitivity Analysis
Our remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. Based on a sensitivity analysis on actual rates experienced during 2019, a hypothetical increase in interest rates of 50 basis points would have resulted in increased interest expense of $0.4 million during the year ended December 31, 2019.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU 2019-05 which provides targeted transition relief guidance intended to increase comparability of financial statement information. The guidance for both updates is effective beginning January 1, 2020. We do not believe adoption will have a material impact to our consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Tax. This update includes removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. The ASU is effective for us on January 1, 2021. We are in the process of evaluating the impact of this standard on our consolidated financial statements.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. Forward-looking statements can be identified by the words “expects”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “will”, “outlook” and similar expressions. Forward-looking statements are based on management's current plans, estimates, assumptions and projections, and speak only as of the date they are made. These forward-looking statements within Item 7 include, without limitation, statements regarding our ability to capitalize on improving market conditions, the sufficiency of our current cash, cash equivalents and short-

term investment balances, any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, outcomes of new product development, improved operations performance and profitability as the result of restructuring activities, and our intent to acquire additional technologies, products or businesses.
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
Selected Quarterly Financial Data (Unaudited)
The following table presents our operating results for each of the eight quarters in the period ending December 31, 2019. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.
In the opinion of our management all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December 31, 2019	September 30, 2019 (1)	June 30, 2019 (1)	March 31, 2019 (1)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in thousands, except per amounts)
Revenue	$131,416	$123,463	$125,539	$114,757	$140,991	$130,638	$130,653	$128,609
Cost of revenue (a)	49,259	48,389	52,393	46,510	58,103	51,583	52,897	55,369
Intangibles amortization	1,679	1,736	1,746	1,756	2,689	1,930	2,717	1,587
Gross profit	80,478	73,338	71,400	66,491	80,199	77,125	75,039	71,653
Operating expenses:
Marketing and selling (b)	32,268	30,787	32,324	33,729	34,206	33,200	33,401	35,872
Research and development (c)	17,567	14,447	13,324	13,394	15,296	15,127	15,616	15,443
General and administrative (d)	15,261	15,394	12,690	16,306	13,632	15,799	23,721	17,448
Intangibles amortization	3,844	3,751	3,763	3,786	9,151	4,477	4,151	4,806
Restructuring	3,592	1,106	2,668	37,372	23,049	11,432	1,938	812
Total operating expenses	72,532	65,485	64,769	104,587	95,334	80,035	78,827	74,381
Income (loss) from operations	7,946	7,853	6,631	(38,096)	(15,135)	(2,910)	(3,788)	(2,728)
Other income (expense), net	(670)	(1,609)	(1,200)	(2,112)	(2,754)	(726)	(2,398)	(1,821)
Income (loss) before provision for (benefit from) income tax	7,276	6,244	5,431	(40,208)	(17,889)	(3,636)	(6,186)	(4,549)
Provision for (benefit from) income tax (e)	4,266	(1,987)	1,944	(9,809)	(6,256)	1,940	(3,609)	(1,401)
Net income (loss)	$3,010	$8,231	$3,487	$(30,399)	$(11,633)	$(5,576)	$(2,577)	$(3,148)
Earnings (loss) per share:
Basic	$0.09	$0.24	$0.10	$(0.91)	$(0.35)	$(0.17)	$(0.08)	$(0.10)
Diluted	$0.09	$0.24	$0.10	$(0.91)	$(0.35)	$(0.17)	$(0.08)	$(0.10)
Weighted average shares used in the calculation of net earnings (loss) per share:
Basic	33,691	33,655	33,639	33,590	33,495	33,321	32,859	32,760
Diluted	33,829	33,738	33,690	33,590	33,495	33,321	32,859	32,760
(1) During the fourth quarter of 2019, we corrected certain previously reported financial information for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 related to the accounting for certain research and development activities in an arrangement with a third party, certain invoice accruals, adjustments resulting from physical inventory observations, and the income tax impacts of these immaterial adjustments. The correction of the immaterial errors resulted in the following:

(a)
Cost of revenue increased $0.1 million and $0.2 million for the quarters ended March 31, 2019 and June 30, 2019, respectively. Cost of revenue decreased $0.3 million for the quarter ended September 30, 2019.

(b)	Marketing and selling expense increased $0.1 million for the quarter ended June 30, 2019 and decreased $0.1 million for the quarter ended September 30, 2019.

(c)	Research and development expense increased $0.3 million, $0.6 million, and $0.3 million for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019 respectively.

(d)	General and administrative expense increased $0.3 million for the quarter ended September 30, 2019.

(e)	Provision for income tax decreased by $0.1 million, $0.2 million, and $6 thousand for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019, respectively.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2019. This conclusion was based on the material weakness in our internal control over financial reporting further described below.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 due to a material weakness that existed in the Company’s internal control over financial reporting as further described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As part of closing our books for the fourth quarter of 2019 we identified immaterial errors that indicated certain deficiencies existed in the Company’s internal control over financial reporting.  Specifically, we did not have controls designed to identify and properly account for certain research and development activities related to an arrangement with a third party. Additionally, insufficient training provided to a new control operator and the design of one of our controls over payroll accounts contributed to an error in the period end accrual. The Company has concluded that these deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness in internal control over financial reporting as of December 31, 2019.
Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K, and, as part of its audit, has issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report is included herein in Part II, Item 9A of this Annual Report on Form 10-K.
Remediation Efforts to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described above, we plan to make substantive changes to enhance our design of controls intended to identify and assess contracts that include research and development activities and to aid in confirming the accuracy of our payroll accounts.  Specifically, we plan to formalize a policy that provides guidance on proper identification, analysis and treatment of contracts that include research and development activities.  We also intend to provide training to the finance team to ensure the policy is communicated, understood and followed.  We intend to strengthen the control design for payroll accounts to require that specific review procedures be completed and to formalize the results of required review procedures in a checklist format including reviewer signoff. Additionally, we plan to institute a process to monitor changes to our control operators responsible for key controls over financial reporting and implement a control to verify that appropriate training is provided to new control operators to mitigate this risk of change in our system of control.
Changes in Internal Control over Financial Reporting
Except for the material weakness identified above, there has been no change in our internal control over financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Natus Medical Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company did not have controls designed to identify and properly account for certain research and development activities related to an arrangement with a third party. Additionally, insufficient training provided to a new control operator and the design of one of the Company’s controls over payroll accounts contributed to an error in the period-end accrual.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
(signed) KPMG LLP
San Francisco, California
March 2, 2020

ITEM 9B.    Other Information
None.

PART III
We will provide information that is responsive to this Part III in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (our “2020 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Part III by reference.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
We will provide certain other information that is responsive to this Item 10 in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 10 by reference.
Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee of our Board of Directors are Kenneth E. Ludlum, Thomas J. Sullivan, and Alice D. Schroeder. Our Board of Directors has determined that Kenneth E. Ludlum is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
ITEM 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 11 by reference.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2018 Stock Awards Plan and our 2011 Employee Stock Purchase Plan as of December 31, 2019.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	247,029	$35.31	2,764,603
Equity compensation plans not approved by security holders	—	—	—
Total	247,029	35.31	2,764,603
We will provide certain other information that is responsive to this Item 12 in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 12 by reference.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

We will provide information that is responsive to this Item 13 in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 13 by reference.
ITEM 14.     Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our 2020 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 14 by reference.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2019, 2018 and 2017
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2019
Allowance for doubtful accounts	$6,960	$1,584	$(1,160)	$7,384
Valuation allowance	637	—	(31)	606
Warranty reserve	9,391	3,949	(6,936)	6,404
Year ended December 31, 2018
Allowance for doubtful accounts	$8,978	$6,423	$(8,441)	$6,960
Valuation allowance	5,862	—	(5,225)	637
Warranty reserve	10,995	4,487	(6,091)	9,391
Year ended December 31, 2017
Allowance for doubtful accounts	$4,182	$10,017	$(5,221)	$8,978
Valuation allowance	3,706	2,156	—	5,862
Warranty reserve	10,670	5,370	(5,045)	10,995

(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K.

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of July 25, 2001	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of September 12, 2012	8-K	3.1	000-33001	9/13/2012
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of June 5, 2019	8-K	3.1	000-33001	6/7/2019
3.4	Second Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/16/2019
4.1	Specimen stock certificate for shares of common stock, par value $0.001 per share	S-1/A	4.1	333-44138	2/9/2001
4.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
4.3	Description of Common Stock
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1*	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2*	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5*	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Natus Medical Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).
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
Dated: March 2, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JONATHAN A. KENNEDY	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020
(Jonathan A. Kennedy)
/S/ B. DREW DAVIES	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
(B. Drew Davies)
/S/ BARBARA R. PAUL	Chairperson of the Board of Directors	March 2, 2020
(Barbara R. Paul)
/S/ LISA W. HEINE	Director	March 2, 2020
(Lisa W. Heine)
/S/ JOSHUA H. LEVINE	Director	March 2, 2020
(Joshua H. Levine)
/S/ KENNETH E. LUDLUM	Director	March 2, 2020
(Kenneth E. Ludlum)
/S/ ALICE D. SCHROEDER	Director	March 2, 2020
(Alice D. Schroeder)
/S/ THOMAS J. SULLIVAN	Director	March 2, 2020
(Thomas J. Sullivan)

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, on a modified retrospective basis as of January 1, 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of net realizable value adjustments for inventory excess and obsolescence
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has inventory with a carrying value of $89.6 million at December 31, 2019, of which $71.4 million is classified as current and $18.2 million is classified as noncurrent. Within noncurrent inventory are service components for products the Company no longer sells and inventory purchased for lifetime buys, which are required by regulation given the nature of the Company’s products. The Company reduces the carrying value of inventory for any differences between its cost and estimated net realizable value. Net realizable value is estimated by evaluating ending inventories for excess quantities, obsolescence, and other factors that potentially impact the Company’s ability to consume inventory for its intended use. In making its estimate of net realizable value, the Company’s evaluation includes an analysis of historical sales by product, projections of future demand by product, and an analysis of obsolescence by product.

We identified the evaluation of net realizable value adjustments for inventory excess and obsolescence as a critical audit matter given the high degree of auditor judgement required. The degree of auditor judgment required was considered high given the inherent uncertainty in projecting future demand and complexity involved in assessing whether the Company’s analysis of historical sales by product, projections of future demand, and assessment of obsolescence effectively captured the subset of inventory requiring net realizable value adjustments.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify inventory subject to risk of excess and obsolescence and reduce this inventory to an estimate of net realizable value. In evaluating potential excess inventory, we compared on hand inventory to the Company’s estimate of future inventory consumption. We evaluated the estimate of future inventory consumption through an analysis of historical inventory usage by product and information obtained from the Company’s manufacturing planning department. We obtained internal and external product inspection reports to identify inventory subject to remediation and evaluated the Company’s assessment of obsolescence. We also compared the Company’s estimate of net realizable value adjustments for identified excess and obsolete to the prior period estimate and to actual inventory scrapping history.

(signed) KPMG LLP
We have served as the Company's auditor since 2014.

San Francisco, California
March 2, 2020

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$63,297	$56,373
Accounts receivable, net of allowance for doubtful accounts of $7,384 and $6,960	115,889	127,041
Inventories	71,368	79,736
Prepaid expenses and other current assets	19,195	22,625
Total current assets	269,749	285,775
Property and equipment, net	24,702	22,913
Operating lease right-of-use assets	15,046	—
Intangible assets, net	114,799	139,453
Goodwill	146,367	147,644
Deferred income tax	30,355	22,639
Other assets	21,509	19,716
Total assets	$622,527	$638,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,253	$28,805
Current portion of long-term debt	35,000	35,000
Current portion of operating lease liabilities	5,871	—
Accrued liabilities	54,451	52,568
Deferred revenue	20,246	17,073
Total current liabilities	142,821	133,446
Long-term liabilities:
Other liabilities	17,616	19,845
Long-term debt	19,665	69,474
Operating lease liabilities	12,051	—
Deferred income tax	14,251	16,931
Total liabilities	206,404	239,696
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 34,148,700 in 2019 and 33,804,379 in 2018	344,476	334,215
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2019 and in 2018	—	—
Retained earnings	87,922	102,261
Accumulated other comprehensive loss	(16,275)	(38,032)
Total stockholders’ equity	416,123	398,444
Total liabilities and stockholders’ equity	$622,527	$638,140
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenue	$495,175	$530,891	$500,970
Cost of revenue	196,551	217,952	213,376
Intangibles amortization	6,916	8,924	6,380
Gross profit	291,708	304,015	281,214
Operating expenses:
Marketing and selling	129,109	136,680	126,166
Research and development	58,733	61,482	51,822
General and administrative	59,649	70,599	74,424
Intangibles amortization	15,144	22,585	19,171
Restructuring	44,739	37,231	914
Total operating expenses	307,374	328,577	272,497
Income (loss) from operations	(15,666)	(24,562)	8,717
Other expense, net	(5,591)	(7,698)	(3,567)
Income (loss) before provision (benefit) for income tax	(21,257)	(32,260)	5,150
Provision (benefit) for income tax	(5,586)	(9,325)	25,443
Net loss	$(15,671)	$(22,935)	$(20,293)
Net loss per share:
Basic	$(0.47)	$(0.69)	$(0.62)
Diluted	$(0.47)	$(0.69)	$(0.62)
Weighted average shares used in the calculation of net loss per share:
Basic	33,696	33,111	32,564
Diluted	33,696	33,111	32,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Net loss	(15,671)	(22,935)	(20,293)
Other comprehensive income (loss):
Unrealized losses on available-for-sale investments	$—	$—	$(45)
Foreign currency translation adjustment	(1,576)	(14,360)	21,470
Interest rate swap designated as a cash flow hedge	(180)	(77)	—
Reclassification of stranded tax effects upon adoption of ASU 2018-02	(1,332)	—	—
Reclassification of deferred foreign currency related adjustments related to the sale of Medix (See FN 23)	24,845	—	—
Total other comprehensive income (loss)	21,757	(14,437)	21,425
Comprehensive income (loss)	$6,086	$(37,372)	$1,132
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2016	32,920,246	$312,986	$149,408	$(45,020)	$417,374
Vesting of restricted stock units	35,929	—	—	—	—
Net issuance of restricted stock awards	249,366	—	—	—	—
Employee stock purchase plan	48,470	1,581	—	—	1,581
Stock-based compensation expense	—	9,445	—	—	9,445
Repurchase of company stock	(60,800)	(2,268)	—	—	(2,268)
Taxes paid related to net share settlement of equity awards	(193,212)	(7,052)	—	—	(7,052)
Exercise of stock options	134,102	1,885	—	—	1,885
Other comprehensive income	—	—	—	21,425	21,425
Net loss	—	—	(20,293)	—	(20,293)
Balances, December 31, 2017	33,134,101	$316,577	$129,115	$(23,595)	$422,097
Cumulative-effect adjustment for ASU 2016-16	—	—	(3,919)	—	(3,919)
Vesting of restricted stock units	266	—	—	—	—
Net issuance of restricted stock awards	272,941	—	—	—	—
Employee stock purchase plan	63,649	1,700	—	—	1,700
Stock-based compensation expense	—	17,003	—	—	17,003
Repurchase of company stock	(173,545)	(5,630)	—	—	(5,630)
Taxes paid related to net share settlement of equity awards	(160,700)	(5,183)	—	—	(5,183)
Exercise of stock options	667,667	9,748	—	—	9,748
Other comprehensive loss	—	—	—	(14,437)	(14,437)
Net loss	—	—	(22,935)	—	(22,935)
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02			1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	175,833	—	—	—	—
Employee stock purchase plan	53,839	1,354	—	—	1,354
Stock-based compensation expense	—	8,315	—	—	8,315
Taxes paid related to net share settlement of equity awards	(51,784)	(1,689)	—	—	(1,689)
Exercise of stock options	124,303	2,281	—	—	2,281
Other comprehensive income	—	—	—	23,089	23,089
Net loss	—	—	(15,671)	—	(15,671)
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(15,671)	$(22,935)	$(20,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	1,584	6,909	10,017
Depreciation and amortization	30,722	33,863	30,098
(Gain) loss on disposal of property and equipment	449	746	(21)
Impairment of intangible assets	—	8,192	1,674
Impairment charge for sale of entity	24,571	—	—
Goodwill impairment charge	—	14,846	—
Warranty reserve	2,886	2,168	5,370
Stock-based compensation	8,352	17,051	9,445
Deferred taxes	(5,364)	(13,714)	4,032
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	9,817	(5,199)	(30,473)
Inventories	7,185	(7,443)	7,581
Other assets	(2,486)	(5,118)	5,492
Accounts payable	(1,367)	4,105	(1,385)
Accrued liabilities	(4,010)	(2,527)	5,421
Deferred revenue	3,392	2,076	(7,232)
Net cash provided by operating activities	60,060	33,020	19,726
Investing activities:
Acquisition of businesses, net of cash acquired	—	151	(190,888)
Acquisition of property and equipment	(5,326)	(7,875)	(4,066)
Acquisition of intangible assets	(13)	(665)	—
Sales of short-term investments	—	—	34,019
Net cash used in investing activities	(5,339)	(8,389)	(160,935)
Financing activities:
Proceeds from stock option exercises and ESPP	3,635	11,448	3,466
Principal payments of financing lease liability	(478)	—	—
Repurchase of company stock	—	(5,630)	(2,268)
Taxes paid related to net share settlement of equity awards	(1,689)	(5,183)	(7,052)
Proceeds from long-term borrowings	—	—	60,000
Deferred debt issuance costs	—	—	(354)
Contingent consideration earn-out	—	(147)	(2,966)
Payments on borrowings	(50,000)	(50,000)	(45,000)
Net cash provided by (used in) financing activities	(48,532)	(49,512)	5,826
Exchange rate effect on cash and cash equivalents	735	(7,696)	10,782
Net increase (decrease) in cash and cash equivalents	6,924	(32,577)	(124,601)
Cash and cash equivalents, beginning of year	56,373	88,950	213,551
Cash and cash equivalents, end of year	$63,297	$56,373	$88,950
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,580	$6,169	$4,464
Cash paid for income taxes	$6,445	$9,247	$5,740
Non-cash investing activities:
Property and equipment included in accounts payable	$69	$167	$148
Inventory transferred to property and equipment	$300	$1,211	$1,006
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018 and 2017
1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Natus Medical Incorporated (“we”, “our”, “us”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. We are a leading provider of medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, head-cooling products for the treatment of brain injury in newborns, incubators to control the newborn’s environment, software systems for managing and tracking disorders and diseases for public health laboratories, computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals.
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements includes our accounts and accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications to the prior periods have been made to conform to the current period presentation.
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
Revenue recognition
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control of devices, supplies, or services. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.
For the majority of devices and supplies, we transfer control and recognize revenue when products ship from the warehouse to the customer. We generally do not provide rights of return on devices and supplies. Freight charges billed to customers are included in revenue and freight-related expenses are charged to cost of revenue.
Depending on the terms of the arrangement, we may also defer the recognition of a portion of the consideration received because we have to satisfy a future obligation (e.g. installation). Judgment is required to determine the standalone selling price for each distinct performance obligation. Our estimate of SSP is a point estimate.  The estimate is calculated annually for each performance obligation that is not sold separately. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.
We sell separately-priced service contracts that extend maintenance coverages for both medical devices and data management systems beyond the base agreements to customers. The separately priced service contracts range from 12 months to 60 months. We receive payment at the inception of the contract and recognize revenue ratably over the service period.
For products containing embedded software, we have determined that the hardware and software components function together to deliver the products' essential functionality and are considered a combined performance obligation. Revenue recognition policies for sales of these products are substantially the same as for other tangible products.
Inventory Valuation
Inventories are carried at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The carrying value of our inventory is reduced for any difference between cost and estimated net realizable value of the inventory. We determine net realizable value by evaluating ending inventories for excess quantities, obsolescence, and other factors that could impact our ability to consume inventory for its intended use. Our evaluation includes an analysis of historical sales by product, projections of future demand by product, and an analysis of obsolescence by product. Adjustments to the value of inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

Intangible assets
We amortize intangible assets with finite lives over the estimate of their useful lives. Any future changes that would limit their useful lives or any determination that these assets are carried at amounts greater than their estimated fair value could result in acceleration of amortization over a revised useful life.
We review intangible assets with finite lives for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the finite-lived intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the finite-lived intangible assets are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of the asset and its fair value. We estimate the fair value of finite-lived intangible assets by using an income approach or, when available and appropriate, using a market approach.
Goodwill
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired.
Goodwill is tested for impairment at the reporting unit level. In 2018 and 2017 we had four reporting units for purposes of goodwill impairment testing. In early 2019 we announced the implementation of a new organizational structure which consolidated our three strategic business units, Neuro, Newborn Care and Hearing & Balance into “One Natus”. As a result of these organizational changes we have concluded we have one operating segment and one reporting unit for purposes of goodwill impairment testing in 2019.
In accordance with accounting standards we perform a qualitative assessment to test goodwill for impairment prior to the performing the first step of the goodwill impairment process. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit.
Prior to the adoption of ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) in 2019, which simplified the goodwill impairment test, if the fair value of a reporting unit was less than its carrying amount, we would perform a two-step impairment test on goodwill. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.
Based on the qualitative assessment in 2019 and 2017, we determined the fair value of goodwill was more likely than not greater than its carrying amount, and no further analysis was needed.
Due to organizational changes announced in late 2018 our evaluation of our GND reporting unit, which was part of our Neuro business unit, was determined to be impaired. Prior to calculating the goodwill impairment loss, we analyzed the recoverability of GND long-lived assets (other than goodwill). As a result, we recorded a goodwill impairment charge of $14.8 million within restructuring expense on our income statement. There was no remaining goodwill in the GND reporting unit as of December 31, 2018.
In 2019 we elected to early adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The adoption of this standard eliminates the second step of the two-step impairment test described above and allows a Company to expense the difference between carrying amount in excess of the fair value of the reporting unit as a reduction in goodwill. The adoption of ASU 2017-04 did not have an impact on our consolidated financial statements as we concluded based on the qualitative assessment performed in 2019 that the fair value of the reporting unit was more likely than not to be greater than its carrying amount, and no further analysis was needed.
Leases
We determine if an arrangement is a lease at inception of the lease. Right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term, and lease liabilities represent an obligation to make lease payments arising from the

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

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
Long lived assets
We continually monitor events and changes in circumstances that could indicate that carrying amounts of our long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we will assess the recoverability by determining whether the carrying value of an asset group will be recovered through undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the asset group, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
Liability for product warranties
We provide a warranty for products that is generally one year in length. In some cases, regulations may require us to provide repair or remediation beyond the typical warranty period. If any products contain defects, we may be required to incur additional repair and remediation costs. Service, repair and calibration services are provided by a combination of our owned facilities and vendors on a contract basis.
We accrue estimated product warranty costs at the time of sale based on historical experience. A warranty reserve is included in accrued liabilities for the expected future costs of servicing products. Additions to the reserve are based on management’s best estimate of probable liability. We consider a combination of factors including material and labor costs, regulatory requirements, and other judgments in determining the amount of the reserve. The reserve is reduced as costs are incurred to honor existing warranty and regulatory obligations.
Share-based compensation
We recognize share-based compensation expense associated with employee stock options under the single-option straight line method over the requisite service period, which is generally a four-year vesting period and ten-year contractual term pursuant to ASC Topic 718, Compensation-Stock Compensation. See Note 16 of the Consolidated Financial Statements.
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
We recognize share-based compensation associated with Restricted Stock Awards (“RSA”) and Restricted Stock Units (“RSU”). RSAs and RSUs vest ratably over a three-year period for employees. RSAs and RSUs for executives vest over a four-year period; 25% on each of the annual anniversaries. RSAs and RSUs for non-employees (Board of Directors) vest over a one-year period; 100% on the first anniversary. The value is estimated based on the market value of Natus common stock on the date of issuance pursuant to ASC Topic 718, Compensation-Stock Compensation.
We grant market stock unit (“MSU”) awards to certain employees. We estimate the fair value of MSUs at the date of grant using a Monte Carlo simulation model and amortize those fair values over the requisite service period, which is generally three years. The Monte Carlo simulation model that we use to estimate the fair value of market-based MSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based MSUs, which is determined at the date of grant, must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the performance of the specified market criteria.
We issue new shares of common stock upon the exercise of stock options and the vesting of RSAs, RSUs, and MSUs.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

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
Allowance for Doubtful Accounts
We estimate the allowance for potentially uncollectible accounts receivable based on historical collection experience within the markets in which we operate and other customer-specific information, such as bankruptcy filings or customer liquidity problems. When all internal efforts have been exhausted to collect the receivable, it is written off and relieved from the reserve.
Assets and Liabilities Held for Sale
We consider assets and liabilities to be held for sale when all of the following criteria are met:
•Management approves and commits to a formal plan to sell the asset or disposal group;
•The assets or disposal group is available for immediate sale in its present condition;
•An active program to locate a buyer and other actions required to complete the sale have been initiated;
•The sale of the asset or disposal group is expected to be completed within one year;
•The asset or disposal group is being actively marketed for sale at the price that is reasonable in relation to the current fair value; and
•It is unlikely that significant changes will be made to the plan.
Assets held for sale are not depreciated. Upon designation of the asset or disposal group as held for sale, we record the asset or disposal group at the lower of its carrying value or its estimated fair value, less estimated costs of sale. We consider deferrals accumulated in other comprehensive income, including cumulative currency translation adjustments, in the total carrying value of the disposal group in accordance with GAAP. Any loss resulting from this measurement is recognized on our income statement as a restructuring operating expense in the period in which the held for sale criteria are met and gains, if any are not recognized until the date of sale. We assess the fair value of assets held for sale less any costs to sell each reporting period it remains classified as held for sale and report any reduction in fair value as an adjustment to the carrying value of the assets held for sale.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, investments, accounts receivable, and accounts payable. Cash is reported at its fair value on the balance sheet dates. The recorded carrying amounts of investments, accounts receivable and accounts payable approximate their fair values due to the short-term maturities.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, computer software and hardware, demonstration and loaned equipment, and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized and amortized on a straight-line basis over three years.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

We record net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. To the extent that previously reserved deferred tax assets are estimated to be realizable, we adjust the valuation allowance which reduces the provision for income taxes.
We recognize the tax benefit of uncertain tax positions in the financial statements as defined in ASC Topic 740, Income Tax. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement, as defined in ASC 740-10-05.
Foreign Currency
The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. We have recorded $(1.6) million, $(14.4) million, and $21.5 million of foreign currency translation gains (losses) for the years ended December 31, 2019, 2018 and 2017, respectively.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in other income and expense. In 2019, 2018, and 2017, net foreign currency transaction gains (losses) were $(0.8) million, $(0.8) million, and $1.0 million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. dollar, Canadian dollar, Euro, British pound, and Danish kroner.
Effective July 1, 2018, Argentina's economy is considered to be highly inflationary under U.S. GAAP since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the cumulative inflation rates published by Center for Audit Quality (CAQ) SEC Regulations Committee and its International Practices Task Force (IPTF). As a result, beginning July 1, 2018, the U.S. dollar is the functional currency for our subsidiary in Argentina, Medix I.C.S.A. (“Medix”). Accordingly, all gains and losses resulting from the translation of our Argentinian operations are required to be recorded directly in the statement of operations. Through June 30, 2018, prior to being designated as highly inflationary, currency translation adjustments of Medix's balance sheet are reflected in shareholders' equity as part of Accumulated Other Comprehensive Income; however subsequent to July 1, 2018, such adjustments are reflected in earnings. Currency adjustments recorded in earnings for Medix subsequent to July 1, 2018 represented a gain of $0.9 million.
We divested our wholly owned subsidiary, Medix, on April 2, 2019 via a stock sale. Included in the year ended December 31, 2019 is the impact of the sale of Medix, which was completed as of June 30, 2019, and the deferred foreign currency related translation adjustments previously in accumulated other comprehensive income have been released from the balance sheet along with the held for sale accrual (See Note 23 - Sale of a Certain Subsidiary).
Comprehensive Income
We report by major components and as a single total the change in net assets during the period as defined in ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income (loss) has been separately stated from the consolidated statements of operations. Accumulated other comprehensive loss consists of translation gains and losses on foreign subsidiary financial statements, interest rate swap designated as a cash flow hedge, reclassifications from the adoption of ASU 2018-02, and reclassification of previously recorded deferred foreign currency related translation adjustment losses upon the divestiture of Medix.
Basic and Diluted Net Income per Share
We compute net income per share as defined in ASC Topic 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents are options granted, shares of restricted stock, and shares of market stock issued under the stock awards plans and are calculated under the treasury stock method. Common equivalent shares from unexercised stock options and restricted stock are excluded from the computation when there is a loss as the effect is anti-dilutive, or if the exercise price of such options is greater than the average market price of the stock for the period.
Recently Adopted Accounting Pronouncements
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
Years Ended December 31, 2019, 2018 and 2017

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
The new standard became effective for us on January 1, 2019. We adopted the new standard using the modified retrospective transition method with the effective date as the date of initial application. Upon adoption, we recognized additional new lease assets of approximately $19.5 million and additional lease liabilities of approximately $22.3 million as of January 1, 2019. The standard did not materially affect consolidated net earnings. By electing the effective date as the date of initial application, financial performance has not been adjusted and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. See Significant Accounting Policies and Note 8 for additional discussion and disclosure.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU was effective for us on January 1, 2019. Upon adoption, we reclassified its stranded tax effects resulting from the 2017 Act of $1.3 million, resulting in a decrease to AOCI and an increase to retained earnings as of January 1, 2019.
2—BUSINESS COMBINATIONS
The assets acquired and liabilities assumed at the date of acquisition are recorded in the Consolidated Financial Statements at the respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets is recorded as goodwill.
The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determine the fair value by applying established valuation techniques, based on information that management believes to be relevant to this determination. We also utilize independent third parties to assist in the valuation of goodwill and intangible assets.
The results of operations from acquisitions are included in the Consolidated Financial Statements from the date of the acquisition.
Integra
On October 6, 2017, we acquired certain neurosurgery business assets from Integra LifeSciences (“Integra” or “Neurosurgery”) for $46.2 million in cash. As part of the acquisition, we acquired a global product line, including the manufacturing facility it leases from a third party and the U.S. rights related to four other product lines. The total purchase price has been allocated to $13.7 million of tangible assets, $25.7 million of intangible assets with an associated weighted average life of 9 years being

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

amortized on the straight line method, and $8.1 million of goodwill, offset by $1.3 million of net liabilities. Besides pro forma revenue, pro forma financial information for the Integra acquisition is not presented as certain Integra expense data necessary to present pro forma net income and pro forma earnings per share is not available. Pro forma revenue assuming the acquisition occurred on January 1, 2017 would be $539.1 million for the year ended December 31, 2017.
Otometrics
On January 3, 2017, we acquired the Otometrics business from GN Store Nord A/S for a cash purchase price of $149.2 million, which includes a $4.2 million net working capital adjustment. Otometrics is a manufacturer of hearing diagnostics and balance assessment equipment, disposables and software. Otometrics provides computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms to hearing and balance care professionals worldwide. Otometrics has a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets.
Management worked with an independent valuation firm to determine fair values of the identifiable intangible assets. We used a combination of income approaches including relief from royalty and multi-period excess earnings methods. The valuation models were based on estimates of future operating projections of the acquired business and rights to sell products as well as judgments on the discount rates used and other variables. We determined the forecasts based on a number of factors, including our best estimate of near-term net sales expectations and long-term projections, which included a review of internal and independent market analyses.

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

The following table summarized the changes in the contract assets and contract liability balances for the year ended December 31, 2019 (in thousands):

Unbilled AR, December 31, 2018	$3,012
Additions	354
Transferred to Trade Receivable	(699)
Unbilled AR, December 31, 2019	$2,667

Deferred Revenue, December 31, 2018	$21,410
Additions	19,465
Revenue Recognized	(16,067)
Deferred Revenue, December 31, 2019	$24,808

At December 31, 2019, the contract assets of $2.7 million were included in accounts receivable in the consolidated balance sheet. At December 31, 2019, the short-term portion of the contract liability of $20.2 million and the long-term portion of $4.6 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of December 31, 2019, we expect to recognize revenue associated with deferred revenue of approximately $20.2 million in 2020, $2.2 million in 2021, $1.2 million in 2022, $0.7 million in 2023, and $0.5 million thereafter.

4—INVENTORIES
Inventories consist of (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

	December 31,
	2019	2018
Raw materials and subassemblies	$37,259	$31,459
Work in process	1,780	2,424
Finished goods	50,521	63,932
Total Inventories	89,560	97,815
Less: Non-current Inventories	(18,192)	(18,079)
Inventories	$71,368	$79,736

Non-current inventory consists of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products that we no longer sell, inventory purchased for lifetime buys, inventory built as a last-time build, and inventory that is turning at a slow rate. We believe that these inventories will be utilized for their intended purpose.

5—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2019	2018
Land	$1,719	$1,828
Buildings	6,943	7,036
Leasehold improvements	8,664	4,649
Finance lease right-of-use assets	2,377	—
Office furniture and equipment	22,819	23,487
Computer software and hardware	12,610	12,803
Demonstration and loaned equipment	11,621	12,843
	66,753	62,646
Accumulated depreciation	(42,051)	(39,733)
Total	$24,702	$22,913

Depreciation expense of property and equipment was $6.6 million, $6.0 million, and $4.1 million in the years ending December 31, 2019, 2018 and 2017, respectively.

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2019				December 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Technology	$108,400	(6,035)	$(55,408)	$46,957	$111,198	(6,768)	$(50,046)	$54,384
Customer related	90,351	(50)	(40,527)	49,774	99,440	(1,961)	(38,574)	58,905
Trade names	45,874	(3,237)	(25,355)	17,282	47,217	(4,397)	(19,250)	23,570
Internally developed software	13,281	—	(12,606)	675	16,264	—	(14,164)	2,100
Patents	2,692	(133)	(2,559)	—	2,718	(133)	(2,524)	61
Service Agreements	1,190	—	(1,079)	111	1,190	—	(757)	433
Total Definite-lived intangible assets	261,788	(9,455)	(137,534)	114,799	278,027	(13,259)	(125,315)	139,453

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

Finite lived intangible assets are amortized over their weighted average lives, which are 14 years for technology, 13 years for patents, 10 years for customer-related intangibles, 7 years for trade names, 6 years for internally developed software, 2 years for service agreements, and 11 years weighted average in total.
Internally developed software consists of $11.1 million relating to costs incurred for development of internal use computer software and $2.2 million for development of software to be sold.
During the fourth quarter of 2018 we recorded an impairment charge related to intangible assets of $8.2 million. These impairments relate to end of life decisions for the core technology utilized in our Bio-logic products and our GND and Neurocom product lines. We acquired Bio-logic core technology as part of the acquisition of Bio-logic Systems Corp in 2006 and have maintained the technology since its acquisition. In 2018 we partnered with one of our contract manufacturers to develop and manufacture the next generation technology to be used in its Bio-logic products. The decision to develop this new technology resulted in an impairment of the originally acquired core technology of $5.6 million, which was recorded within intangibles amortization expense on our income statement.
On January 15, 2019, we announced the implementation of a new organizational structure, "One Natus." As a result of this new organizational structure, we announced we exited two of our non-core businesses, GND and Neurocom. The decision to exit these non-core businesses resulted in the impairment of intangible assets of $2.6 million as of December 31, 2018. These impairments were the result of deterioration of expected future cash flows as compared to the carrying value of the assets. Impairments were determined by performing an undiscounted cash flow analysis on intangibles assets. The impairment charge for GND and Neurocom is recorded on our income statement within restructuring expense.
Amortization expense related to intangible assets with finite lives, including impairment charges described above, was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Technology	$6,906	$14,100	$7,705
Customer related	8,662	12,244	10,945
Trade names	6,111	6,736	6,479
Internally developed software	1,438	2,123	2,117
Patents	60	84	244
Service Agreements	322	757	—
Total amortization	$23,499	$36,044	$27,490

The amortization expense amounts shown above include internally developed software not held for sale of $1.3 million, $1.9 million, and $1.9 million for the years ended 2019, 2018, and 2017, respectively. The amortization expense for internally developed software not held for sale is recorded within our income statement as a general and administrative operating expense.
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2020	$21,616
2021	20,724
2022	17,329
2023	16,375
2024	14,483
Thereafter	24,272
Total expected amortization expense	$114,799

7—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

As of December 31, 2017	$172,998
Purchase Accounting Adjustments	(7,324)
Impairment charge	(14,846)
Foreign currency translation	(3,184)
As of December 31, 2018	$147,644
Foreign currency translation	(1,277)
As of December 31, 2019	$146,367

8—LEASES
We have operating and finance leases for offices, warehouses, and certain equipment. The leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to ten years. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.

Components of lease cost were as follows (in thousands):

Year Ended December 31,
2019
Operating lease cost	$6,823
Finance lease cost:
Amortization of right-of-use assets (principal payments)	466
Interest on lease liabilities	58
Short-term lease cost	51
Variable lease cost	2,836
Sublease income	(179)
Total lease cost	$10,055
Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,612
Operating cash flows from finance leases	42
Financing cash flows from finance leases	478
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,697
Finance leases	300

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$15,046

Current portion of operating lease liabilities	$5,871
Operating lease liabilities	12,051
Total operating lease liabilities	$17,922

Finance Leases
Property and equipment, gross	$2,377
Accumulated amortization	(1,418)
Property and equipment, net	$959

Accrued liabilities	$390
Other liabilities	599
Total finance lease liabilities	$989

Weighted Average Remaining Lease Term
Operating leases	3.75 years
Finance leases	2.92 years
Weighted Average Discount Rate
Operating leases	5.3%
Finance leases	5.1%

As of December 31, 2019, future minimum lease payments included in the measurement of lease liabilities on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2020	$6,788	$401
2021	5,302	346
2022	3,657	176
2023	2,498	97
2024	1,277	5
Thereafter	842	—
Total lease payments	20,364	1,025
Less imputed interest	(2,442)	(36)
Total	$17,922	$989

9—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

	December 31,
	2019	2018
Compensation and related benefits	$26,991	$24,891
Warranty reserve	6,404	9,391
Accrued federal, state, and local taxes	11,156	8,285
Accrued amounts due to customers	3,008	5,507
Accrued professional fees	2,083	1,820
Accrued selling expenses	507	246
Self-funded insurance expense	950	—
Accrued travel	224	201
Deferred rent	—	205
Other	3,128	2,022
Total	$54,451	$52,568

10—LONG-TERM OTHER LIABILITIES
Long-term other liabilities consist of (in thousands):

	December 31,
	2019	2018
Long-term taxes payable	$12,330	$15,425
Non-current deferred revenue	4,563	4,338
Finance lease liabilities	599	—
Other	124	82
Total	$17,616	$19,845

11—DEBT AND CREDIT ARRANGEMENTS
We have a Credit Agreement with JP Morgan, Citibank and Wells Fargo. The Credit Agreement provides for an aggregate $150 million of secured revolving credit facility. In the third quarter of 2017, we exercised the right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. The Credit Agreement contains covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities.
In addition to the customary restrictive covenants listed above, the Credit Agreement also contains financial covenants that require us to maintain a certain leverage ratio and fixed charge coverage ratio, each as defined in the Credit Agreement:
•Leverage Ratio, as defined, to be no higher than 2.75 to 1.00.
•Interest Coverage Ratio, as defined, to be at least 1.75 to 1.00 at all times.
As of December 31, 2019, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
As of December 31, 2019, we have $55 million outstanding under the Credit Agreement.
Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on the leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the twelve months ended December 31, 2019 was 4.54%.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	December 31,
	2019	2018
Revolving credit facility	$55,000	$105,000
Debt issuance costs	(335)	(526)
Less: current portion of long-term debt	35,000	35,000
Total long-term debt	$19,665	$69,474

Maturities of long-term debt as of December 31, 2019 are as follows (in thousands):

	December 31,
	2019	2018
2019	$—	$—
2020	—	—
2021	55,000	105,000
Thereafter	—	—
Total	$55,000	$105,000

As of December 31, 2019, the carrying value of the total debt approximated fair market value.
12—FINANCIAL INSTRUMENTS AND DERIVATIVES
We use interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of December 31, 2019 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR loan	$40,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$313
Total interest rate derivatives designated as cash flow hedge	$40,000						$313

We designated these derivative instruments as cash flow hedges. We assess the effectiveness of these derivative instruments and record the changes in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income, net of tax. Once the hedged item affects earnings, the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, we will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.

As of December 31, 2019, we expect that approximately $143 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

13—RESERVE FOR PRODUCT WARRANTIES
We provide a warranty for products that is generally one year in length and in some cases, regulations may require them to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, we may be required to

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

incur additional repair and remediation costs. Service, repair and calibration services are provided by a combination of our owned facilities and vendors on a contract basis.
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
As of December 31, 2019, we have accrued $6.4 million for product related warranties. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

14—STOCKHOLDERS’ EQUITY
Common Stock—We have 120,000,000 shares of common stock authorized at a par value or $0.001 per share.
Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2019, no shares of preferred stock were issued and outstanding.

15—EARNINGS PER SHARE
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	December 31,
	2019	2018	2017
Net loss	$(15,671)	$(22,935)	$(20,293)
Weighted average common shares	33,696	33,111	32,564
Dilutive effect of stock based awards	—	—	—
Diluted Shares	33,696	33,111	32,564
Basic loss per share	$(0.47)	$(0.69)	$(0.62)
Diluted loss per share	$(0.47)	$(0.69)	$(0.62)
Shares excluded from calculation of diluted EPS	104	343	565

16—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2019	2018	2017
Cost of revenue	$264	$218	$232
Marketing and selling	800	801	540
Research and development	1,024	1,039	1,332
General and administrative	6,227	14,945	7,341
Total expense	$8,315	$17,003	$9,445

Stock Awards Plans—Natus' 2018 Stock Awards Plan (the “Plan”) provides for the granting of the following:

•	Incentive stock options to employees;

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

•	Non-statutory stock options to employees, directors and consultants;

•	Restricted stock awards and restricted stock units;

•	Market stock units;

•	Stock bonuses; and

•	Stock appreciation rights.
As of December 31, 2019, there were 2,764,603 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.
Stock Option Activity—Stock option activity under the stock awards plans for the year ended December 31, 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018 (127,453 shares exercisable at a weighted average exercise price of $18.22 per share)	201,542	$24.48
Granted	—	$—
Exercised	(124,303)	$18.35
Forfeited	—	$—
Expired	(3,150)	$13.35
Outstanding, December 31, 2019 (18,531 shares exercisable at a weighted average exercise price of $35.25 per share)	74,089	$35.25

As of December 31, 2019, unrecognized compensation related to the unvested portion of stock options was approximately $0.5 million, which is expected to be recognized over a weighted average period of 2.7 years. The intrinsic value of options exercised, representing the difference between the closing stock price of common stock on the date of the exercise and the exercise price, in the years ended December 31, 2019, 2018 and 2017 was $1.4 million, $13.6 million, and $3.1 million, respectively.
As of December 31, 2019, there were: (i) 70,990 options vested and expected to vest with a weighted average exercise price of $35.25, an intrinsic value of $0.0 million, and a weighted average remaining contractual term of 4.5 years; and (ii) 18,531 options exercisable with a weighted average exercise price of $35.25, an intrinsic value of $0.0 million, and a weighted average remaining contractual term of 4.5 years.
Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

December 31,
2018
Weighted-average fair value of options granted	$11.03
Expected life in years	4.0
Risk-free interest rate	2.7%
Expected volatility	35%
Dividend yield	None

We did not grant any stock options during the years ended December 31, 2019 and December 31, 2017.
The expected life of options is based primarily on historical share option exercise experience of the employees for options granted. All options are treated as a single group in the determination of expected life, as we do not currently expect substantially different exercise or post-vesting termination behavior among the employee population. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant. Expected volatility is based primarily on historical volatility data of our common stock. We have no history or expectation of paying dividends on common stock.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

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
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	293,588	$37.04
Granted	197,333	$31.53
Vested	(129,659)	$36.46
Forfeited	(21,500)	$35.76
Unvested at December 31, 2019	339,762	$34.14

As of December 31, 2019, unrecognized compensation related to the unvested portion of stock awards was $6.4 million, which is expected to be recognized over a weighted average period of 2.3 years. The fair market value of outstanding restricted stock awards at December 31, 2019 was $11.2 million. For the restricted stock awards granted during the years ended December 31, 2019, 2018, 2017, the weighted average grant date fair values were $31.53, $37.22, and $34.94, respectively. The total grant date fair value of restricted stock awards vested during fiscal year 2019, 2018, and 2017 was $4.7 million, $12.9 million, and $12.7 million, respectively. For the restricted stock awards that vested during the years ended December 31, 2019, 2018, and 2017, the total intrinsic value was $4.0 million, $11.2 million, and $14.3 million, respectively.
Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	112,805	$36.80
Awarded	118,740	$38.62
Released	(42,130)	$34.11
Forfeited	(16,319)	$37.60
Outstanding at December 31, 2019	173,096	$38.62
*Includes the MSUs granted at the valuation date, which may be subject to additional awards or forfeitures depending on the outcome of the performance measures at the end of the performance period.
As of December 31, 2019, unrecognized compensation related to the unvested portion of stock units was $3.7 million, which is expected to be recognized over a weighted average period of 2.0 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2019 was $5.7 million. For the restricted stock units granted during the years December 31, 2019, 2018, 2017, the weighted average grant date fair values were $38.62, $36.77, and $35.16, respectively. The total grant date fair value of restricted stock units vested during fiscal year 2019, 2018, and 2017 was $1.4 million, $10.0 thousand, and $1.2 million, respectively. For the restricted stock units that vested during the years ended December 31, 2019, 2018, and 2017, the total intrinsic value was $1.3 million, $8.7 thousand, and $1.3 million, respectively.
Employee Stock Purchase Plan—Under Natus' 2011 Employee Stock Purchase Plan (the “ESPP”), U.S. employees can elect to have salary withholdings of up to 15% of eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2019, there were 499,431 shares reserved for future issuance under the ESPP.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2019, 2018 and 2017, respectively, was $0.2 million, $0.3 million, and $0.3 million.

17—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest income	$250	$334	$425
Interest expense	(4,941)	(6,794)	(5,081)
Foreign currency gain (loss)	(765)	(800)	1,013
Other	(135)	(438)	76
Total other expense, net	$(5,591)	$(7,698)	$(3,567)

18—INCOME TAXES
Income (loss) before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
U.S.	$(22,851)	$(54,370)	$(18,059)
Foreign	1,594	22,110	23,209
Income (loss) before provision for income tax	$(21,257)	$(32,260)	$5,150

The components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current
U.S. Federal	$(948)	$(1,872)	$10,110
U.S. State and local	561	(59)	1,079
Non-U.S.	8,386	5,732	12,764
Total current tax expense	7,999	3,801	23,953
Deferred
U.S. Federal	(7,491)	(8,248)	6,345
U.S. State and local	(816)	(1,751)	(1,333)
Non-U.S.	(5,278)	(3,127)	(3,522)
Total deferred tax expense (benefit)	(13,585)	(13,126)	1,490
Total income tax expense (benefit)	$(5,586)	$(9,325)	$25,443

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$3,035	$3,192
Credit carryforwards	2,415	2,882
Accruals deductible in different periods	23,672	15,197
Employee benefits	1,554	1,262
Operating leases	4,643	—
Total deferred tax assets	35,319	22,533
Valuation allowance	(606)	(637)
Total net deferred tax assets	$34,713	$21,896
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(13,850)	(15,687)
Operating leases	(3,959)	—
Foreign earnings to be repatriated	(800)	(500)
Total deferred tax liabilities	(18,609)	(16,187)
Total net deferred tax assets	$16,104	$5,709

The income tax expense (benefit) in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 21%, 21%, and 35% in 2019, 2018, and 2017, respectively to income before taxes due to the following:

	Years Ended December 31,
	2019	2018	2017
Federal statutory tax expense	$(4,464)	$(6,775)	$1,802
State tax expense	(300)	(1,160)	(318)
Foreign taxes at rates less than U.S. rates	(2,205)	(1,071)	(3,101)
Deferred charges on sales of U.S. intellectual property	—	—	980
Equity compensation	824	519	606
Tax credits	(1,428)	(2,021)	(1,498)
Uncertain tax position	2,910	1,311	2,048
Lapse of statute	(3,961)	(1,214)	(1,521)
Change of valuation allowance on foreign tax credit	—	—	314
Earnout adjustment	—	—	(190)
Repatriation tax net of foreign tax credits	172	—	16,564
Net deferred tax asset re-measurement	—	—	3,883
Tax audits	—	658	726
Withholding taxes	1,107	1,185	2,880
Global intangible low-taxed income net of foreign tax credits	1,601	2,326	—
Return to provision	560	(1,417)	711
AMT on acquisition	—	—	621
SAB 118 adjustments	—	(2,676)	—
Other	(402)	1,010	936
Total expense (benefit)	$(5,586)	$(9,325)	$25,443

At December 31, 2019, we had U.S. state net operating loss carryforwards of $23.7 million, of which an immaterial amount will begin to expire in 2020. At December 31, 2019, we had U.S. federal and state R&D credit carryforwards of $1.2 million and $0.6 million, respectively. These R&D credit carryforwards will begin to expire in 2039 and 2021, respectively. At December 31, 2019, we had $0.1 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2022.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

At December 31, 2019, certain foreign subsidiaries had deferred tax assets attributable to net operating loss carryforwards as follows: $1.0 million in France, $0.4 million in Denmark, $0.4 million in Canada, and $0.1 million in Germany. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future periods, will expire in various amounts beginning in 2028.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $0.6 million and $0.6 million were recorded at December 31, 2019 and 2018, respectively. The decrease of $31.0 thousand in valuation allowance was primarily due to a valuation allowance recorded against our net operating loss carryforward in Canada due to utilization in the current year.
The realizability of the deferred tax assets is primarily dependent on our ability to generate sufficient taxable income in future periods. Management weighs the aggregate effect of all positive evidence and negative evidence in determining the likelihood of realization of the deferred tax assets. The factors used by management to collect evidence included historical earnings of the applicable taxing jurisdiction, the cash refund opportunity to utilize the tax losses, and the future forecast of profitability in the jurisdiction. Weighing all the positive and negative evidence, we have recorded a valuation allowance related primarily to net operating losses in certain foreign jurisdictions and U.S. foreign tax credits where it is more likely than not that the tax benefit of the net operating losses and tax credits will not be realized.
There are no changes to the position on our permanent reinvestment of earnings from foreign operations. As of December 31, 2019, we intend to distribute all of the earnings from Excel-Tech and Natus Ireland in excess of their operational needs. We have recorded a deferred tax liability of $0.8 million accordingly for 5% Canadian withholding tax on the expected Excel-Tech distribution to Natus Ireland. Natus Ireland has 0% withholding tax under domestic exemption and therefore, no liability has been recorded. We intend on permanently reinvesting the earnings of remaining foreign subsidiaries. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest its undistributed earnings.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2017	$5,898
Increases for tax positions related to prior years	747
Increases for tax positions related to the current year	1,712
Lapse of statutes of limitations	(1,393)
Foreign exchange difference	53
Balance at January 1, 2018	$7,017
Increases for tax positions related to prior years	526
Increases for tax positions related to the current year	699
Lapse of statutes of limitations	(965)
Foreign exchange difference	(50)
Balance at January 1, 2019	$7,227
Decreases for tax positions related to prior years	(48)
Increases for tax positions related to the current year	495
Lapse of statutes of limitations	(3,763)
Foreign exchange difference	6
Balance at December 31, 2019	$3,917

For the year ended December 31, 2019, unrecognized tax benefits decreased by $3.3 million and $3.5 million of income tax benefit in the income tax provision were recorded. The decrease was primarily attributable to the lapse of the statute of limitations in uncertain tax positions and adjustments related to the prior years in certain jurisdictions.
The unrecognized tax benefits for the tax years ended December 31, 2019, 2018 and 2017 were $3.9 million, $7.2 million and $7.0 million, respectively which include $3.6 million, $6.5 million and $4.0 million, respectively that would impact the effective tax rate if recognized.
We expect a range from zero to $2.4 million of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

At December 31, 2019, 2018 and 2017, we had cumulatively accrued $0.4 million, $0.5 million, and $0.6 million for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense (benefit), which totaled approximately $(80.0) thousand, $(80.0) thousand, and $(10.0) thousand for the years ended December 31, 2019, 2018, and 2017, respectively.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
Our tax returns remain open to examination as follows: U.S. federal, 2015 through 2018; U.S. states, generally 2014 through 2018; and significant foreign jurisdictions, generally 2014 through 2018.

19—EMPLOYEE BENEFIT PLAN
We offer pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $3.6 million, $4.7 million, and $2.5 million respectively, in the years ended December 31, 2019, 2018, and 2017. For new hires, employer contributions vest ratably over the first two years of employment.

20—SEGMENT, CUSTOMER, AND GEOGRAPHIC INFORMATION
We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Historically, our operating segments were based on its three strategic business units. In January 2019 we announced the transition of our operating structure from three strategic business units to a single, unified company with globally led operational teams in Sales and Marketing, Manufacturing, Research and Development, Quality, and General and Administrative functions.
Following the reorganization, we operate as one operating segment and one reportable segment, which provides medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages. Financial information is reviewed on a consolidated basis for purposes of making operating decisions and assessing financial performance. Consolidated financial information is accompanied by disaggregated information about revenues by end market and geographic region. We do not assess the performance of our end markets or geographic regions on measures of profit or loss, or asset-based metrics. We have disclosed the revenues for each end market and geographic region to provide the reader of the financial statements transparency into our operations.
The following tables present revenue and long-lived asset information by end market and geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Consolidated Revenue:
United States	$292,400	$300,860	$270,860
Foreign countries	202,775	230,031	230,110
	$495,175	$530,891	$500,970
Revenue by End Market:
Neuro
Devices and Systems	$220,306	$200,762	$171,315
Supplies	66,059	67,025	59,955
Services	871	12,000	11,886
Total Neuro Revenue	$287,236	$279,787	$243,156
Newborn Care
Devices and Systems	$53,465	$72,807	$89,027
Supplies	38,264	40,669	43,928
Services	19,183	20,396	22,325
Total Newborn Care Revenue	$110,912	$133,872	$155,280
Hearing & Balance
Devices and Systems	$92,050	$110,597	$75,466
Supplies	4,977	6,635	27,068
Services	—	—	—
Total Hearing & Balance Revenue	$97,027	$117,232	$102,534
Total Revenue	$495,175	$530,891	$500,970
Long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2019	2018
Property and equipment, net:
United States	$11,868	$10,019
Ireland	5,732	5,083
Canada	4,140	4,504
Denmark	1,799	1,371
Argentina	—	999
Other foreign countries	1,163	937
	$24,702	$22,913
During the years ended December 31, 2019, 2018 and 2017, no single customer or foreign country contributed to more than 10% of revenue.

21—COMMITMENTS AND CONTINGENCIES
Purchase commitments—We have various purchase obligations for goods or services totaling $45.0 million at December 31, 2019, which are expected to be paid within the next year.
Legal matters—We currently are, and may from time to time become, a party to various legal proceedings or claims that arise in the ordinary course of business. Our managements reviews these matters if and when they arise and believes that the resolution of any such matters currently known will not have a material effect on our results of operations or financial position.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

22—FAIR VALUE MEASUREMENTS
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
On April 1, 2019, as part of the sale of our Argentinian subsidiary, Medix, we provided a loan to Medix for $2.2 million. This asset was measured at fair value less costs to sell as of December 31, 2019 and is classified as Level 3 asset. The loan is classified within other assets on our consolidated balance sheet. Subsequent changes in the fair value of the loan receivable are recorded within our income statement as an operating expense.

	December 31, 2018	Additions	Payments	Adjustments	December 31, 2019
Other assets:
Loan receivable	$—	$2,200	$—	$(294)	$1,906
Total	$—	$2,200	$—	$(294)	$1,906
The derivative financial instruments described in Note 12 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2018	Additions	Payments	Adjustments	December 31, 2019
Liabilities:
Interest Rate Swap	$77	$—	$—	$236	$313
Total	$77	$—	$—	$236	$313
We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of December 31, 2019, there have been no events of default under the interest rate swap agreement.
The following financial instruments are not measured at fair value on the consolidated balance sheet as of December 31, 2019 and 2018, but require disclosure of fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of the relatively short maturity.
The carrying amount of our short-term and long-term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

23—SALE OF CERTAIN SUBSIDIARY
We divested our wholly owned subsidiary, Medix, on April 2, 2019 via a stock sale to the local managing director, a related party. In exchange for the stock, we received $2.5 thousand in cash and provided Medix with a $2.2 million limited-recourse loan. The loan is secured by a real estate assets of Medix and repayment is conditional upon the sale of the real estate asset.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

The held for sale criteria under GAAP was met in the first quarter of 2019. As such, we completed an asset impairment analysis which resulted in the full impairment of all assets held for sale. We recognized an impairment loss of $24.6 million which included an accrual for the anticipated realization of deferred foreign currency related translation adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. Included in the year ended December 31, 2019 is the impact of the sale of Medix, which was completed as of June 30, 2019, and the deferred foreign currency related translation adjustments previously in accumulated other comprehensive income have been released from the balance sheet along with the held for sale accrual.

ITEM 16.    Form 10-K Summary
Not Applicable.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of July 25, 2001	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of September 12, 2012	8-K	3.1	000-33001	9/13/2012
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of June 5, 2019	8-K	3.1	000-33001	6/7/2019
3.4	Second Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/16/2019
4.1	Specimen stock certificate for shares of common stock, par value $0.001 per share	S-1/A	4.1	333-44138	2/9/2001
4.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
4.3	Description of Common Stock
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1*	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2*	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5*	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001

Incorporated By Reference

Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from Natus Medical Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).

 *    Indicates a management contract or compensatory plan or arrangement