Form 10-Q
period 2020-03-31
NATUS MEDICAL INC
filed 2020-05-06
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of April 29, 2020 was 33,802,042.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$107,016	$63,297
Accounts receivable, net of allowance for doubtful accounts of $7,291 in 2020 and $7,384 in 2019	101,219	115,889
Inventories	74,808	71,368
Prepaid expenses and other current assets	19,671	19,195
Total current assets	302,714	269,749
Property and equipment, net	26,267	24,702
Operating lease right-of-use assets	14,198	15,046
Intangible assets, net	108,346	114,799
Goodwill	145,028	146,367
Deferred income tax	30,176	30,355
Other assets	20,741	21,509
Total assets	$647,470	$622,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,284	$27,253
Current portion of long-term debt	35,000	35,000
Accrued liabilities	45,255	54,451
Deferred revenue	22,823	20,246
Current portion of operating lease liabilities	5,727	5,871
Total current liabilities	142,089	142,821
Long-term liabilities:
Other liabilities	17,268	17,616
Operating lease liabilities	11,212	12,051
Long-term debt, net of current portion	64,713	19,665
Deferred income tax	14,035	14,251
Total liabilities	249,317	206,404
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,802,133 in 2020 and 34,148,700 in 2019	334,296	344,476
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2020 and 2019	—	—
Retained earnings	84,325	87,922
Accumulated other comprehensive loss	(20,468)	(16,275)
Total stockholders’ equity	398,153	416,123
Total liabilities and stockholders’ equity	$647,470	$622,527
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$109,383	$114,757
Cost of revenue	44,933	46,509
Intangibles amortization	1,668	1,756
Gross profit	62,782	66,492
Operating expenses:
Marketing and selling	30,730	33,729
Research and development	17,569	13,394
General and administrative	13,182	16,306
Intangibles amortization	3,661	3,786
Restructuring	871	37,372
Total operating expenses	66,013	104,587
Loss from operations	(3,231)	(38,095)
Other expense, net	(1,494)	(2,112)
Loss before provision for income tax benefit	(4,725)	(40,207)
Benefit from income taxes	(1,128)	(9,809)
Net loss	(3,597)	$(30,398)
Net loss per share:
Basic	$(0.11)	$(0.90)
Diluted	$(0.11)	$(0.90)
Weighted average shares used in the calculation of net loss per share:
Basic	33,800	33,590
Diluted	33,800	33,590
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,597)	$(30,398)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4,018)	(1,797)
Interest rate swap designated as a cash flow hedge	(175)	(78)
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	(1,332)
Other comprehensive loss, net of tax	(4,193)	(3,207)
Comprehensive loss	(7,790)	(33,605)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	162,212	—	—	—	—
Stock-based compensation expense	—	2,198	—	—	2,198
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(57,695)	(1,883)	—	—	(1,883)
Other comprehensive loss	—	—	—	(4,193)	(4,193)
Net loss	—	—	(3,597)	—	(3,597)
Balances, March 31, 2020	33,802,133	$334,296	$84,325	$(20,468)	$398,153

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	139,718	—	—	—	—
Stock-based compensation expense	—	2,432	—	—	2,432
Repurchase of company stock	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(47,767)	(1,567)	—	—	(1,567)
Exercise of stock options	16,617	268	—	—	268
Other comprehensive income	—	—	—	(1,875)	(1,875)
Net loss	—	—	(30,398)	—	(30,398)
Balances, March 31, 2019	33,955,077	$335,348	$73,195	$(41,239)	$367,304
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(3,597)	$(30,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	1,564	1,797
Loss on commencement of sales-type leases	295	—
Depreciation and amortization	6,994	7,711
Loss on disposal of property and equipment	42	179
Warranty reserve	704	354
Share-based compensation	2,291	2,554
Impairment charge for sale of entity	—	24,571
Changes in operating assets and liabilities:
Accounts receivable	14,570	14,358
Inventories	(3,443)	(4,476)
Prepaid expenses and other assets	(1,060)	(7,367)
Accounts payable	6,038	(3,436)
Accrued liabilities	(9,329)	(1,319)
Deferred revenue	2,190	1,982
Deferred income tax	103	(17)
Net cash provided by operating activities	17,362	6,493
Investing activities:
Purchase of property and equipment	(3,575)	(2,461)
Net cash used in investing activities	(3,575)	(2,461)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	—	268
Repurchase of common stock	(10,495)	—
Taxes paid related to net share settlement of equity awards	(1,883)	(1,567)
Principal payments of financing lease liability	(133)	(165)
Proceeds from borrowings	60,000	—
Payments on borrowings	(15,000)	(5,000)
Net cash provided by (used in) financing activities	32,489	(6,464)
Exchange rate changes effect on cash and cash equivalents	(2,557)	(518)
Net increase (decrease) in cash and cash equivalents	43,719	(2,950)
Cash and cash equivalents, beginning of period	63,297	56,373
Cash and cash equivalents, end of period	$107,016	$53,423
Supplemental disclosure of cash flow information:
Cash paid for interest	$637	$1,347
Cash paid for income taxes	$3,492	$1,224
Non-cash investing activities:
Property and equipment included in accounts payable	$131	$141
Inventory transferred to property and equipment	$196	$143
Transfer of leased assets to sales-type leases	$663	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation and Significant Accounting Policies
        The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except where noted below within Note 1, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
        Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. We have made certain reclassifications to the prior period to conform to current period presentation. The consolidated balance sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
        Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of COVID-19 on Our Financial Statements
The global spread and unprecedented impact of COVID-19 is complex and rapidly-evolving. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. The outbreak has reached all of the regions in which we do business, and governmental authorities around the world have implemented numerous measures attempting to contain and mitigate the effects of the virus, including travel bans and restrictions, border closings, quarantines, shelter-in-place orders, shutdowns, limitations or closures of non-essential businesses, school closures, and social distancing requirements. The global spread of COVID-19 and actions taken in response to the virus have negatively affected workforces, customers, consumer confidence, financial markets, employment rates, consumer spending, credit markets and housing demand, caused significant economic and business disruption, volatility and financial uncertainty, and led to a significant economic downturn, including in the markets where we operate.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed include, but were not limited to, our allowance for doubtful accounts, inventory and warranty reserves, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods. For further information, refer to Part II - Item 1A - "Risk Factors" of this 10-Q.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU 2019-05 which provides targeted transition relief guidance intended to increase comparability of financial statement information. The guidance for both of these was effective beginning January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosure. For calendar year-end entities, the update is effective for annual periods beginning January 1, 2020, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period. The adoption of ASU 2018-13 did not have an impact on our consolidated financial statements.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the three months ended March 31, 2020 (in thousands):

Unbilled AR, December 31, 2019	$2,667
Additions	106
Transferred to trade receivable	(153)
Unbilled AR, March 31, 2020	$2,620

Deferred Revenue, December 31, 2019	$24,808
Additions	10,575
Revenue recognized	(8,362)
Deferred Revenue, March 31, 2020	$27,021

        At March 31, 2020, the short-term portion of deferred revenue of $22.8 million and the long-term portion of $4.2 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of March 31, 2020, we expect to recognize revenue associated with deferred revenue of approximately $19.3 million in 2020, $5.3 million in 2021, $1.3 million in 2022, $0.8 million in 2023, and $0.3 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,597)	$(30,398)
Weighted average common shares	33,800	33,590
Dilutive effect of stock based awards	—	—
Diluted Shares	33,800	33,590
Basic loss per share	$(0.11)	$(0.90)
Diluted loss per share	$(0.11)	$(0.90)
Shares excluded from calculation of diluted EPS	85	119

4 - Allowance for Doubtful Accounts

We estimate the lifetime allowance for doubtful, potentially uncollectible, accounts receivable upon their inception based on historical collection experience within the markets in which we operate, customer-specific information such as bankruptcy filings or customer liquidity problems, current conditions, and reasonable and supportable forecasts about the future.
Our allowance for doubtful accounts is presented as a reduction to accounts receivable on our consolidated balance sheet. When all internal efforts have been exhausted to collect the receivable, it is written off and relieved from the reserve.
The details of activity in allowance for doubtful accounts are as follows for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$7,384	$6,960
Additions charged to expense	1,564	1,797
Write-offs charged against allowance	(557)	(726)
Recoveries of amounts previously written off	(1,100)	(580)
Balance, end of period	$7,291	$7,451

5 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials and subassemblies	$35,516	$37,259
Work in process	2,270	1,780
Finished goods	54,186	50,521
Total inventories	91,972	89,560
Less: Non-current inventories	(17,164)	(18,192)
Inventories, current	$74,808	$71,368

As of March 31, 2020 and December 31, 2019, we have classified $17.2 million and $18.2 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$107,716	$(6,029)	$(56,827)	$44,860	$108,400	$(6,035)	$(55,408)	$46,957
Customer related	89,191	(50)	(42,071)	47,070	90,351	(50)	(40,527)	49,774
Trade names	45,644	(3,214)	(26,722)	15,708	45,874	(3,237)	(25,355)	17,282
Internally developed software	13,281	—	(12,674)	607	13,281	—	(12,606)	675
Patents	2,675	(133)	(2,542)	—	2,692	(133)	(2,559)	—
Service agreements	1,190	—	(1,089)	101	1,190	—	(1,079)	111
Definite-lived intangible assets	$259,697	$(9,426)	$(141,925)	$108,346	$261,788	$(9,455)	$(137,534)	$114,799

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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Technology	$1,712	$1,738
Customer related	2,140	2,183
Trade names	1,466	1,498
Internally developed software	69	504
Patents	—	20
Service agreements	$10	$102
Total amortization	$5,397	$6,045

The amortization expense amounts shown above include internally developed software not held for sale of $24.0 thousand and $459.0 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively which is recorded within our income statement as a general and administrative operating expense.
Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2020	$16,062
2021	20,540
2022	17,153
2023	16,199
2024	14,333
2025	13,676
Thereafter	10,383
Total expected amortization expense	$108,346

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2019	$146,367
Foreign currency translation	(1,339)
March 31, 2020	$145,028

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$1,719	$1,719
Buildings	6,878	6,943
Leasehold improvements	8,697	8,664
Finance lease right-of-use assets	2,548	2,377
Equipment and furniture	23,496	22,819
Computer software and hardware	13,750	12,610
Demonstration and loaned equipment	11,871	11,621
	68,959	66,753
Accumulated depreciation	(42,692)	(42,051)
Total	$26,267	$24,702

Depreciation expense of property and equipment was approximately $1.7 million for the three months ended March 31, 2020 and approximately $1.5 million for the three months ended March 31, 2019.

9 - Reserve for Product Warranties
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
As of March 31, 2020, we have accrued $5.8 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$6,404	$9,391
Additions charged to expense	704	609
Utilizations	(1,271)	(1,511)
Changes in estimate related to product remediation activities	—	(255)
Divestiture adjustments	—	(9)
Balance, end of period	$5,837	$8,225

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of March 31, 2020, we have two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
In January 2020, we granted performance stock unit (“PSU”) awards to our CEO and CFO. These PSUs fully vest on December 31, 2022 and have separate performance goals than the previously granted market stock units. We estimate fair value of performance stock unit awards based on the share price and other pertinent factors on the grant date. Compensation expense for performance stock unit awards are recognized on a straight-line basis over the requisite service period of the award based on expected achievement of the performance condition. Provided that the requisite service is rendered, the shares will become vested and payout will occur based on the outcome of the performance condition. Any unrecognized compensation cost shall be recognized when the award becomes vested.
The terms of all other awards granted during the three months ended March 31, 2020 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$75	$67
Marketing and selling	469	245
Research and development	254	230
General and administrative	1,400	1,890
Total	$2,198	$2,432

As of March 31, 2020, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $16.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$24	$20
Interest expense	(717)	(1,527)
Foreign currency loss	(801)	(598)
Other expense	—	(7)
Total other expense, net	$(1,494)	$(2,112)

12 - Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate which is subject to significant volatility due to several factors, including our ability to accurately predict the income (loss) before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where we are unable to predict income (loss) in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax. For the three months ended March 31, 2020, we have included our best estimate of the impact of the COVID-19 pandemic to the estimated annual effective tax rate. Our estimated annual effective tax rate could be impacted by any changes in facts and circumstances or new information related to the COVID-19 pandemic.
We recorded a benefits from income tax of $1.1 million and $9.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The effective tax rate was 23.9% and 24.4% for the three months ended March 31, 2020 and March 31, 2019 respectively. Of the $9.8 million benefit from income tax recorded for the three months ended March 31, 2019, $8.2 million relates to the tax accounting effects of the sale of Medix.
The decrease in the effective tax rate for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
We recorded no changes related to unrecognized tax benefits for the three months ended March 31, 2020. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $2.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2016 through 2019, U.S. states, 2015 through 2019, and significant foreign jurisdictions, generally 2015 through 2019.

13 - Debt and Credit Arrangements
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
        At March 31, 2020, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
        During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. At March 31, 2020, we had $100.0 million outstanding under the Credit Agreement.
        Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the three months ended March 31, 2020 was 3.64%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. As of March 31, 2020, we have classified $35.0 million of the $100.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
        Long-term debt consists of (in thousands):

	March 31, 2020	December 31, 2019
Revolving credit facility	$100,000	$55,000
Debt issuance costs	(287)	(335)
Less: current portion of long-term debt	35,000	35,000
Total long-term debt	$64,713	$19,665

Maturities of long-term debt as of March 31, 2020 are as follows (in thousands):

	March 31, 2020	December 31, 2019
2020	$—	$—
2021	100,000	55,000
2022	—	—
Thereafter	—	—
Total	$100,000	$55,000

As of March 31, 2020, the carrying value of total debt approximated fair market value.

14 - Financial Instruments and Derivatives
        We use interest rate swap derivative instruments to reduce earnings volatility and manage cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of March 31, 2020 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$25,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$545
Total interest rate derivatives designated as cash flow hedge	$25,000						$545

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
        As of March 31, 2020, we estimate that approximately $281.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

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
The following tables present revenue and long-lived asset information by end market and geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended March 31,
	2020	2019
Consolidated Revenue:
United States	$68,338	$66,067
International	41,045	48,690
Totals	$109,383	$114,757

	Three Months Ended March 31,
	2020	2019
Revenue by End Market:
Neuro Products
Devices and Systems	$49,397	$45,692
Supplies	15,924	15,898
Services	—	800
Total Neuro Revenue	65,321	62,390
Newborn Care Products
Devices and Systems	11,690	14,644
Supplies	9,794	10,047
Services	2,748	4,845
Total Newborn Care Revenue	24,232	29,536
Hearing & Balance Products
Devices and Systems	18,589	21,525
Supplies	1,241	1,306
Total Hearing & Balance Revenue	19,830	22,831
Total Revenue	$109,383	$114,757

	March 31, 2020	December 31, 2019
Property and equipment, net:
United States	$13,728	$11,868
Ireland	5,623	5,732
Canada	4,073	4,140
Denmark	1,761	1,799
Other countries	1,082	1,163
Totals	$26,267	$24,702

During the three months ended March 31, 2020 and 2019, no single customer or country outside the United States contributed more than 10% of our consolidated revenue.

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
The derivative financial instruments described in Note 14 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of March 31, 2020, there have been no events of default under the interest rate swap agreement. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2019	Additions	Payments	Adjustments	March 31, 2020
Liabilities:
Interest rate swap	$313	$—	$—	$232	$545
Total	$313	$—	$—	$232	$545

The following financial instruments are not measured at fair value on our consolidated balance sheet as of March 31, 2020 and December 31, 2019 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2019. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2019 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
We are a leading provider of medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
End Markets
Our products address the below end markets:
•Neuro - Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography and long-term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, and intra-operative monitoring. These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases. Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure and cerebrospinal fluid drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions such as dural grafts to facilitate dural repair in the cranium as well as valves, shunts and related treatment solutions for procedures involving hydrocephalus.
•Newborn Care - Includes products and services for newborn care including hearing screening, brain monitoring, eye imaging, jaundice management, and various disposable newborn care supplies.
•Hearing & Balance - The Hearing portfolio includes products for hearing assessment and diagnostics, and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation and sound rooms for hearing and balance care professionals. Our Balance portfolio provides diagnosis and assessment of vestibular and balance disorders. These solutions have a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets.

Segment and Geographic Information
We operate as one operating segment and one reportable segment, which provides healthcare products, and services focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages. Financial information is reviewed on a consolidated basis for purposes of making operating decisions and assessing financial performance. Consolidated financial information is accompanied by disaggregated information about revenues by end market and geographic region. We do not asses the performance of our end markets or geographic regions on measures of profit or loss, or asset-based metrics. We have disclosed the revenues for each of our end markets and geographic regions to provide the reader of the financial statements transparency into our operations.
Information regarding our revenues and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 15 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report and is incorporated in this section by reference.
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31,
	2020	2019
Devices and Systems	72%	71%
Supplies	25%	24%
Services	3%	5%
Total	100%	100%
2020 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
We experienced a significant decline in demand particularly in Asia and Europe during the quarter as a result of the COVID-19 pandemic. Our consolidated revenue decreased $5.4 million in the first quarter ended March 31, 2020 to $109.4 million compared to $114.8 million in the first quarter of the previous year. The decline in revenue was driven primarily by the impact of COVID-19 on demand, the exit of the GND, Neurocom and, Medix, as well as the impact of product discontinuations in our Newborn Care market and voluntary ship holds for our Newborn Care and Hearing & Balance markets partially offset by growth in Neurodiagnostic device sales in the United States.
Our net loss was $3.6 million or $0.11 per share in the three months ended March 31, 2020, compared with net loss of $30.4 million or $0.90 per share in the same period in 2019. The decrease in our net loss was driven by an impairment recorded related to the sale of Medix in 2019 that did not repeat during the first quarter of 2020.
COVID-19 Update
Healthcare providers and patients continue to depend on our products and services every day. Our team members and partners are continuing to maintain our supply chain, manufacturing and delivery of our products and services. The health and welfare of our employees, our customers and our partners remain our top priority as we continue our business operations.

We have implemented safeguards in our facilities to protect team members, including social distancing practices, work from home and other measures consistent with specific regulatory requirements and guidance from health authorities. As an essential supplier of healthcare products and services, all of our manufacturing, engineering and customer support functions remain fully operational and will continue to support customers with vital supplies, service and equipment. We have taken actions to reduce costs, including reducing travel and discretionary expenses. We will continue to prioritize spending to allow continued investment in products and services that are key elements of our stated strategy for profitable growth in the years ahead.
Impact to our supply chain
Many of our materials are single source and require lengthy qualification periods. Disruptions in our supply chain could negatively impact our ability to produce and supply our finished products. We have made strategic investments in inventory to help mitigate potential supply chain disruptions. These investments include increased inventory and firm purchase orders beyond our typical timeframe in order to secure capacity at our key suppliers. To date, we have not incurred any significant supply disruptions and we believe our suppliers are positioned well to provide us with the materials we need to meet our demand. The health and safety of our suppliers is also a priority for us and we have transitioned collaboration with our suppliers to online technology so that we can continue our business operations.
Liquidity
In addition to the $17.4 million of cash flow from operations generated during the quarter, we also drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. In addition to our cash on hand, we have $118.0 million available on our revolving credit line. However, our current revolving credit line has minimum leverage ratios that if not met, will increase our borrowing costs or restrict our ability to borrow on the credit line.
Looking ahead, we expect each of our businesses to experience significant decreases in demand as a result of shelter in place orders and the resultant decline in economic activity. We expect hospitals and clinics globally to begin to delay payments for products and services over the coming months and we intend to work with our customers to arrange mutually acceptable payment terms during this uncertain time. However, this may have a negative effect on cash flow and potentially have a negative impact on future earnings as some customers may eventually be unable to pay their outstanding debts.
In 2019, we completed a restructuring of the Company and strengthened our balance sheet by generating over $60.0 million in cash from operations and paying down $55.0 million in debt. These actions, in addition to implementing further cost control measures, have put us in a strong financial position.
We believe that we have sufficient liquidity to operate the Company for the foreseeable future should negative economic conditions persist for an extended period of time.
Impact to fair-value of intangible assets
We have reviewed the assets on our balance sheet, particularly goodwill and significant intangible assets for indications of impairment and as of the end of the first quarter, and determined that impairment is unnecessary at this time. The values of these assets are particularly sensitive to our market cap and the long term value of their cash flows. If these conditions change significantly, we may need to record an impairment to their value. However, any impairment charges would not require the use of cash and are excluded from the calculation of our debt covenants and therefore would not affect our ability to borrow under our existing credit line.
Impact to our financial systems and internal controls
To date, the COVID-19 pandemic has not had a material impact to our ability to operate our accounting and financial functions. We are staffed with approximately 150 dedicated finance, accounting and IT professionals. Our accounting and IT systems are maintained with third party support agreements and we have documented disaster recovery plans in place. Our finance, accounting and IT professionals are performing their normal functions while working from home with little to no physical presence and with no changes to our internal controls. We are confident that we can operate in this manner for an extended period of time without disruption and without significant impact to our internal controls.

Travel restrictions and use of online technology
The global Natus team is geographically diverse with multiple small locations and hundreds of employees that typically work from home in normal circumstances. We use the latest collaboration technology and have been able to transition to a company-wide work from home model without major interruption. Our manufacturing, distribution and field service operations require physical presence of certain employees as their work requires them to handle our products. In these cases, we have made adjustments to shift size and schedule and limited access to these groups by non-related employees. Our field service technicians are following our customers' requirements for distancing practices but continue to provide service where needed.
Travel restrictions have forced most customer and external partner collaboration to online technology. Using this technology has enabled us to continue operations without incident. However, in-person customer engagement as well as physical presence in laboratory settings is required for the long term success of our company and eventually, we will need to return to traditional forms of interaction.
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
We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:
•Revenue recognition
•Acquisition accounting
•Inventory valuation
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2019, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	41.1%	40.5%
Intangibles amortization	1.5%	1.5%
Gross profit	57.4%	58.0%
Operating expenses:
Marketing and selling	28.1%	29.4%
Research and development	16.1%	11.7%
General and administrative	12.1%	14.2%
Intangibles amortization	3.3%	3.3%
Restructuring	0.8%	32.6%
Total operating expenses	60.4%	91.2%
Loss from operations	(3.0)%	(33.2)%
Other expense, net	(1.4)%	(1.9)%
Loss before benefit from income tax	(4.4)%	(35.1)%
Benefit from income tax	(1.0)%	(8.5)%
Net loss	(3.4)%	(26.6)%
Revenues
The following table shows revenue by products during the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Neuro Products
Devices and Systems	$49,397	$45,692	8%
Supplies	15,924	15,898	—%
Services	—	800	(100)%
Total Neuro Revenue	65,321	62,390	5%
Newborn Care Products
Devices and Systems	11,690	14,644	(20)%
Supplies	9,794	10,047	(3)%
Services	2,748	4,845	(43)%
Total Newborn Care Revenue	24,232	29,536	(18)%
Hearing & Balance Products
Devices and Systems	18,589	21,525	(14)%
Supplies	1,241	1,306	(5)%
Total Hearing & Balance Revenue	19,830	22,831	(13)%
Total Revenue	$109,383	$114,757	(5)%
For the three months ended March 31, 2020, Neuro revenue increased by 5% compared to the same quarter last year. Revenue from sales of Neuro Devices and Systems increased by 8% driven by strong demand for electroencephalography (“EEG”) products in our domestic market partly offset by a drop in demand related to the COVID-19 pandemic. Revenue from Supplies were flat to the prior year due to decreased demand related to the

COVID-19 pandemic. Revenue from Services decreased by 100% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the three months ended March 31, 2020, Newborn Care revenue decreased by 18% compared to the same quarter last year. The 19% decrease in Newborn Care Device revenue was due to the exit from our Neurocom and Medix businesses in 2019 and the impact of non-repeated tender business in 2019. Newborn Care Supplies revenue decreased 4% due to a decline in demand in our domestic market. Revenue from Services decreased primarily due to the exit from our Peloton business as of December 31, 2019.
For the three months ended March 31, 2020, Hearing & Balance revenue decreased by 13% compared to the same period last year. The decrease in revenue was driven by the impact of the COVID-19 pandemic on demand for Devices and Systems.
Revenue from domestic sales increased to $68.3 million for the three months ended March 31, 2020 compared to $66.1 million in the three months ended March 31, 2019. The increase in domestic revenue was mainly by growth in EEG devices.
Revenue from international sales decreased to $41.0 million for the three months ended March 31, 2020 compared to $48.7 million for the three months ended March 31, 2019. The reduction was driven by the impact of the COVID-19 pandemic on demand in our international markets.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$109,383	$114,757
Cost of revenue	44,933	46,509
Intangibles amortization	1,668	1,756
Gross profit	62,782	66,492
Gross profit percentage	57.4%	57.9%
For the three months ended March 31, 2020, gross profit as a percentage of revenue decreased 0.5% compared to the same period in the prior year. The decrease was due to lower revenue and higher other costs of revenue in the current quarter for freight and inventory related adjustments, partly offset by a decrease in operations overhead expense.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2020	2019
Marketing and selling	$30,730	$33,729
Percentage of revenue	28.1%	29.4%
Research and development	$17,569	$13,394
Percentage of revenue	16.1%	11.7%
General and administrative	$13,182	$16,306
Percentage of revenue	12.1%	14.2%
Intangibles amortization	$3,661	$3,786
Percentage of revenue	3.3%	3.3%
Restructuring	$871	$37,372
Percentage of revenue	0.8%	32.6%

Marketing and Selling
Marketing and selling expenses decreased for the three months ended March 31, 2020. The reduction was primarily driven by exiting the GND, Peloton and Medix businesses in 2019 and lower travel and tradeshow expenses due to the impact of COVID-19 restrictions. While not material, we expect lower travel and tradeshow spend in the three months ending June 30, 2020 as a result of COVID-19 restrictions with travel spend returning to historical levels in the last two quarters of fiscal year 2020 assuming worldwide travel restrictions are removed, an assumption that has no certainty of happening within the predicted timeframe.
Research and Development
Research and development expenses increased during the three months ended March 31, 2020 compared to the same period in 2019. The increase is due mainly to higher spend to support remediation and MDR projects.
General and Administrative
General and administrative expense during the three months ended March 31, 2020 decreased when compared to the same period in the prior year. This decrease was due to a reduction in outside service expenses related to our exit from the GND and Peloton businesses and organization changes, lower bad debt expense related to exiting the Peloton business as of December 31, 2019.
Intangibles Amortization
Intangibles amortization remained flat during the three months ended March 31, 2020 as compared to the same period in 2019.
Restructuring
Restructuring expenses decreased during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily driven by an impairment recorded related to the sale of Medix which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. In addition to the impairment for Medix, we also incurred restructuring expenses related to exiting the GND business and our One Natus restructuring project in 2019. We do not currently project restructuring expenses related to COVID-19 will have an impact on the business.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2020 we reported $1.5 million of other expense compared to $2.1 million of other expense for the same period in 2019. The decrease in expense was attributable to less interest expense than the prior period.

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
We recorded a benefits from income tax of $1.1 million and $9.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The effective tax rate was 23.9% and 24.4% for the three months ended March 31, 2020 and March 31, 2019 respectively. Of the $9.8 million benefit from income tax recorded for the three months ended March 31, 2019, $8.2 million relates to the tax accounting effects of the sale of Medix.
The decrease in the effective tax rate for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates. Other significant factors that impact the effective tax rate are Federal and California research and development credits, non-deductible executive compensation expenses, and inclusions related to global intangible low-taxed income.
We recorded no changes related to unrecognized tax benefits for the three months ended March 31, 2020. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $2.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2016 through 2019, U.S. states, 2015 through 2019, and significant foreign jurisdictions, generally 2015 through 2019.
The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act did not have a material impact on our provision for income taxes for the three months ended March 31, 2020.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$107,016	$63,297
Working capital	160,625	126,928

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$17,362	$6,493
Net cash used in investing activities	(3,575)	(2,461)
Net cash provided by (used in) financing activities	32,489	(6,464)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2020, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $35.7 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel-Tech and Natus Ireland, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. As of March 31, 2020, we had $100.0 million outstanding under the Credit Facility.
During the three months ended March 31, 2020 cash provided by operating activities of $17.4 million was the result of $3.6 million of net loss, non-cash adjustments to net loss of $11.9 million, and net cash inflows of $9.1 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by depreciation and amortization of $7.0 million. Cash used in investing activities during the period was $3.6 million to acquire other property and equipment. Cash provided by financing activities during the three months ended March 31, 2020 was $32.5 million and consisted of proceeds from borrowing of $60.0 million offset by repayment on borrowing of $15.0 million, $10.5 million for repurchases of common stock under our share repurchase program, $1.9 million for taxes paid related to net share settlement of equity awards, and $0.1 million for principal payments of financing lease liability.
During the three months ended March 31, 2019 cash provided by operating activities of $6.5 million was the result of $30.4 million of net loss, non-cash adjustments to net loss of $37.2 million, and net cash outflows of $0.3 million from changes in operating assets and liabilities. The change in non-cash adjustment to net loss was driven by an impairment recorded related to the held for sale status of Medix, which included an accrual for the anticipated realization of deferred foreign currency related adjustments in accumulated other comprehensive income of $28.2 million and adjustment of $4.6 million for assets with a book value in excess of their fair market value. Cash used in investing activities during the period was $2.5 million to acquire other property and equipment. Cash used in financing activities during the three months ended March 31, 2019 was $6.5 million and consisted of repayment on borrowing of $5.0 million, $1.6 million for taxes paid related to net share settlement of equity awards, and $0.2 million for principal payments of financing lease liability, offset by stock option exercises of $0.3 million.
Our future liquidity and capital requirements will depend on numerous factors, including the:
•Extent to which we make acquisitions;
•Amount and timing of revenue;
•Length and severity of business disruptions caused by COVID-19;
•Extent to which our existing and new products gain market acceptance;
•Cost and timing of product development efforts and the success of these development efforts;
•Cost and timing of marketing and selling activities; and
•Availability of borrowings under line of credit arrangements and the availability of other means of financing.
Commitments and Contingencies

In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of March 31, 2020 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$72,589	$69,981	$2,608	$—	$—
Bank debt	100,000	—	100,000	—	—
Interest payments	4,773	2,964	1,809	—
Repatriation tax	9,113	797	1,751	3,830	2,735
Total	$186,475	$73,742	$106,168	$3,830	$2,735

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
Our Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of March 31, 2020, we have classified $35.0 million out of the $100.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
The interest payments noted above are an estimate of expected interest payments but could vary materially based on the timing of future loan draws and payments. See Note 13 to the unaudited Condensed Consolidated Financial Statements for additional discussion on our debt and credit arrangements.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 18 in our Annual Report filed on Form 10-K for the year ended December 31, 2019 for further discussion on income taxes and repatriation tax.
Recently Issued Accounting Pronouncements
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
        We are exposed to interest rate risk on our LIBOR-indexed floating-rate debt. We have entered into an interest rate swap agreement to effectively covert a portion of our floating-rate debt to a fixed-rate. The principal objective of the swap contract is to reduce the variability of future earnings and cash flows associated with our floating-rate debt. Please refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the ended December 31, 2019 for a more complete discussion on the market risks we encounter.

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
As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of that period. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2019. That conclusion was based on the material weakness in our internal control over financial reporting further described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
The material weakness identified by our management related to immaterial errors that indicated certain deficiencies existed in the Company's internal control over financial reporting. Specifically, we did not have controls designed to identify and properly account for certain research and development activities related to an arrangement with a third party. Additionally, insufficient training provided to a new control operator and the design of one of our controls over payroll accounts contributed to an error in the period end accrual. The Company concluded that these deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness in internal control over financial reporting as of December 31, 2019.

As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weakness described above that has not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the first quarter of 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Remediation Effort to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we plan to make substantive changes to enhance our design of controls intended to identify and assess contracts that include research and development activities and to aid in confirming the accuracy of our payroll accounts. Specifically, we plan to formalize a policy that provides guidance on proper identification, analysis and treatment of contracts that include research and development activities. To date, we have made progress by coordinating with our legal team to flag contracts that include terminology indicative of research and development components. The policy is drafted and in review currently. The policy will require that management document conclusions on accounting treatment in supporting memos depending on materiality. We also intend to provide training to relevant teams to ensure the policy is communicated, understood and followed. We plan to provide the training on the policy during Q2 2020. We intend to strengthen the control design for payroll accounts to require that specific review procedures be completed and to formalize the results of required review procedures in a checklist format including reviewer signoff. To date, the checklists for the reviewer of payroll accounting entries are prepared. We plan to use the checklists during the Q2 2020 quarter close process. We have also coordinated with our third party payroll administrators to build efficiency in our payroll reporting process with the goal of reducing manual work. The intent of this project is to free up the payroll accounting reviewers and enable them to focus more on material review items and continue our methodology of continuous improvement and risk reduction. Additionally, we plan to institute a process to monitor changes to our control operator responsible for key controls over financial reporting and implement a control to verify that appropriate training is provided to new control operators to mitigate this risk of change in our system of control. With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. There can be no assurances that these steps will be successful in fully remediating the material weakness.
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

ITEM 1A. Risk Factors
The following updates the risk factors previously reported in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019:
Our business has been and may continue to be negatively affected by the ongoing COVID-19 pandemic and any future outbreaks of disease.

Our operations have and continue to be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. On January 30, 2020, the WHO announced a global health emergency because of COVID-19, the novel coronavirus disease that originated in Wuhan, China, and the risks to the international community as the virus spread globally beyond its point of origin. On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump declared a National Emergency relating to the disease. The widespread infection in the U.S. and abroad has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt our business.
National, state and local authorities have recommended social distancing and have imposed or are considering quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have and may continue to negatively impact our ongoing operations, including our revenue, manufacturing and supply chain. For example, our business relies on continued investment and activity in the healthcare system, and as a result of the significant reduction, or in some cases elimination, of elective medical procedures and healthcare visits, as well as the deferring or cancelling of customer capital expenditure projects, we have seen a decline in revenue from our Supplies and Devices and Systems products. In addition, we have experienced disruption and delays in parts of our direct and indirect supply chain.
As a result of the ongoing COVID-19 outbreak, we have transitioned the majority of our workforce to a temporary remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents. Additionally, we have a number of employees who continue to work in our facilities or perform services at our customers' facilities who may be subject to heightened risks for COVID-19 exposure thus potentially impacting their health and future worker compensation claims against us. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities, which could involve large demands and substantial defense costs. Our professional and general liability insurance may not cover all claims against us. Furthermore, if any of our employees are unable to perform his or her duties for a period of time, including as the result of illness, our results of operations or financial condition could be adversely affected. Finally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital, or access capital on terms that would be consistent with our expectations, temporarily during this period.
We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, consolidated financial position, consolidated results of operations or consolidated cash flows. To the extent the COVID-19 pandemic adversely affects our business operations, financial position or consolidated cash flows, it may also have the effect of heightening many of the other risks described in the other disclosures, including the risk factors contained in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None.

ITEM 5. Other Information

        None

ITEM 6. Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 6, 2020	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2020	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)