Form 10-Q
period 2020-06-30
NATUS MEDICAL INC
filed 2020-08-04
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 29, 2020 was 33,871,367.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$84,878	$63,297
Accounts receivable, net of allowance for doubtful accounts of $7,539 in 2020 and $7,384 in 2019	89,230	115,889
Inventories	83,589	71,368
Prepaid expenses and other current assets	21,059	19,195
Total current assets	278,756	269,749
Property and equipment, net	26,673	24,702
Operating lease right-of-use assets	12,926	15,046
Intangible assets, net	103,984	114,799
Goodwill	145,917	146,367
Deferred income tax	30,204	30,355
Other assets	22,346	21,509
Total assets	$620,806	$622,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,654	$27,253
Current portion of long-term debt	35,000	35,000
Accrued liabilities	38,857	54,451
Deferred revenue	21,186	20,246
Current portion of operating lease liabilities	5,533	5,871
Total current liabilities	132,230	142,821
Other liabilities	16,851	17,616
Operating lease liabilities	10,224	12,051
Long-term debt, net of current portion	51,761	19,665
Deferred income tax	14,267	14,251
Total liabilities	225,333	206,404
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,871,723 in 2020 and 34,148,700 in 2019	337,338	344,476
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2020 and 2019	—	—
Retained earnings	75,422	87,922
Accumulated other comprehensive loss	(17,287)	(16,275)
Total stockholders’ equity	395,473	416,123
Total liabilities and stockholders’ equity	$620,806	$622,527
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$84,780	$125,539	$194,163	$240,296
Cost of revenue	42,573	52,393	87,506	98,903
Intangibles amortization	1,654	1,746	3,322	3,502
Gross profit	40,553	71,400	103,335	137,891
Operating expenses:
Marketing and selling	22,802	32,324	53,532	66,054
Research and development	14,336	13,324	31,905	26,718
General and administrative	11,187	12,691	24,368	28,996
Intangibles amortization	3,644	3,763	7,305	7,549
Restructuring	621	2,668	1,492	40,040
Total operating expenses	52,590	64,770	118,602	169,357
Income (loss) from operations	(12,037)	6,630	(15,267)	(31,466)
Other expense, net	(757)	(1,200)	(2,251)	(3,312)
Income (loss) before provision for (benefit from) income tax	(12,794)	5,430	(17,518)	(34,778)
Provision for (benefit from) income taxes	(3,891)	1,944	(5,018)	(7,865)
Net income (loss)	(8,903)	$3,486	$(12,500)	$(26,913)
Net income (loss) per share:
Basic	$(0.26)	$0.10	$(0.37)	$(0.80)
Diluted	$(0.26)	$0.10	$(0.37)	$(0.80)
Weighted average shares used in the calculation of net loss per share:
Basic	33,827	33,639	33,624	33,630
Diluted	33,827	33,690	33,624	33,630
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(8,903)	$3,486	$(12,500)	$(26,913)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,116	1,567	(902)	(230)
Interest rate swap designated as a cash flow hedge	65	(131)	(110)	(209)
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	—	—	(1,332)
Reclassification of deferred foreign currency related adjustments related to the sale of Medix	—	24,845	—	24,845
Other comprehensive income (loss), net of tax	3,181	26,281	(1,012)	23,074
Comprehensive income (loss)	(5,722)	29,767	(13,512)	(3,839)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	162,212	—	—	—	—
Stock-based compensation expense	—	2,198	—	—	2,198
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(57,695)	(1,883)	—	—	(1,883)
Other comprehensive loss	—	—	—	(4,193)	(4,193)
Net loss	—	—	(3,597)	—	(3,597)
Balances, March 31, 2020	33,802,133	$334,296	$84,325	$(20,468)	$398,153
Net issuance of restricted stock awards	40,483	—	—	—	—
Employee stock purchase plan	30,955	658	—	—	658
Stock-based compensation expense	—	2,427	—	—	2,427
Taxes paid related to net share settlement of equity awards	(1,848)	(43)	—	—	(43)
Other comprehensive income	—	—	—	3,181	3,181
Net loss	—	—	(8,903)	—	(8,903)
Balances, June 30, 2020	33,871,723	$337,338	$75,422	$(17,287)	$395,473

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	139,718	—	—	—	—
Stock-based compensation expense	—	2,432	—	—	2,432
Repurchase of company stock	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(47,767)	(1,567)	—	—	(1,567)
Exercise of stock options	16,617	268	—	—	268
Other comprehensive loss	—	—	—	(1,875)	(1,875)
Net loss	—	—	(30,398)	—	(30,398)
Balances, March 31, 2019	33,955,077	$335,348	$73,195	$(41,239)	$367,304
Net issuance of restricted stock awards	5,762	—	—	—	—
Employee stock purchase plan	31,879	725	—	—	725
Stock-based compensation expense	—	1,987	—	—	1,987
Taxes paid related to net share settlement of equity awards	(274)	(7)	—	—	(7)
Exercise of stock options	47,786	682	—	—	682
Other comprehensive income	—	—	—	26,281	26,281
Net income	—	—	3,486	—	3,486
Balances, June 30, 2019	34,040,230	$338,735	$76,681	$(14,958)	$400,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(12,500)	$(26,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	3,044	4,260
Depreciation and amortization	13,677	15,427
Loss on disposal of property and equipment	22	482
Warranty reserve	1,280	1,677
Share-based compensation	4,664	4,462
Loss on commencement of sales-type leases	1,095	—
Impairment charge for sale of entity	—	24,571
Changes in operating assets and liabilities:
Accounts receivable	25,152	15,870
Inventories	(11,194)	(2,106)
Prepaid expenses and other assets	(4,066)	(10,383)
Accounts payable	4,324	(3,215)
Accrued liabilities	(16,343)	(2,620)
Deferred revenue	302	2,739
Deferred income tax	155	(205)
Net cash provided by operating activities	9,612	24,046
Investing activities:
Purchase of property and equipment	(6,927)	(2,919)
Purchase of intangible assets	—	(13)
Net cash used in investing activities	(6,927)	(2,932)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	658	1,674
Repurchase of common stock	(10,495)	—
Taxes paid related to net share settlement of equity awards	(1,926)	(1,573)
Principal payments of financing lease liability	(242)	(265)
Proceeds from borrowings	60,000	—
Payments on borrowings	(28,000)	(25,000)
Net cash provided by (used in) financing activities	19,995	(25,164)
Exchange rate changes effect on cash and cash equivalents	(1,099)	(314)
Net increase (decrease) in cash and cash equivalents	21,581	(4,364)
Cash and cash equivalents, beginning of period	63,297	56,373
Cash and cash equivalents, end of period	$84,878	$52,009
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,561	$3,071
Cash paid for income taxes	$4,667	$5,328
Non-cash investing activities:
Property and equipment included in accounts payable	$(13)	$35
Inventory transferred to property and equipment	$525	$589
Transfer of leased assets to sales-type leases	$2,365	$—
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
Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed include, but were not limited to, our allowance for doubtful accounts, inventory and warranty reserves, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU 2019-05 which provides targeted transition relief guidance intended to increase comparability of financial statement information. The guidance for these pronouncements became effective on January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Tax. This update includes removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. We have early adopted the ASU in the second quarter of the current fiscal year. As a result, we recorded an additional income tax benefit of $0.9 million due to the elimination of the year-to-date loss limitation rule that limited the interim period tax benefit.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the six months ended June 30, 2020 (in thousands):

Unbilled AR, December 31, 2019	$2,667
Additions	104
Transferred to trade receivable	(1,479)
Unbilled AR, June 30, 2020	$1,292

Deferred revenue, December 31, 2019	$24,808
Additions	13,548
Revenue recognized	(13,260)
Deferred revenue, June 30, 2020	$25,096

        At June 30, 2020, the short-term portion of deferred revenue of $21.2 million and the long-term portion of $3.9 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of June 30, 2020, we expect to recognize revenue associated with deferred revenue of approximately $13.9 million in 2020, $8.4 million in 2021, $1.4 million in 2022, $0.8 million in 2023, and $0.6 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(8,903)	$3,486	$(12,500)	$(26,913)
Weighted average common shares	33,827	33,639	33,624	33,630
Dilutive effect of stock based awards	—	51	—	—
Diluted shares	33,827	33,690	33,624	33,630
Basic earnings (loss) per share	$(0.26)	$0.10	$(0.37)	$(0.80)
Diluted earnings (loss) per share	$(0.26)	$0.10	$(0.37)	$(0.80)
Shares excluded from calculation of diluted EPS	28	—	70	103

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$7,292	$7,451	$7,384	$6,960
Additions charged to expense	1,480	2,463	3,044	4,260
Write-offs charged against allowance	(238)	(816)	(795)	(1,542)
Recoveries of amounts previously written off	(995)	(519)	(2,094)	(1,099)
Balance, end of period	$7,539	$8,579	$7,539	$8,579

5 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and subassemblies	$34,318	$37,259
Work in process	2,306	1,780
Finished goods	63,901	50,521
Total inventories	100,525	89,560
Less: Non-current inventories	(16,936)	(18,192)
Inventories, current	$83,589	$71,368

As of June 30, 2020 and December 31, 2019, we have classified $16.9 million and $18.2 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$108,377	$(6,035)	$(58,826)	$43,516	$108,400	$(6,035)	$(55,408)	$46,957
Customer related	90,177	(50)	(44,628)	45,499	90,351	(50)	(40,527)	49,774
Trade names	45,901	(3,245)	(28,316)	14,340	45,874	(3,237)	(25,355)	17,282
Internally developed software	13,281	—	(12,743)	538	13,281	—	(12,606)	675
Patents	2,697	(133)	(2,564)	—	2,692	(133)	(2,559)	—
Service agreements	1,190	—	(1,099)	91	1,190	—	(1,079)	111
Definite-lived intangible assets	$261,623	$(9,463)	$(148,176)	$103,984	$261,788	$(9,455)	$(137,534)	$114,799

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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Technology	$1,698	$1,729	$3,410	$3,467
Customer related	2,123	2,167	4,264	4,350
Trade names	1,467	1,491	2,933	2,989
Internally developed software	69	506	137	1,010
Patents	—	20	—	40
Service agreements	$10	$103	20	205
Total amortization	$5,367	$6,016	$10,764	$12,061

The amortization expense amounts shown above include internally developed software not held for sale of $24.0 thousand and $48.0 thousand for the three and six months ended June 30, 2020, respectively which is recorded within our income statement as a general and administrative operating expense.
Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2020	$10,798
2021	20,739
2022	17,341
2023	16,386
2024	14,493
2025	13,833
Thereafter	10,394
Total expected amortization expense	$103,984

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2019	$146,367
Foreign currency translation	(450)
June 30, 2020	$145,917

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$1,720	$1,719
Buildings	7,039	6,943
Leasehold improvements	8,754	8,664
Finance lease right-of-use assets	2,508	2,377
Equipment and furniture	23,709	22,819
Computer software and hardware	14,225	12,610
Demonstration and loaned equipment	11,747	11,621
	69,702	66,753
Accumulated depreciation	(43,029)	(42,051)
Total	$26,673	$24,702

Depreciation expense of property and equipment was approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2020 and approximately $1.9 million and $3.5 million for the three and six months ended June 30, 2019.

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
As of June 30, 2020, we have accrued $5.7 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.

The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$5,837	$8,225	$6,404	$9,391
Additions charged to expense	575	1,639	1,280	2,248
Utilizations	(729)	(1,473)	(2,001)	(2,983)
Changes in estimate related to product remediation activities	—	(315)	—	(571)
Divestiture adjustments	—	—	—	(9)
Balance, end of period	$5,683	$8,076	$5,683	$8,076

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of June 30, 2020, we have two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
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
The terms of all other awards granted during the six months ended June 30, 2020 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$75	$89	$149	$156
Marketing and selling	480	258	949	503
Research and development	269	209	523	439
General and administrative	1,604	1,431	3,004	3,321
Total	$2,428	$1,987	$4,625	$4,419

As of June 30, 2020, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $15.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$8	$127	$32	$147
Interest expense	(976)	(1,468)	(1,693)	(2,995)
Foreign currency loss	217	134	(584)	(463)
Other expense	(6)	7	(6)	(1)
Total other expense, net	$(757)	$(1,200)	$(2,251)	$(3,312)

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Tax. This update includes removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. We have early adopted the ASU in the second quarter of the current fiscal year. As a result, we recorded an additional income tax benefit of $0.9 million due to the elimination of the year-to-date loss limitation rule that limited the interim period tax benefit.
We recorded a benefit from income tax of $3.9 million and $5.0 million for the three and six months ended June 30, 2020, respectively. The effective tax rate was 30.4% and 28.6% for the three and six months ended June 30, 2020 respectively.
We recorded an expense for income tax of $1.9 million and a benefit from income tax of $7.9 million for the three and six months ended June 30, 2019, respectively. The effective tax rate was 35.8% and 22.6% for the three and six months ended June 30, 2019, respectively.
The decrease in the effective tax rate for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 is primarily attributable to the reduction in global intangible low-taxed income inclusion and state taxes. The increase in effective tax rate for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 is primarily attributable to the changes in distribution of income among jurisdictions with varying tax rates. Other significant factors that impact the effective tax rate are Federal and California research and development credits, and non-deductible executive compensation expenses.
We recorded no changes related to unrecognized tax benefits for the three and six months ended June 30, 2020. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $2.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2016 through 2019, U.S. states, 2015 through 2019, and significant foreign jurisdictions, generally 2015 through 2019.
For the three and six months ended June 30, 2020, we have included our best estimate of the impact of COVID-19 pandemic to the estimated annual effective tax rate. Our estimated annual effective tax rate could be impacted by any changes in facts and circumstances or new information related to the COVID-19 pandemic.

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
        At June 30, 2020, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
        During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. At June 30, 2020, we had $87.0 million outstanding under the Credit Agreement.
        Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 1.75% to 2.75%. The effective interest rate during the six months ended June 30, 2020 was 3.13%. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. As of June 30, 2020, we have classified $35.0 million of the $87.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
        Long-term debt consists of (in thousands):

	June 30, 2020	December 31, 2019
Revolving credit facility	$87,000	$55,000
Debt issuance costs	(239)	(335)
Less: current portion of long-term debt	35,000	35,000
Total long-term debt	$51,761	$19,665

Maturities of long-term debt as of June 30, 2020 are as follows (in thousands):

	June 30, 2020	December 31, 2019
2020	$—	$—
2021	87,000	55,000
2022	—	—
Thereafter	—	—
Total	$87,000	$55,000

As of June 30, 2020, the carrying value of total debt approximated fair market value.

14 - Financial Instruments and Derivatives
        We use interest rate swap derivative instruments to reduce earnings volatility and manage cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of June 30, 2020 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$15,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$459
Total interest rate derivatives designated as cash flow hedge	$15,000						$459

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
        As of June 30, 2020, we estimate that approximately $264.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

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
The following tables present revenue by end market and geographic region and long-lived asset information by geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Revenue:
United States	$51,175	$73,531	$119,513	$139,598
International	33,605	52,008	74,650	100,698
Total	$84,780	$125,539	$194,163	$240,296

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by End Market:
Neuro Products
Devices and Systems	$33,136	$54,575	$82,535	$100,267
Supplies	10,373	16,952	26,296	32,850
Services	—	71	—	871
Total Neuro Revenue	43,509	71,598	108,831	133,988
Newborn Care Products
Devices and Systems	14,864	12,615	26,554	27,260
Supplies	9,443	8,933	19,237	18,979
Services	2,609	5,015	5,357	9,860
Total Newborn Care Revenue	26,916	26,563	51,148	56,099
Hearing & Balance Products
Devices and Systems	13,639	26,178	32,228	47,703
Supplies	716	1,200	1,956	2,506
Total Hearing & Balance Revenue	14,355	27,378	34,184	50,209
Total Revenue	$84,780	$125,539	$194,163	$240,296

	June 30, 2020	December 31, 2019
Property and equipment, net:
United States	$14,198	$11,868
Ireland	5,683	5,732
Canada	4,007	4,140
Denmark	1,764	1,799
Other countries	1,021	1,163
Total	$26,673	$24,702

During the three and six months ended June 30, 2020 and 2019, no single customer or country outside the United States contributed more than 10% of our consolidated revenue.

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
The derivative financial instruments described in Note 14 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of June 30, 2020, there have been no events of default under the interest rate swap agreement. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2019	Additions	Payments	Adjustments	June 30, 2020
Liabilities:
Interest rate swap	$313	$—	$—	$146	$459
Total	$313	$—	$—	$146	$459

The following financial instruments are not measured at fair value on our consolidated balance sheet as of June 30, 2020 and December 31, 2019 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and six months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Devices and Systems	73%	74%	73%	73%
Supplies	24%	22%	24%	23%
Services	3%	4%	3%	4%
Total	100%	100%	100%	100%
2020 Second Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
We experienced a significant decline in demand, particularly in the U.S. and Europe, during the quarter as a result of the COVID-19 pandemic. Our consolidated revenue decreased $40.8 million in the second quarter ended June 30, 2020 to $84.8 million compared to $125.5 million in the second quarter of the previous year. The decline in revenue was driven primarily by the impact of COVID-19 on demand, partially offset by growth in Newborn Care device sales in the United States due to shipping backlog of NICVIEW devices.
Our net loss was $8.9 million or $0.26 per share in the three months ended June 30, 2020, compared with net income of $3.5 million or $0.10 per diluted share in the same period in 2019. The net loss was driven mainly by lower revenue resulting from the impact of the COVID-19 pandemic on global demand for our products.
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
Impact to our supply chain
Many of our materials are single source and require lengthy qualification periods. Disruptions in our supply chain could negatively impact our ability to produce and supply our finished products. We have made strategic investments in inventory to help mitigate potential supply chain disruptions. These investments include increased inventory and firm purchase orders beyond our typical timeframe in order to secure capacity at our key suppliers. To date, we have not incurred any significant supply disruptions and we believe our suppliers are positioned well to provide us with the materials we need to meet our demand. Going into the third quarter, supply appears to be stable, which could allow for the reduction of inventory levels in future quarters. The health and safety of our suppliers is also a priority for us and we have transitioned collaboration with our suppliers to online technology so that we can continue our business operations.
Liquidity
In 2019, we completed a restructuring of the Company and strengthened our balance sheet by generating over $60.0 million in cash from operations and paying down $55.0 million in debt. At the end of the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. During the second quarter of 2020 we repaid $13.0 million in debt and continued to maintain a strong cash position ending the quarter with $84.9 million in cash.
As expected in the second quarter, some hospitals and clinics delayed payments for products and services and we have worked with our customers to arrange mutually acceptable payment terms during this uncertain time. The delays have impacted, and may continue to impact, cash flow and earnings. Looking ahead, we expect revenues and margins to improve compared to the second quarter, but remain below historical levels. We see our customers adapting to the COVID environment with elective procedures resuming, which we believe will result in increased capital spending, improving our business for the remainder of 2020.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future should negative economic conditions persist for an extended period of time, we are evaluating additional measures we could take to improve our liquidity position.
Impact to fair-value of intangible assets
We have reviewed the assets on our balance sheet, particularly goodwill and significant intangible assets for indications of impairment and as of the end of the second quarter, and determined that impairment is unnecessary at this time. The values of these assets are particularly sensitive to our market cap and the long term value of their cash flows. If these conditions change significantly, we may need to record an impairment to their value. However, any impairment charges would not require the use of cash and are excluded from the calculation of our debt covenants and therefore would not affect our ability to borrow under our existing credit line.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	50.2%	41.7%	45.1%	41.1%
Intangibles amortization	2.0%	1.4%	1.7%	1.5%
Gross profit	47.8%	56.9%	53.2%	57.4%
Operating expenses:
Marketing and selling	26.9%	25.7%	27.6%	27.5%
Research and development	16.9%	10.6%	16.4%	11.1%
General and administrative	13.2%	10.1%	12.6%	12.1%
Intangibles amortization	4.3%	3.0%	3.8%	3.1%
Restructuring	0.7%	2.1%	0.8%	16.7%
Total operating expenses	62.0%	51.5%	61.2%	70.5%
Income (loss) from operations	(14.2)%	5.4%	(8.0)%	(13.1)%
Other expense, net	(0.9)%	(0.9)%	(1.2)%	(1.5)%
Income (loss) before provision for (benefit from) income tax	(15.1)%	4.5%	(9.2)%	(14.6)%
Provision for (benefit from) income taxes	(4.6)%	1.5%	(2.6)%	(3.3)%
Net income (loss)	(10.5)%	3.0%	(6.6)%	(11.3)%
Revenues
The following table shows revenue by products during the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Neuro Products
Devices and Systems	$33,136	$54,575	(39)%	$82,535	$100,267	(18)%
Supplies	10,373	16,952	(39)%	26,296	32,850	(20)%
Services	—	71	(100)%	—	871	(100)%
Total Neuro Revenue	43,509	71,598	(39)%	108,831	133,988	(19)%
Newborn Care Products
Devices and Systems	14,864	12,615	18%	26,554	27,260	(3)%
Supplies	9,443	8,933	6%	19,237	18,979	1%
Services	2,609	5,015	(48)%	5,357	9,860	(46)%
Total Newborn Care Revenue	26,916	26,563	1%	51,148	56,099	(9)%
Hearing & Balance Products
Devices and Systems	13,639	26,178	(48)%	32,228	47,703	(32)%
Supplies	716	1,200	(40)%	1,956	2,506	(22)%
Total Hearing & Balance Revenue	14,355	27,378	(48)%	34,184	50,209	(32)%
Total Revenue	$84,780	$125,539	(32)%	$194,163	$240,296	(19)%
For the three months ended June 30, 2020, Neuro revenue decreased by 39% compared to the same period last year. Revenue from sales of both Neuro Devices and Systems and Neuro Supplies decreased by 39% due to slowing demand attributed to impact of the COVID-19 pandemic. Revenue from Services decreased by 100% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.

For the three months ended June 30, 2020, Newborn Care revenue increased by 1% compared to the same period last year. The 18% increase in Newborn Care Devices and Systems revenue was due to the release of NICVIEW devices for shipment to fulfill backlog. Newborn Care Supplies revenue increased 6% due to an increase in demand in our domestic market resulting from our supply agreement with Pediatrix. The increase in revenue from Devices and Supplies was offset by a decrease in revenue from Services of 48% primarily due to the exit from our Peloton business as of December 31, 2019.
For the three months ended June 30, 2020, Hearing & Balance revenue decreased by 48% compared to the same period last year. The decrease in revenue was driven by the impact of the COVID-19 pandemic on demand.
For the six months ended June 30, 2020, Neuro revenue decreased by 19% compared to the same period last year. Revenue from sales of Neuro Devices and Systems and Neuro Supplies decreased by 18% and 20%, respectively driven by a drop in demand related to the COVID-19 pandemic. Revenue from Services decreased by 100% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the six months ended June 30, 2020, Newborn Care revenue decreased by 9% compared to the same period last year. The 3% decrease in Newborn Care Devices and Systems revenue was due to the exit from our Neurocom and Medix businesses in 2019 and the impact of non-repeated tender business in 2019. Newborn Care Supplies revenue increased 1% due to an increase in demand resulting from our supply agreement with Pediatrix. Revenue from Services decreased primarily due to the exit from our Peloton business as of December 31, 2019.
For the six months ended June 30, 2020, Hearing & Balance revenue decreased by 32% compared to the same period last year. The decrease in revenue was driven by the impact of the COVID-19 pandemic on demand.
Revenue from domestic sales decreased to $51.2 million for the three months ended June 30, 2020 compared to $73.5 million in the three months ended June 30, 2019. The decrease in domestic revenue was mainly due to the impact of the COVID-19 pandemic on demand.
Revenue from international sales decreased to $33.6 million for the three months ended June 30, 2020 compared to $52.0 million for the three months ended June 30, 2019. The reduction was driven by the impact of the COVID-19 pandemic on demand in our international markets.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$84,780	$125,539	$194,163	$240,296
Cost of revenue	42,573	52,393	87,506	98,903
Intangibles amortization	1,654	1,746	3,322	3,502
Gross profit	40,553	71,400	103,335	137,891
Gross profit percentage	47.8%	56.9%	53.2%	57.4%
For the three and six months ended June 30, 2020, gross profit as a percentage of revenue decreased 9.1% and 4.2%, respectively, compared to the same period in the prior year. The decrease was due to lower revenue and higher other costs of revenue for freight, both driven by the impact of COVID-19, and inventory related adjustments, partly offset by a decrease in operations overhead expense.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Marketing and selling	$22,802	$32,324	$53,532	$66,054
Percentage of revenue	26.9%	25.7%	27.6%	27.5%
Research and development	$14,336	$13,324	$31,905	$26,718
Percentage of revenue	16.9%	10.6%	16.4%	11.1%
General and administrative	$11,187	$12,691	$24,368	$28,996
Percentage of revenue	13.2%	10.1%	12.6%	12.1%
Intangibles amortization	$3,644	$3,763	$7,305	$7,549
Percentage of revenue	4.3%	3.0%	3.8%	3.1%
Restructuring	$621	$2,668	$1,492	$40,040
Percentage of revenue	0.7%	2.1%	0.8%	16.7%

Marketing and Selling
Marketing and selling expenses decreased for the three and six months ended June 30, 2020. The reduction was primarily driven by exiting the GND, Peloton and Medix businesses in 2019 and lower travel and tradeshow expenses due to the impact of COVID-19 restrictions. We expect lower travel and tradeshow spend in the three months ending September 30, 2020 as a result of continued COVID-19 restrictions with travel spend returning closer to historical levels in the last quarter of fiscal year 2020 assuming worldwide travel restrictions are removed, an assumption that has no certainty of happening within the predicted timeframe.
Research and Development
Research and development expenses increased during the three and six months ended June 30, 2020 compared to the same period in 2019. The increase is due mainly to higher spend to support remediation activities and projects to comply with the European Union's adoption of the Medical Device Regulation which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements.
General and Administrative
General and administrative expense during the three and six months ended June 30, 2020 decreased when compared to the same period in the prior year. This decrease was due to a reduction in outside service expenses related to our exit from the GND and Peloton businesses and other organization changes as well as lower bad debt expense related to exiting the Peloton business as of December 31, 2019.
Intangibles Amortization
Intangibles amortization remained flat during the three and six months ended June 30, 2020 as compared to the same period in 2019.
Restructuring
Restructuring expenses decreased during the three and six months ended June 30, 2020 compared to the same period in 2019. The decrease in the three months ended June 30, 2020 was primarily driven lower severance costs as the costs incurred in 2019 related to our One Natus initiative that did not repeat in the current year. For the six months ended June 30, 2020, the decrease was primarily due to an impairment recorded related to the sale of Medix which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. We do not currently project that restructuring expenses related to COVID-19 will have an impact on the business.
Other Expense, net

Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2020 we reported $0.8 million of other expense compared to $1.2 million of other expense for the same period in 2019. The decrease in expense was attributable to less interest expense than the prior period.
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
We recorded a benefit from income tax of $3.9 million and $5.0 million for the three and six months ended June 30, 2020, respectively. The effective tax rate was 30.4% and 28.6% for the three and six months ended June 30, 2020 respectively.
We recorded an expense for income tax of $1.9 million and a benefit from income tax of $7.9 million for the three and six months ended June 30, 2019, respectively. The effective tax rate was 35.8% and 22.6% for the three and six months ended June 30, 2019, respectively.
The decrease in the effective tax rate for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 is primarily attributable to the reduction in global intangible low-taxed income inclusion and state taxes. The increase in effective tax rate for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 is primarily attributable to the changes in distribution of income among jurisdictions with varying tax rates. Other significant factors that impact the effective tax rate are Federal and California research and development credits, and non-deductible executive compensation expenses.
We recorded no changes related to unrecognized tax benefits for the three and six months ended June 30, 2020. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $2.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2016 through 2019, U.S. states, 2015 through 2019, and significant foreign jurisdictions, generally 2015 through 2019.
For the three and six months ended June 30, 2020, we have included our best estimate of the impact of COVID-19 pandemic to the estimated annual effective tax rate. Our estimated annual effective tax rate could be impacted by any changes in facts and circumstances or new information related to the COVID-19 pandemic.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020. The CARES Act did not have a material impact on our provision for income taxes for the six months ended June 30, 2020.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$84,878	$63,297
Working capital	146,526	126,928

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$9,612	$24,046
Net cash used in investing activities	(6,927)	(2,932)
Net cash provided by (used in) financing activities	19,995	(25,164)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2020, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $33.6 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel Tech Corporation and Natus Manufacturing Limited, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. The Credit Agreement provides for an aggregate $225.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 23, 2021, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. As of June 30, 2020, we had $87.0 million outstanding under the Credit Facility.
During the six months ended June 30, 2020 cash provided by operating activities of $9.6 million was the result of $12.5 million of net loss, non-cash adjustments to net loss of $23.8 million, and net cash outflows of $1.7 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was driven by depreciation and amortization of $13.7 million. Cash used in investing activities during the period was $6.9 million to acquire other property and equipment. Cash provided by financing activities during the six months ended June 30, 2020 was $20.0 million and consisted of proceeds from borrowing of $60.0 million and Employee Stock Purchase Program (“ESPP”) purchases of $0.7 million offset by repayment on borrowing of $28.0 million, $10.5 million for repurchases of common stock under our share repurchase program, $1.9 million for taxes paid related to net share settlement of equity awards, and $0.2 million for principal payments of financing lease liability.
During the six months ended June 30, 2019 cash provided by operating activities of $24.0 million was the result of $26.9 million of net loss, non-cash adjustments to net loss of $50.9 million, and net cash inflows of $0.1 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was driven by an impairment recorded related to the held for sale status of Medix of $24.6 million and depreciation and amortization of $15.4 million. Cash used in investing activities during the period was $2.9 million to acquire other property and equipment. Cash used in financing activities during the six months ended June 30, 2019 was $25.2 million and consisted of repayment on borrowing of $25.0 million, $1.6 million for taxes paid related to net share settlement of equity awards, and $0.3 million for principal payments of financing lease liability, offset by stock option exercises and ESPP purchases of $1.7 million.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of June 30, 2020 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$52,872	$48,478	$4,394	$—	$—
Bank debt	87,000	—	87,000	—	—
Interest payments	4,321	2,800	1,521	—
Repatriation tax	9,113	1,672	2,517	4,924	—
Total	$153,306	$52,950	$95,432	$4,924	$—

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
Our Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2021. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of June 30, 2020, we have classified $35.0 million out of the $87.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
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
None.
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
As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weakness described above that has not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the second quarter of 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Remediation Effort to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we plan to make substantive changes to enhance our design of controls intended to identify and assess contracts that include research and development activities and to aid in confirming the accuracy of our payroll accounts. Specifically, we formalized a policy that provides guidance on proper identification, analysis and treatment of contracts that include research and development activities. Proper identification includes coordination with our legal team to flag contracts that include terminology indicative of research and development components. The policy requires that management document conclusions on accounting treatment in supporting memos depending on materiality of the contract. We provided training to relevant teams in the second quarter to ensure the policy is communicated, understood and followed. We strengthened the control design for payroll accounts to require that specific review procedures be completed and to formalize the results of required review procedures in a checklist format including reviewer signoff. The checklists for the reviewer of payroll accounting entries are prepared and executed during the second quarter close process. We have also coordinated with our third party payroll administrators to build efficiency in our payroll reporting process with the goal of reducing manual work. The intent of this project is to free up the payroll accounting reviewers and enable them to focus more on material review items and continue our methodology of continuous improvement and risk reduction. Additionally, we plan to institute a process to monitor changes to our control operator responsible for key controls over financial reporting and implement a control to verify that appropriate training is provided to new control operators to mitigate this risk of change in our system of control. With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. There can be no assurances that these steps will be successful in fully remediating the material weakness.

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

ITEM 1A. Risk Factors
The following updates the risk factors previously reported in Part 1, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020:
Our business has been and may continue to be negatively affected by the ongoing COVID-19 pandemic and any future outbreaks of disease.
Our operations and financial performance have and continue to be significantly affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. On March 11, 2020, the WHO declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump declared a National Emergency relating to the disease. The widespread infection in the U.S. and abroad has caused significant volatility and uncertainty in U.S. and international markets, which could result in a prolonged economic downturn that has disrupted and is expected to continue to disrupt our business.
National, state and local authorities have recommended social distancing and many have implemented quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have and may continue to negatively impact our ongoing operations, including our revenue, manufacturing and supply chain. For example, our business relies on continued investment and activity in the healthcare system, and as a result of the significant reduction, or in some cases elimination, of elective medical procedures and healthcare visits, as well as the deferring or cancelling of customer capital expenditure projects, we have seen a decline in revenue from our Supplies and Devices and Systems products.
In addition, we have experienced disruption and delays in parts of our direct and indirect supply chain. We have made investments in inventory to help mitigate against further potential supply chain interruptions. These investments include increased inventory and firm purchase orders beyond our typical timeframe in order to secure capacity at our key suppliers. We have experienced, and may continue to experience, increased costs as a result of excess inventory, which in turn has resulted, and may continue to result, in lower gross margins. In addition, our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our products and product components. We may experience restricted stock availability or delays or difficulty sourcing certain products in the future, which could negatively impact us.
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
We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, consolidated financial position, consolidated results of operations or consolidated cash flows. To the extent the COVID-19 pandemic continues to adversely affect our business operations, financial position or consolidated cash flows, it may also have the effect of heightening many of the other risks described in the other disclosures, including the risk factors contained in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None.

ITEM 5. Other Information

        None

ITEM 6. Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 4, 2020	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 4, 2020	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)