Form 10-Q
period 2020-09-30
NATUS MEDICAL INC
filed 2020-11-04
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 28, 2020 was 33,867,567.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$74,536	$63,297
Accounts receivable, net of allowance for doubtful accounts of $6,669 in 2020 and $7,384 in 2019	84,107	115,889
Inventories	80,135	71,368
Prepaid expenses and other current assets	27,740	19,195
Total current assets	266,518	269,749
Property and equipment, net	24,245	24,702
Operating lease right-of-use assets	11,960	15,046
Intangible assets, net	94,030	114,799
Goodwill	147,716	146,367
Deferred income tax	28,749	30,355
Other assets	23,672	21,509
Total assets	$596,890	$622,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,597	$27,253
Current portion of long-term debt	40,000	35,000
Accrued liabilities	39,034	54,451
Deferred revenue	20,034	20,246
Current portion of operating lease liabilities	5,343	5,871
Total current liabilities	132,008	142,821
Other liabilities	19,574	17,616
Operating lease liabilities	9,358	12,051
Long-term debt, net of current portion	25,697	19,665
Deferred income tax	14,786	14,251
Total liabilities	201,423	206,404
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 33,870,387 in 2020 and 34,148,700 in 2019	339,665	344,476
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2020 and 2019	—	—
Retained earnings	66,106	87,922
Accumulated other comprehensive loss	(10,304)	(16,275)
Total stockholders’ equity	395,467	416,123
Total liabilities and stockholders’ equity	$596,890	$622,527
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$102,803	$123,463	$296,966	$363,759
Cost of revenue	47,160	48,389	134,665	147,291
Intangibles amortization	8,117	1,736	11,440	5,237
Gross profit	47,526	73,338	150,861	211,231
Operating expenses:
Marketing and selling	26,035	30,787	79,567	96,841
Research and development	14,670	14,447	46,574	41,166
General and administrative	12,384	15,394	36,754	44,390
Intangibles amortization	4,025	3,751	11,330	11,300
Restructuring	350	1,106	1,842	41,147
Total operating expenses	57,464	65,485	176,067	234,844
Income (loss) from operations	(9,938)	7,853	(25,206)	(23,613)
Other expense, net	(947)	(1,609)	(3,198)	(4,921)
Income (loss) before benefit from income tax	(10,885)	6,244	(28,404)	(28,534)
Benefit from income taxes	(1,569)	(1,987)	(6,588)	(9,852)
Net income (loss)	(9,316)	$8,231	$(21,816)	$(18,682)
Net income (loss) per share:
Basic	$(0.28)	$0.24	$(0.65)	$(0.55)
Diluted	$(0.28)	$0.24	$(0.65)	$(0.55)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,828	33,655	33,577	33,666
Diluted	33,828	33,738	33,577	33,666
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(9,316)	$8,231	$(21,816)	$(18,682)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,915	(6,181)	6,013	(6,411)
Interest rate swap designated as a cash flow hedge	68	(27)	(42)	(236)
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	—	—	(1,332)
Reclassification of deferred foreign currency related adjustments related to the sale of Medix	—	—	—	24,845
Other comprehensive income (loss), net of tax	6,983	(6,208)	5,971	16,866
Comprehensive income (loss)	(2,333)	2,023	(15,845)	(1,816)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	162,212	—	—	—	—
Stock-based compensation expense	—	2,198	—	—	2,198
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(57,695)	(1,883)	—	—	(1,883)
Other comprehensive loss	—	—	—	(4,193)	(4,193)
Net loss	—	—	(3,597)	—	(3,597)
Balances, March 31, 2020	33,802,133	$334,296	$84,325	$(20,468)	$398,153
Net issuance of restricted stock awards	40,483	—	—	—	—
Employee stock purchase plan	30,955	658	—	—	658
Stock-based compensation expense	—	2,427	—	—	2,427
Taxes paid related to net share settlement of equity awards	(1,848)	(43)	—	—	(43)
Other comprehensive income	—	—	—	3,181	3,181
Net loss	—	—	(8,903)	—	(8,903)
Balances, June 30, 2020	33,871,723	$337,338	$75,422	$(17,287)	$395,473
Net issuance of restricted stock awards	(856)	—	—	—	—
Stock-based compensation expense	—	2,337	—	—	2,337
Taxes paid related to net share settlement of equity awards	(480)	(10)	—	—	(10)
Other comprehensive income	—	—	—	6,983	6,983
Net loss	—	—	(9,316)		(9,316)
Balances, September 30, 2020	33,870,387	$339,665	$66,106	$(10,304)	$395,467

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	139,718	—	—	—	—
Stock-based compensation expense	—	2,432	—	—	2,432
Repurchase of company stock	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	(47,767)	(1,567)	—	—	(1,567)
Exercise of stock options	16,617	268	—	—	268
Other comprehensive loss	—	—	—	(1,875)	(1,875)
Net loss	—	—	(30,398)	—	(30,398)
Balances, March 31, 2019	33,955,077	$335,348	$73,195	$(41,239)	$367,304
Net issuance of restricted stock awards	5,762	—	—	—	—
Employee stock purchase plan	31,879	725	—	—	725
Stock-based compensation expense	—	1,987	—	—	1,987
Taxes paid related to net share settlement of equity awards	(274)	(7)	—	—	(7)
Exercise of stock options	47,786	682	—	—	682
Other comprehensive income	—	—	—	26,281	26,281
Net income	—	—	3,486	—	3,486
Balances, June 30, 2019	34,040,230	$338,735	$76,681	$(14,958)	$400,458
Net issuance of restricted stock awards	27,025	—	—	—	—
Stock-based compensation expense	—	1,851	—	—	1,851
Taxes paid related to net share settlement of equity awards	(754)	(22)	—	—	(22)
Exercise of stock options	23,800	519	—	—	519
Other comprehensive loss	—	—	—	(6,208)	(6,208)
Net income	—	—	8,231	—	8,231
Balances, September 30, 2019	34,090,301	$341,083	$84,912	$(21,166)	$404,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(21,816)	$(18,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	1,158	3,934
Impairment of intangible assets	6,678	—
Depreciation and amortization	20,989	22,946
Loss on disposal of property and equipment	149	482
Warranty reserve	1,129	2,588
Share-based compensation	7,059	6,377
Loss on commencement of sales-type leases	1,861	—
Impairment charge for sale of entity	—	24,571
Changes in operating assets and liabilities:
Accounts receivable	30,367	14,850
Inventories	(6,417)	(2,074)
Prepaid expenses and other assets	(11,078)	(9,527)
Accounts payable	(19)	2,076
Accrued liabilities	(13,844)	1,073
Deferred revenue	(941)	2,371
Deferred income tax	1,826	(3,072)
Net cash provided by operating activities	17,101	47,913
Investing activities:
Purchase of property and equipment	(7,617)	(3,872)
Purchase of intangible assets	—	(13)
Net cash used in investing activities	(7,617)	(3,885)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	658	2,193
Repurchase of common stock	(10,495)	—
Taxes paid related to net share settlement of equity awards	(1,936)	(1,596)
Principal payments of financing lease liability	(415)	(404)
Proceeds from borrowings	60,000	—
Deferred debt issuance costs	(1,175)	—
Payments on borrowings	(48,000)	(35,000)
Net cash used in financing activities	(1,363)	(34,807)
Exchange rate changes effect on cash and cash equivalents	3,118	(2,532)
Net increase in cash and cash equivalents	11,239	6,689
Cash and cash equivalents, beginning of period	63,297	56,373
Cash and cash equivalents, end of period	$74,536	$63,062
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,605	$3,727
Cash paid for income taxes	$6,489	$4,169
Non-cash investing activities:
Property and equipment included in accounts payable	$(59)	$15
Inventory transferred to property and equipment	$899	$205
Transfer of leased assets to sales-type leases	$4,063	$—
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
Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed include, but were not limited to, our allowance for doubtful accounts, inventory and warranty reserves, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2020, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Tax. This update includes removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. We early adopted the ASU in the second quarter of the current fiscal year. We early adopted the ASU in the second quarter of 2020. As a result, we recorded an additional income tax benefit of $0.9 million in the second quarter of 2020 due to the elimination of the year-to-date loss limitation rule that limited the interim period tax benefit.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the nine months ended September 30, 2020 (in thousands):

Unbilled AR, December 31, 2019	$2,667
Additions	123
Transferred to trade receivable	(919)
Unbilled AR, September 30, 2020	$1,871

Deferred revenue, December 31, 2019	$24,808
Additions	15,824
Revenue recognized	(16,740)
Deferred revenue, September 30, 2020	$23,892

    At September 30, 2020, the short-term portion of deferred revenue of $20.0 million and the long-term portion of $3.9 million were included in deferred revenue and other long-term liabilities, respectively, in the consolidated balance sheet. As of September 30, 2020, we expect to recognize revenue associated with deferred revenue of approximately $7.6 million in 2020, $13.1 million in 2021, $1.7 million in 2022, $1.0 million in 2023, and $0.5 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(9,316)	$8,231	$(21,816)	$(18,682)
Weighted average common shares	33,828	33,655	33,577	33,666
Dilutive effect of stock based awards	—	83	—	—
Diluted shares	33,828	33,738	33,577	33,666
Basic earnings (loss) per share	$(0.28)	$0.24	$(0.65)	$(0.55)
Diluted earnings (loss) per share	$(0.28)	$0.24	$(0.65)	$(0.55)
Shares excluded from calculation of diluted EPS	13	—	61	105

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$7,539	$8,579	$7,384	$6,960
Additions charged to expense	209	711	1,158	3,934
Write-offs charged against allowance	(1,079)	(243)	(1,873)	(1,847)
Balance, end of period	$6,669	$9,047	$6,669	$9,047

5 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and subassemblies	$31,484	$37,259
Work in process	2,656	1,780
Finished goods	63,180	50,521
Total inventories	97,320	89,560
Less: Non-current inventories	(17,185)	(18,192)
Inventories, current	$80,135	$71,368

As of September 30, 2020 and December 31, 2019, we have classified $17.2 million and $18.2 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$110,139	$(12,459)	$(61,380)	$36,300	$108,400	$(6,035)	$(55,408)	$46,957
Customer related	92,178	(50)	(47,737)	44,391	90,351	(50)	(40,527)	49,774
Trade names	46,437	(3,595)	(30,071)	12,771	45,874	(3,237)	(25,355)	17,282
Internally developed software	13,281	—	(12,794)	487	13,281	—	(12,606)	675
Patents	2,750	(133)	(2,617)	—	2,692	(133)	(2,559)	—
Service agreements	1,190	—	(1,109)	81	1,190	—	(1,079)	111
Definite-lived intangible assets	$265,975	$(16,237)	$(155,708)	$94,030	$261,788	$(9,455)	$(137,534)	$114,799

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
In the third quarter of 2020 we recorded an impairment charge related to intangible assets of $6.7 million of which $6.4 million was recorded within intangibles amortization within cost of revenue and $0.3 million was recorded within intangibles amortization within operating expenses on the Company's income statement. The impairment relates to an end of life decision for an acquired tradename and technology. During the third quarter of 2020, the Company made the decision to discontinue sales of the related product rather than continuing to invest in the product.
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Technology	$8,162	$1,719	$11,572	$5,186
Customer related	2,204	2,159	6,468	6,509
Trade names	1,767	1,487	4,700	4,476
Internally developed software	51	359	188	1,369
Patents	—	20	—	60
Service agreements	$10	$102	30	307
Total amortization	$12,194	$5,846	$22,958	$17,907

The amortization expense amounts shown above include internally developed software not held for sale of $24 thousand and $72 thousand for the three and nine months ended September 30, 2020, respectively which is recorded within our income statement as a general and administrative operating expense. The amortization expense amounts shown above include internally developed software held for sale of $27 thousand and $116 thousand for the three and nine months ended September 30, 2020, respectively which is recorded within our income statement as cost of goods sold.

Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2020	$5,264
2021	20,186
2022	16,765
2023	15,806
2024	13,877
2025	13,261
Thereafter	8,871
Total expected amortization expense	$94,030

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2019	$146,367
Foreign currency translation	1,349
September 30, 2020	$147,716

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$1,728	$1,719
Buildings	7,061	6,943
Leasehold improvements	7,997	8,664
Finance lease right-of-use assets	2,423	2,377
Equipment and furniture	24,184	22,819
Computer software and hardware	14,404	12,610
Demonstration and loaned equipment	3,006	11,621
	60,803	66,753
Accumulated depreciation	(36,558)	(42,051)
Total	$24,245	$24,702

Depreciation expense of property and equipment was approximately $1.9 million and $5.2 million for the three and nine months ended September 30, 2020 and approximately $1.7 million and $5.3 million for the three and nine months ended September 30, 2019.

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

As of September 30, 2020, we have accrued $4.8 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$5,683	$8,076	$6,404	$9,391
Additions charged to expense	215	911	1,494	3,159
Utilizations	(684)	(1,560)	(2,684)	(4,543)
Changes in estimate related to product remediation activities	(366)	—	(366)	(571)
Divestiture adjustments	—	—	—	(9)
Balance, end of period	$4,848	$7,427	$4,848	$7,427

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of September 30, 2020, we have two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
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
The terms of all other awards granted during the nine months ended September 30, 2020 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$79	$37	$229	$193
Marketing and selling	475	270	1,424	773
Research and development	275	161	798	600
General and administrative	1,507	1,384	4,511	4,705
Total	$2,336	$1,852	$6,962	$6,271

As of September 30, 2020, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $13.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$(25)	$93	$7	$239
Interest expense	(1,107)	(1,172)	(2,800)	(4,167)
Foreign currency gain (loss)	273	(397)	(311)	(860)
Other expense	(88)	(133)	(94)	(133)
Total other expense, net	$(947)	$(1,609)	$(3,198)	$(4,921)

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Tax. This update includes removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. We early adopted the ASU in the second quarter of 2020. As a result, we recorded an additional income tax benefit of $0.9 million in the second quarter of 2020 due to the elimination of the year-to-date loss limitation rule that limited the interim period tax benefit.
We recorded a benefit from income tax of $1.6 million and $6.6 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 14.4% and 23.2% for the three and nine months ended September 30, 2020 respectively.
We recorded a benefit from income tax of $2.0 million and $9.9 million for the three and nine months ended September 30, 2019, respectively. The effective tax rate was (31.8)% and 34.5% for the three and nine months ended September 30, 2019, respectively.
The decrease in the effective tax rate for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates. The decrease in the effective tax rate for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 is primarily attributable to the tax accounting effects of the sale of Medix included in the nine months ended September 30, 2019. Other significant factors that impact the effective tax rate are research and development credits and non-deductible executive compensation expenses.
We recorded an increase of $1.8 million related to unrecognized tax benefits for the three and nine months ended September 30, 2020. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $2.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2016 through 2019, U.S. states, 2015 through 2019, and significant foreign jurisdictions, generally 2015 through 2019.
For the three and nine months ended September 30, 2020, we have included our best estimate of the impact of COVID-19 pandemic to the estimated annual effective tax rate. Our estimated annual effective tax rate could be impacted by any changes in facts and circumstances or new information related to the COVID-19 pandemic.

13 - Debt and Credit Arrangements
    We have a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity date of the original agreement, reduce the aggregate value of the revolving facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. We have no other significant credit facilities.
    In addition to the customary restrictive covenants listed above, the Credit Agreement also contains financial covenants that require us to maintain a certain leverage ratio and fixed charge coverage ratio, each as defined in the Credit Agreement:
•Leverage Ratio, as defined, to be no higher than 3.25 to 1.00.
•Interest Coverage Ratio, as defined, to be at least 1.75 to 1.00 at all times.
    At September 30, 2020, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
    During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. At September 30, 2020, we had $67.0 million outstanding under the Credit Agreement.
    Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 2.25% to 3.50%. The effective interest rate during the nine months ended September 30, 2020 was 3.04%. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. As of September 30, 2020, we have classified $40.0 million of the $67.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
    Long-term debt consists of (in thousands):

	September 30, 2020	December 31, 2019
Revolving credit facility	$67,000	$55,000
Debt issuance costs	(1,303)	(335)
Less: current portion of long-term debt	40,000	35,000
Total long-term debt	$25,697	$19,665

Maturities of long-term debt as of September 30, 2020 are as follows (in thousands):

	September 30, 2020	December 31, 2019
2020	$—	$—
2021	—	55,000
2022	—	—
Thereafter	67,000	—
Total	$67,000	$55,000

As of September 30, 2020, the carrying value of total debt approximated fair market value.

14 - Financial Instruments and Derivatives
    We use interest rate swap derivative instruments to reduce earnings volatility and manage cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of September 30, 2020 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$15,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$369
Total interest rate derivatives designated as cash flow hedge	$15,000						$369

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
    As of September 30, 2020, we estimate that approximately $280.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

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
The following tables present revenue by end market and geographic region and long-lived asset information by geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Revenue:
United States	$63,553	$73,553	$183,181	$213,055
International	39,250	49,910	113,785	150,704
Total	$102,803	$123,463	$296,966	$363,759

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by End Market:
Neuro Products
Devices and Systems	$44,309	$55,460	$126,957	$155,726
Supplies	14,427	16,732	40,723	49,582
Services	—	—	—	871
Total Neuro Revenue	58,736	72,192	167,680	206,179
Newborn Care Products
Devices and Systems	11,800	12,487	36,708	39,747
Supplies	9,231	9,864	27,856	28,844
Services	4,679	4,654	12,181	14,514
Total Newborn Care Revenue	25,710	27,005	76,745	83,105
Hearing & Balance Products
Devices and Systems	17,312	23,092	49,540	70,795
Supplies	1,045	1,174	3,001	3,680
Total Hearing & Balance Revenue	18,357	24,266	52,541	74,475
Total Revenue	$102,803	$123,463	$296,966	$363,759

	September 30, 2020	December 31, 2019
Property and equipment, net:
United States	$11,569	$11,868
Ireland	6,014	5,732
Canada	3,855	4,140
Denmark	1,761	1,799
Other countries	1,046	1,163
Total	$24,245	$24,702

During the three and nine months ended September 30, 2020 and 2019, no single customer or country outside the United States contributed more than 10% of our consolidated revenue.

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
The derivative financial instruments described in Note 14 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of September 30, 2020, there have been no events of default under the interest rate swap agreement. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2019	Additions	Payments	Adjustments	September 30, 2020
Liabilities:
Interest rate swap	$313	$—	$—	$56	$369
Total	$313	$—	$—	$56	$369

The following financial instruments are not measured at fair value on our consolidated balance sheet as of September 30, 2020 and December 31, 2019 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

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
End Markets
Our products address the below end markets:
•Neuro - Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography and long-term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, and intra-operative monitoring. These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases. Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure and cerebrospinal fluid drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions include items such as valves, shunts and related treatment solutions for procedures involving hydrocephalus.
•Newborn Care - Includes products and services for newborn care including hearing screening, brain monitoring, eye imaging, jaundice management, and various disposable newborn care supplies.
•Hearing & Balance - The Hearing portfolio includes products for hearing assessment and diagnostics, and hearing aid fitting, including computer-based audiological, and otoneurologic and vestibular instrumentation. Our Balance portfolio provides diagnosis and assessment of vestibular and balance disorders. These solutions have a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets.

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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Devices and Systems	71%	74%	73%	73%
Supplies	24%	22%	24%	23%
Services	5%	4%	3%	4%
Total	100%	100%	100%	100%
2020 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
We experienced a significant decline in demand, particularly in the U.S. and Europe, during the third quarter compared to the same period in the prior year as a result of the COVID-19 pandemic. Our consolidated revenue for the third quarter ended September 30, 2020 was $102.8 million compared to $123.5 million in the third quarter of the previous year, a decrease of $20.7 million.
Our net loss was $9.3 million or $0.28 per share in the three months ended September 30, 2020, compared with net income of $8.2 million or $0.24 per diluted share in the same period in 2019. The net loss was driven mainly by lower revenue resulting from the impact of the COVID-19 pandemic on global demand for our products and impairment of intangibles related to end of sale products.
We are encouraged by the rate of business recovery during the third quarter ended September 30, 2020 as compared to the second quarter ended June 30, 2020. Our consolidated revenue increased $18.0 million during the third quarter of 2020 to $102.8 million compared to $84.8 million in the second quarter ended June 30, 2020.

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
Impact to our supply chain
Many of our materials are single source and require lengthy qualification periods. Disruptions in our supply chain could negatively impact our ability to produce and supply our finished products. We have made strategic investments in inventory to help mitigate potential supply chain disruptions. These investments include increased inventory and firm purchase orders beyond our typical timeframe in order to secure capacity at our key suppliers. To date, we have not incurred any significant supply disruptions and we believe our suppliers are positioned well to provide us with the materials we need to meet our demand. Going into the fourth quarter, supply appears to be stable, which could allow for the reduction of inventory levels in future quarters. The health and safety of our suppliers is also a priority for us and we have transitioned collaboration with our suppliers to online technology so that we can continue our business operations.
Liquidity
In 2019, we completed a restructuring of the Company and strengthened our balance sheet by generating over $60.0 million in cash from operations and paying down $55.0 million in debt. At the end of the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. During the third quarter of 2020 we amended our Credit Agreement which extended the maturity date of the original agreement from September 23, 2021 to September 25, 2023, reduced the aggregate revolving credit facility from $225.0 million to $150.0 million, and amended certain covenants. During the nine months ended September 30, 2020, we repaid $48.0 million in debt and continued to maintain a strong cash position ending the period with $74.5 million in cash.
Some hospitals and clinics delayed payments for products and services and we have worked with our customers to arrange mutually acceptable payment terms during this uncertain time. Looking ahead, we expect revenues and margins to improve compared to the third quarter, but remain below historical levels. We see our customers adapting to the COVID environment with elective procedures resuming, which we believe will result in increased capital spending, improving our business for the remainder of 2020.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future should negative economic conditions persist for an extended period of time, we are evaluating additional measures we could take to improve our liquidity position.
Impact to fair-value of intangible assets
We have reviewed the assets on our balance sheet, particularly goodwill and significant intangible assets for indications of impairment related to COVID-19 and determined that there are no indicators of impairment at this time. The values of these assets are particularly sensitive to our market cap and the long term value of their cash flows. If these conditions change significantly, we may need to record an impairment to their value. However, any impairment charges would not require the use of cash and are excluded from the calculation of our debt covenants and therefore would not affect our ability to borrow under our existing credit line.

During the third quarter of 2020 we made the decision to discontinue the sale of one of our products rather than continuing to invest in the product which resulted in the impairment of an acquired tradename and technology. See Note 6 to the unaudited Condensed Consolidated Financial Statements for additional discussion on this impairment charge.
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

Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	45.9%	39.2%	45.3%	40.4%
Intangibles amortization	7.9%	1.4%	3.9%	1.4%
Gross profit	46.2%	59.4%	50.8%	58.2%
Operating expenses:
Marketing and selling	25.3%	24.9%	26.8%	26.6%
Research and development	14.3%	11.7%	15.7%	11.3%
General and administrative	12.0%	12.5%	12.4%	12.2%
Intangibles amortization	3.9%	3.0%	3.8%	3.1%
Restructuring	0.3%	0.9%	0.6%	11.3%
Total operating expenses	55.8%	53.0%	59.3%	64.5%
Income (loss) from operations	(9.6)%	6.4%	(8.5)%	(6.3)%
Other expense, net	(0.9)%	(1.2)%	(1.1)%	(1.5)%
Income (loss) before benefit from income tax	(10.5)%	5.2%	(9.6)%	(7.8)%
Benefit from income taxes	(1.5)%	(1.6)%	(2.2)%	(2.7)%
Net income (loss)	(9.0)%	6.8%	(7.4)%	(5.1)%
Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Neuro Products
Devices and Systems	$44,309	$55,460	(20)%	$126,957	$155,726	(18)%
Supplies	14,427	16,732	(14)%	40,723	49,582	(18)%
Services	—	—	—%	—	871	(100)%
Total Neuro Revenue	58,736	72,192	(19)%	167,680	206,179	(19)%
Newborn Care Products
Devices and Systems	11,800	12,487	(6)%	36,708	39,747	(8)%
Supplies	9,231	9,864	(6)%	27,856	28,844	(3)%
Services	4,679	4,654	1%	12,181	14,514	(16)%
Total Newborn Care Revenue	25,710	27,005	(5)%	76,745	83,105	(8)%
Hearing & Balance Products
Devices and Systems	17,312	23,092	(25)%	49,540	70,795	(30)%
Supplies	1,045	1,174	(11)%	3,001	3,680	(18)%
Total Hearing & Balance Revenue	18,357	24,266	(24)%	52,541	74,475	(29)%
Total Revenue	$102,803	$123,463	(17)%	$296,966	$363,759	(18)%
For the three months ended September 30, 2020, Neuro revenue decreased by 19% compared to the same period last year. Revenue from sales of both Neuro Devices and Systems and Neuro Supplies decreased due to slowing demand attributed to impact of the COVID-19 pandemic.

For the three months ended September 30, 2020, Newborn Care revenue decreased by 5% compared to the same period last year. The decrease in Newborn Care revenue was due the exit from our Peloton business in 2019 and the impact of non-repeated tender business in 2019. These declines were partially offset by increases relating to our supply agreement with Pediatrix and sales of NICVIEW devices which had been on ship hold during the same period last year.
For the three months ended September 30, 2020, Hearing & Balance revenue decreased by 24% compared to the same period last year. The decrease in revenue was driven by the impact of the COVID-19 pandemic on demand.
For the nine months ended September 30, 2020, Neuro revenue decreased by 19% compared to the same period last year. Revenue from sales of Neuro Devices and Systems and Neuro Supplies decreased by 18% driven by a drop in demand related to the COVID-19 pandemic. Revenue from Services decreased by 100% due to the exit of GND, our ambulatory EEG services business, as of January 31, 2019.
For the nine months ended September 30, 2020, Newborn Care revenue decreased by 8% compared to the same period last year. The decrease in Newborn Care revenue was due to the exit from our Neurocom, Medix, and Peloton businesses in 2019 and the impact of non-repeated tender business in 2019, partly offset by an increase resulting from our supply agreement with Pediatrix and release of the ship hold on NICVIEW devices in the current year.
For the nine months ended September 30, 2020, Hearing & Balance revenue decreased by 29% compared to the same period last year. The decrease in revenue was driven by the impact of the COVID-19 pandemic on demand.
Revenue from domestic sales decreased to $63.6 million for the three months ended September 30, 2020 compared to $73.6 million in the three months ended September 30, 2019. The decrease in domestic revenue was mainly due to the impact of the COVID-19 pandemic on demand.
Revenue from international sales decreased to $39.3 million for the three months ended September 30, 2020 compared to $49.9 million for the three months ended September 30, 2019. The reduction was driven by the impact of the COVID-19 pandemic on demand in our international markets.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$102,803	$123,463	$296,966	$363,759
Cost of revenue	47,160	48,389	134,665	147,291
Intangibles amortization	8,117	1,736	11,440	5,237
Gross profit	47,526	73,338	150,861	211,231
Gross profit percentage	46.2%	59.4%	50.8%	58.1%
For the three and nine months ended September 30, 2020, gross profit as a percentage of revenue decreased 13.2% and 7.4%, respectively, compared to the same period in the prior year. The decrease was due to lower revenue and higher other costs of revenue for freight, both driven by the impact of COVID-19, inventory related adjustments, and impairment of intangibles related to end of sale products, partly offset by a decrease in operations overhead expense.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Marketing and selling	$26,035	$30,787	$79,567	$96,841
Percentage of revenue	25.3%	24.9%	26.8%	26.6%
Research and development	$14,670	$14,447	$46,574	$41,166
Percentage of revenue	14.3%	11.7%	15.7%	11.3%
General and administrative	$12,384	$15,394	$36,754	$44,390
Percentage of revenue	12.0%	12.5%	12.4%	12.2%
Intangibles amortization	$4,025	$3,751	$11,330	$11,300
Percentage of revenue	3.9%	3.0%	3.8%	3.1%
Restructuring	$350	$1,106	$1,842	$41,147
Percentage of revenue	0.3%	0.9%	0.6%	11.3%

Marketing and Selling
Marketing and selling expenses decreased for the three and nine months ended September 30, 2020. The reduction was primarily driven by exiting the GND, Peloton and Medix businesses in 2019, lower commissions due to lower revenue, and lower travel and tradeshow expenses due to the impact of COVID-19 restrictions.
Research and Development
Research and development expenses increased during the three and nine months ended September 30, 2020 compared to the same period in 2019. The increase is due mainly to higher spend to support remediation activities and projects to comply with the European Union's adoption of the Medical Device Regulation which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements.
General and Administrative
General and administrative expense during the three and nine months ended September 30, 2020 decreased when compared to the same period in the prior year. This decrease was due to a reduction in outside service expenses related to our exit from the GND and Peloton businesses and other organization changes as well as lower bad debt expense related to exiting the Peloton business as of December 31, 2019.
Intangibles Amortization
Intangibles amortization remained flat during the three and nine months ended September 30, 2020 as compared to the same period in 2019.
Restructuring
Restructuring expenses decreased during the three and nine months ended September 30, 2020 compared to the same period in 2019. The decrease in the three months ended September 30, 2020 was primarily driven by lower severance costs as the costs incurred in 2019 related to our One Natus initiative that did not repeat in the current year. For the nine months ended September 30, 2020, the decrease was primarily due to an impairment recorded related to the sale of Medix which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. We do not currently project that restructuring expenses related to COVID-19 will have an impact on the business.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2020 we reported $0.9 million of other expense compared to $1.6 million of other expense for the same period in 2019. The decrease in expense was driven by foreign currency fluctuations.

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
We recorded a benefit from income tax of $1.6 million and $6.6 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 14.4% and 23.2% for the three and nine months ended September 30, 2020 respectively.
We recorded a benefit from income tax of $2.0 million and $9.9 million for the three and nine months ended September 30, 2019, respectively. The effective tax rate was (31.8)% and 34.5% for the three and nine months ended September 30, 2019, respectively.
The decrease in the effective tax rate for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates. The decrease in the effective tax rate for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 is primarily attributable to the tax accounting effects of the sale of Medix included in the nine months ended September 30, 2019. Other significant factors that impact the effective tax rate are research and development credits and non-deductible executive compensation expenses.
We recorded an increase of $1.8 million related to unrecognized tax benefits for the three and nine months ended September 30, 2020. Within the next twelve months, it is possible that the uncertain tax benefit may change with a range of approximately zero to $2.4 million. Our tax returns remain open to examination as follows: U.S Federal, 2016 through 2019, U.S. states, 2015 through 2019, and significant foreign jurisdictions, generally 2015 through 2019.
For the three and nine months ended September 30, 2020, we have included our best estimate of the impact of COVID-19 pandemic to the estimated annual effective tax rate. Our estimated annual effective tax rate could be impacted by any changes in facts and circumstances or new information related to the COVID-19 pandemic.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$74,536	$63,297
Working capital	134,510	126,928

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$17,101	$47,913
Net cash used in investing activities	(7,617)	(3,885)
Net cash used in financing activities	(1,363)	(34,807)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.

As of September 30, 2020, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $31.3 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel Tech Corporation and Natus Manufacturing Limited, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement, reduce the aggregate value of the revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. As of September 30, 2020, we had $67.0 million outstanding under the Credit Facility.
During the nine months ended September 30, 2020 cash provided by operating activities of $17.1 million was the result of $21.8 million of net loss, non-cash adjustments to net loss of $39.0 million, and net cash outflows of $0.1 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was driven by depreciation and amortization of $21.0 million. Cash used in investing activities during the period was $7.6 million to acquire other property and equipment. Cash used in financing activities during the nine months ended September 30, 2020 was $1.4 million and consisted of proceeds from borrowing of $60.0 million and Employee Stock Purchase Program (“ESPP”) purchases of $0.7 million offset by repayment on borrowing of $48.0 million, $10.5 million for repurchases of common stock under our share repurchase program, $1.9 million for taxes paid related to net share settlement of equity awards, $1.2 million for deferred debt issuance costs, and $0.4 million for principal payments of financing lease liability.
During the nine months ended September 30, 2019 cash provided by operating activities of $47.9 million was the result of $18.7 million of net loss, non-cash adjustments to net loss of $60.9 million, and net cash inflows of $5.7 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was driven by an impairment recorded related to the held for sale status of Medix of $24.6 million and depreciation and amortization of $22.9 million. Cash used in investing activities during the period was $3.9 million to acquire other property and equipment. Cash used in financing activities during the nine months ended September 30, 2019 was $34.8 million and consisted of repayment on borrowing of $35.0 million, $1.6 million for taxes paid related to net share settlement of equity awards, and $0.4 million for principal payments of financing lease liability, offset by stock option exercises and ESPP purchases of $2.2 million.
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

Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of September 30, 2020 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$41,915	$41,714	$201	$—	$—
Bank debt	67,000	—	67,000	—	—
Interest payments	3,458	2,254	1,204	—
Repatriation tax	7,016	459	2,218	4,339	—
Total	$119,389	$44,427	$70,623	$4,339	$—

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
Our Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2023. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of September 30, 2020, we have classified $40.0 million out of the $67.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
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
As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weakness described above that has not yet been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken as described below under “Remediation Efforts to Address Material Weakness”, there were no changes in the Company's internal control over financial reporting during the third quarter of 2020, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
Remediation Effort to Address Material Weakness
To remediate the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we made substantive changes to enhance our design of controls intended to identify and assess contracts that include research and development activities and to aid in confirming the accuracy of our payroll accounts. Specifically, we formalized a policy that provides guidance on proper identification, analysis and treatment of contracts that include research and development activities. Proper identification includes coordination with our legal team to flag contracts that include terminology indicative of research and development components. The policy requires that management document conclusions on accounting treatment in supporting memos depending on materiality of the contract. We provided training to relevant teams in the second quarter to ensure the policy is communicated, understood and followed. We strengthened the control design for payroll accounts to require that specific review procedures be completed and to formalize the results of required review procedures in a checklist format including reviewer signoff. These checklists were prepared and executed during the second and third quarters. We coordinated with our third party payroll administrators to build efficiency in our payroll reporting process with the goal of reducing manual work. The intent of this project is to free up the payroll accounting reviewers and enable them to focus more on material review items and continue our methodology of continuous improvement and risk reduction. Additionally, we have implemented a process to monitor changes to our control operator responsible for key controls over financial reporting and implement a control to verify that appropriate training is provided to new control operators to mitigate this risk of change in our system of control. With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. There can be no assurances that these steps will be successful in fully remediating the material weakness.

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

ITEM 1A.    Risk Factors
The following updates the risk factors previously reported in Part 1, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020:

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
National, state and local authorities have recommended social distancing and many have implemented quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have and may continue to negatively impact our ongoing operations, including our revenue, manufacturing and supply chain. For example, our business relies on continued investment and activity in the healthcare system, and as a result of the significant reduction, or in some cases elimination, of elective medical procedures and healthcare visits, as well as the deferring or cancelling of customer capital expenditure projects, we have seen a decline in revenue from our Supplies and Devices and Systems products. We have also experienced an increase in delayed payments compared to historical periods, which have impacted and may continue to impact, our cash flow and earnings.
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
As a result of the ongoing COVID-19 outbreak, much of our workforce continues to operate under a temporary remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyber attacks and privacy incidents. Additionally, we have a number of employees who continue to work in our facilities or perform services at our customers' facilities who may be subject to heightened risks for COVID-19 exposure thus potentially impacting their health and future worker compensation claims against us. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities, which could involve large demands and substantial defense costs. Our professional and general liability insurance may not cover all claims against us. Furthermore, if any of our employees are unable to perform his or her duties for a period of time, including as the result of illness, our results of operations or financial condition could be adversely affected. Finally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital, or access capital on terms that would be consistent with our expectations, temporarily during this period.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

ITEM 5.    Other Information

    None

ITEM 6.    Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

10.1	Amendment to Credit Agreement, dated August 10, 2020, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 4, 2020	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2020	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)