Form 10-K
period 2020-12-31
NATUS MEDICAL INC
filed 2021-02-26
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared and issued its audit report.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2020, the last business day of Registrant’s most recently completed second fiscal quarter, there were 33,871,723 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2020) was $739,080,996. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 19, 2021, the registrant had 33,874,074 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NATUS MEDICAL INCORPORATED
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1.    Business
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus® Medical Incorporated (“Natus,” “we,” “us,” or “our”). These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 1 include, but are not limited to, statements regarding the effectiveness and advantages of our products, factors relating to demand for and economic advantages of our products, our plan to develop and acquire additional technologies, products or businesses, our marketing, technology enhancement, and product development strategies, our ability to complete all of our backlog orders, and the anticipated timing and effect of the implementation of our new organizational structure.
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
Natus® and other trademarks of ours appearing in this report are the intellectual property of Natus Medical Incorporated or one of its subsidiaries. .
Overview
Natus provides innovative healthcare solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
Our broad product portfolio represents a heritage of innovation and leadership. Natus brands have been setting the standard for patient care for over eighty (80) years. Our products are trusted by medical professionals in university medical centers, public and private hospitals, physician offices, clinics, research laboratories, and other sites around the world. Improving quality of human life is at the core of our business.
We use our clinical expertise to support our customers' evolving needs with advanced products, continuing education and outstanding technical service.
Natus provides product solutions for three end markets: Neuro, Newborn Care and Hearing & Balance.
On January 15, 2019, Natus announced the implementation of a new organizational structure designed to improve operational performance, increase our focus on innovation and increase profitability. We consolidated our three strategic business units, Neuro, Newborn Care, and Hearing & Balance into "One Natus". The initiative is designed to create a single, unified company with globally led operational teams in Sales & Marketing, Manufacturing, Research & Development, Quality, and General and Administrative functions. As part of our refocus on more profitable core medical device businesses, we exited non-core businesses which included Global Neuro-Diagnostic Services, the NeuroCom balance product line, and Medix. In January 2020 we announced we completed the transition of the Peloton hearing screening services business to an external provider, Pediatrix Medical Group, as part of the implementation of the new organizational structure.
Markets
Neuro — Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography (“EEG”) and long-term monitoring (“LTM”), Intensive Care Unit (“ICU”) monitoring, electromyography (“EMG”), sleep analysis or polysomnography (“PSG”), and intraoperative monitoring (“IOM”). These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases. Neuro represents approximately 57% of total revenues.
Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure (“ICP”) and cerebrospinal fluid (“CSF”) drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions such as valves, shunts and related treatment solutions for procedures involving hydrocephalus.
Newborn Care — Includes products and services for newborn care including hearing screening, brain monitoring, eye imaging, jaundice management, and various disposable newborn care supplies. Newborn Care represents approximately 25% of total revenues.

Hearing & Balance — The Hearing portfolio includes products for hearing assessment and diagnostics, and hearing aid fitting, including computer-based audiological, otoneurologic and vestibular instrumentation for hearing care professionals. Our Balance portfolio provides diagnosis and assessment of vestibular and balance disorders. These solutions have a complete product and brand portfolio known for its sophisticated design technology in the hearing and balance assessment markets. Hearing & Balance represents approximately 18% of total revenues.
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
Neurodiagnostic
•Electroencephalography — Equipment, supplies and services used to monitor and visually display the electrical activity generated by the brain and other key physiological signals for both diagnosis and monitoring of neurological disorders in the hospital, research laboratory, clinician office and patient’s home.
•Electromyography — Equipment and supplies used to measure electrical activity in nerves, muscles, and critical pathways includes EMG, nerve conduction and evoked potential functionality.
•Polysomnography — Equipment and supplies used to measure a variety of respiratory and physiologic functions to assist in the diagnosis and monitoring of sleep disorders, such as insomnia and obstructive sleep apnea.
•Intraoperative monitoring — Equipment and supplies used to monitor the functional integrity of certain neural structures (i.e. nerves, spinal cord and parts of the brain) during surgery. The goal of IOM is to provide real time guidance to the surgeon and anesthesiologist, which will reduce the risk to the patient during surgery.
Neurocritical Care
•Intracranial pressure monitoring — Equipment and catheters used to monitor pressure in the cranium/brain and catheters to drain cerebrospinal fluid from the brain to aid in traumatic brain injury cases and hydrocephalus.
•Cranial access kits — Convenient, pre-packaged sterile sets containing all necessary components for entry into the cranium, to monitor intracranial pressure and provide temporary drainage of CSF.
Neurosurgery
•Shunts — Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus.
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

•NeuroWorks®; Nicolet®One.    Our EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term monitoring of up to 256 channels, as well as nursing stations to monitor patients and physician review stations with quantitative EEG analysis capabilities.
•Stellate/Gotman Spike and Seizure; GridView; NicoletOne Trends.    Our proprietary spike and seizure detection algorithm detects, summarizes, and reports EEG events that save health-care professionals time by increasing the speed and accuracy of interpretation. GridView is a tool that allows the clinician to correlate EEG patterns with electrode contacts on a 3D view of the patient brain using magnetic resonance (“MR”) or computed tomography (“CT”) images, thus enabling the visualization and annotation of the brain surface and internal structures involved in the diagnosis of epilepsy. NicoletOne Trends provides a comprehensive set of EEG analysis algorithms that are used to generate compressed trends of large amounts of data to assist in the clinical evaluation and data review process.
•Proprietary Signal Amplifiers.    Our proprietary signal amplifiers function as the interface between the patient and the computer. The headbox connects electrodes attached to the patient’s head to our EEG monitoring systems.
•Nicolet Cortical Stimulator.    This product is our proprietary device that provides cortical stimulation to the brain during functional brain mapping either before or during surgery to help the surgeon protect the eloquent parts of the brain (parts of the brain that control speech, motor and sensory functionality). The device can be used as a standalone unit or with the fully integrated NicoletOne or NeuroWorks software that supports control of the device from the software, automated mapping and comprehensive report generation.
•Supplies.    We also manufacture and market a full line of proprietary EEG electrodes and other supplies used in the electroencephalography field.
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
Electrodiagnostic Product Lines
•Dantec Keypoint®.    The Dantec Keypoint G-4 and Focus EMG and EP family of products features amplifiers, stimulators, and strong signal quality. The Keypoint G4 is used for advanced neurodiagnostic applications such as single fiber EMG, visual and auditory evoked potentials, and in routine nerve conduction studies. The Keypoint Focus system is also available in a portable laptop configuration.
•Dantec Clavis.    The Dantec Clavis device is a hand-held EMG stimulation device that provides muscle and nerve localization information to assist with medication and botox injections. In conjunction with the Bo-ject® or Myoject hypodermic needle and electrodes, physicians can better localize the site of the injection.
•Nicolet EDX® family.    A hardware platform of amplifiers, base control units, stimulators and hand-held probes that are sold with Nicolet brand proprietary software. These mid- to high-end systems have full functionality, strong signal quality, and flexibility. They include EMG, NCS, EP’s, IOM and advanced data analysis features.
•Nicolet VikingQuest.    An EMG system for the mid-range market. The device runs on our proprietary software.
•Natus UltraPro.    This is an entry level product with add on capabilities that offers high quality data collection using the Dantec Keypoint amplifiers and the proprietary Natus EMG/EP software.
•Supplies.    We also manufacture and market a full line of proprietary EMG needles and other supplies used in the electrodiagnostic field.
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
•Embla REMlogic, Sandman®; and Xltek SleepWorks®.    Our diagnostic PSG systems capture and store all data digitally. The systems enable users to specify rules and personal preferences to be used during analysis, summarizing the results graphically and incorporating them in detailed reports.
•Proprietary Amplifiers.    Our data acquisition systems incorporate recent developments in superior amplifiers for sleep analysis. Our amplifiers are used in both hospitals and stand-alone clinics. In addition to exceptional signal quality, headboxes include various tools such as built-in oximeters and controls to allow the user to start and stop a study or perform electrode impedance testing either at the patient’s bedside or from the monitoring room.
•Supplies.    We also market a broad line of supplies, disposable products and accessories for the PSG laboratory including the XactTrace® respiratory monitoring belts.
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
Diagnostic IOM Product Lines
•Xltek Protektor.    The Protektor system is an IOM system that provides medical professionals with all information necessary to make immediate and critical surgical decisions. The system combines flexibility with multi-modality allowing full coverage of IOM techniques. The Protektor comes in 16 or 32 channel options.
•Nicolet EDX.    These combo systems are used in IOM applications where a smaller number of channels is sufficient. This approach is primarily followed in international markets that utilize the integrated system approach that allows for the use of the system in EMG clinical applications as well as in IOM applications.
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
•Camino® ICP Monitor. The Camino ICP Monitor is a compact, portable device that provides tools for continuously determining and monitoring intracranial pressure and intracranial temperature. It has a touch screen interface, physiological alarms, and can output data to either a patient bedside monitor or to remote media types via a USB drive. These systems are used in the intensive care unit (ICU) environment.
•Camino Catheters. Camino catheters use either fiber optic or strain gauge technology to measure either pressure and temperature or just pressure. Camino catheters measure their respective values at the tip of the catheter, which eliminates the need for a fluid-filled system that uses an external transducer to measure pressure. The Camino Flex Ventricular Intracranial Pressure Monitoring Kit has a catheter that allows both the measurement of ICP and CSF drainage.
•Natus EDS 3®. The EDS 3 is a CSF External Drainage System used to manage increased ICP by safely eliminating CSF from the ventricles of the brain or lumbar spine. This drainage can be performed continuously or intermittently. Clinical conditions that may require its use include trauma, stroke or an expansile lesion.

•Cranial Access Kits. Cranial Access Kits are convenient procedural kits that include all the instrumentation and items needed to access the subarachnoid space or the lateral ventricles of the brain. The kit is intended to be used with an external drainage and monitoring system in selected patients to reduce intracranial pressure, to provide temporary drainage of CSF, and to monitor ICP. The kit is a convenient, pre-packaged sterile set containing all necessary components for entry into the cranium and is available with or without drugs and with a variety of drill bits and instrumentation.
Neurosurgical Products
During brain surgery, the dura of the brain may need to be repaired or replaced. A dural graft is used to serve as a substitute for the surgical repair of dural defects. Moreover, brain surgery is performed to place shunts in the brain to help drain excess CSF either externally or into the body for reabsorption to help treat hydrocephalus.
•DURAFORM. DURAFORM Dural Graft Implant is an absorbable collagen matrix to provide a soft, conforming, and easy to use dural substitute. This product is used in the operating room to provide repair of the dura mater and promote dural healing.
•Shunts. Shunts are used in the operating room to provide solutions for hydrocephalus or brain trauma. Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus.
Newborn Care
Our newborn care products and services are used by healthcare practitioners in the diagnosis and treatment of common medical ailments in newborn care. Our products are organized in eight modalities and include:
•Newborn Hearing Screening — Products used to screen hearing in newborns.
•Jaundice Management — Products used to treat jaundice, the single largest cause for hospital readmission of newborns in the U.S.
•Newborn Brain Injury — Products used to diagnose the severity of brain injury, monitor the effectiveness of drug therapies, detect seizure activity and monitor general neurological status.
•Eye Imaging — Systems and products used in the advanced science and practice of neonatal and pediatric retinal imaging.
•Essentials — Products used in the everyday operation of neonatal intensive care unit (“NICU”) and well-baby nursery department within the hospital environment.
•NICVIEW® — Live streaming video for families with babies in the NICU that enables family members and approved friends to see the new baby, 24/7, from anywhere in the world - from any Internet connected device, within a secured environment.
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

Newborn Hearing Screening Product Lines
Our newborn hearing screening product lines consist of the ALGO®, ABaer®, AuDX®, and Echo-Screen® newborn hearing screeners. These hearing screening products utilize proprietary signal detection technologies to provide accurate and non-invasive hearing screening for newborns and are designed to detect hearing loss at 30 or 35 dB nHL or higher. Each of these devices is designed to generate a PASS or REFER result.
•ALGO 5 and 3i Newborn Hearing Screeners.    These Automated Auditory Brainstem Responses (“AABR”®) devices deliver thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child and analyzed by the screening device. These devices use our proprietary AABR signal detection algorithm.
•ABaer Newborn Hearing Screener.    The ABaer, which is a PC-based newborn hearing screening device, offers a combination of AABR, OAE, and diagnostic ABR technologies in one system.
•Echo-Screen.    Our hand-held Echo-Screen products provide a choice or combination of proprietary ABR and OAE technologies that can also be used for children through adults. The Echo-Screen III device is a compact, multi-modality handheld hearing screener that is tightly integrated with audible Lite Hearing Screening Data Management.
Hearing Screening Supply Products
For infection control, accuracy, and ease of use, the supply products used with our newborn hearing screening devices are designed as single-use, disposable products. Each screening supply product is designed for a specific hearing screening technology.
•ABR Screening Supply Kits.    Each ABR screen is carried out with single-use earphones and electrodes, which are alcohol and latex-free. The adhesives used in these supply products are specially formulated for use on the sensitive skin of newborns. To meet the needs of our customers we offer a variety of packaging options. Echo-Screen and ABaer offer the choice of either an earphone or use of ear tips for perform ABR screening.
•OAE Supply Products.    Each OAE screen is carried out with single-use ear tips that are supplied in a variety of sizes and packaging options.
Jaundice Management
The American Academy of Pediatrics estimates that each year 60% of the approximately four million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for approximately 50% of readmissions. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and that phototherapy is the standard of care for the treatment of hyperbilirubinemia. The guidelines further recommend that all nurseries have the necessary equipment to provide intensive phototherapy, and specifically recommend the use of the “blue” light as incorporated into our neoBLUE® products.
Jaundice Management Products
•neoBLUE Product Family.    This product line consists of our neoBLUE Overhead, neoBLUE Compact and neoBLUE blanket devices, which utilize light emitting diodes (“LEDs”) to generate a high-intensity, narrow spectrum of blue light that is clinically proven to be most effective in the treatment of newborn jaundice. Our neoBLUE phototherapy devices emit significantly less ultraviolet light and heat than conventional phototherapy devices, reducing the risk of skin damage and dehydration for infants undergoing treatment. Because of the high intensity of these lights, the treatment time associated with phototherapy is reduced.
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
•Olympic Brainz Monitor.    The Olympic Brainz Monitor is our latest generation Cerebral Function Monitor. The device can be used in single-channel, two-channel or three-channel modes to continuously monitor and record brain activity.
Eye Imaging
Our RetCam® devices incorporate a camera combined with proprietary imaging software that are used to diagnose and monitor a range of ophthalmic maladies in premature infants. RetCam specializes in NICU ophthalmic imaging used in the detection of retinopathy of prematurity (ROP) and Retinoblastoma (RB) in newborns. ROP and RB are diseases of the retina that must be detected very early after birth and treated immediately, so the RetCam diagnostic camera is a fundamental tool in preventing vision loss and total blindness in infants.
Eye Imaging Products
RetCam images assist physicians in the evaluation of pediatric ocular disease, which have preserved the vision in thousands of infants. Each of the RetCam systems deliver objective and interpretable detail, allow image comparison over time, enable remote consultations, and provide reliable and defensible medico-legal documentation.
•RetCam 3 & RetCam Envision. Full-featured imaging systems with a range of interchangeable lenses, Fluorescein Angiography module option.
•RetCam Shuttle. Laptop-based system with a smaller cart and dual wheel casters for improved transportability.
•RetCam Portable. Laptop-based version in a case for maximum portability.
Essentials
The Newborn Care Essentials products include such items as: Biliband® eye protectors, MiniMuffs® noise attenuators, NeatNick® heal lancets, Olympic Circumstraint, Olympic Papoose Boards, Olympic Smart Scales®, OraSwab, Save the Gonads x-ray protection devices and SugarPlum glucose lancets.
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
Hearing Assessment
From otoacoustic emissions (OAE) and immittance screening to advanced audiological testing and 3D digital ear scanning, we offer a wide range of flexible devices and PC-based solutions that are designed to screen, test and assess patients of all ages. Our hearing assessment solutions offer a range of functionality to support basic audiometric testing to advanced tinnitus and pediatric hearing assessment. Our hearing care solutions help streamline the hearing screening and assessment process making it easier and convenient for the professional and the patient. We also manufacture and market a broad line of supplies and disposable products and accessories for hearing assessment.
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
3D Digital Ear Scanning
Hearing assessment solutions include the breakthrough 3D digital ear scanning solutions Otoscan® that gives hearing care professionals innovative ways to attract and convert more clients while delivering customized hearing care in an efficient way. Otoscan enables hearing care professionals to make digital impressions for custom in-the-ear pieces such as earmolds and hearing aids. The scanner solution applies breakthrough technology to transform images of the ear into 3D digital files that are uploaded to the cloud service, Otocloud®, for immediate use in production of custom products, delivering significant efficiency and quality gains in the production of hearing aids. Otocloud is a web-based portal supported by a dedicated Microsoft Azure server domain.
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
Revenue by Product Market and Product Category
For the years ended December 31, 2020, 2019 and 2018, revenue from our product markets as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2020	2019	2018
Neuro	57%	58%	53%
Newborn Care	25%	22%	25%
Hearing & Balance	18%	20%	22%
Total	100%	100%	100%

We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services as a percent of total revenue for the years ending December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Devices and Systems	73%	74%	72%
Supplies	23%	22%	22%
Services	4%	4%	6%
Total	100%	100%	100%
In 2020, 2019 and 2018, no single end-user customer comprised more than 10% of our revenue.
Backlog
In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of annual future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not meaningful to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.
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
For the years ended December 31, 2020, 2019 and 2018, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic revenue	60.7%	59.0%	56.7%
International Direct and Distributor Sales
We sell some of our products outside the U.S. through direct sales channels in Australia, Canada, China, Denmark, France, Germany, Italy, the Netherlands, New Zealand, the Nordics (Finland, Sweden, Norway), Spain, and the United Kingdom; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.
    For the years ended December 31, 2020, 2019 and 2018, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2020	2019	2018
International revenue	39.3%	41.0%	43.3%
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
For the years ended December 31, 2020, 2019 and 2018, revenue from direct purchases under a GPO contract as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2020	2019	2018
Direct purchases by GPO members	22.5%	18.7%	13.3%

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
Manufacturing
We procure a significant portion of the components used in our products from other manufacturers; however, we perform final assembly, testing, and packaging of many of the devices ourselves to control quality and manufacturing efficiency and we are the manufacturer of record. We also use contract manufacturers to manufacture some of our disposable supply and medical device products. We perform regular quality assessments of these contract manufacturers, which include on-site quality audits.
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
We believe the principal factors that will draw clinicians and other buyers to our products, include:
•The clinical performance of our products including the level of specificity, sensitivity, and reliability of the product;
•Time required to obtain results with the product, such as to test for or treat a clinical condition;
•Relative ease of use of the product;
•Our level of expertise in these fields which produces the depth and breadth of the products features;
•Quality of customer support for the product;
•Internet connectivity and cyber-security of the product;
•Frequency of product updates;
•Extent of third-party reimbursement of the cost of the product or procedure;
•Extent to which the products conform to standard of care guidelines; and
•Price of the product.
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
Government Regulation
FDA’s Premarket Clearance and Approval Requirements
Unless an exemption applies, the medical devices we sell in the United States, must first receive one of the following types of FDA premarket review authorizations under the Food, Drug, and Cosmetics Act, as amended:
•Clearance via Section 510(k); or

•Premarket approval via Section 515 if the FDA has determined that the medical device in question poses a greater risk of injury.
FDA review-time goal for 510(k) applications are 90 days, but clearance may take longer. The process of obtaining premarket approval via Section 515 is much more costly, lengthy, and uncertain. FDA review-time goal for premarket approval applications are 320 days, but approval may take longer. We cannot be sure that the FDA will ever grant either 510(k) clearance or premarket approval for any product we propose to market in the United States.
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
FDA Regulation
Numerous FDA regulatory requirements apply to our products. These requirements include:
•FDA quality system regulations which require manufacturers to create, implement, and follow design, testing, control, documentation, and other quality assurance procedures;
•Medical device reporting regulations, which require that manufacturers report to the FDA certain types of adverse and other events involving their products; and
•FDA general prohibitions against promoting products for unapproved uses.
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
We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to adequately comply, the FDA can institute a wide variety of enforcement actions, including:
•Issuance of a Form 483 citation;
•Fines, injunctions, and civil penalties;
•Recall or seizure of our products;
•Issuance of public notices or warnings;
•Imposition of operating restrictions, partial suspension, or total shutdown of production;
•Refusal of our requests for 510(k) clearance or pre-market approval of new products;

•Withdrawal of 510(k) clearance or pre-market approval already granted; or
•Criminal prosecution.
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
In 2017, the European Union ("EU") adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period that has now been extended to May 2021 and will replace the existing directives on medical devices in the EU. After May 2021, medical devices marketed in the EU will require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, may be placed on the market until 2024. Complying with this new regulation requires us to incur significant costs on product design history file remediation and transition. Failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.
Human Capital
Overview
As of December 31, 2020, we had over 1,420 full-time employees, including approximately 700 employees located outside the United States.
We are organized by function, which includes Commercial activities with 705 employees (including Sales, Service & Marketing), Manufacturing Operations with 285 employees, Engineering with 172 employees, General and Administrative with 164 employees, and Quality and Regulatory Affairs with 102 employees. Our gender distribution of our employees is 37% women and 63% men.
We believe the relationship with our employees is strong as evidenced by consistently strong results in our semi-annual engagement survey and a low voluntary turnover rate of 9%.
As a global company, Natus drives continuous improvement in the diversity and inclusivity of our people ecosystem - employees, partners, and board of directors. Natus has an outreach program to recruit and promote our job opportunities to a broad range of organizations and hundreds of job boards with the intent of developing a diverse pool of qualified candidates.
Natus is committed to providing an inclusive work environment free of discrimination or harassment of any kind and is supported by policies, training and communications. Natus has an open and robust support system for employees to address any issues, concerns or complaints. We provide management escalation paths, Human Resources support systems and a confidential ethics hotline that is monitored by the Corporate Compliance Officer and the Board of Directors. As part of our onboarding process, all employees must go through training on the Natus Policies & Procedures and attest to our company code of conduct which outlines the standards for appropriate conduct and behavior.
Our principal human capital objectives are to attract, retain, motivate, and reward our employees to achieve results for our customers and us. To achieve these objectives, our human capital programs seek to:
•Support skill building and prepare our employees for management/leadership capability through continuous learning;
•Reward our employees through competitive total rewards intended to motivate our employees and promote well-being;
•Continuously identify opportunities for development through regular employee input and engagement; and

•Protect the safety, health and well-being of our employees around the world through implementing safety protocols.
Continuous learning
We provide internal training to employees globally and assigned based on role through our systematic learning platform. In addition, Natus provides extensive training resources to employees including an on-demand e-learning system with over 4,000 courses to support skill building in a wide variety of areas from technical/functional ability to management/leadership capability.
Total rewards
We strive to offer competitive equitable pay, comprehensive benefits and services that meet the varying needs of our employees. Our total rewards package includes market-competitive pay, paid time off, and other comprehensive and competitive global health and welfare benefits.
In 2020, we focused on adding wellness programs and services to encourage physical, mental and financial well-being. The principal purposes of our equity and cash incentive plans are to attract, retain, motivate and reward our employees to achieve results for our customers and Natus.
Employee input
We solicited employee feedback several times in 2020 to assess employee satisfaction, engagement, and identify opportunities for development. The overall employee survey response was positive with over 80% of our employees responding with high engagement levels relative to benchmarked companies. Employee feedback is also gathered through diverse employee roundtables and onboarding and exit surveys. We have also launched culture councils to help support, retain and attract employees. We recognize that a culture of inclusion makes us stronger. Providing appropriate forums where employees globally can share ideas and feedback is an important component of our diversity and inclusion efforts.
Health and safety
Protecting the safety, health, and well-being of our employees around the world is a key priority. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our employees by implementing new safety protocols. We provided personal protective equipment, required the wearing of masks globally, increased cleaning procedures and provided cleaning supplies.
In addition, we trained employees and increased communications, reconfigured our facilities to add space for physical distancing, implemented remote work where possible and enhanced our IT systems to facilitate working from home and improved cybersecurity.
Overall
Natus is a global company striving through our people, programs, processes and metrics to build a strong foundation to support and empower our diverse workforce and work environment where our employees can grow and thrive.
Executives
The following table lists our executive officers and their ages as of February 26, 2021:

Name	Age	Position(s)
Jonathan A. Kennedy	50	President and Chief Executive Officer
B. Drew Davies	55	Executive Vice President and Chief Financial Officer
D. Christopher Chung, M.D.	57	Vice President of Quality, Regulatory Affairs and Chief Medical Officer
Austin F. Noll, III	54	Executive Vice President and Chief Commercial Officer
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
Austin F. Noll, III currently Chief Commercial Officer, joined Natus in August 2012 as the Vice President and General Manager, Neuro. Prior to joining Natus, Mr. Noll served as the President and CEO of Simpirica Spine, a California-based start-up company that developed and commercialized a novel device for spinal stabilization. Prior to joining Simpirica Spine, Mr. Noll served as the President and CEO of NeoGuide Systems, a medical robotics company acquired by Intuitive Surgical. Prior to joining NeoGuide Systems, Mr. Noll held numerous management positions at Medtronic over a 13-year period, where he served as the Vice President and General Manager of the Powered Surgical Solutions and the Neurosurgery businesses. Before Medtronic, he held sales positions at C.R. Bard and Baxter Healthcare. He received a Bachelor of Science degree in Business Administration from Miami University and a Master of Business Administration degree from the University of Michigan.
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

Item 1A.    Risk Factors
Risks Related to the COVID-19 Pandemic
Our business has been and may continue to be negatively affected by the ongoing COVID-19 pandemic and any future outbreaks of disease.
Our operations and financial performance have and continue to be significantly affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, President Trump declared a National Emergency relating to the disease. The widespread infection in the U.S. and abroad has caused significant volatility and uncertainty in U.S. and international markets, which has produced an economic downturn that has disrupted and is expected to continue to disrupt our business.
National, state and local authorities have recommended social distancing and many have implemented quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and have and may continue to negatively impact our ongoing operations, including our revenue, manufacturing and supply chain. For example, our business relies on continued investment and activity in the healthcare system, and as a result of the significant reduction, or in some cases elimination, of elective medical procedures and healthcare visits, as well as the deferring or cancelling of customer capital expenditure projects, we have seen a decline in revenue from our Supplies and Devices and Systems products. We have also experienced an increase in delayed payments compared to historical periods, which have impacted and may continue to impact, our cash flow and earnings. Spikes in the transmission of COVID-19 or a delay in the distribution of approved vaccines may lead to renewed or expanded shutdowns, curfews or other isolation measures and may result in further restriction on, and decreased demand for, elective medical procedures, which may adversely affect our business operations, financial position or consolidated cash flows.
In addition, we have experienced disruption and delays in parts of our direct and indirect supply chain. We have made investments in inventory to help mitigate against further potential supply chain interruptions. These investments include increased inventory and firm purchase orders beyond our typical timeframe in order to secure capacity at our key suppliers. We have experienced, and may continue to experience, increased costs as a result of excess inventory, which in turn has resulted, and may continue to result, in lower gross margins. In addition, our inventory management systems and related supply chain visibility tools were not designed to forecast manage supply of our products and product components under these unprecedented pandemic conditions, and as a result our forecasts could be inaccurate or our supply decisions could be incorrect. We may experience restricted stock availability or delays or difficulty sourcing certain products in the future, which could negatively impact us.
As a result of the ongoing COVID-19 pandemic, much of our workforce continues to operate under a temporary remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents. Additionally, we have a number of employees who continue to work in our facilities or perform services at our customers' facilities who may be subject to heightened risks for COVID-19 exposure thus potentially impacting their health and future worker compensation claims against us. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities, which could involve large demands and substantial defense costs. Our professional and general liability insurance may not cover all claims against us. Furthermore, if any of our employees are unable to perform his or her duties for a period of time, including as the result of illness, our results of operations or financial condition could be adversely affected. Finally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital, or access capital on terms that would be consistent with our expectations, temporarily during this period.
We cannot reasonably estimate the length or severity of the COVID-19 pandemic, including the potential for further mutation, or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, consolidated financial position, consolidated results of operations or consolidated cash flows. To the extent the COVID-19 pandemic continues to adversely affect our business operations, financial position or consolidated cash flows, it may also have the effect of heightening many of the other risks described here within.
Risks Related to Our Manufacturing and Supply Chain
Adverse economic conditions in markets in which we operate may harm our business.
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
In addition, we are susceptible to risks related to the COVID-19 pandemic. In particular, the continued spread of COVID-19 globally could adversely affect our operations, including our manufacturing and supply chain and sales and marketing. Our direct and indirect supply chain relies on manufacturing at, and transportation of products and materials to and from, facilities located throughout the world, and is accordingly subject to disruption or product contamination. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either globally or in any region in which we do business. For example, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. The extent to which COVID-19 will continue to affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, and could have an adverse effect on our business and financial condition.
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
We currently rely on our distributors or sub-distributors for a majority of our sales outside the United States. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. Our contracts with our distributors or sub-distributors do not assure us significant minimum purchase volume. If a contract with a distributor or sub-distributor is terminated for cause or by us for convenience, the distributor or sub-distributor will have no obligation to purchase products from us. We intend to continue our efforts to increase our sales in Europe, Asia, and other developed markets throughout the world. If we fail to sell our products through our international distributors, we would experience a decline in revenue unless we begin to sell our products directly in those markets. We cannot be certain that we will be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.
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
In 2020, approximately 39.3% of our sales were made outside the United States. We plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the United States. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the United States. Our international operations are subject to other risks, which include:
•The ongoing COVID-19 pandemic, which has caused disruptions in our and our distributors', vendors' and customers' respective operations, and any future outbreak of a contagious disease;
•Impact of possible recessions in economies outside the United States;
•Political and economic instability, including instability related to war and terrorist attacks and to political and diplomatic matters;
•Adverse changes in tariffs and trade protection measures;
•Difficulty in obtaining and maintaining foreign regulatory approval and complying with foreign regulations, including the EU Medical Device Regulation;
•Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;
•Decreased healthcare spending by foreign governments that would reduce international demand for our products;
•Strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because approximately half of our international sales are denominated in U.S. dollars;
•Changes in capital and exchange controls affecting international trade;
•Greater difficulty in accounts receivable collection and longer collection periods;
•Difficulties of staffing and managing foreign operations;
•Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;
•Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business;
•Complying with U.S. regulations that apply to international operations, including trade laws, the U.S. Foreign Corrupt Practices Act, and anti-boycott laws, as well as international laws such as the U.K. Bribery Act;
•Loss of business through government tenders that are held annually in many cases; and
•Potentially negative consequences from changes in tax laws, including legislative changes concerning taxation of income earned outside of the United States.
In particular, our international sales could be adversely affected by a strengthening of the U.S. dollar relative to other foreign currencies, which makes our products more costly to international customers for sales denominated in U.S. dollars.
Risks Related to Our Business and Operations
We previously identified a material weakness in our internal control over financial reporting in recent periods, and if we fail to maintain proper and effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
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
During the fourth quarter of 2019, we identified errors as part of closing our books and concluded that certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, we did not have controls designed to identify and properly account for certain research and development activities related to an arrangement with a third party. Additionally, insufficient training provided to a new control operator and the design of one of our controls over payroll accounts contributed to an error in the period end accrual. The Company has concluded that these deficiencies could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness in our internal control over financial reporting. We have made substantive changes to enhance our design of controls to identify and assess contracts that include research and development and to confirm the accuracy of the payroll accruals. Process updates focused on material weakness remediation were implemented early in 2020 and operated throughout the year. After completing the necessary year-end testing of the enhanced procedures, we concluded that the previously identified material weakness is remediated as of December 31, 2020. However, there can be no absolute assurance that these steps will be successful in preventing or detecting material misstatements in the consolidated financial statements.
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
In addition, we reported a material weakness in our internal control over financial reporting for the year ended December 31, 2018. In connection with a change in control owner, management identified an existing control that was not designed at a sufficient precision to adequately review our analysis of separate reporting units, which could have resulted in a material misstatement. We took steps to remediate this issue in 2018 and concluded the material weakness was remediated as of December 31, 2018. However, our current efforts to maintain an effective control environment may not be sufficient to prevent future material weaknesses or significant deficiencies from occurring or to promptly remediate any such future material weaknesses or significant deficiencies.
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
The U.K. exited from the European Union on January 31, 2020 (often referred to as “Brexit”). On December 24, 2020, the U.K. and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the U.K. was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the U.K. and the European Union are expected to continue in relation to the relationship between the U.K. and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and the European Union. It is still unclear what terms, if any, may be agreed within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. The withdrawal of the U.K. from the European Union could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, including in Ireland where we have significant manufacturing operations, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications Brexit would have and how it would affect the regulation applicable to our business globally and in the region. Any of these developments, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results. The impact on Natus from Brexit will depend, in part, on the application of the Trade and Cooperation Agreement and the outcome of other tariff, trade, regulatory and other negotiations. Although Natus has not observed a material financial impact or identified any trends or potential changes to critical accounting estimates as a result of Brexit at this time we will continue to assess the impact of Brexit on our business and operations, and on accounting and reporting considerations. The effects of Brexit and the application of the Trade and Cooperation Agreement could adversely affect our business, financial condition or future results.
Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations.
Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. With the exception of our Canadian operations, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency for the countries in which they operate. To date we have executed only limited foreign currency contracts to hedge these currency risks. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.

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
Our credit facility permits interest on the outstanding principal balance to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after June 2023, and the U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate ("SOFR") and a reformed Sterling Overnight Index Average ("Sonia"), respectively, which are currently intended to serve as alternative reference rates to LIBOR. Considerable uncertainty exists around what will replace LIBOR and how it will be implemented. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Actions in the meantime, by the FCA, other regulators, or law enforcement agencies are expected to influence the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness that bear interest at a floating rate determined by reference to LIBOR.
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
We make regular changes to our information systems that could disrupt our business and our financial results.
We continuously improve and plan to continue to improve our information systems to support the form, functionality, and scale of our business. These types of transitions frequently prove disruptive to the underlying business of an enterprise and may cause us to incur higher costs than we anticipate. Failure to manage a smooth transition to the new systems and the ongoing operations and support of the new systems could materially harm our business operations.
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
Risks Related to Growth and Competition
Demand for some of our products depends on the capital spending policies of our customers, and changes in these policies could harm our business.
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
At previous points in our past, our growth has depended substantially on the completion of acquisitions and we may not be able to complete or successfully capitalize on acquisitions of the same nature or relative size in the future to support a similar level of growth.
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
If completed, the success of any acquisitions will depend, in part, on our ability to successfully combine and integrate the acquired business into our businesses and realize the anticipated benefits, including synergies, from the transaction. The integration of any acquired businesses may result in material challenges, including: the diversion of management's attention from ongoing business concerns and performance shortfalls at one or both of the companies; maintaining employee morale and retaining key management, sales and other employees; retaining existing business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process; consolidating corporate and administrative infrastructures and eliminating duplicative operations; unanticipated issues in integrating information technology, communications and other systems; and unforeseen costs, expenses and liabilities (including litigation related liabilities) associated with such acquisition.
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
It is critical to the success of our sales efforts that we educate a sufficient number of clinicians, hospital administrators, and government agencies about our products and the costs and benefits of their use. The commercial success of our products depends upon clinician, government agency, and other third-party payor confidence in the economic and clinical benefits of our products as well as their comfort with the efficacy, reliability, sensitivity and specificity of our products. We believe that clinicians will not use our products unless they determine, based on published peer-reviewed journal articles and experience, that our products provide an accurate and cost-effective alternative to other means of testing or treatment. Our customers may choose to use competitive products, which may be less expensive or may provide faster results than our devices. Clinicians are traditionally slow to adopt new products, testing practices and clinical treatments, partly because of perceived liability risks and the uncertainty of third-party reimbursement. If clinicians, government agencies and hospital administrators do not adopt our products, we may not maintain profitability. Factors that may adversely affect the medical community’s acceptance of our products include:
•Publication of clinical study results that demonstrate a lack of efficacy or cost-effectiveness of our products;
•Changing governmental and physician group guidelines;
•Actual or perceived performance, quality, price, and total cost of ownership deficiencies of our products relative to other competitive products;
•Our ability to maintain and enhance our existing relationships and to form new relationships with leading physicians, physician organizations, hospitals, state laboratory personnel, and third-party payors;
•Changes in federal, state and third-party payor reimbursement policies for our products; and
•Repeal of laws requiring universal newborn hearing screening and metabolic screening.
Sales to members under group purchasing agreements and sales to high volume purchasers may reduce our average selling prices, which could reduce our operating margins.
We have entered and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 22.5%, 18.7% and 13.3% of our total revenue during 2020, 2019 and 2018, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
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
The markets for certain of our products in the United States, including the newborn hearing screening, EMG, and EEG monitoring markets, are mature and we are unlikely to see significant growth for such products in the United States. The market for newborn care products is affected by birthrates, and a declining U.S. birthrate has adversely affected our operating results in recent periods. In the United States we derive a significant portion of our revenue from the sale of disposable supplies. Our disposable supply products could face increasing competition, including competitors offering lower prices, which could have an adverse effect on our revenue and margins.

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
Unless an exemption applies, each medical device that we propose to market in the United States must first receive one of the following types of FDA premarket review authorizations:
•Clearance via Section 510(k) of the Food, Drug, and Cosmetics Act of 1938, as amended; or
•Premarket approval via Section 515 of the Food, Drug, and Cosmetics Act if the FDA has determined that the medical device in question poses a greater risk of injury.
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
Delays in receipt of, or failure to receive, clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could adversely impact our operating results. If the FDA finds that we have failed to comply with these requirements, the FDA can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•Fines, injunctions and civil penalties;
•Recall or seizure of our products;
•Issuance of public notices or warnings;
•Imposition of operating restrictions, partial suspension, or total shutdown of production;
•Refusal of our requests for Section 510(k) clearance or premarket approval of new products;
•Withdrawal of Section 510(k) clearance or premarket approvals already granted;
•Criminal prosecution;
•Domestic regulation of our products and manufacturing operations, other than that which is administered by the FDA, includes the Environmental Protection Act, the Occupational Safety and Health Act, and state and local counterparts to these Acts; or
Foreign governments and regulatory authorities have, and may continue to, propose and implement regulations that apply to our products and operations. For example, in 2017 the European Union adopted the EU Medical Device Regulation, which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements once it is fully implemented in 2021. Penalties for regulatory non-compliance could be severe, including fines and revocation or suspension of a company's business license, mandatory price reductions, and criminal sanctions. Future laws and regulations may have a material adverse effect on our business.
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
A failure by us or our third party suppliers and manufacturers to comply with applicable regulations or to adequately respond to any future compliance issues raised by the FDA could result in sanctions being imposed on us, including, among other things, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or recalls of products and manufacturing restrictions, any of which could harm our business.
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
In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of PII, such as state laws that govern the use, disclosure and protection of personal information, such as social security numbers, or that are designed to protect credit card account data. State consumer protection laws, including the California Consumer Privacy Act of 2018 (“CCPA”), which became effective on January 1, 2020, may also establish privacy and security standards for use and management of PII, including information related to customers, suppliers and care providers. The CCPA provides individuals certain rights regarding the collection or processing of personal data related to California residents, which may restrict our ability to use personal data, of California residents. Failure to comply with the CCPA could result in penalties of up to $7,500 per violation. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, was recently approved by ballot initiative during the November 3, 2020 general election. There remains significant uncertainty regarding the timing and implementation of the CPRA, which may require us to incur additional expenditures to ensure compliance. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.
Outside the United States, we are impacted by the privacy and data security requirements at the international, national and regional level, and on an industry specific basis. We serve customers across the globe. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the European Union, increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The European Union General Data Protection Regulation (“GDPR”) applies uniformly across the European Union and to businesses in other countries that target European Union residents and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals, including employees, residing in the European Union to comply with European Union privacy and data protection rules. Other international jurisdictions, have issued privacy laws that mirror many of the requirements of GDPR. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.
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
The medical technology industry is characterized by a substantial amount of litigation and related administrative proceedings regarding patents and intellectual property rights. We expect that medical screening and diagnostic products may become increasingly subject to third-party infringement claims as the number of competitors in our industry grows and the functionality of products overlap. Third parties such as individuals, educational institutions, or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have any of the following negative consequences:
•Result in costly litigation and damage awards;
•Divert our management’s attention and resources;
•Cause product shipment delays or suspensions; or
•Require us to seek to enter into royalty or licensing agreements.
From time to time, we may be subject to cases based on third-party patent infringement claims. A successful claim of infringement against us from any current or future claim could result in a substantial damage award and materially harm our financial condition. Our failure or inability to license the infringed or similar technology, or design and build non-infringing products, could prevent us from selling our products and adversely affect our business and financial results.
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
We also utilize the following properties:
Company-owned Facilities:
•62,400 square feet in Gort, Ireland, utilized substantially for manufacturing;
•44,900 square feet in Oakville, Ontario, Canada, primarily utilized for research and development and technical support; and
•6,400 square feet in Old Woking, England, utilized substantially for research and development.
Leased Facilities:
Following is a listing of our most significant leased properties; we have a number of smaller facilities under lease in various countries where we operate.
•124,000 square feet in Middleton, Wisconsin, pursuant to a lease that expires in April 2024, that is primarily utilized for manufacturing, technical support, customer service, marketing and research and development;
•65,000 square feet in Seattle, Washington, pursuant to a lease that expires in December 2021, that is utilized for research and development and general and administrative purposes;
•52,000 square feet in Taastrup, Denmark, pursuant to a lease with the option to terminate with six months-notice beginning January 2022, that is utilized for manufacturing, research and development, marketing and sales, and general and administrative;
•37,200 square feet in San Diego, California, pursuant to a lease that expires in June 2022, that is utilized substantially for manufacturing; and
•25,100 square feet in Schaumburg, Illinois, pursuant to a lease that expires in November 2026, that is utilized substantially for marketing and sales.

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

	High	Low
Fiscal Year Ended December 31, 2020:
Fourth Quarter	$21.98	$16.60
Third Quarter	22.99	16.38
Second Quarter	26.97	20.25
First Quarter	34.67	18.91
Fiscal Year Ended December 31, 2019:
Fourth Quarter	$34.89	$29.67
Third Quarter	32.85	22.25
Second Quarter	27.90	23.54
First Quarter	34.63	24.88
As of February 19, 2021, there were 33,874,074 shares of our common stock issued and outstanding and held by approximately 115 stockholders of record. We estimate that there are approximately 11,470 beneficial owners of our common stock.
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
The following graph shows a comparison, from January 1, 2016 through December 31, 2020, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year Ending Dec 31, 2020

$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Natus Medical Inc.
NASDAQ Composite - Total Returns
S&P 500 Health Care Equipment Index

		2015	2016	2017	2018	2019	2020
Natus Medical Inc.	Return %		(27.58)	9.77	(10.92)	(3.06)	(39.25)
	Cum $	100.00	72.42	79.50	70.82	68.65	41.70
NASDAQ Composite-Total Returns	Return %		8.87	29.64	(2.84)	36.69	44.92
	Cum $	100.00	108.87	141.13	137.12	187.44	271.64
S&P 500 Health Care Equipment Index	Return %		6.48	30.90	16.24	29.32	17.63
	Cum $	100.00	106.48	139.38	162.02	209.52	246.47

Purchases of Equity Securities by the Issuer

In December 2019, the Board of Directors approved a share repurchase program, which authorized the repurchase from time to time of up to a maximum of $50.0 million of our outstanding common stock. The program is scheduled to expire on December 12, 2021.
The following table provides information regarding repurchases of common stock for the year ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$50,000,000
February 1, 2020 - February 29, 2020	—	$—	—	$50,000,000
March 1, 2020 - March 31, 2020	465,117	$22.53	465,117	$39,518,876
April 1, 2020 - April 30, 2020	—	$—	—	$39,518,876
May 1, 2020 - May 31, 2020	—	$—	—	$39,518,876
June 1, 2020 - June 30, 2020	—	$—	—	$39,518,876
July 1, 2020 - July 31, 2020	—	$—	—	$39,518,876
August 1, 2020 - August 31, 2020	—	$—	—	$39,518,876
September 1, 2020 - September 30, 2020	—	$—	—	$39,518,876
October 1, 2020 - October 31, 2020	—	$—	—	$39,518,876
November 1, 2020 - November 30, 2020	—	$—	—	$39,518,876
December 1, 2020 - December 31, 2020	—	$—	—	$39,518,876
Total	465,117	$—	465,117	$39,518,876

ITEM 6.    Selected Financial Data
The following tables set forth certain selected consolidated financial data for each of the years in the five-year period ended December 31, 2020, and is derived from the Consolidated Financial Statements of Natus Medical Incorporated and its subsidiaries. The Consolidated Financial Statements for each of the years in the three-year period ended December 31, 2020 are included elsewhere in this report. The selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 and the consolidated statements of operations data for the years ended December 31, 2017 and 2016 are derived from our Consolidated Financial Statements, which are not included in this report. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data (a)(b):
Revenue	$415,684	$495,175	$530,891	$500,970	$381,892
Cost of revenue	185,912	196,551	217,952	213,376	144,632
Intangibles amortization	13,241	6,916	8,924	6,380	2,327
Gross profit	216,531	291,708	304,015	281,214	234,933
Operating expenses:
Marketing and selling	107,282	129,109	136,680	126,166	84,834
Research and development	61,296	58,733	61,482	51,822	33,443
General and administrative	49,113	59,649	70,599	74,424	50,877
Intangibles amortization	15,224	15,144	22,585	19,171	8,983
Restructuring	3,809	44,739	37,231	914	1,536
Total operating expense	236,724	307,374	328,577	272,497	179,673
Income from operations	(20,193)	(15,666)	(24,562)	8,717	55,260
Other expense, net	(1,872)	(5,591)	(7,698)	(3,567)	(357)
Income (loss) before provision (benefit) for income tax	(22,065)	(21,257)	(32,260)	5,150	54,903
Provision (benefit) for income tax	(5,452)	(5,586)	(9,325)	25,443	12,309
Net income (loss)	$(16,613)	$(15,671)	$(22,935)	$(20,293)	$42,594
Earnings (loss) per share:
Basic	$(0.49)	$(0.47)	$(0.69)	$(0.62)	$1.31
Diluted	$(0.49)	$(0.47)	$(0.69)	$(0.62)	$1.29
Weighted average shares used in the calculation of earnings per share:
Basic	33,562	33,696	33,111	32,564	32,460
Diluted	33,562	33,696	33,111	32,564	33,056

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$82,082	$63,297	$56,373	$88,950	$247,750
Working capital	125,950	126,928	152,329	213,491	325,858
Total assets	600,394	622,527	638,140	709,919	649,012
Long-term debt (including current portion) and short-term borrowings	55,840	54,665	104,474	154,283	140,000
Total stockholders’ equity	411,094	416,123	398,444	422,097	417,374
(a)Results of operations and financial position of the businesses we have acquired are included from their acquisition dates as follows: NeuroQuest in March 2016, RetCam in July 2016, Otometrics in January 2017, Integra LifeSciences asset acquisition in October 2017, and Babybe in November 2020.
(b)Results of operations and financial position of the businesses we have divested or exited are not included from their exited dates as follows: GND in January 2019, Medix in April 2019, Neurocom in June 2019, Peloton in January 2020, and Sound Room in June 2020.

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
Year 2020 Overview
Our consolidated revenue decreased by $79.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was driven by a decline in demand for our Neuro and Hearing and Balance products as a result of the COVID-19 global pandemic.
Net loss was $16.6 million, or $0.49 per share in the year ended December 31, 2020, compared with net loss of $15.7 million, or $0.47 per share in the prior year. This decrease in income was primarily driven by lower revenue resulting from the COVID-19 pandemic on global demand for our products and impairment of intangibles related to end of sale products partly offset by a reduction in operating expenses. While we experienced a net loss, we generated cash flow from operations of $34.4 million.
Reorganization
On January 15, 2019, Natus announced the implementation of a new organizational structure designed to improve operational performance, increase our focus on innovation and increase profitability. We consolidated our three business units, Neuro, Newborn Care and Hearing & Balance, formerly Otometrics, into “One Natus." This initiative was designed to create a single, unified company with globally led operational teams in Sales & Marketing, Manufacturing, R&D, Quality, and General and Administrative functions. We expect to continue to see increased transparency, efficiency and cross-functional collaboration across common technologies, processes and customer channels.
COVID-19 Update
Healthcare providers and patients continue to depend on our products and services every day. Our team members and partners are continuing to maintain our supply chain, manufacturing and delivery of our products and services. The health and welfare of our employees, our customers and our partners remain our top priority as we continue our business operations.
We have implemented safeguards in our facilities to protect team members, including social distancing practices, work from home and other measures consistent with specific regulatory requirements and guidance from health authorities. As an essential supplier of healthcare products and services, all of our manufacturing, engineering, sales and customer support functions remain fully operational and will continue to support customers with vital supplies, service and equipment. We have taken actions to reduce costs, including reducing travel and discretionary expenses. We will continue to prioritize spending to allow continued investment in products and services that are key elements of our stated strategy for profitable growth in the years ahead.
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
Liquidity
In 2019, we completed a restructuring of the Company and strengthened our balance sheet by generating over $60.0 million in cash from operations and paying down $55.0 million in debt. At the end of the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. During the third quarter of 2020 we amended our Credit Agreement which extended the maturity date of the original agreement from September 23, 2021 to September 25, 2023, reduced the aggregate revolving credit facility from $225.0 million to $150.0 million, and amended certain covenants. During the year ended December 31, 2020, we repaid $58.0 million in debt and continued to maintain a strong cash position ending the period with $82.1 million in cash.
Some hospitals and clinics delayed payments for products and services and we have worked with our customers to arrange mutually acceptable payment terms during this uncertain time. Looking ahead, we expect revenues and margins to improve, but remain below historical levels. We see our customers adapting to the COVID environment with elective procedures resuming, which we believe will result in increased capital spending, improving our business for the foreseeable future.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future, should negative economic conditions persist for an extended period of time, we are evaluating additional measures we could take to improve our liquidity position.
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
During the third quarter of 2020 we recorded an impairment charge of an acquired tradename and technology that lead to the decision to discontinue the sale of one of our products rather than continuing to invest in the product. See Note 6 to the Condensed Consolidated Financial Statements for additional discussion on this impairment charge.
Impact to our financial systems and internal control
To date, the COVID-19 pandemic has not had a material impact to our ability to operate our accounting and financial functions. We are staffed with approximately 150 dedicated finance, accounting and IT professionals. Our accounting and IT systems are maintained with third party support agreements and we have documented disaster recovery plans in place. Our finance, accounting and IT professionals are performing their normal functions while working from home with little to no on-site physical presence and with no changes to our internal controls. We are confident that we can operate in this manner for an extended period of time without disruption and without significant impact to our internal controls.
Travel restrictions and use of online technology
The global Natus team is geographically diverse with multiple small locations and hundreds of employees that typically work from home in normal circumstances. We use the latest collaboration technology and have been able to transition to a company-wide work from home model without major interruption. Our manufacturing, distribution and field service operations require physical presence of certain employees as their work requires them to handle our products. In these cases, we have made adjustments to shift size and schedule and limited access to these groups by non-related employees. Our field service technicians are following our customers' requirements for distancing practices but continue to provide service where needed. Our sales representatives also continue to provide services to customers, either remotely or in person, when practicable.
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
Income Taxes
We account for income taxes under the assets and liability method, which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements carrying value of assets and liabilities and the tax basis of those assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record net deferred tax assets to the extent it is more likely than not that the assets will be realized. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors we consider include:
•Cumulative earnings or losses in recent years, adjusted for certain nonrecurring items;
•Expected earnings or losses in future years; and

•The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of the carryforward period associated with the deferred tax assets and liabilities
To the extent that we have recorded a valuation allowance on certain deferred tax assets that are determined to be realizable in the future, we adjust the valuation allowance which reduces the provision for income taxes.
We recognize the tax benefits of uncertain tax positions in the financial statements as defined in ASC Topic 740, Income Tax. In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record deferred income tax benefits for all tax years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date about the ability to realize the benefit of the deferred tax assets or tax positions. When the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement as defined in ASC 740-10-05. For those income tax positions where it is not more likely than not that an income tax benefit will be sustained in the future, we do not recognize a deferred tax benefit in our financial statements. We record interest and penalties, net of any applicable tax benefit, related to income taxes, if any, as a component of the provision for income taxes when applicable.

Results of Operations
The following table sets forth for the periods indicated selected consolidated statement of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	44.7%	39.7%	41.1%
Intangibles amortization	3.2%	1.4%	1.7%
Gross profit	52.1%	58.9%	57.3%
Operating expenses:
Marketing and selling	25.8%	26.1%	25.7%
Research and development	14.7%	11.9%	11.6%
General and administrative	11.8%	12.0%	13.3%
Intangibles amortization	3.7%	3.1%	4.3%
Restructuring	0.9%	9.0%	7.0%
Total operating expenses	56.9%	62.1%	61.9%
Income (loss) from operations	(4.9)%	(3.2)%	(4.6)%
Other expense, net	(0.5)%	(1.1)%	(1.5)%
Income (loss) before provision (benefit) for income tax	(5.3)%	(4.3)%	(6.1)%
Provision (benefit) for income tax expense	(1.3)%	(1.1)%	(1.8)%
Net loss	(4.0)%	(3.2)%	(4.3)%
Comparison of 2020 and 2019
Revenue

	Years ended December 31,
	2020	2019	Change
Neuro
Devices and Systems	$179,881	$220,306	(18)%
Supplies	56,275	66,059	(15)%
Services	—	871	(100)%
Total Neuro Revenue	236,156	287,236	(18)%
Newborn Care
Devices and Systems	51,894	53,465	(3)%
Supplies	36,174	38,264	(5)%
Services	16,566	19,183	(14)%
Total Newborn Care Revenue	104,634	110,912	(6)%
Hearing & Balance
Devices and Systems	$70,711	$92,050	(23)%
Supplies	4,183	4,977	(16)%
Services	—	—	—%
Total Hearing & Balance Revenue	74,894	97,027	(23)%
Total Revenue	$415,684	$495,175	(16)%
For the year ended December 31, 2020, Neuro revenue decreased by 18% compared to the prior year. Devices and Systems revenue decreased by 18% and Supplies revenue decreased by 15% compared to the prior year due primarily to the impact of the global COVID-19 pandemic. Services revenue decreased 100% compared to the prior year due to our exit from the GND business in January 2019.

For the year ended December 31, 2020, Newborn Care revenue decreased by 6% compared to the prior year. Devices and Systems revenue decreased by 3% and Supplies revenue decreased 5% compared to the prior year due to the impact of the COVID-19 pandemic. Services revenue decreased by 14% compared to the prior year primarily due to our exit from the Peloton business as of December 31, 2019 and was partly offset by the ramp up in activity under our agreement with Pediatrix over 2020.
For the year ended December 31, 2020, Hearing & Balance revenue decreased 23% compared to the prior year due to the impact of the COVID-19 pandemic.
Cost of Revenue and Gross Profit

	Years ended December 31,
	2020	2019
Revenue	$415,684	$495,175
Cost of revenue	185,912	196,551
Intangibles amortization	13,241	6,916
Gross profit	216,531	291,708
Gross profit percentage	52.1%	58.9%
For the year ended December 31, 2020, our gross profit as a percentage of sales decreased by 6.8% compared to the prior year. This decrease was primarily attributable to lower revenue resulting from the COVID-19 pandemic, higher freight costs resulting from reduced cargo carrier capacity, and higher amortization relating to an impairment of a product line during 2020.
Operating Costs

	Years ended December 31,
	2020	2019
Marketing and selling	$107,282	$129,109
Percentage of revenue	25.8%	26.1%
Research and development	$61,296	$58,733
Percentage of revenue	14.7%	11.9%
General and administrative	$49,113	$59,649
Percentage of revenue	11.8%	12.0%
Intangibles amortization	$15,224	$15,144
Percentage of revenue	3.7%	3.1%
Restructuring	$3,809	$44,739
Percentage of revenue	0.9%	9.0%
Marketing and Selling
Marketing and selling expenses decreased during the year ended December 31, 2020 as compared to the prior year. The decrease in expenses is mainly attributable to lower expenses due to COVID-19 which caused decreases in travel expense, tradeshow and other events, payroll, commissions, and service expenses.
Research and Development
Research and development expenses increased during the year ended December 31, 2020 compared to the prior year. The increase relates to higher project spend for Medical Device Regulation compliance, consulting and testing, and remediation partly offset by lower travel due to COVID-19 restrictions.
General and Administrative
General and administrative expenses decreased during the year ended December 31, 2020 compared to the prior year. This decrease was due to a reduction in consulting fees and outside services and utilities costs due to the global COVID-19 pandemic.
Intangibles Amortization

Intangibles amortization remained flat for the year ended December 31, 2020 compared to the prior year as there was no change in intangibles classified as operating expenses.
Restructuring
Restructuring costs decreased during the year ended December 31, 2020 compared to the prior year. This decrease was driven by costs in 2019 that did not repeat in 2020. In 2019, we recorded an impairment related to the sale of Medix, which included the recognition of deferred foreign currency related adjustments in accumulated other comprehensive income, of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. The decrease was also driven by restructuring expenses incurred in 2019 related to exiting the GND and Peloton businesses.
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $1.9 million in the year ended December 31, 2020, compared to $5.6 million in the prior year. We reported $2.0 million of foreign currency exchange gains in the year ended December 31, 2020 versus $0.8 million of foreign currency losses in the prior year. Interest expense was $3.7 million in the year ended December 31, 2020 compared to $4.9 million in the prior year. The reduction in interest expense was driven by accelerated payments on our outstanding debt. Interest income was $11.0 thousand in the year ended December 31, 2020, compared to $0.3 million in the prior year.
Provision for Income Tax
The effective tax rate (“ETR”) for the year ended December 31, 2020 was 24.7% as compared to 26.3% for the prior year. Significant items that impact the effective tax rate are the change in geographic mix of income, adjustments and reversals of uncertain tax positions, and federal NOL carrybacks to prior years.
Comparison of 2019 and 2018
Revenue

	Years ended December 31,
	2019	2018	Change
Neuro
Devices and Systems	$220,306	$200,762	10%
Supplies	66,059	67,025	(1)%
Services	871	12,000	(93)%
Total Neuro Revenue	287,236	279,787	3%
Newborn Care
Devices and Systems	53,465	72,807	(27)%
Supplies	38,264	40,669	(6)%
Services	19,183	20,396	(6)%
Total Newborn Care Revenue	110,912	133,872	(17)%
Hearing & Balance
Devices and Systems	92,050	110,597	(17)%
Supplies	4,977	6,635	(25)%
Services	—	—	—%
Total Hearing & Balance Revenue	97,027	117,232	(17)%
Total Revenue	$495,175	$530,891	(7)%
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
As of December 31, 2020, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $30.9 million. We intend to permanently reinvest this cash held by our foreign subsidiaries except for Excel-Tech and Natus Ireland subsidiaries, which we intend to repatriate. If, however, a portion of these permanently reinvested funds were needed and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
On September 23, 2016, we entered into a Credit Agreement with JP Morgan Chase Bank (“JP Morgan”), Citibank, NA (“Citibank”) and Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility (the “Credit Facility”). On September 15, 2017, we exercised our right to increase the amount available under the facility by $75.0 million, bringing the aggregate revolving credit facility to $225.0 million. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement and to reduce the aggregate value of revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility.
The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty of which we have repaid $58.0 million during 2020. As of December 31, 2020 we had $57.0 million outstanding under the Credit Facility.

	December 31, 2020	December 31, 2019	December 31, 2018
Cash, cash equivalents, and investments	$82,082	$63,297	$56,373
Debt	55,840	54,665	104,474
Working capital	125,950	126,928	152,329

	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net cash provided by operating activities	$34,426	$60,060	$33,020
Net cash used in investing activities	(12,606)	(5,339)	(8,389)
Net cash provided by (used in) financing activities	(10,877)	(48,532)	(49,512)
Comparison of 2020, 2019, and 2018
During 2020 cash generated from operating activities of $34.4 million was the result of $16.6 million of net loss, non-cash adjustments to net loss of $49.6 million, and net cash outflows of $1.4 million from changes in operating assets and liabilities. The non-cash adjustments were $28.1 million of depreciation and amortization expense, $9.6 million from share-based compensation, $6.7 million of an impairment of intangible assets, $2.0 million of warranty reserves, $1.9 million of loss on commencement of sales-type leases, $1.4 million of non-cash lease expense, and $1.2 million of accounts receivable reserves, offset by deferred taxes of $1.6 million. Cash used in investing activities during the period was $12.6 million and consisted of cash used of $8.6 million to acquire other property and equipment, $2.0 million of an acquisition, and $2.0 million of equity method investments. Cash used in financing activities during the year ended December 31, 2020 was $10.9 million and consisted of repayments of $58.0 million of our outstanding debt under the Credit Facility, $10.5 million for repurchases of common stock under our share repurchase program, $2.0 million for taxes paid related to net share settlement of equity awards, $1.2 million of deferred debt issuance costs, $0.5 million of principal payments of financing lease liability, offset by proceeds from borrowing of $60.0 million and proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases of $1.3 million.
During 2019 cash generated from operating activities of $60.1 million was the result of $15.7 million of net loss, non-cash adjustments to net loss of $65.9 million, and net cash outflows of $9.9 million from changes in operating assets and liabilities. The non-cash adjustments were $30.7 million of depreciation and amortization expense, $24.6 million of impairment for the sale of Medix, $8.4 million from share-based compensation, $4.3 million of accounts receivable reserves, and $2.9 million of warranty reserves, offset by deferred taxes of $5.4 million. Cash used in investing activities during the period was $5.3 million and consisted of cash used to acquire other property and equipment. Cash used in financing activities during the year ended December 31, 2019 was $48.5 million and consisted of repayments of $50.0 million of our outstanding debt under the Credit Facility, $1.7 million for taxes paid related to net share settlement of equity awards, $0.5 million of principal payments of financing lease liability, offset by proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases of $3.6 million.
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
•Cost and timing of marketing and selling activities; and
•Availability to borrow under line of credit arrangements and the availability of other means of financing.
Contractual Obligations
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, purchase orders placed for employee benefits and outside services, as well as commitments for leased office space, leased equipment, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of December 31, 2020 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Unconditional purchase obligations	$39,566	$39,106	$460	$—	$—
Bank debt	57,000	—	57,000	—	—
Interest payments	2,419	1,493	926	—	—
Repatriation tax	7,016	459	2,218	4,339	—
Total	$106,001	$41,058	$60,604	$4,339	$—
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
We have a Credit Agreement with JP Morgan Chase Bank, Citibank, and Wells Fargo which matures in 2023. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of December 31, 2020 we have classified $50.0 million out of the $57.0 million outstanding as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under Accounting Standards Codification ("ASC") 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 18 of our Consolidated Financial Statements for further discussion on income taxes.
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

Foreign Exchange Rate Risk
We develop products in the U.S, Canada, and Europe, and sell those products into more than 100 countries throughout the world. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Most of our sales in Europe and Asia are denominated in the U.S. Dollar and

Euro, with a portion of our sales denominated in the Canadian dollar and British pound. As our sales in currencies other than the U.S. dollar increase, our exposure to foreign currency fluctuations may increase. We do not currently hold derivatives to hedge our exposure to foreign currency exchange rate fluctuations; however, we may choose to hedge our exposure in the future.
In addition, changes in exchange rates also may affect the end-user prices of our products compared to those of our foreign competitors, who may be selling their products based on local currency pricing. These factors may make our products less competitive in some countries.
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2020. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, among other things, sales of securities prior to maturity and repurchase of replacement securities, the change in mix or quality of the investments in the portfolio, and changes in the relationship between short-term and long-term interest rates.
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
    As of December 31, 2020, accumulated other comprehensive income (loss) related to the interest rate swap agreement included a net unrealized loss of approximately $212 thousand, net of tax, which will be recognized in interest expense after the following 12 months, at the then current values on a pre-tax basis. See Note 12 to these Condensed Consolidated Financial Statements for additional discussion on our financial instruments and derivatives.
Interest Rate Risk Sensitivity Analysis
    Our remaining indebtedness is at variable rates of interest. Accordingly, changes in interest rates would impact our results of operations in future periods. Based on a sensitivity analysis on actual rates experienced during 2020, a hypothetical increase in interest rates of 50 basis points would have resulted in increased interest expense of $0.4 million during the year ended December 31, 2020.

Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. Forward-looking statements can be identified by the words “expects”, “anticipates”, “believes”, “intends”, “estimates”, “plans”, “will”, “outlook” and similar expressions. Forward-looking statements are based on management's current plans, estimates, assumptions and projections, and speak only as of the date they are made. These forward-looking statements within Item 7 include, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, the sufficiency of our current cash, cash equivalents and short-term investment balances, any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, outcomes of new product development, improved operations performance and profitability as the result of restructuring activities, and our intent to acquire additional technologies, products or businesses.
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

Selected Quarterly Financial Data (Unaudited)
The following table presents our operating results for each of the eight quarters in the period ending December 31, 2020. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited financial statements appearing elsewhere in this report.
In the opinion of our management all necessary adjustments, including normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our audited Consolidated Financial Statements and the related notes appearing elsewhere in this report. These operating results are not necessarily indicative of the results of any future period.

	Quarters Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, except per amounts)
Revenue	$118,718	$102,803	$84,780	$109,383	$131,416	$123,463	$125,539	$114,757
Cost of revenue	51,247	47,160	42,573	44,933	49,259	48,389	52,393	46,509
Intangibles amortization	1,801	8,117	1,654	1,668	1,679	1,736	1,746	1,756
Gross profit	65,670	47,526	40,553	62,782	80,478	73,338	71,400	66,492
Operating expenses:
Marketing and selling	27,715	26,035	22,802	30,730	32,268	30,787	32,324	33,729
Research and development	14,722	14,670	14,336	17,569	17,567	14,447	13,324	13,394
General and administrative	12,359	12,384	11,187	13,182	15,261	15,394	12,691	16,306
Intangibles amortization	3,894	4,025	3,644	3,661	3,844	3,751	3,763	3,786
Restructuring	1,966	350	621	871	3,592	1,106	2,668	37,372
Total operating expenses	60,656	57,464	52,590	66,013	72,532	65,485	64,770	104,587
Income (loss) from operations	5,014	(9,938)	(12,037)	(3,231)	7,946	7,853	6,630	(38,095)
Other income (expense), net	1,326	(947)	(757)	(1,494)	(670)	(1,609)	(1,200)	(2,112)
Income (loss) before provision for (benefit from) income tax	6,340	(10,885)	(12,794)	(4,725)	7,276	6,244	5,430	(40,207)
Provision for (benefit from) income tax	1,135	(1,569)	(3,891)	(1,128)	4,266	(1,987)	1,944	(9,809)
Net income (loss)	$5,205	$(9,316)	$(8,903)	$(3,597)	$3,010	$8,231	$3,486	$(30,398)
Earnings (loss) per share:
Basic	$0.15	$(0.28)	$(0.26)	$(0.11)	$0.09	$0.24	$0.10	$(0.90)
Diluted	$0.15	$(0.28)	$(0.26)	$(0.11)	$0.09	$0.24	$0.10	$(0.90)
Weighted average shares used in the calculation of net earnings (loss) per share:
Basic	33,861	33,828	33,827	33,800	33,691	33,655	33,639	33,590
Diluted	33,903	33,828	33,827	33,800	33,829	33,738	33,690	33,590

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that as of December 31, 2020 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.
Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and also audited the effectiveness of our internal control over financial reporting as of December 31, 2020. KPMG LLP’s report is included herein in Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2020, we made substantive changes to enhance our design of controls intended to identify and assess contracts that include research and development activities and added controls to ensure the accuracy of our payroll accruals. Specifically, we formalized a policy that provides guidance on proper identification, analysis and treatment of contracts that include research and development activities. The updated process includes coordination with our legal team to identify contracts that include terminology indicative of research and development components. The policy requires that management document conclusions on accounting treatment in supporting memos depending on materiality of the contract. Training was provided to relevant teams during the year to ensure the updated contract review policy is communicated, understood, and followed. We strengthened the control design for payroll accruals to require that specific additional review procedures be completed and to document results in a checklist format including reviewer signoff. These checklists were prepared and executed from the second and each quarter thereafter to year-end. In addition, we coordinated with our third-party payroll administrators to reduce risk of error by eliminating manual work as much as possible through updated mapping. Finally, we have implemented a process to monitor changes to our control operator responsible for key controls over financial reporting and implement a control to verify that appropriate training is provided to new control operators to mitigate this risk of change in our system of control. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weakness as of December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Natus Medical Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
(signed) KPMG LLP
San Francisco, California
February 26, 2021

ITEM 9B.    Other Information
None.

PART III
We will provide information that is responsive to this Part III in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (our “2021 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Part III by reference.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
We will provide certain other information that is responsive to this Item 10 in our 2021 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 10 by reference.
Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee of our Board of Directors are Ilan Daskal, Thomas J. Sullivan, and Alice D. Schroeder. Our Board of Directors has determined that Ilan Daskal is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
ITEM 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our 2021 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 11 by reference.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2018 Stock Awards Plan and our 2011 Employee Stock Purchase Plan as of December 31, 2020.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	544,030	$23.94	1,863,120
Equity compensation plans not approved by security holders	—	—	—
Total	544,030	23.94	1,863,120
We will provide certain other information that is responsive to this Item 12 in our 2021 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 12 by reference.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our 2021 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 13 by reference.

ITEM 14.     Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our 2021 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 14 by reference.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2020, 2019 and 2018
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2020
Allowance for doubtful accounts	$7,384	$1,190	$(2,361)	$6,213
Valuation allowance	606	363	—	969
Warranty reserve	6,404	2,009	(3,218)	5,195
Year ended December 31, 2019
Allowance for doubtful accounts	$6,960	$4,262	$(3,838)	$7,384
Valuation allowance	637	—	(31)	606
Warranty reserve	9,391	3,949	(6,936)	6,404
Year ended December 31, 2018
Allowance for doubtful accounts	$8,978	$6,423	$(8,441)	$6,960
Valuation allowance	5,862	—	(5,225)	637
Warranty reserve	10,995	4,487	(6,091)	9,391
(a)(3) Exhibits
    The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as part of this 10-K.

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of July 25, 2001	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of September 12, 2012	8-K	3.1	000-33001	9/13/2012
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of June 5, 2019	8-K	3.1	000-33001	6/7/2019
3.4	Second Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/16/2019
4.1	Specimen stock certificate for shares of common stock, par value $0.001 per share	S-1/A	4.1	333-44138	2/9/2001
4.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
4.3	Description of Common Stock
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1*	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2*	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5*	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
10.18	Amendment to Credit Agreement, dated August 10, 2020, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	9/30/2020
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Natus Medical Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).
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
Dated: February 26, 2021
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ JONATHAN A. KENNEDY	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2021
(Jonathan A. Kennedy)
/S/ B. DREW DAVIES	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
(B. Drew Davies)
/S/ BARBARA R. PAUL	Chairperson of the Board of Directors	February 26, 2021
(Barbara R. Paul)
/S/ ILAN DASKAL	Director	February 26, 2021
(Ilan Daskal)
/S/ LISA W. HEINE	Director	February 26, 2021
(Lisa W. Heine)
/S/ JOSHUA H. LEVINE	Director	February 26, 2021
(Joshua H. Levine)
/S/ ALICE D. SCHROEDER	Director	February 26, 2021
(Alice D. Schroeder)
/S/ THOMAS J. SULLIVAN	Director	February 26, 2021
(Thomas J. Sullivan)

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases, on a modified retrospective basis.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of net realizable value adjustments for excess or obsolete inventory
As discussed in Note 4 to the consolidated financial statements, the Company had inventory with a carrying value of $90.6 million at December 31, 2020, of which $75.7 million is classified as current and $14.9 million is classified as non-current. As discussed in Note 1 to the consolidated financial statements, the Company reduces the carrying value of inventory for any differences between its cost and estimated net realizable value. Net realizable value is estimated by evaluating ending inventories for excess quantities, obsolescence, and other factors that potentially impact the Company’s ability to consume its inventory. In making its estimate of net realizable value, the Company’s evaluation includes an analysis of historical sales by product, projections of future demand by product, and obsolescence by product.

We identified the evaluation of net realizable value adjustments for excess or obsolete inventory as a critical audit matter. A high degree of auditor judgment was required in assessing the identification of the subset of inventory requiring net realizable value adjustments given the inherent uncertainty in projecting future demand and complexity involved in assessing the Company’s analysis of historical sales by product, projections of future demand, and assessment of obsolescence.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company's identification of the subset of inventory requiring net realizable value adjustments. In evaluating potential excess inventory, we compared on-hand inventory to the Company's estimate of future inventory consumption. For certain products, we evaluated the estimate of future demand through an analysis of historical inventory sales by product and information obtained from the Company's manufacturing planning department. We obtained internal and external product inspection reports to identify inventory subject to remediation and evaluated the Company's assessment of obsolescence. We also compared the Company's estimate of net realizable value adjustments for identified excess or obsolete inventory to the prior period estimate and to actual inventory scrapping history.
Evaluation of the realizability of U.S. deferred tax assets
As discussed in Note 18 to the consolidated financial statements, at December 31, 2020, the Company had U.S. deferred tax assets of $25.1 million, net of $0.3 million federal and state valuation allowances. These deferred tax assets consist primarily of $3.4 million of federal and state net operating loss carryforwards, $5.1 million of federal and state R&D credit carryforwards, and $16.8 million related to deductible temporary differences. The Company records a net deferred tax asset to the extent it is more likely than not that the assets will be realized. After weighing all the positive and negative evidence, the Company concluded that it is more likely than not that the U.S. deferred tax assets will be realized except for a small portion, for which a $0.3 million valuation allowance was recorded. In reaching its conclusion, the Company considered the following items: cumulative three-year income or loss on an adjusted basis, current U.S. income (loss) before provision (benefit) for income tax and historical utilization of deferred tax assets, lengthy carryforward periods for deferred tax assets, and future sources of taxable income.
We identified the Company's evaluation of the realizability of U.S. deferred tax assets as a critical audit matter. A high degree of auditor judgment was required in evaluating all available positive and negative evidence, including forecasted future taxable income, in reaching a conclusion whether it is more likely than not that the assets will be realized. This is due to the inherent subjectivity involved in evaluating positive and negative evidence associated with the Company's cumulative earnings or losses in recent years, including the extent of adjustments required for certain nonrecurring items and impacts of the “One Natus” reorganization on the future operations of the Company.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to assessing the realizability of the U.S. deferred tax assets, which included the Company's evaluation of assumptions used to estimate forecasted future taxable income. We evaluated positive and negative evidence associated with certain nonrecurring items included in the Company's cumulative three-year income or loss and compared to underlying documentation. We performed a sensitivity analysis to assess the impact of reasonably possible changes in the forecasted future U.S. taxable income, including changes to the number of forecasted years used in the analysis, on the Company's determination of the ability to utilize the U.S. deferred tax assets. We compared the Company's estimated future U.S. taxable income to historical periods before and after the One Natus reorganization and considered the trend in taxable income under an actual and as adjusted for non-recurring items basis. We involved income tax professionals with specialized skills and knowledge, who assisted in evaluating the sources and amounts of permanent adjustments to U.S. income (loss) before provision (benefit) for income tax used in estimating future taxable income.

(signed) KPMG LLP
We have served as the Company's auditor since 2014.

San Francisco, California
February 26, 2021

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$82,082	$63,297
Accounts receivable, net of allowance for doubtful accounts of $6,213 and $7,384	93,133	115,889
Inventories	75,650	71,368
Prepaid expenses and other current assets	20,837	19,195
Total current assets	271,702	269,749
Property and equipment, net	24,516	24,702
Operating lease right-of-use assets	11,669	15,046
Intangible assets, net	92,741	114,799
Goodwill	151,299	146,367
Deferred income tax	27,563	30,355
Other assets	20,904	21,509
Total assets	$600,394	$622,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,429	$27,253
Current portion of long-term debt	50,000	35,000
Current portion of operating lease liabilities	6,779	5,871
Accrued liabilities	44,236	54,451
Deferred revenue	21,308	20,246
Total current liabilities	145,752	142,821
Long-term liabilities:
Other liabilities	18,451	17,616
Long-term debt	5,840	19,665
Operating lease liabilities	8,959	12,051
Deferred income tax	10,298	14,251
Total liabilities	189,300	206,404
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 33,911,703 in 2020 and 34,148,700 in 2019	342,828	344,476
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2020 and in 2019	—	—
Retained earnings	71,309	87,922
Accumulated other comprehensive loss	(3,043)	(16,275)
Total stockholders’ equity	411,094	416,123
Total liabilities and stockholders’ equity	$600,394	$622,527
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue	$415,684	$495,175	$530,891
Cost of revenue	185,912	196,551	217,952
Intangibles amortization	13,241	6,916	8,924
Gross profit	216,531	291,708	304,015
Operating expenses:
Marketing and selling	107,282	129,109	136,680
Research and development	61,296	58,733	61,482
General and administrative	49,113	59,649	70,599
Intangibles amortization	15,224	15,144	22,585
Restructuring	3,809	44,739	37,231
Total operating expenses	236,724	307,374	328,577
Loss from operations	(20,193)	(15,666)	(24,562)
Other expense, net	(1,872)	(5,591)	(7,698)
Loss before provision (benefit) for income tax	(22,065)	(21,257)	(32,260)
Provision (benefit) for income tax	(5,452)	(5,586)	(9,325)
Net loss	$(16,613)	$(15,671)	$(22,935)
Net loss per share:
Basic	$(0.49)	$(0.47)	$(0.69)
Diluted	$(0.49)	$(0.47)	$(0.69)
Weighted average shares used in the calculation of net loss per share:
Basic	33,562	33,696	33,111
Diluted	33,562	33,696	33,111
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Net loss	(16,613)	(15,671)	(22,935)
Other comprehensive income (loss):
Foreign currency translation adjustment	13,205	(1,576)	(14,360)
Interest rate swap designated as a cash flow hedge	27	(180)	(77)
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	(1,332)	—
Reclassification of deferred foreign currency related adjustments related to the sale of Medix (See FN 23)	—	24,845	—
Total other comprehensive income (loss)	13,232	21,757	(14,437)
Comprehensive income (loss)	$(3,381)	$6,086	$(37,372)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2017	33,134,101	$316,577	$129,115	$(23,595)	$422,097
Cumulative-effect adjustment for ASU 2016-16	—	—	(3,919)	—	(3,919)
Vesting of restricted stock units	266	—	—	—	—
Net issuance of restricted stock awards	272,941	—	—	—	—
Employee stock purchase plan	63,649	1,700	—	—	1,700
Stock-based compensation expense	—	17,003	—	—	17,003
Repurchase of company stock	(173,545)	(5,630)	—	—	(5,630)
Taxes paid related to net share settlement of equity awards	(160,700)	(5,183)	—	—	(5,183)
Exercise of stock options	667,667	9,748	—	—	9,748
Other comprehensive loss	—	—	—	(14,437)	(14,437)
Net loss	—	—	(22,935)	—	(22,935)
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	175,833	—	—	—	—
Employee stock purchase plan	53,839	1,354	—	—	1,354
Stock-based compensation expense	—	8,315	—	—	8,315
Taxes paid related to net share settlement of equity awards	(51,784)	(1,689)	—	—	(1,689)
Exercise of stock options	124,303	2,281	—	—	2,281
Other comprehensive income	—	—	—	23,089	23,089
Net loss	—	—	(15,671)	—	(15,671)
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	204,057	—	—	—	—
Employee stock purchase plan	73,347	1,314	—	—	1,314
Stock-based compensation expense	—	9,527	—	—	9,527
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(63,317)	(1,994)	—	—	(1,994)
Other comprehensive income	—	—	—	13,232	13,232
Net loss	—	—	(16,613)	—	(16,613)
Balances, December 31, 2020	33,911,703	$342,828	$71,309	$(3,043)	$411,094
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(16,613)	$(15,671)	$(22,935)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	1,190	4,262	6,909
Depreciation and amortization	28,115	30,722	33,863
Loss on commencement of sales-type leases	1,881	—	—
Loss on equity method investment adjustment	133	—	—
Loss on disposal of property and equipment	268	449	746
Impairment of intangible assets	6,678	—	8,192
Impairment charge for sale of entity	—	24,571	—
Goodwill impairment charge	—	—	14,846
Warranty reserve	2,009	2,886	2,168
Stock-based compensation	9,566	8,352	17,051
Non cash lease expense	1,353	—	—
Deferred taxes	(1,577)	(5,364)	(13,714)
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	17,651	7,139	(5,199)
Inventories	1,939	7,185	(7,443)
Other assets	(1,055)	(2,486)	(5,118)
Accounts payable	(4,523)	(1,367)	4,105
Accrued liabilities	(13,427)	(4,010)	(2,527)
Deferred revenue	838	3,392	2,076
Net cash provided by operating activities	34,426	60,060	33,020
Investing activities:
Acquisition of businesses, net of cash acquired	(1,997)	—	151
Acquisition of property and equipment	(8,609)	(5,326)	(7,875)
Acquisition of intangible assets	—	(13)	(665)
Purchases of equity investments	(2,000)	—	—
Net cash used in investing activities	(12,606)	(5,339)	(8,389)
Financing activities:
Proceeds from stock option exercises and ESPP	1,314	3,635	11,448
Principal payments of financing lease liability	(527)	(478)	—
Repurchase of company stock	(10,495)	—	(5,630)
Taxes paid related to net share settlement of equity awards	(1,994)	(1,689)	(5,183)
Proceeds from long-term borrowings	60,000	—	—
Deferred debt issuance costs	(1,175)	—	—
Contingent consideration earn-out	—	—	(147)
Payments on borrowings	(58,000)	(50,000)	(50,000)
Net cash used in financing activities	(10,877)	(48,532)	(49,512)
Exchange rate effect on cash and cash equivalents	7,842	735	(7,696)
Net increase (decrease) in cash and cash equivalents	18,785	6,924	(32,577)
Cash and cash equivalents, beginning of year	63,297	56,373	88,950
Cash and cash equivalents, end of year	$82,082	$63,297	$56,373
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,110	$4,580	$6,169
Cash paid for income taxes	$6,825	$6,445	$9,247
Non-cash investing activities:
Property and equipment included in accounts payable	$(51)	$69	$167
Inventory transferred to property and equipment	$1,303	$300	$1,211
Transfer of leased assets to sales-type leases	$4,107	$—	$—
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019 and 2018
1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Natus Medical Incorporated (“we”, “our”, “us”) was incorporated in California in May 1987 and reincorporated in Delaware in August 2000. We are a leading provider of medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages. Product offerings include computerized neurodiagnostic systems for audiology, neurology, polysomnography, and neonatology, as well as newborn care products such as hearing screening systems, phototherapy devices for the treatment of newborn jaundice, software systems for managing and tracking disorders and diseases for public health laboratories, computer-based audiological, otoneurologic and vestibular instrumentation for hearing and balance care professionals.
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements includes our accounts and accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications to the prior periods have been made to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the Consolidated Financial Statements and the reported amount of revenue and expenses during the reporting period. Such estimates include allowances for potentially uncollectible accounts receivable, valuation of inventory, intangible assets, goodwill, share-based compensation, valuation of deferred income taxes, reserves for warranty obligations, and the provision for income taxes including uncertain positions. Actual results could differ from those estimates.
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
Years Ended December 31, 2020, 2019 and 2018
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
We review intangible assets with indefinite lives for impairment on an annual basis and finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the finite-lived intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the undiscounted future cash flows are less than the carrying amount, the finite-lived intangible assets are considered to be impaired. The amount of the impairment loss, if any, is measured as the difference between the carrying amount of the asset and its fair value. We estimate the fair value of finite-lived intangible assets by using an income approach or, when available and appropriate, using a market approach.
Goodwill
Goodwill is not amortized but is subject to an annual impairment analysis, which is performed as of October 1st; this assessment is also performed whenever there is a change in circumstances that indicates the carrying value of goodwill may be impaired.
Goodwill is tested for impairment at the reporting unit level. In 2018 we had four reporting units for purposes of goodwill impairment testing. In early 2019 we announced the implementation of a new organizational structure which consolidated our three strategic business units, Neuro, Newborn Care and Hearing & Balance into “One Natus”. As a result of these organizational changes we have concluded we have one operating segment and one reporting unit for purposes of goodwill impairment testing in 2019 and 2020.
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
Based on the qualitative assessment in 2020 and 2019, we determined the fair value of goodwill was more likely than not greater than its carrying amount, and no further analysis was needed.
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
In 2019 we elected to early adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). The adoption of this standard eliminates the second step of the two-step impairment test described above and allows a Company to expense the difference between carrying amount in excess of the fair value of the reporting unit as a reduction in goodwill. The adoption of ASU 2017-04 did not have an impact on our consolidated financial statements as we concluded based on the qualitative assessment performed in 2019 and 2020 that the fair value of the reporting unit was more likely than not to be greater than its carrying amount, and no further analysis was needed.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
Lessee Leases
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
Lessor Leases
We determine if an arrangement is a lease at inception of the lease. We entered into a five-year non-cancelable exclusive supply agreement with a customer to provide hearing screening products which commenced on January 1, 2020. The agreement includes automatic renewal options for successive three-year periods. Notice of non-renewal must be provided to Natus at least twelve months prior to the end of the current term. The agreement does not contain any purchase options or residual value guarantees.
Pricing of the exclusive supply agreement is structured on a fee per baby screened basis. The per baby fee is inclusive of all products and services to be provided under the terms of the agreement which include hearing screening hardware, consumables required to complete each screen, and related maintenance. The pricing structure also includes a guaranteed minimum payment per unit per contract year for each unit of equipment supplied.
Sales-Type Leases
The guaranteed minimum payment for each unit of equipment supplied represents the fixed transaction price and is allocated to separate performance obligations, consisting of hardware products, consumables, and maintenance, proportionally based on the standalone selling price of each performance obligation. Standalone selling price is best evidenced by the price we charge for the good or service when selling it separately in similar circumstances to similar customers. Other than for the renewal of annual support services contracts, our products and services are not generally sold separately. We use an amount discounted from the list price as a best estimated selling price.
For sales-type leases, we recognize revenues for hearing screening hardware products at the net present value of their guaranteed minimum payment standalone selling price allocation upon delivery of the hardware. We recognize consumables and maintenance revenues associated with the sales-type leases over the term of the agreement on a weighted average as actual screens are performed. Upon commencement of a sales-type lease we derecognize the leased asset from our balance sheet and record it as cost of revenue in the condensed consolidated statements of operations.
Operating Leases
Under the terms of the exclusive supply agreement, hospitals where we were previously providing hearing screening services were provided the option to transition to the exclusive supply agreement. Hospitals which chose to transition continued to use their existing Natus hardware. Based on the remaining useful life of the existing hardware some of these leases were classified as operating leases.
For operating leases, rental income is recognized on a straight-line basis over the term of the associated lease. Leased assets classified as operating leases are carried at amortized cost net of accumulated depreciation in property and equipment, net on the condensed consolidated balance sheet. The depreciation expense of the leased assets is recognized on a straight-line basis over the useful life of the asset, and recorded in cost of revenue in the condensed consolidated statements of operations.
Based on the pricing structure and the predominance of non-lease components within the exclusive supply agreement, amounts pertaining to net investment in these leases, variable lease income, and operating lease income are immaterial to our financial statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
Long lived assets
We continually monitor events and changes in circumstances that could indicate that carrying amounts of our long-lived assets, including property and equipment, intangible assets and leases, may not be recoverable. When such events or changes in circumstances occur, we will assess the recoverability by determining whether the carrying value of an asset group will be recovered through undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of the asset group, we will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.
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
We also grant performance stock unit (“PSU”) awards to our CEO and CFO. These PSUs fully vest after a performance period and have separate performance goals than MSUs. We estimate fair value of performance stock unit awards based on the share price and other pertinent factors on the grant date. Compensation expense for performance stock unit awards are recognized on a straight-line basis over the requisite service period of the award when performance condition is probable to occur. We assess the achievement probability of the performance conditions each period and adjust compensation expense if necessary. Provided that the requisite service is rendered, the shares will become vested and payout will occur based on the outcome of the performance condition. Any unrecognized compensation cost shall be recognized when the award becomes vested.
We issue new shares of common stock upon the exercise of stock options and the vesting of RSAs, RSUs, MSUs, and PSUs.
Forfeitures of employee stock options and awards are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded net of estimated forfeitures, such that expense is recorded only for those share-based awards that are expected to vest.
Cash Equivalents

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
All highly liquid investments purchased with an original maturity or remaining maturity upon purchase of three months or less are classified as cash equivalents.
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
Foreign Currency
The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. We have recorded $13.2 million, $(1.6) million, and $(14.4) million of foreign currency translation gains (losses) for the years ended December 31, 2020, 2019 and 2018, respectively.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in other income and expense. In 2020, 2019, and 2018, net foreign currency transaction gains (losses) were $2.0 million, $(0.8) million, and $(0.8) million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. dollar, Canadian dollar, Euro, British pound, and Danish kroner.
Effective July 1, 2018, Argentina's economy is considered to be highly inflationary under U.S. GAAP since it has experienced a rate of general inflation in excess of 100% over the latest three-year period, based upon the cumulative inflation rates published by Center for Audit Quality (CAQ) SEC Regulations Committee and its International Practices Task Force

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
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
Comprehensive Income
We break out the major components and report as a single total the change in net assets during the period as defined in ASC Topic 220, Comprehensive Income. The consolidated statement of comprehensive income (loss) has been separately stated from the consolidated statements of operations. Accumulated other comprehensive loss consists of translation gains and losses on foreign subsidiary financial statements, interest rate swap designated as a cash flow hedge, reclassifications from the adoption of ASU 2018-02, and reclassification of previously recorded deferred foreign currency related translation adjustment losses upon the divestiture of Medix.
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
    The adoption of the new standard did not impact our liquidity or debt-covenant compliance under its previous agreements.
    In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326). This update requires financial assets

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU 2019-05 which provides targeted transition relief guidance intended to increase comparability of financial statement information. The guidance for both updates was effective beginning January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
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
    In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This update permits a company to reclassify its disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings (termed “stranded tax effects”). Only the stranded tax effects resulting from the 2017 Act are eligible for reclassification. The ASU was effective for us on January 1, 2019. Upon adoption, we reclassified stranded tax effects resulting from the 2017 Act of $1.3 million, resulting in a decrease to AOCI and an increase to retained earnings as of January 1, 2019.
In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 813), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update amends Topic 820 to add, remove, and clarify disclosure requirements related to fair value measurement disclosure. For calendar year-end entities, the update was effective for annual periods beginning January 1, 2020, and interim periods within those fiscal years. The adoption of ASU 2018-13 did not have an impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Tax. This update includes removal of certain exceptions to the general principles of ASC 740, Income taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. We early adopted the ASU in the second quarter of 2020. Upon adoption, we recorded an additional income tax benefit of $0.9 million due to the elimination of the year-to-date loss limitation rules that limited the interim tax period tax benefit.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This update improves consistency by amending the Codification to include all disclosure guidance in appropriate disclosure sections. Also, the update clarifies application of various provisions in the Codification by amending and adding new headings, cross-referencing to other guidance, and refining or correcting terminology. ASU 202-10 was effective for annual period starting December 15, 2020. The adoption of this ASU did not have an impact on our consolidated financial statements.

2—REVENUE
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

The following table summarized the changes in the contract assets and contract liability balances for the year ended December 31, 2020 (in thousands):

Unbilled AR, December 31, 2019	$2,667
Additions	173
Transferred to Trade Receivable	(915)
Unbilled AR, December 31, 2020	$1,925

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018

Deferred Revenue, December 31, 2019	$24,808
Additions	19,763
Revenue Recognized	(18,848)
Deferred Revenue, December 31, 2020	$25,723
    At December 31, 2020, the contract assets of $1.9 million were included in accounts receivable in the consolidated balance sheet. At December 31, 2020, the short-term portion of the contract liability of $21.3 million and the long-term portion of $4.4 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of December 31, 2020, we expect to recognize revenue associated with deferred revenue of approximately $21.3 million in 2021, $2.3 million in 2022, $1.2 million in 2023, $0.7 million in 2024, and $0.2 million thereafter.

3—ALLOWANCE FOR DOUBTFUL ACCOUNTS

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2020	2019
Balance, beginning of period	$7,384	$6,960
Additions charged to expense	1,190	4,262
Write-offs charged against allowance	(2,361)	(3,838)
Balance, end of period	$6,213	$7,384

4—INVENTORIES
Inventories consist of (in thousands):

	December 31,
	2020	2019
Raw materials and subassemblies	$22,583	$37,259
Work in process	2,294	1,780
Finished goods	65,695	50,521
Total Inventories	90,572	89,560
Less: Non-current Inventories	(14,922)	(18,192)
Inventories	$75,650	$71,368
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
5—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2020	2019
Land	$1,792	$1,719
Buildings	7,365	6,943
Leasehold improvements	8,050	8,664
Finance lease right-of-use assets	2,555	2,377
Office furniture and equipment	22,148	22,819
Computer software and hardware	10,246	12,610
Demonstration and loaned equipment	3,086	11,621
	55,242	66,753
Accumulated depreciation	(30,726)	(42,051)
Total	$24,516	$24,702
Depreciation expense of property and equipment was $6.2 million, $6.6 million, and $6.0 million in the years ending December 31, 2020, 2019 and 2018, respectively.

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2020				December 31, 2019
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$112,138	(12,480)	$(64,203)	$35,455	$108,400	(6,035)	$(55,408)	$46,957
Customer related	94,526	(50)	(51,247)	43,229	90,351	(50)	(40,527)	49,774
Trade names	47,058	(3,677)	(31,890)	11,491	45,874	(3,237)	(25,355)	17,282
Internally developed software	13,281	—	(12,845)	436	13,281	—	(12,606)	675
Patents	2,810	(133)	(2,677)	—	2,692	(133)	(2,559)	—
Service Agreements	1,190	—	(1,119)	71	1,190	—	(1,079)	111
Total definite-lived intangible assets	271,003	(16,340)	(163,981)	90,682	261,788	(9,455)	(137,534)	114,799
Intangible assets with indefinite lives:
Intellectual Property	2,059	—	—	2,059	—	—	—	—
Total intangible assets	273,062	(16,340)	(163,981)	92,741	261,788	(9,455)	(137,534)	114,799
Finite lived intangible assets are amortized over their weighted average lives, which are 13 years for technology, 13 years for patents, 10 years for customer-related intangibles, 7 years for trade names, 6 years for internally developed software, 2 years for service agreements, and 11 years weighted average in total.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
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
During the third quarter of 2020 we recorded an impairment charge related to intangible assets of $6.7 million of which $6.4 million was recorded within intangibles amortization within cost of revenue and $0.3 million was recorded within intangibles amortization within operating expense on our income statement. The impairment related to an end of life decision for an acquired tradename and technology at which time we made the decision to discontinue sales of the related product rather than continuing to invest in the product.
Amortization expense related to intangible assets with finite lives, including impairment charges described above, was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Technology	$13,417	$6,906	$14,100
Customer related	8,825	8,662	12,244
Trade names	6,182	6,111	6,736
Internally developed software	239	1,438	2,123
Patents	—	60	84
Service Agreements	40	322	757
Total amortization	$28,703	$23,499	$36,044
The amortization expense amounts shown above include internally developed software not held for sale of $0.2 million, $1.3 million, and $1.9 million for the years ended 2020, 2019, and 2018, respectively. The amortization expense for internally developed software not held for sale is recorded within our income statement as a general and administrative operating expense.
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2021	$22,374
2022	18,365
2023	15,590
2024	13,599
2025	12,976
Thereafter	7,778
Total expected amortization expense	$90,682

7—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2018	$147,644
Foreign currency translation	(1,277)
As of December 31, 2019	$146,367
Purchase Accounting Adjustments	1,207
Foreign currency translation	3,725
As of December 31, 2020	$151,299

8—LEASES

Lessee Leases

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
We have operating and finance leases for offices, warehouses, and certain equipment. The leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to ten years. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.

    Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$6,696	$6,823
Finance lease cost:
Amortization of right-of-use assets (principal payments)	395	466
Interest on lease liabilities	49	58
Short-term lease cost	7	51
Variable lease cost	2,541	2,836
Sublease income	(61)	(179)
Total lease cost	$9,627	$10,055
    Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,979	$13,612
Operating cash flows from finance leases	32	42
Financing cash flows from finance leases	527	478
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,290	2,697
Finance leases	337	300

    Supplemental balance sheet information related to leases was as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018

	December 31, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$11,669	$15,046

Current portion of operating lease liabilities	$6,779	$5,871
Operating lease liabilities	8,959	12,051
Total operating lease liabilities	$15,738	$17,922

Finance Leases
Property and equipment, gross	$2,555	$2,377
Accumulated amortization	(1,705)	(1,418)
Property and equipment, net	$850	$959

Accrued liabilities	$414	$390
Other liabilities	446	599
Total finance lease liabilities	$860	$989

Weighted Average Remaining Lease Term
Operating leases	3.33 years	3.75 years
Finance leases	2.68 years	2.92 years
Weighted Average Discount Rate
Operating leases	5.4%	5.3%
Finance leases	5.1%	5.1%

    As of December 31, 2020, future minimum lease payments included in the measurement of lease liabilities on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2021	$6,206	$432
2022	4,096	273
2023	2,751	153
2024	1,569	48
2025	665	11
Thereafter	695	—
Total lease payments	15,982	917
Less imputed interest	(244)	(57)
Total	$15,738	$860

Lessor Leases

Pricing of our exclusive hearing screening supply agreement is structured on a fee per baby screened basis and includes a guaranteed minimum payment per unit per contract year for each unit of equipment supplied. We recognize revenues for the hardware products upon commencement of each lease at the net present value of their guaranteed minimum payment standalone selling price allocation. The remaining variable fees are recognized as revenue over the remaining lease term. The following table provides the profit recognized for sales-type leases at their commencement (net sales includes the initial allocation of fixed costs plus allocation of incremental variable fees and excludes the revenue associated with non-lease components associated with hearing screening supplies and maintenance that are recognized as revenue over the remaining lease term) for the year ended December 31, 2020 (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018

Year Ended December 31,
2020
Net Sales	$2,226
Cost of Sales	4,107
Gross Profit	$(1,881)

The following table provides lease income related to variable lease payments on our sales-type leases not included in the measurement of the lease receivable for the year ended December 31, 2020 (in thousands):

Year Ended December 31,
2020
Variable lease income	$420

The following table provides lease income on our operating leases for the year ended December 31, 2020 (in thousands):

Year Ended December 31,
2020
Lease income on operating leases	$291

The receivables as a result of our sales-type leases are collateralized by the underlying equipment leased and consist of the following components at December 31, 2020 (in thousands):

Year Ended December 31,
2020
Net minimum lease payments to be received	$1,777
Less: Unearned interest income portion	—
Net investment in sales-type leases	$1,777
Less: Current portion	(444)
Long-term net investment in sales-type leases	$1,333

As of December 31, 2020, future minimum lease payments and the reconciliation to net investment in sales-type leases reported on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year Ended December 31,	Sales-Type Leases	Operating Leases
2021	444	—
2022	444	—
2023	444	—
2024	445	—
2025	—	—
Thereafter	—	—
Total future minimum lease payments	1,777	—
Less: imputed interest	—	—
Total	$1,777	$—

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018

9—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	December 31,
	2020	2019
Compensation and related benefits	$20,409	$26,991
Warranty reserve	5,195	6,404
Accrued federal, state, and local taxes	9,118	11,156
Accrued amounts due to customers	2,743	3,008
Accrued professional fees	3,699	2,083
Accrued selling expenses	311	507
Self-funded insurance expense	911	950
Accrued travel	123	224
Other	1,727	3,128
Total	$44,236	$54,451

10—LONG-TERM OTHER LIABILITIES
Long-term other liabilities consist of (in thousands):

	December 31,
	2020	2019
Long-term taxes payable	$10,949	$12,330
Non-current deferred revenue	4,416	4,563
CARES Act payroll tax payable	1,354	—
Long-term earnout payable	1,286	—
Finance lease liabilities	446	599
Other	—	124
Total	$18,451	$17,616

11—DEBT AND CREDIT ARRANGEMENTS
We have a Credit Agreement with JP Morgan, Citibank and Wells Fargo. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity date of the original agreement, reduce the aggregate value of the revolving facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150 million of secured revolving credit facility. The Credit Agreement contains covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. We have no other significant credit facilities.
In addition to the customary restrictive covenants listed above, the Credit Agreement also contains financial covenants that require us to maintain a certain leverage ratio and fixed charge coverage ratio, each as defined in the Credit Agreement:
•Leverage Ratio, as defined, to be no higher than 3.25 to 1.00.
•Interest Coverage Ratio, as defined, to be at least 1.75 to 1.00 at all times.
As of December 31, 2020, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
As of December 31, 2020, we have $57.0 million outstanding under the Credit Agreement.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on the leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 2.25% to 3.50%. The effective interest rate during the twelve months ended December 31, 2020 was 3.07%. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable.

Long-term debt consists of (in thousands):

	December 31,
	2020	2019
Revolving credit facility	$57,000	$55,000
Debt issuance costs	(1,160)	(335)
Less: current portion of long-term debt	50,000	35,000
Total long-term debt	$5,840	$19,665
Maturities of long-term debt as of December 31, 2020 are as follows (in thousands):

	December 31,
	2020	2019
2021	$—	$55,000
2022	—	—
2023	57,000	—
Thereafter	—	—
Total	$57,000	$55,000
As of December 31, 2020, the carrying value of the total debt approximated fair market value.
12—FINANCIAL INSTRUMENTS AND DERIVATIVES
    We use interest rate swap derivative instruments to manage earnings and cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of December 31, 2020 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR loan	$40,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$277
Total interest rate derivatives designated as cash flow hedge	$40,000						$277

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

    As of December 31, 2020, we expect that approximately $212 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

13—RESERVE FOR PRODUCT WARRANTIES

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
We provide a warranty for products that is generally one year in length and in some cases, regulations may require us to provide repair or remediation beyond the typical warranty period. If any of the products contain defects, we may be required to incur additional repair and remediation costs. Service, repair and calibration services are provided by a combination of our owned facilities and vendors on a contract basis.
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
As of December 31, 2020, we have accrued $5.2 million for product related warranties. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

14—STOCKHOLDERS’ EQUITY
Common Stock—We have 120,000,000 shares of common stock authorized at a par value or $0.001 per share.
Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2020, no shares of preferred stock were issued and outstanding.

15—EARNINGS PER SHARE
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	December 31,
	2020	2019	2018
Net loss	$(16,613)	$(15,671)	$(22,935)
Weighted average common shares	33,562	33,696	33,111
Dilutive effect of stock based awards	—	—	—
Diluted Shares	33,562	33,696	33,111
Basic loss per share	$(0.49)	$(0.47)	$(0.69)
Diluted loss per share	$(0.49)	$(0.47)	$(0.69)
Shares excluded from calculation of diluted EPS	66	104	343

16—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2020	2019	2018
Cost of revenue	$319	$264	$218
Marketing and selling	1,938	1,024	1,039
Research and development	1,099	800	801
General and administrative	6,171	6,227	14,945
Total expense	$9,527	$8,315	$17,003
Stock Awards Plans—Natus' 2018 Stock Awards Plan (the “Plan”) provides for the granting of the following:
•Incentive stock options to employees;
•Non-statutory stock options to employees, directors and consultants;

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
•Restricted stock awards and restricted stock units;
•Market stock units;
•Performance stock units;
•Stock bonuses; and
•Stock appreciation rights.
As of December 31, 2020, there were 1,863,120 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.
Stock Option Activity—Stock option activity under the stock awards plans for the year ended December 31, 2020 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2019 (18,531 shares exercisable at a weighted average exercise price of $35.25 per share)	74,089	$35.25
Granted	257,496	$20.68
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding, December 31, 2020 (37,062 shares exercisable at a weighted average exercise price of $35.25 per share)	331,585	$—
As of December 31, 2020, unrecognized compensation related to the unvested portion of stock options was approximately $1.8 million, which is expected to be recognized over a weighted average period of 3.9 years. The intrinsic value of options exercised, representing the difference between the closing stock price of common stock on the date of the exercise and the exercise price, in the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $1.4 million, and $13.6 million, respectively.
As of December 31, 2020, there were: (i) 304,730 options vested and expected to vest with a weighted average exercise price of $24.15, an intrinsic value of $0.0 million, and a weighted average remaining contractual term of 8.4 years; and (ii) 37,062 options exercisable with a weighted average exercise price of $35.25, an intrinsic value of $0.0 million, and a weighted average remaining contractual term of 3.5 years.
Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2020	2018
Weighted-average fair value of options granted	$6.54	$11.03
Expected life in years	4.5	4.0
Risk-free interest rate	0.2%	2.7%
Expected volatility	38%	35%
Dividend yield	None	None
We did not grant any stock options during the years ended December 31, 2019.
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
Years Ended December 31, 2020, 2019 and 2018
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
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	339,762	$34.14
Granted	208,750	$29.74
Vested	(163,730)	$33.89
Forfeited	(4,693)	$33.44
Unvested at December 31, 2020	380,089	$31.84
As of December 31, 2020, unrecognized compensation related to the unvested portion of stock awards was $6.9 million, which is expected to be recognized over a weighted average period of 2.2 years. The fair market value of outstanding restricted stock awards at December 31, 2020 was $7.6 million. For the restricted stock awards granted during the years ended December 31, 2020, 2019, 2018, the weighted average grant date fair values were $29.74, $31.53, and $37.22, respectively. The total grant date fair value of restricted stock awards vested during fiscal year 2020, 2019, and 2018 was $5.5 million, $4.7 million, and $12.9 million, respectively. For the restricted stock awards that vested during the years ended December 31, 2020, 2019, and 2018, the total intrinsic value was $4.8 million, $4.0 million, and $11.2 million, respectively.
Restricted Stock Units Activity—The following table summarizes restricted stock units activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	173,096	$38.62
Awarded	100,682	$35.42
Released	(14,033)	$35.26
Forfeited	(47,144)	$38.92
Outstanding at December 31, 2020	212,601	$37.27
*Includes the PSUs and MSUs granted at the valuation date, which may be subject to additional awards or forfeitures depending on the outcome of the performance measures at the end of the performance period.
As of December 31, 2020, unrecognized compensation related to the unvested portion of stock units was $3.7 million, which is expected to be recognized over a weighted average period of 1.8 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2020 was $4.3 million. For the restricted stock units granted during the years December 31, 2020, 2019, 2018, the weighted average grant date fair values were $35.42, $38.62, and $36.77, respectively. The total grant date fair value of restricted stock units vested during fiscal year 2020, 2019, and 2018 was $0.5 million, $1.4 thousand, and $10.0 million, respectively. For the restricted stock units that vested during the years ended December 31, 2020, 2019, and 2018, the total intrinsic value was $0.5 million, $1.3 million, and $8.7 thousand, respectively.
Employee Stock Purchase Plan—Under Natus' 2011 Employee Stock Purchase Plan (the “ESPP”), U.S. employees can elect to have salary withholdings of up to 15% of eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2020, there were 426,084 shares reserved for future issuance under the ESPP.
Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
of common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2020, 2019 and 2018, respectively, was $0.2 million, $0.2 million, and $0.3 million.

17—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest income	$11	$250	$334
Interest expense	(3,656)	(4,941)	(6,794)
Foreign currency gain (loss)	1,988	(765)	(800)
Other	(215)	(135)	(438)
Total other expense, net	$(1,872)	$(5,591)	$(7,698)

18—INCOME TAXES
Income (loss) before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
U.S.	$1,908	$(22,851)	$(54,370)
Foreign	(23,973)	1,594	22,110
Loss before provision for income tax	$(22,065)	$(21,257)	$(32,260)

The components of income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
U.S. Federal	$(3,976)	$(948)	$(1,872)
U.S. State and local	145	561	(59)
Non-U.S.	1,241	8,386	5,732
Total current tax expense (benefit)	(2,590)	7,999	3,801
Deferred
U.S. Federal	2,049	(7,491)	(8,248)
U.S. State and local	533	(816)	(1,751)
Non-U.S.	(5,444)	(5,278)	(3,127)
Total deferred tax benefit	(2,862)	(13,585)	(13,126)
Total income tax benefit	$(5,452)	$(5,586)	$(9,325)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$9,099	$3,035
Credit carryforwards	5,768	2,415
Accruals deductible in different periods	15,368	23,672
Employee benefits	1,016	1,554
Operating leases	3,967	4,643
Total deferred tax assets	35,218	35,319
Valuation allowance	(969)	(606)
Total net deferred tax assets	$34,249	$34,713
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(13,214)	(13,850)
Operating leases	(2,970)	(3,959)
Foreign earnings to be repatriated	(800)	(800)
Total deferred tax liabilities	(16,984)	(18,609)
Total net deferred tax assets	$17,265	$16,104
The income tax expense (benefit) in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 21% in 2020, 2019, and 2018 to income before taxes due to the following:

	Years Ended December 31,
	2020	2019	2018
Federal statutory tax expense	$(4,634)	$(4,464)	$(6,775)
State tax expense	661	(300)	(1,160)
Foreign taxes at rates less than U.S. rates	1,050	(2,205)	(1,071)
Equity compensation	1,161	824	519
Tax credits	(1,641)	(1,428)	(2,021)
Uncertain tax position	3,002	2,910	1,311
Lapse of statute	(2,718)	(3,961)	(1,214)
Repatriation tax net of foreign tax credits	—	172	—
Federal NOL Carryback	(1,621)	—	—
Tax audits	(224)	—	658
Withholding taxes	—	1,107	1,185
Global intangible low-taxed income net of foreign tax credits	—	1,601	2,326
Return to provision	(946)	560	(1,417)
SAB 118 adjustments	—	—	(2,676)
Other	458	(402)	1,010
Total expense (benefit)	$(5,452)	$(5,586)	$(9,325)
At December 31, 2020, we had U.S. federal net operating loss carryforwards of $8.3 million, which will carryforward indefinitely. At December 31, 2020, we had U.S. state net operating loss carryforwards of $31.9 million, of which immaterial portions will begin to expire in 2021 and the majority have long carryforward periods ranging primarily from 10 years to indefinite. At December 31, 2020, we had U.S. federal R&D credit carryforwards of $4.3 million, which will begin to expire in 2038 and U.S. state R&D credit carryforwards of $0.9 million, which will begin to expire in 2021. At December 31, 2020, we had $0.1 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2022.
At December 31, 2020, certain foreign subsidiaries had deferred tax assets attributable to net operating loss carryforwards as follows: $1.0 million in France, $2.4 million in Denmark, $1.3 million in Canada, $0.4 million in Ireland, and $0.7 million in Germany. These foreign net operating loss carryforwards, if not utilized to offset taxable income in future

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
periods, will begin to expire in various amounts beginning in 2026 with the most material amounts having long carryforward periods ranging from 20 years to indefinite.
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $1.0 million and $0.6 million were recorded at December 31, 2020 and 2019, respectively. The increase of $0.4 million in valuation allowance was primarily due to a valuation allowance recorded against certain U.S. state R&D credits and U.S. foreign tax credits, which are expected to expire before fully utilized.
The realizability of the deferred tax assets is primarily dependent on our ability to generate sufficient taxable income in future periods. We record net deferred tax assets to the extent it is more likely than not that the assets will be realized. The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the assets are to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. In making such determinations, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized.
As of December 31, 2020, the balance sheet reflected U.S. deferred tax assets of $25.1 million, net of $0.3 million federal and state valuation allowances. These U.S. deferred tax assets consist primarily of $3.4 million of federal and state net operating loss carryforwards, $5.1 million of federal and state R&D credit carryforwards, and $16.8 million of deductible temporary differences. Detailed valuation allowance analysis was completed as required in ASC 740. After weighing all the positive and negative evidence we concluded that it is more likely than not that the U.S. deferred tax assets will be realized and there is no valuation allowance required, except for a small portion related to $0.2 million of state R&D credits and $0.1 million of U.S. foreign tax credits which we have concluded are not recoverable. The valuation allowance analysis primarily included considering the following items:
•Cumulative three-year income or loss on an adjusted basis - We computed a three-year cumulative loss for Natus U.S. but have supported the conclusion no additional valuation allowance was required upon further analysis. The additional analysis resulted in three-year cumulative earnings after adjustments was made for certain one-time nonrecurring items. The one-time items were primarily driven by specific One Natus reorganization impacts which include certain product rationalizations.
•Current U.S. income (loss) before provision (benefit) for income tax and historical utilization of deferred tax assets - Our ability to generate positive income before tax in 2020 following the One Natus reorganization and taking into account the impact of COVID-19 during the year was considered objectively verifiable positive evidence of the impact of One Natus reorganization on profitability. In addition, Natus U.S. has a history of using all its net operating losses and credit carryforwards.
•Lengthy carryforward periods for deferred tax assets - The carryforward period for deferred tax assets, particularly U.S. federal and state net operating losses and R&D credit, in general are long (e.g. 20 years for R&D credit carryforwards) or indefinite (e.g. for federal net operating losses).
•Future sources of taxable income - While more subjective and requiring an increased level of judgement, we forecasted future sources of taxable income which were determined sufficient to support the assertion that the deferred tax assets were more likely than not to be utilized in the future. Key judgments included in our forecast include the generation of a sufficient level of U.S. profit before tax on a prospective basis and the existence of reasonably predictable levels of permanent adjustments used in calculating taxable income over the forecast period. The assumptions used in our forecast of future taxable income were developed in considering the impact the One Natus reorganization has had on our trend in U.S. earnings. the generation of taxable income in the U.S. in 2020, and conservative expectations as to future results as our business recover from impacts of the COVID-19 pandemic.
The analysis of foreign deferred tax assets was also completed following the same principles. As such, it was concluded that the valuation allowance of $0.6 million recorded in 2019, that relates primarily to net operating losses and capital losses in Canada, should be retained in 2020 since the benefit is not expected to be realized. No valuation allowance was booked for the remaining foreign deferred tax assets as the benefits are expected to be realized in the lengthy carryforward periods.
There are no changes to the position on our permanent reinvestment of earnings from foreign operations. As of December 31, 2020, we intend to distribute all of the earnings from Excel-Tech and Natus Ireland in excess of their operational needs. We have recorded a deferred tax liability of $0.8 million accordingly for 5% Canadian withholding tax on the expected

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
Excel-Tech distribution to Natus Ireland. Natus Ireland has 0% withholding tax under domestic exemption and therefore, no liability has been recorded. We intend to permanently reinvest the earnings of remaining foreign subsidiaries. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest its undistributed earnings.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at January 1, 2018	$7,017
Increases for tax positions related to prior years	526
Increases for tax positions related to the current year	699
Decrease due to lapse of statutes of limitations	(965)
Foreign exchange difference	(50)
Balance at January 1, 2019	$7,227
Decreases for tax positions related to prior years	(48)
Increases for tax positions related to the current year	495
Decrease due to lapse of statutes of limitations	(3,763)
Foreign exchange difference	6
Balance at January 1, 2020	$3,917
Increases for tax positions related to prior years	2,454
Increases for tax positions related to the current year	104
Lapse of statutes of limitations	(2,416)
Foreign exchange difference	83
Balance at December 31, 2020	$4,142
For the year ended December 31, 2020, our net unrecognized tax benefits increased by $0.2 million, resulting in a corresponding $0.2 million increase in income tax expense. The increase was primarily attributable to the increase in uncertain tax positions related to the current year in certain jurisdictions.
The unrecognized tax benefits for the tax years ended December 31, 2020, 2019 and 2018 were $4.1 million, $3.9 million and $7.2 million, respectively which include $3.8 million, $3.6 million and $6.5 million, respectively that would impact the effective tax rate if recognized.
We expect a range from zero to $0.2 million of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.
At December 31, 2020, 2019 and 2018, we had cumulatively accrued $0.5 million, $0.4 million, and $0.5 million for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense (benefit), which totaled approximately $130.0 thousand, $(80.0) thousand, and $(80.0) thousand for the years ended December 31, 2020, 2019, and 2018, respectively.
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
Our tax returns remain open to examination as follows: U.S. federal, 2016 through 2019; U.S. states, generally 2015 through 2019; and significant foreign jurisdictions, generally 2015 through 2019.

19—EMPLOYEE BENEFIT PLAN
We offer pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $3.2 million, $3.6 million, and $4.7 million respectively, in the years ended December 31, 2020, 2019, and 2018. For new hires, employer contributions vest ratably over the first two years of employment.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018
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
The following tables present revenue and long-lived asset information by end market and geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Years Ended December 31,
	2020	2019	2018
Consolidated Revenue:
United States	$252,496	$292,400	$300,860
Foreign countries	163,188	202,775	230,031
	$415,684	$495,175	$530,891
Revenue by End Market:
Neuro
Devices and Systems	$179,881	$220,306	$200,762
Supplies	56,275	66,059	67,025
Services	—	871	12,000
Total Neuro Revenue	$236,156	$287,236	$279,787
Newborn Care
Devices and Systems	$51,894	$53,465	$72,807
Supplies	36,174	38,264	40,669
Services	16,566	19,183	20,396
Total Newborn Care Revenue	$104,634	$110,912	$133,872
Hearing & Balance
Devices and Systems	$70,711	$92,050	$110,597
Supplies	4,183	4,977	6,635
Total Hearing & Balance Revenue	$74,894	$97,027	$117,232
Total Revenue	$415,684	$495,175	$530,891
Long-lived asset information by geographic region is as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019
Property and equipment, net:
United States	$10,998	$11,868
Ireland	6,716	5,732
Canada	3,775	4,140
Denmark	1,787	1,799
Other foreign countries	1,240	1,163
	$24,516	$24,702
During the years ended December 31, 2020, 2019 and 2018, no single customer or foreign country contributed to more than 10% of revenue.

21—COMMITMENTS AND CONTINGENCIES
Purchase commitments—We have various purchase obligations for goods or services totaling $39.6 million at December 31, 2020, which are expected to be paid $39.1 million in 2021 and $0.5 million thereafter.
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

	December 31, 2019	Additions	Payments	Adjustments	December 31, 2020
Other assets:
Loan receivable	$1,906	$—	$—	$(1,180)	$726
Total	$1,906	$—	$—	$(1,180)	$726
The derivative financial instruments described in Note 12 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2019, 2018 and 2017

	December 31, 2019	Additions	Payments	Adjustments	December 31, 2020
Liabilities:
Interest Rate Swap	$313	$—	$—	$(36)	$277
Total	$313	$—	$—	$(36)	$277
We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporated the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of December 31, 2020, there have been no events of default under the interest rate swap agreement.
The following financial instruments are not measured at fair value on the consolidated balance sheet as of December 31, 2020 and 2019, but require disclosure of fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of the relatively short maturity.
The carrying amount of our short-term and long-term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

23—SALE OF CERTAIN SUBSIDIARY
    We divested our wholly owned subsidiary, Medix, on April 2, 2019 via a stock sale to the local managing director, a related party. In exchange for the stock, we received $2.5 thousand in cash and provided Medix with a $2.2 million limited-recourse loan. The loan is secured by a real estate assets of Medix and repayment is conditional upon the sale of the real estate asset. The fair market value of the loan is assessed quarterly and adjusted as necessary to reflect any changes in market environment or the value of the building. See Note 22 to the Condensed Consolidated Financial Statements for fair market value of the loan receivable.

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

ITEM 16.    Form 10-K Summary
Not Applicable.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of July 25, 2001	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of September 12, 2012	8-K	3.1	000-33001	9/13/2012
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of June 5, 2019	8-K	3.1	000-33001	6/7/2019
3.4	Second Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/16/2019
4.1	Specimen stock certificate for shares of common stock, par value $0.001 per share	S-1/A	4.1	333-44138	2/9/2001
4.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
4.3	Description of Common Stock	10-K	4.3	000-33001	12/31/2019
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1*	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2*	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5*	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
10.18	Amendment to Credit Agreement, dated August 10, 2020, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	9/30/2020
21.1	Significant Subsidiaries of the Registrant

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Natus Medical Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).

 *    Indicates a management contract or compensatory plan or arrangement