Form 10-Q
period 2021-03-31
NATUS MEDICAL INC
filed 2021-05-07
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of April 30, 2021 was 34,078,412.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$80,549	$82,082
Accounts receivable, net of allowance for doubtful accounts of $6,085 in 2021 and $6,213 in 2020	91,326	93,133
Inventories	69,467	75,650
Prepaid expenses and other current assets	24,477	20,837
Total current assets	265,819	271,702
Property and equipment, net	23,282	24,516
Operating lease right-of-use assets	10,776	11,669
Intangible assets, net	85,001	92,741
Goodwill	149,761	151,299
Deferred income tax	26,321	27,563
Other assets	20,408	20,904
Total assets	$581,368	$600,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,486	$23,429
Current portion of long-term debt	36,523	50,000
Accrued liabilities	45,792	44,236
Deferred revenue	23,669	21,308
Current portion of operating lease liabilities	6,006	6,779
Total current liabilities	136,476	145,752
Other liabilities	17,864	18,451
Operating lease liabilities	8,181	8,959
Long-term debt, net of current portion	—	5,840
Deferred income tax	9,915	10,298
Total liabilities	172,436	189,300
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 34,096,895 in 2021 and 33,911,703 in 2020	344,696	342,828
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2021 and 2020	—	—
Retained earnings	73,705	71,309
Accumulated other comprehensive loss	(9,469)	(3,043)
Total stockholders’ equity	408,932	411,094
Total liabilities and stockholders’ equity	$581,368	$600,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$114,927	$109,383
Cost of revenue	46,688	44,933
Intangibles amortization	1,751	1,668
Gross profit	66,488	62,782
Operating expenses:
Marketing and selling	28,971	30,730
Research and development	14,040	17,569
General and administrative	14,855	13,182
Intangibles amortization	3,897	3,661
Restructuring	205	871
Total operating expenses	61,968	66,013
Income (loss) from operations	4,520	(3,231)
Other expense, net	(1,656)	(1,494)
Income (loss) before benefit from income tax	2,864	(4,725)
Provision for (benefit from) income taxes	468	(1,128)
Net income (loss)	$2,396	$(3,597)
Net income (loss) per share:
Basic	$0.07	$(0.11)
Diluted	$0.07	$(0.11)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,611	33,800
Diluted	33,782	33,800
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,396	$(3,597)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(6,494)	(4,018)
Interest rate swap designated as a cash flow hedge	68	(175)
Other comprehensive loss, net of tax	(6,426)	(4,193)
Comprehensive loss	(4,030)	(7,790)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	33,911,703	$342,828	$71,309	$(3,043)	$411,094
Vesting of restricted stock units	19,650	—	—	—	—
Net issuance of restricted stock awards	222,899	—	—	—	—
Stock-based compensation expense	—	3,018	—	—	3,018
Taxes paid related to net share settlement of equity awards	(57,357)	(1,150)	—	—	(1,150)
Other comprehensive loss	—	—	—	(6,426)	(6,426)
Net income	—	—	2,396	—	2,396
Balances, March 31, 2021	34,096,895	$344,696	$73,705	$(9,469)	$408,932

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	162,212	—	—	—	—
Stock-based compensation expense	—	2,198	—	—	2,198
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(57,695)	(1,883)	—	—	(1,883)
Other comprehensive loss	—	—	—	(4,193)	(4,193)
Net loss	—	—	(3,597)	—	(3,597)
Balances, March 31, 2020	33,802,133	$334,296	$84,325	$(20,468)	$398,153
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$2,396	$(3,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on accounts receivable	101	522
Depreciation and amortization	7,257	6,994
Loss on disposal of property and equipment	8	42
Warranty reserve	341	704
Share-based compensation	3,114	2,291
Loss on commencement of sales-type leases	6	295
Loss on equity method investment	136	—
Changes in operating assets and liabilities:
Accounts receivable	4,962	15,612
Inventories	4,139	(3,443)
Prepaid expenses and other assets	(4,028)	(1,060)
Accounts payable	1,303	6,038
Accrued liabilities	1,172	(9,329)
Deferred revenue	2,732	2,190
Deferred income tax	1,064	103
Net cash provided by operating activities	24,703	17,362
Investing activities:
Purchase of property and equipment	(731)	(3,575)
Net cash used in investing activities	(731)	(3,575)
Financing activities:
Repurchase of common stock	—	(10,495)
Taxes paid related to net share settlement of equity awards	(1,150)	(1,883)
Principal payments of financing lease liability	(125)	(133)
Proceeds from borrowings	—	60,000
Payments on borrowings	(20,000)	(15,000)
Net cash provided by (used in) financing activities	(21,275)	32,489
Exchange rate changes effect on cash and cash equivalents	(4,230)	(2,557)
Net increase (decrease) in cash and cash equivalents	(1,533)	43,719
Cash and cash equivalents, beginning of period	82,082	63,297
Cash and cash equivalents, end of period	$80,549	$107,016
Supplemental disclosure of cash flow information:
Cash paid for interest	$513	$637
Cash paid for income taxes	$(320)	$3,492
Non-cash investing activities:
Property and equipment included in accounts payable	$39	$131
Inventory transferred to property and equipment	$94	$196
Transfer of leased assets to sales-type leases	$13	$663
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation and Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except where noted below within Note 1, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. We have made certain reclassifications to the prior period to conform to current period presentation. The consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Various government programs have been established to provide financial relief for businesses affected by COVID-19 including the Canada Emergency Wage Subsidy ("CEWS") under the COVID-19 Economic Response Plan in Canada. We received $2.9 million for payroll subsidies under CEWS during the three months ended March 31, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the three months ended March 31, 2021 we recognized reductions of $0.4 million in cost of sales, $1.3 million in marketing and selling expense, and $1.2 million in research and development expense in the condensed consolidated statements of operations for these subsidies. No payroll subsidies were received or recognized under CEWS in prior periods. As of March 31, 2021 we have collected all amounts recorded and continue to seek additional relief as applicable.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed include, but were not limited to, our allowance for doubtful accounts, inventory and warranty reserves, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the three months ended March 31, 2021, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements
None.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the three months ended March 31, 2021 (in thousands):

Unbilled AR, December 31, 2020	$1,925
Additions	69
Transferred to trade receivable	(8)
Unbilled AR, March 31, 2021	$1,986

Deferred revenue, December 31, 2020	$25,723
Additions	11,032
Revenue recognized	(8,332)
Deferred revenue, March 31, 2021	$28,423

    At March 31, 2021, the short-term portion of deferred revenue of $23.7 million and the long-term portion of $4.7 million are included in deferred revenue and other long-term liabilities, respectively, in the consolidated balance sheet. As of March 31, 2021, we expect to recognize revenue associated with deferred revenue of approximately $20.1 million in 2021, $5.5 million in 2022, $1.5 million in 2023, $0.9 million in 2024, and $0.4 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,396	$(3,597)
Weighted average common shares	33,611	33,800
Dilutive effect of stock based awards	171	—
Diluted shares	33,782	33,800
Basic earnings per share	$0.07	$(0.11)
Diluted earnings per share	$0.07	$(0.11)
Shares excluded from calculation of diluted EPS	—	85

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$6,213	$7,384
Additions charged to expense	101	522
Write-offs charged against allowance	(229)	(614)
Balance, end of period	$6,085	$7,292

5 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and subassemblies	$18,874	$22,583
Work in process	3,327	2,294
Finished goods	61,977	65,695
Total inventories	84,178	90,572
Less: Non-current inventories	(14,711)	(14,922)
Inventories, current	$69,467	$75,650
As of March 31, 2021 and December 31, 2020, we have classified $14.7 million and $14.9 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$110,356	$(12,458)	$(65,079)	$32,819	$112,138	$(12,480)	$(64,203)	$35,455
Customer related	92,411	(50)	(52,499)	39,862	94,526	(50)	(51,247)	43,229
Trade names	46,481	(3,592)	(33,047)	9,842	47,058	(3,677)	(31,890)	11,491
Internally developed software	13,281	—	(12,895)	386	13,281	—	(12,845)	436
Patents	2,748	(133)	(2,615)	—	2,810	(133)	(2,677)	—
Service agreements	1,190	—	(1,129)	61	1,190	—	(1,119)	71
Definite-lived intangible assets	$266,467	$(16,233)	$(167,264)	$82,970	$271,003	$(16,340)	$(163,981)	$90,682
Intangible assets with indefinite lives:
Intellectual Property	$2,031	$—	$—	$2,031	$2,059	$—	$—	$2,059
Total intangible assets	$268,498	$(16,233)	$(167,264)	$85,001	$273,062	$(16,340)	$(163,981)	$92,741

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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Technology	$1,795	$1,712
Customer related	2,360	2,140
Trade names	1,483	1,466
Internally developed software	50	69
Service agreements	$10	$10
Total amortization	$5,698	$5,397

The amortization expense amounts shown above include internally developed software not held for sale of $24 thousand and $24 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively, which is recorded within our income statement as a general and administrative operating expense. The amortization expense amounts shown above include internally developed software held for sale of $26 thousand and $45 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively, which is recorded within our income statement as cost of goods sold.

Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2021	$16,276
2022	17,940
2023	15,169
2024	13,233
2025	12,619
2026	2,422
Thereafter	5,311
Total expected amortization expense	$82,970

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2020	$151,299
Foreign currency translation	(1,538)
March 31, 2021	$149,761

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$1,786	$1,792
Buildings	7,144	7,365
Leasehold improvements	7,378	8,050
Finance lease right-of-use assets	2,512	2,555
Equipment and furniture	20,581	22,148
Computer software and hardware	10,257	10,246
Demonstration and loaned equipment	3,175	3,086
	52,833	55,242
Accumulated depreciation	(29,551)	(30,726)
Total	$23,282	$24,516

Depreciation expense of property and equipment was approximately $1.6 million and $1.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

As of March 31, 2021, we have accrued $4.8 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$5,195	$6,404
Additions charged to expense	341	704
Utilizations	(740)	(1,271)
Balance, end of period	$4,796	$5,837

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of March 31, 2021, we have two active share-based compensation plans, the 2018 Equity Incentive Plan and the 2011 Employee Stock Purchase Plan.
The terms of all awards granted during the three months ended March 31, 2021 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$100	$75
Marketing and selling	640	469
Research and development	355	254
General and administrative	1,923	1,400
Total	$3,018	$2,198

As of March 31, 2021, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $20.2 million, which is expected to be recognized over a weighted average period of 2.6 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$3	$24
Interest expense	(766)	(717)
Foreign currency loss	(731)	(801)
Other expense	(162)	—
Total other (expense), net	$(1,656)	$(1,494)

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
We recorded income tax expense of $0.5 million and income tax benefit of $1.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The effective tax rate was 16.4% and 23.9% for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, is primarily attributable to changes in mix of income among jurisdictions with varying tax rates and discrete items. Other significant factors impacting the current period effective tax rate included Federal and California research and development credits and non-deductible executive compensation expenses.
We recorded no changes related to unrecognized tax benefits for the three months ended March 31, 2021. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2017 through 2020, U.S. states, 2016 through 2020, and significant foreign jurisdictions, generally 2016 through 2020.

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
    At March 31, 2021, we were in compliance with the Leverage Ratio and the Interest Coverage Ratio covenants as defined in the Credit Agreement.
    During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty of which $43.0 million was repaid by December 31, 2020. During the first quarter of 2021, we repaid $20.0 million of our outstanding debt and at March 31, 2021, we had $37.0 million outstanding under the Credit Agreement.
    Pursuant to the terms of the Credit Agreement, the outstanding principal balance will bear interest at either (a) a fluctuating rate per annum equal to the Applicable Rate, as defined in the Credit Agreement, depending on our leverage ratio plus the higher of (i) the federal funds rate plus one-half of one percent per annum; (ii) the prime rate in effect on such a day; and (iii) the LIBOR rate plus one percent, or (b) a fluctuating rate per annum of LIBOR Rate plus the Applicable Rate, which ranges between 2.25% to 3.50%. The effective interest rate during the three months ended March 31, 2021 was 3.05%. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. As of March 31, 2021, we have classified the full outstanding debt balance of $37.0 million as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
    Long-term debt consists of (in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facility	$37,000	$57,000
Debt issuance costs	(477)	(1,160)
Less: current portion of long-term debt	36,523	50,000
Total long-term debt	$—	$5,840

Maturities of long-term debt as of March 31, 2021 are as follows (in thousands):

	March 31, 2021	December 31, 2020
2021	$—	$—
2022	—	—
2023	37,000	57,000
Thereafter	—	—
Total	$37,000	$57,000

As of March 31, 2021, the carrying value of total debt approximated fair market value.

14 - Financial Instruments and Derivatives
    We use interest rate swap derivative instruments to reduce earnings volatility and manage cash flow exposure resulting from changes in interest rates. These interest rate swaps apply a fixed interest rate on a portion of our expected LIBOR-indexed floating-rate borrowings. We held the following interest rate swaps as of March 31, 2021 (in thousands):

Hedged Item	Current Notional Amount	Designation Date	Effective Date	Termination Date	Fixed Interest Rate	Floating Rate	Estimated Fair Value
1-month USD LIBOR Loan	$15,000	May 31, 2018	June 1, 2018	September 23, 2021	2.611%	1-month USD LIBOR	$187
Total interest rate derivatives designated as cash flow hedge	$15,000						$187

    We have designated these derivative instruments as cash flow hedges. We assess the effectiveness of these derivative instruments and record the change in the fair value of a derivative instrument designated as a cash flow hedge as unrealized gains or losses in accumulated other comprehensive income (“AOCI”), net of tax. Once the hedged item affects earnings, the effective portion of any gain or loss will be reclassified to earnings. If the hedged cash flow does not occur, or if it becomes probable that it will not occur, we will reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
    As of March 31, 2021, we estimate that approximately $142.0 thousand of losses associated with the cash flow hedge, net of tax, could be reclassified from AOCI into earnings within the next twelve months.

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
The following tables present revenue by end market and geographic region and long-lived asset information by geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended March 31,
	2021	2020
Consolidated Revenue:
United States	$67,772	$68,338
International	47,155	41,045
Total	$114,927	$109,383

	Three Months Ended March 31,
	2021	2020
Revenue by End Market:
Neuro Products
Devices and Systems	$53,341	$49,426
Supplies	15,714	15,924
Total Neuro Revenue	69,055	65,350
Newborn Care Products
Devices and Systems	13,772	11,124
Supplies	8,403	9,691
Services	3,764	3,417
Total Newborn Care Revenue	25,939	24,232
Hearing & Balance Products
Devices and Systems	18,771	18,560
Supplies	1,162	1,241
Total Hearing & Balance Revenue	19,933	19,801
Total Revenue	$114,927	$109,383

	March 31, 2021	December 31, 2020
Property and equipment, net:
United States	$10,115	$10,998
Ireland	6,647	6,716
Canada	3,713	3,775
Denmark	1,613	1,787
Other countries	1,194	1,240
Total	$23,282	$24,516

During the three months ended March 31, 2021 and 2020, no single customer and no country outside the United States contributed more than 10% of our consolidated revenue.

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
The derivative financial instruments described in Note 14 are measured at fair value on a recurring basis and are presented on the consolidated balance sheets at fair value. We estimate the fair value of the interest rate swaps by calculating the present value of the expected future cash flows of each swap. The calculation incorporates the contractual terms of the derivatives, observable market interest rates which are considered to be Level 2 inputs, and credit risk adjustments, if any, to reflect the counterpart's as well as our nonperformance risk. As of March 31, 2021, there have been no events of default under the interest rate swap agreement. The table below presents the fair value of the derivative financial instruments as well as the classification on the consolidated balance sheet (in thousands):

	December 31, 2020	Additions	Payments	Adjustments	March 31, 2021
Liabilities:
Interest rate swap	$277	$—	$—	$(90)	$187
Total	$277	$—	$—	$(90)	$187

The following financial instruments are not measured at fair value on our consolidated balance sheet as of March 31, 2021 and December 31, 2020 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2020 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
We are a leading provider of medical device solutions focused on the diagnosis and treatment of central nervous and sensory system disorders for patients of all ages.
End Markets
Our products address the below end markets:
•Neuro - Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography and long-term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, and intraoperative monitoring. These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases. Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure and cerebrospinal fluid drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions include items such as valves, shunts and related treatment solutions for procedures involving hydrocephalus.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31,
	2021	2020
Devices and Systems	75%	72%
Supplies	22%	25%
Services	3%	3%
Total	100%	100%
2021 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
We experienced an increase in demand, particularly in Asia Pacific and Europe, during the first quarter compared to the same period in the prior year as recovery from the COVID-19 pandemic continues. Our consolidated revenue for the first quarter ended March 31, 2021 was $114.9 million compared to $109.4 million in the first quarter of the previous year, an increase of $5.5 million.

Our net income was $2.4 million or $0.07 per diluted share in the three months ended March 31, 2021, compared with net loss of $3.6 million or $0.11 per share in the same period in 2020. The increase in net income was the result of higher revenue due to the recovery from impact of COVID-19, in particular in international markets for Neuro products, and lower expenses compared to the prior year, driven by the timing of engineering project spend and the benefit of COVID-19 payroll relief received in Canada.
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
Liquidity
In the first quarter of 2020 we drew $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty of which $43.0 million was repaid by December 31, 2020. During the third quarter of 2020 we amended our Credit Agreement which extended the maturity date of the original agreement from September 23, 2021 to September 25, 2023, reduced the aggregate revolving credit facility from $225.0 million to $150.0 million, and amended certain covenants. During the three months ended Mach 31, 2021, we repaid $20.0 million in debt, reducing the amount outstanding under the Credit Agreement to $37.0 million, and continued to maintain a strong cash position ending the period with $80.5 million in cash.
As a result of the COVID-19 pandemic, some hospitals and clinics delayed payments for products and services and we have worked with our customers to arrange mutually acceptable payment terms during this uncertain time. We have seen revenues and margins improve since the onset of the pandemic. We continue to see our customers adapting to the COVID environment, which we believe will result in increased capital spending and continue to improve our business in 2021.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future should negative economic conditions persist for an extended period of time, we are evaluating additional measures we could take to further enhance our liquidity position.

Government Grants
Various government programs have been announced to provide financial relief for businesses affected by COVID-19 including the CEWS under the COVID-19 Economic Response Plan in Canada. We received $2.9 million for payroll subsidies under CEWS during the three months ended March 31, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the three months ended March 31, 2021 we recognized reductions of $0.4 million of cost of sales, $1.3 million of marketing and selling expense, and $1.2 million of research and development expense in the condensed consolidated statements of operations for these subsidies. No payroll subsidies were received or recognized under CEWS in prior periods. As of March 31, 2021 we have collected all amounts recorded and continue to seek additional relief as applicable.
Impact to fair-value of intangible assets
We have reviewed the assets on our balance sheet, particularly goodwill and significant intangible assets for indications of impairment related to COVID-19 and determined that there are no indicators of impairment at this time. The values of these assets are particularly sensitive to our market cap and the long-term value of their cash flows. If these conditions change significantly, we may need to record an impairment to their value. However, any impairment charges would not require the use of cash and are excluded from the calculation of our debt covenants and, therefore, would not affect our ability to borrow under our existing credit line.
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
Travel restrictions have forced most customer and external partner collaboration to online technology. Using this technology has enabled us to continue operations without incident. However, in-person customer engagement as well as physical presence in laboratory settings is required for the long-term success of our company and eventually, we will need to return to traditional forms of interaction.
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
We believe that the following critical accounting policies require the use of significant estimates, assumptions, and judgments:
•Revenue recognition
•Inventory valuation

•Income Taxes
The use of different estimates, assumptions, or judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting policies are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2020, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	40.6%	41.1%
Intangibles amortization	1.5%	1.5%
Gross profit	57.9%	57.4%
Operating expenses:
Marketing and selling	25.2%	28.1%
Research and development	12.2%	16.1%
General and administrative	12.9%	12.1%
Intangibles amortization	3.4%	3.3%
Restructuring	0.2%	0.8%
Total operating expenses	53.9%	60.4%
Income (loss) from operations	4.0%	(3.0)%
Other expense, net	(1.4)%	(1.4)%
Income (loss) before provision for income tax	2.6%	(4.4)%
Provision for (benefit from) income taxes	0.4%	(1.0)%
Net income (loss)	2.2%	(3.4)%

Revenues
The following table shows revenue by products during the three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Neuro Products
Devices and Systems	$53,341	$49,426	8%
Supplies	15,714	15,924	(1)%
Total Neuro Revenue	69,055	65,350	6%
Newborn Care Products
Devices and Systems	13,772	11,124	24%
Supplies	8,403	9,691	(13)%
Services	3,764	3,417	10%
Total Newborn Care Revenue	25,939	24,232	7%
Hearing & Balance Products
Devices and Systems	18,771	18,560	1%
Supplies	1,162	1,241	(6)%
Total Hearing & Balance Revenue	19,933	19,801	1%
Total Revenue	$114,927	$109,383	5%
For the three months ended March 31, 2021, Neuro revenue increased by 6% compared to the same period last year driven by higher sales of Neuro devices in our international markets combined with strength in backlog from 2020. Revenue from Neuro supplies was down slightly from the same period last year due to lower shipments of Neurocritical Care products.
For the three months ended March 31, 2021, Newborn Care revenue increased by 6% compared to the same period last year due mainly to the sale of NICVIEW devices, which had been on ship hold during the same period last year, higher Hearing Screening device sales, and higher services revenue from our agreement with Pediatrix. These increases were partly offset by decreases in Hearing Screening supplies and Phototherapy devices due to lower births.
For the three months ended March 31, 2021, Hearing & Balance revenue remained flat compared to the same period last year with an increase in device sales partly offset by a slight decline in supplies revenue.
Revenue from domestic sales decreased to $67.8 million for the three months ended March 31, 2021 compared to $68.3 million in the three months ended March 31, 2020. The decrease in domestic revenue was mainly due to the impact of the COVID-19 pandemic on demand for supplies.
Revenue from international sales increased to $47.2 million for the three months ended March 31, 2021 compared to $41.0 million for the three months ended March 31, 2020. The increase was driven by recovery in demand, mainly for our Neuro products, following the impact of the COVID-19 pandemic in the same period last year.

Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$114,927	$109,383
Cost of revenue	46,688	44,933
Intangibles amortization	1,751	1,668
Gross profit	66,488	62,782
Gross profit percentage	57.9%	57.4%
For the three months ended March 31, 2021, gross profit as a percentage of revenue increased 0.5% compared to the same period in the prior year. The increase was due to higher revenue and lower operations overhead spend partly offset by higher costs for freight and contract manufacturer fees.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2021	2020
Marketing and selling	$28,971	$30,730
Percentage of revenue	25.2%	28.1%
Research and development	$14,040	$17,569
Percentage of revenue	12.2%	16.1%
General and administrative	$14,855	$13,182
Percentage of revenue	12.9%	12.1%
Intangibles amortization	$3,897	$3,661
Percentage of revenue	3.4%	3.3%
Restructuring	$205	$871
Percentage of revenue	0.2%	0.8%

Marketing and Selling
Marketing and selling expenses decreased for the three months ended March 31, 2021. The reduction was primarily driven by lower travel and tradeshow expenses due to the impact of COVID-19 restrictions partly offset by an increase in commissions expense related to higher revenue in the current quarter.
Research and Development
Research and development expenses decreased during the three months ended March 31, 2021 compared to the same period in 2020. The decrease is the result of activities in 2020 which did not recur in 2021 related to remediation and projects to comply with the European Union's adoption of the Medical Device Regulation which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements.
General and Administrative
General and administrative expense during the three months ended March 31, 2021 increased when compared to the same period in the prior year. This increase was due to higher stock compensation and incentive compensation, partly offset by a reduction in outside service expenses.
Intangibles Amortization

Intangibles amortization remained flat during the three months ended March 31, 2021 as compared to the same period in 2020.
Restructuring
Restructuring expenses decreased during the three months ended March 31, 2021 compared to the same period in 2020. The decrease in the three months ended March 31, 2021 was primarily driven by lower severance costs and costs incurred as the result of exiting the Peloton business in 2020, which did not recur in 2021.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2021 we reported $1.7 million of other expense compared to $1.5 million of other expense for the same period in 2020. The increase in expense was driven by an equity method investment adjustment.
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
We recorded an expense from income tax of $0.5 million and a benefit for income tax of $1.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The effective tax rate was 16.4% and 23.9% for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 compared with the three months ended March 31, 2020, is primarily attributable to changes in mix of income among jurisdictions with varying tax rates and discrete items. Other significant factors impacting the current period effective tax rate included Federal and California research and development credits and non-deductible executive compensation expenses.
We recorded no changes related to unrecognized tax benefits for the three months ended March 31, 2021. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2017 through 2020, U.S. states, 2016 through 2020, and significant foreign jurisdictions, generally 2016 through 2020.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$80,549	$82,082
Working capital	129,343	125,950

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$24,703	$17,362
Net cash used in investing activities	(731)	(3,575)
Net cash provided by (used in) financing activities	(21,275)	32,489
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.

As of March 31, 2021, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $50.2 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel Tech Corporation and Natus Manufacturing Limited, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement, reduce the aggregate value of the revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. During the first quarter of 2020 we drew an additional $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. As of March 31, 2021, we had $37.0 million outstanding under the Credit Facility.
During the three months ended March 31, 2021 cash provided by operating activities of $24.7 million was the result of $2.4 million of net income, non-cash adjustments to net income of $11.0 million which was primarily driven by an adjustment for depreciation and amortization of $7.3 million, and net cash inflows of $11.3 million from changes in operating assets and liabilities primarily driven by reductions in accounts receivable and inventory. Cash used in investing activities during the period was $0.7 million to acquire other property and equipment. Cash used in financing activities during the three months ended March 31, 2021 was $21.3 million and consisted of repayment on borrowing of $20.0 million, $1.2 million for taxes paid related to net share settlement of equity awards, and $0.1 million for principal payments of financing lease liability.
During the three months ended March 31, 2020 cash provided by operating activities of $17.4 million was the result of $3.6 million of net loss, non-cash adjustments to net loss of $10.8 million, and net cash inflows of $10.1 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was primarily driven by depreciation and amortization of $7.0 million. Cash used in investing activities during the period was $3.6 million to acquire other property and equipment. Cash provided by financing activities during the three months ended March 31, 2020 was $32.5 million and consisted of proceeds from borrowing of $60.0 million offset by repayment on borrowing of $15.0 million, $10.5 million for repurchases of common stock under our share repurchase program, $1.9 million for taxes paid related to net share settlement of equity awards, and $0.1 million for principal payments of financing lease liability.
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

Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of March 31, 2021 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$48,682	$46,418	$2,264	$—	$—
Bank debt	37,000	—	37,000	—	—
Interest payments	2,137	1,224	913	—
Repatriation tax	6,552	311	2,111	4,130	—
Total	$94,371	$47,953	$42,288	$4,130	$—

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
Our Credit Agreement with JP Morgan, Citibank, and Wells Fargo matures in 2023. We have recorded this obligation in the payments due in one to three years category in the table above based on the maturity date of the Agreement. As of March 31, 2021, we have classified the full outstanding debt balance of $37.0 million as short-term on our balance sheet due to our intent to repay this portion over the next twelve months.
The interest payments noted above are an estimate of expected interest payments but could vary materially based on the timing of future loan draws and payments. See Note 13 to the unaudited Condensed Consolidated Financial Statements for additional discussion on our debt and credit arrangements.
We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. As a result, the preceding table excludes any potential future payments related to our ASC 740 liability for uncertain tax positions. See Note 18 in our Annual Report filed on Form 10-K for the year ended December 31, 2020 for further discussion on income taxes and repatriation tax.
Recently Issued Accounting Pronouncements
None.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. Forward-looking statements can be identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “will,” “outlook” and other similar expressions. Forward-looking statements are based on management's current plans, estimates, assumptions and projections, and speak only as of the date they are made. These forward-looking statements within Item 2 include, without limitation, statements regarding the impact of COVID-19 pandemic on our business, the sufficiency of our current cash, cash equivalents and short-term investment balances, any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, outcomes of new product development, improved operations performance and profitability as the result of restructuring activities, and our intent to acquire additional technologies, products or businesses.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
    We are exposed to interest rate risk on our LIBOR-indexed floating-rate debt. We have entered into an interest rate swap agreement to effectively covert a portion of our floating-rate debt to a fixed-rate. The principal objective of the swap contract is to reduce the variability of future earnings and cash flows associated with our floating-rate debt. Please refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the ended December 31, 2020 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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

ITEM 1A.    Risk Factors
A description of the risks associated with our business, financial condition and results of operations is set forth in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes in our risks from such description.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    None.

ITEM 5.    Other Information

    None

ITEM 6.    Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 7, 2021	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2021	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)