Form 10-Q
period 2021-06-30
NATUS MEDICAL INC
filed 2021-08-06
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of July 30, 2021 was 34,130,686.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$62,494	$82,082
Accounts receivable, net of allowance for doubtful accounts of $6,130 in 2021 and $6,213 in 2020	92,793	93,133
Inventories	68,350	75,650
Prepaid expenses and other current assets	22,062	20,837
Total current assets	245,699	271,702
Property and equipment, net	23,552	24,516
Operating lease right-of-use assets	10,946	11,669
Intangible assets, net	80,054	92,741
Goodwill	150,482	151,299
Deferred income tax	26,349	27,563
Other assets	19,136	20,904
Total assets	$556,218	$600,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,892	$23,429
Current portion of long-term debt	—	50,000
Accrued liabilities	45,253	44,236
Deferred revenue	24,465	21,308
Current portion of operating lease liabilities	5,853	6,779
Total current liabilities	102,463	145,752
Other liabilities	17,829	18,451
Operating lease liabilities	8,061	8,959
Long-term debt, net of current portion	—	5,840
Deferred income tax	10,038	10,298
Total liabilities	138,391	189,300
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 34,132,106 in 2021 and 33,911,703 in 2020	347,818	342,828
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2021 and 2020	—	—
Retained earnings	77,169	71,309
Accumulated other comprehensive loss	(7,160)	(3,043)
Total stockholders’ equity	417,827	411,094
Total liabilities and stockholders’ equity	$556,218	$600,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$115,978	$84,780	$230,904	$194,163
Cost of revenue	47,843	42,573	94,531	87,506
Intangibles amortization	1,734	1,654	3,485	3,322
Gross profit	66,401	40,553	132,888	103,335
Operating expenses:
Marketing and selling	29,488	22,802	58,459	53,532
Research and development	14,249	14,336	28,289	31,905
General and administrative	12,610	11,187	27,462	24,368
Intangibles amortization	3,919	3,644	7,816	7,305
Restructuring	121	621	327	1,492
Total operating expenses	60,387	52,590	122,353	118,602
Income (loss) from operations	6,014	(12,037)	10,535	(15,267)
Other expense, net	(651)	(757)	(2,307)	(2,251)
Income (loss) before provision for (benefit from) income tax	5,363	(12,794)	8,228	(17,518)
Provision for (benefit from) income taxes	1,899	(3,891)	2,368	(5,018)
Net income (loss)	$3,464	$(8,903)	$5,860	$(12,500)
Net income (loss) per share:
Basic	$0.10	$(0.26)	$0.17	$(0.37)
Diluted	$0.10	$(0.26)	$0.17	$(0.37)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,637	33,827	33,628	33,624
Diluted	33,871	33,827	33,845	33,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,464	$(8,903)	$5,860	$(12,500)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,167	3,116	(4,327)	(902)
Interest rate swap designated as a cash flow hedge	142	65	210	(110)
Other comprehensive income (loss), net of tax	2,309	3,181	(4,117)	(1,012)
Comprehensive income (loss)	5,773	(5,722)	1,743	(13,512)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	33,911,703	$342,828	$71,309	$(3,043)	$411,094
Vesting of restricted stock units	19,650	—	—	—	—
Net issuance of restricted stock awards	222,899	—	—	—	—
Stock-based compensation expense	—	3,018	—	—	3,018
Taxes paid related to net share settlement of equity awards	(57,357)	(1,150)	—	—	(1,150)
Other comprehensive loss	—	—	—	(6,426)	(6,426)
Net income	—	—	2,396	—	2,396
Balances, March 31, 2021	34,096,895	$344,696	$73,705	$(9,469)	$408,932
Net issuance of restricted stock awards	10,573	—	—	—	—
Employee stock purchase plan	28,158	612	—	—	612
Stock-based compensation expense	—	2,604	—	—	2,604
Taxes paid related to net share settlement of equity awards	(3,520)	(94)	—	—	(94)
Other comprehensive income	—	—	—	2,309	2,309
Net loss	—	—	3,464	—	3,464
Balances, June 30, 2021	34,132,106	$347,818	$77,169	$(7,160)	$417,827

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	162,212	—	—	—	—
Stock-based compensation expense	—	2,198	—	—	2,198
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(57,695)	(1,883)	—	—	(1,883)
Other comprehensive loss	—	—	—	(4,193)	(4,193)
Net loss	—	—	(3,597)	—	(3,597)
Balances, March 31, 2020	33,802,133	$334,296	$84,325	$(20,468)	$398,153
Net issuance of restricted stock awards	40,483	—	—	—	—
Employee stock purchase plan	30,955	658	—	—	658
Stock-based compensation expense	—	2,427	—	—	2,427
Taxes paid related to net share settlement of equity awards	(1,848)	(43)	—	—	(43)
Other comprehensive income	—	—	—	3,181	3,181
Net income	—	—	(8,903)	—	(8,903)
Balances, June 30, 2020	33,871,723	$337,338	$75,422	$(17,287)	$395,473
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$5,860	$(12,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	287	948
Depreciation and amortization	14,450	13,677
Loss on disposal of property and equipment	9	22
Warranty reserve	1,014	1,280
Share-based compensation	5,622	4,664
Loss on commencement of sales-type leases	3	1,095
Loss on equity method investment	265	—
Changes in operating assets and liabilities:
Accounts receivable	2,203	27,248
Inventories	7,034	(11,194)
Prepaid expenses and other assets	(796)	(4,066)
Accounts payable	3,614	4,324
Accrued liabilities	(19)	(16,343)
Deferred revenue	3,444	302
Deferred income tax	1,106	155
Net cash provided by operating activities	44,096	9,612
Investing activities:
Purchase of property and equipment	(1,967)	(6,927)
Purchase of equity method investments	(1,000)	—
Net cash used in investing activities	(2,967)	(6,927)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	612	658
Repurchase of common stock	—	(10,495)
Taxes paid related to net share settlement of equity awards	(1,244)	(1,926)
Principal payments of financing lease liability	(216)	(242)
Proceeds from borrowings	—	60,000
Payments on borrowings	(57,000)	(28,000)
Net cash provided by (used in) financing activities	(57,848)	19,995
Exchange rate changes effect on cash and cash equivalents	(2,869)	(1,099)
Net increase (decrease) in cash and cash equivalents	(19,588)	21,581
Cash and cash equivalents, beginning of period	82,082	63,297
Cash and cash equivalents, end of period	$62,494	$84,878
Supplemental disclosure of cash flow information:
Cash paid for interest	$860	$1,561
Cash paid for income taxes	$1,671	$4,667
Non-cash investing activities:
Property and equipment included in accounts payable	$35	$(13)
Inventory transferred to property and equipment	$588	$525
Transfer of leased assets to sales-type leases	$13	$2,365
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
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of COVID-19 on Our Financial Statements
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. Since that time, we established what we believe are the necessary protocols to operate safely in our manufacturing facilities, virtually engage with customers and suppliers and work remotely when possible. Our businesses continue to recover as sales in our Neuro and Newborn Care business have returned to pre-pandemic levels. Sales for our Hearing & Balance business, which are more concentrated in Europe have partially recovered, but remain below pre-pandemic levels.
Various government programs have been established to provide financial relief for businesses affected by COVID-19 including the Canada Emergency Wage Subsidy ("CEWS") and Canada Emergency Rent Subsidy ("CERS") under the COVID-19 Economic Response Plan in Canada. We received $2.9 million for payroll subsidies under CEWS during the three months ended March 31, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the six months ended June 30, 2021 we recognized reductions of $0.4 million in cost of sales, $1.3 million in marketing and selling expense, and $1.2 million in research and development expense in the condensed consolidated statements of operations for these subsidies. No payroll subsidies were received or recognized under CEWS in prior periods. As of June 30, 2021 we have collected all amounts recorded and continue to seek additional relief as applicable.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed include, but were not limited to, our allowance for doubtful accounts, inventory and warranty reserves, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the three and six months ended June 30, 2021, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the six months ended June 30, 2021 (in thousands):

Unbilled AR, December 31, 2020	$1,925
Additions	62
Transferred to trade receivable	(61)
Unbilled AR, June 30, 2021	$1,926

Deferred revenue, December 31, 2020	$25,723
Additions	17,144
Revenue recognized	(13,723)
Deferred revenue, June 30, 2021	$29,144

    At June 30, 2021, the short-term portion of deferred revenue of $24.4 million and the long-term portion of $4.7 million are included in deferred revenue and other long-term liabilities, respectively, in the consolidated balance sheet. As of June 30, 2021, we expect to recognize revenue associated with deferred revenue of approximately $15.9 million in 2021, $10.1 million in 2022, $1.7 million in 2023, $1.0 million in 2024, and $0.4 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,464	$(8,903)	$5,860	$(12,500)
Weighted average common shares	33,637	33,827	33,628	33,624
Dilutive effect of stock based awards	234	—	217	—
Diluted shares	33,871	33,827	33,845	33,624
Basic earnings (loss) per share	$0.10	$(0.26)	$0.17	$(0.37)
Diluted earnings (loss) per share	$0.10	$(0.26)	$0.17	$(0.37)
Shares excluded from calculation of diluted EPS	—	28	—	70

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$6,085	$7,292	$6,213	$7,384
Additions charged to expense	186	426	287	948
Write-offs charged against allowance	(141)	(179)	(370)	(793)
Balance, end of period	$6,130	$7,539	$6,130	$7,539

5 - Inventories
Inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and subassemblies	$19,341	$22,583
Work in process	1,841	2,294
Finished goods	60,362	65,695
Total inventories	81,544	90,572
Less: Non-current inventories	(13,194)	(14,922)
Inventories, current	$68,350	$75,650
As of June 30, 2021 and December 31, 2020, we have classified $13.2 million and $14.9 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$110,953	$(12,464)	$(67,156)	$31,333	$112,138	$(12,480)	$(64,203)	$35,455
Customer related	93,174	(50)	(55,258)	37,866	94,526	(50)	(51,247)	43,229
Trade names	46,682	(3,619)	(34,646)	8,417	47,058	(3,677)	(31,890)	11,491
Internally developed software	13,281	—	(12,937)	344	13,281	—	(12,845)	436
Patents	2,767	(133)	(2,634)	—	2,810	(133)	(2,677)	—
Service agreements	1,190	—	(1,139)	51	1,190	—	(1,119)	71
Definite-lived intangible assets	$268,047	$(16,266)	$(173,770)	$78,011	$271,003	$(16,340)	$(163,981)	$90,682
Intangible assets with indefinite lives:
Intellectual Property	$2,043	$—	$—	$2,043	$2,059	$—	$—	$2,059
Total intangible assets	$270,090	$(16,266)	$(173,770)	$80,054	$273,062	$(16,340)	$(163,981)	$92,741

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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Technology	$1,778	$1,698	$3,573	$3,410
Customer related	2,376	2,123	4,736	4,264
Trade names	1,489	1,467	2,972	2,933
Internally developed software	42	69	92	137
Service agreements	$10	$10	20	20
Total amortization	$5,695	$5,367	$11,393	$10,764

The amortization expense amounts shown above include internally developed software not held for sale of $24 thousand and $48 thousand for the three and six months ended June 30, 2021, respectively, which is recorded within our income statement as a general and administrative operating expense. The amortization expense amounts shown above include internally developed software held for sale of $18 thousand and $44 thousand for the three and six months ended June 30, 2021, respectively, which is recorded within our income statement as cost of goods sold.

Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Six months ending December 31, 2021	$10,741
2022	18,089
2023	15,317
2024	13,361
2025	12,744
2026	2,428
Thereafter	5,331
Total expected amortization expense	$78,011

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2020	$151,299
Foreign currency translation	(817)
June 30, 2021	$150,482

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$1,788	$1,792
Buildings	7,235	7,365
Leasehold improvements	7,443	8,050
Finance lease right-of-use assets	2,526	2,555
Equipment and furniture	20,756	22,148
Computer software and hardware	10,941	10,246
Demonstration and loaned equipment	3,649	3,086
	54,338	55,242
Accumulated depreciation	(30,786)	(30,726)
Total	$23,552	$24,516
Depreciation expense of property and equipment was approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2021 and approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2020.

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

As of June 30, 2021, we have accrued $4.8 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$4,796	$5,837	$5,195	$6,404
Additions charged to expense	673	575	1,014	1,280
Utilizations	(667)	(729)	(1,407)	(2,001)
Balance, end of period	$4,802	$5,683	$4,802	$5,683

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of June 30, 2021, we have one active share-based compensation plan, the 2021 Equity Incentive Plan.
The terms of all awards granted during the six months ended June 30, 2021 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$101	$75	$201	$149
Marketing and selling	526	480	1,166	949
Research and development	358	269	713	523
General and administrative	1,619	1,604	3,542	3,004
Total	$2,604	$2,428	$5,622	$4,625

As of June 30, 2021, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $17.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

11 - Other Income (Expense), net
Other income (expense), net consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$2	$8	$4	$32
Interest expense	(556)	(976)	(1,322)	(1,693)
Foreign currency loss	11	217	(720)	(584)
Other expense	(108)	(6)	(269)	(6)
Total other (expense), net	$(651)	$(757)	$(2,307)	$(2,251)

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
We recorded income tax expense of $1.9 million and $2.4 million for the three and six months ended June 30, 2021, respectively. The effective tax rate was 35.4% and 28.8% for the three and six months ended June 30, 2021, respectively. We recorded a benefit from income tax of $3.9 million and $5.0 million for the three and six months ended June 30, 2020, respectively. The effective tax rate was 30.4% and 28.6% for the three and six months ended June 30, 2020, respectively. The increase in the effective tax rate for the three months ended June 30, 2021 compared with the three months ended June 30, 2020, is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates and recording of additional reserves for uncertain tax positions related to a proposed audit assessment received in Denmark. Other significant factors impacting the current period effective tax rate included Federal and California research and development credits, non-deductible executive compensation expenses, and other discrete events.
We recorded one change related to unrecognized tax benefits for the three months ended June 30, 2021 related to a proposed audit assessment received in Denmark. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2017 through 2020, U.S. states, 2016 through 2020, and significant foreign jurisdictions, generally 2016 through 2020.

13 - Debt and Credit Arrangements
    We have a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity date of the original agreement, reduce the aggregate value of the revolving facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. We have no other significant credit facilities. As of June 30, 2021, no amounts were outstanding under the Credit Agreement.
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
As of June 30, 2021, we have discontinued our interest rate swap derivative. Since there are no amounts outstanding under our Credit Agreement and the termination date of the hedge is less than one quarter away with no current plans to draw, we have concluded that the cash flow hedge is not probable of occurring and discontinued the hedge relationship. Upon the discontinuation of the hedge relationship, we have reclassified the unrealized gains or losses recorded in accumulated other comprehensive income (“AOCI”) to earnings.

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
The following tables present revenue by end market and geographic region and long-lived asset information by geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Revenue:
United States	$70,737	$51,175	$138,508	$119,513
International	45,241	33,605	92,396	74,650
Total	$115,978	$84,780	$230,904	$194,163

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by End Market:
Neuro Products
Devices and Systems	$53,945	$33,175	$107,472	$82,603
Supplies	16,509	10,373	32,224	26,296
Total Neuro Revenue	70,454	43,548	139,696	108,899
Newborn Care Products
Devices and Systems	14,117	13,899	27,715	25,023
Supplies	8,184	8,933	16,586	18,624
Services	4,046	4,085	7,810	7,502
Total Newborn Care Revenue	26,347	26,917	52,111	51,149
Hearing & Balance Products
Devices and Systems	17,782	13,599	36,540	32,159
Supplies	1,395	716	2,557	1,956
Total Hearing & Balance Revenue	19,177	14,315	39,097	34,115
Total Revenue	$115,978	$84,780	$230,904	$194,163

	June 30, 2021	December 31, 2020
Property and equipment, net:
United States	$10,278	$10,998
Ireland	6,674	6,716
Canada	3,776	3,775
Denmark	1,622	1,787
Other countries	1,202	1,240
Total	$23,552	$24,516

During the three and six months ended June 30, 2021 and 2020, no single customer and no country outside the United States contributed more than 10% of our consolidated revenue.

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
The following financial instruments are not measured at fair value on our consolidated balance sheet as of June 30, 2021 and December 31, 2020 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and six months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Devices and Systems	75%	71%	75%	72%
Supplies	22%	24%	22%	24%
Services	3%	5%	3%	4%
Total	100%	100%	100%	100%
2021 Second Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
We experienced an increase in demand in the United States, Asia Pacific and Europe, during the second quarter compared to the same period in the prior year as recovery from the COVID-19 pandemic continues. Our consolidated revenue for the second quarter ended June 30, 2021 was $116.0 million compared to $84.8 million in the second quarter of the previous year, an increase of $31.2 million.
Our net income was $3.5 million or $0.10 per diluted share in the three months ended June 30, 2021, compared with net loss of $8.9 million or $0.26 per share in the same period in 2020. The increase in net income was the result of higher revenue due to the recovery from impact of COVID-19, in particular for Neuro products, partly offset by higher expenses due to increase in commissions and travel compared to the same period last year as sales activity increased and impact of required paid time-off in 2020 not repeating in 2021.

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
Impact to our supply chain
Many of our materials are single source and require lengthy qualification periods. Disruptions in our supply chain could negatively impact our ability to produce and supply our finished products. To date, we have experienced some extended lead times and delays in receiving supplies and finished goods. However, we have not yet experienced supply disruptions that are material enough to change our revenue expectations. We are working closely with our suppliers to manage orders and proactively minimize delays in the materials we require to meet our demand.
Liquidity
In the first quarter of 2020 we drew $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty of which $43.0 million was repaid by December 31, 2020. During the third quarter of 2020 we amended our Credit Agreement which extended the maturity date of the original agreement from September 23, 2021 to September 25, 2023, reduced the aggregate revolving credit facility from $225.0 million to $150.0 million, and amended certain covenants. During 2021, we repaid the full outstanding debt balance of $57.0 million under our Credit Agreement and continued to maintain a strong cash position ending the period with $62.5 million in cash.
As a result of the COVID-19 pandemic, some hospitals and clinics delayed payments for products and services and we have worked with our customers to arrange mutually acceptable payment terms during this uncertain time. We have seen revenues and margins improve since the onset of the pandemic. We continue to see our customers adapting to the COVID environment, which we believe will result in increased capital spending and continue to improve our business in 2021. As of the date of this filing, uncertainty continues to exist concerning the impact and duration of the COVID-19 pandemic, including the emergence of variant strains of the virus, such as the Delta variant.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future should negative economic conditions persist for an extended period of time, we are evaluating additional measures we could take to further enhance our liquidity position.
Government Grants
Various government programs have been announced to provide financial relief for businesses affected by COVID-19 including the CEWS under the COVID-19 Economic Response Plan in Canada. We received $2.9 million for payroll subsidies under CEWS during the three months ended March 31, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the three months ended March 31, 2021 we recognized reductions of $0.4 million of cost of sales, $1.3 million of marketing and selling expense, and $1.2 million of research and development expense in the condensed consolidated statements of operations for these subsidies. No payroll subsidies were received or recognized under CEWS in prior periods. As of June 30, 2021 we have collected all amounts recorded and continue to seek additional relief as applicable.

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
Travel restrictions have forced most customer and external partner collaboration to online technology. Using this technology has enabled us to continue operations without incident. However, in-person customer engagement as well as physical presence in laboratory settings is returning and becoming more frequent over the course of 2021.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	41.3%	50.2%	40.9%	45.1%
Intangibles amortization	1.5%	2.0%	1.5%	1.7%
Gross profit	57.3%	47.8%	57.6%	53.2%
Operating expenses:
Marketing and selling	25.4%	26.9%	25.3%	27.6%
Research and development	12.3%	16.9%	12.3%	16.4%
General and administrative	10.9%	13.2%	11.9%	12.6%
Intangibles amortization	3.4%	4.3%	3.4%	3.8%
Restructuring	0.1%	0.7%	0.1%	0.8%
Total operating expenses	52.1%	62.0%	53.0%	61.2%
Income (loss) from operations	5.2%	(14.2)%	4.6%	(8.0)%
Other expense, net	(0.6)%	(0.9)%	(1.0)%	(1.2)%
Income (loss) before provision for income tax	4.6%	(15.1)%	3.6%	(9.2)%
Provision for (benefit from) income taxes	1.6%	(4.6)%	1.0%	(2.6)%
Net income (loss)	3.0%	(10.5)%	2.6%	(6.6)%
Revenues
The following table shows revenue by products during the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Neuro Products
Devices and Systems	$53,945	$33,175	63%	$107,472	$82,603	30%
Supplies	16,509	10,373	59%	32,224	26,296	23%
Total Neuro Revenue	70,454	43,548	62%	139,696	108,899	28%
Newborn Care Products
Devices and Systems	14,117	13,899	2%	27,715	25,023	11%
Supplies	8,184	8,933	(8)%	16,586	18,624	(11)%
Services	4,046	4,085	(1)%	7,810	7,502	4%
Total Newborn Care Revenue	26,347	26,917	(2)%	52,111	51,149	2%
Hearing & Balance Products
Devices and Systems	17,782	13,599	31%	36,540	32,159	14%
Supplies	1,395	716	95%	2,557	1,956	31%
Total Hearing & Balance Revenue	19,177	14,315	34%	39,097	34,115	15%
Total Revenue	$115,978	$84,780	37%	$230,904	$194,163	19%
For the three months ended June 30, 2021, Neuro revenue increased by 62% compared to the same period last year driven by higher sales of devices and supplies as the business recovered from the impact of COVID-19 in 2020.
For the three months ended June 30, 2021, Newborn Care revenue decreased by 2% compared to the same period last year due mainly to a decrease in NICVIEW device sales as the same period last year included release of backlog resulting from prior ship hold, partly offset by increased in Eye Imaging devices, Hearing Screening devices and revenue from our agreement with Pediatrix.

For the three months ended June 30, 2021, Hearing & Balance revenue increased 34% compared to the same period last year due to device and supply sales as the business recovered from the impact of the COVID-19 pandemic in 2020.
For the six months ended June 30, 2021, Neuro revenue increased 28% compared to the same period last year due to recovery from the impact of the COVID-19 pandemic in 2020 in both our domestic and international markets.
For the six months ended June 30, 2021, Newborn Care revenue increased by 2% compared to the same period last year. The increase was due mainly to higher services revenue from our agreement with Pediatrix, higher Hearing Screening device sales, and higher Eye Imaging device sales, partly offset by decreases in Hearing Screening supplies and Phototherapy devices due to lower births and lower services revenue from Neometrics.
For the six months ended June 30, 2021, Hearing & Balance revenue increased by 15% compared to the same period last year as the business recovered from the impact of the COVID-19 pandemic in 2020.
Revenue from domestic sales increased to $70.7 million for the three months ended June 30, 2021 compared to $51.2 million in the three months ended June 30, 2020. The increase was driven by recovery in demand, mainly for our Neuro products, following the impact of the COVID-19 pandemic in the same period last year.
Revenue from international sales increased to $45.2 million for the three months ended June 30, 2021 compared to $33.6 million for the three months ended June 30, 2020. The increase was driven by recovery in demand, mainly for our Neuro and Hearing & Balances products, following the impact of the COVID-19 pandemic in the same period last year.
Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$115,978	$84,780	$230,904	$194,163
Cost of revenue	47,843	42,573	94,531	87,506
Intangibles amortization	1,734	1,654	3,485	3,322
Gross profit	66,401	40,553	132,888	103,335
Gross profit percentage	57.3%	47.8%	57.6%	53.2%
For the three and six months ended June 30, 2021, gross profit as a percentage of revenue increased 9.5% and 4.4% compared to the same period in the prior year, respectively. The increase was due to higher revenue resulting from recovery from the impact of the COVID-19 pandemic.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing and selling	$29,488	$22,802	$58,459	$53,532
Percentage of revenue	25.4%	26.9%	25.3%	27.6%
Research and development	$14,249	$14,336	$28,289	$31,905
Percentage of revenue	12.3%	16.9%	12.3%	16.4%
General and administrative	$12,610	$11,187	$27,462	$24,368
Percentage of revenue	10.9%	13.2%	11.9%	12.6%
Intangibles amortization	$3,919	$3,644	$7,816	$7,305
Percentage of revenue	3.4%	4.3%	3.4%	3.8%
Restructuring	$121	$621	$327	$1,492
Percentage of revenue	0.1%	0.7%	0.1%	0.8%

Marketing and Selling
Marketing and selling expenses increased for the three and six months ended June 30, 2021. The increase was primarily driven by higher commissions and travel expenses resulting from increased commercial activity compared to the same periods last year. In addition, the benefit of required paid time-off during the three and six months ended June 30, 2020 was not repeated in the current year.
Research and Development
Research and development expenses decreased slightly during the three and six months ended June 30, 2021 compared to the same period in 2020. The decrease is the result of lower project spend due to timing partly offset by the benefit of required paid-time off during the three and six months ended June 30, 2020 was not repeated in the current year.
General and Administrative
General and administrative expense during the three and six months ended June 30, 2021 increased when compared to the same period in the prior year. This increase was due to higher stock compensation and incentive compensation.
Intangibles Amortization
Intangibles amortization remained flat during the three and six months ended June 30, 2021 as compared to the same period in 2020.
Restructuring
Restructuring expenses decreased during the three and six months ended June 30, 2021 compared to the same period in 2020. The decrease in the three and six months ended June 30, 2021 was primarily driven by lower severance costs and costs incurred as the result of exiting the Peloton business in 2020, which did not recur in 2021.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended June 30, 2021 we reported $0.7 million of other expense compared to $0.8 million of other expense for the same period in 2020. The decrease in expense was driven by less interest expense offset by an equity method investment adjustment.
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
We recorded income tax expense of $1.9 million and $2.4 million for the three and six months ended June 30, 2021, respectively. The effective tax rate was 35.4% and 28.8% for the three and six months ended June 30, 2021, respectively. We recorded a benefit from income tax of $3.9 million and $5.0 million for the three and six months ended June 30, 2020, respectively. The effective tax rate was 30.4% and 28.6% for the three and six months ended June 30, 2020, respectively. The increase in the effective tax rate for the three months ended June 30, 2021 compared with the three months ended June 30, 2020, is primarily attributable to changes in distribution of income among jurisdictions with varying tax rates and recording of additional reserves for uncertain tax positions related to a proposed audit assessment received in Denmark. Other significant factors impacting the current period effective tax rate included Federal and California research and development credits, non-deductible executive compensation expenses, and other discrete events.
We recorded one change related to unrecognized tax benefits for the three months ended June 30, 2021 related to a proposed audit assessment received in Denmark. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2017 through 2020, U.S. states, 2016 through 2020, and significant foreign jurisdictions, generally 2016 through 2020.
Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$62,494	$82,082
Working capital	143,236	125,950

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$44,096	$9,612
Net cash used in investing activities	(2,967)	(6,927)
Net cash provided by (used in) financing activities	(57,848)	19,995
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of June 30, 2021, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $40.7 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel Tech Corporation and Natus Manufacturing Limited, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement, reduce the aggregate value of the revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. As of June 30, 2021, no amounts were outstanding under the Credit Agreement.
During the six months ended June 30, 2021 cash provided by operating activities of $44.1 million was the result of $5.9 million of net income, non-cash adjustments to net income of $21.7 million which was primarily driven by an adjustment for depreciation and amortization of $14.5 million, and net cash inflows of $16.6 million from changes in operating assets and liabilities primarily driven by reductions in accounts receivable and inventory. Cash used in investing activities during the period was $3.0 million consisting of $2.0 million to acquire other property and equipment and of $1.0 million for purchase of equity method investments. Cash used in financing activities during the six months ended June 30, 2021 was $57.8 million and consisted of repayment on borrowing of $57.0 million, $1.2 million for taxes paid related to net share settlement of equity awards, $0.2 million for principal payments of financing lease liability offset by Employee Stock Purchase Program (“ESPP”) purchases of $0.6 million.
During the six months ended June 30, 2020 cash provided by operating activities of $9.6 million was the result of $12.5 million of net loss, non-cash adjustments to net loss of $21.7 million, and net cash inflows of $0.4 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was primarily driven by depreciation and amortization of $13.7 million. Cash used in investing activities during the period was $6.9 million to acquire other property and equipment. Cash provided by financing activities during the six months ended June 30, 2020 was $20.0 million and consisted of proceeds from borrowing of $60.0 million and Employee Stock Purchase Program (“ESPP”) purchases of $0.7 million offset by repayment on borrowing of $28.0 million, $10.5 million for repurchases of common stock under our share repurchase program, $1.9 million for taxes paid related to net share settlement of equity awards, and $0.2 million for principal payments of financing lease liability.
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

Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of June 30, 2021 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$56,709	$52,188	$4,521	$—	$—
Interest payments	2,108	978	1,130	—
Repatriation tax	5,677	170	3,212	2,295	—
Total	$64,494	$53,336	$8,863	$2,295	$—

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the second quarter of 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    None.

ITEM 5.    Other Information

    None

ITEM 6.    Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	August 6, 2021	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2021	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)