Form 10-Q
period 2021-09-30
NATUS MEDICAL INC
filed 2021-11-05
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of October 29, 2021 was 34,152,317.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$68,779	$82,082
Accounts receivable, net of allowance for doubtful accounts of $5,980 in 2021 and $6,213 in 2020	97,370	93,133
Inventories	71,545	75,650
Prepaid expenses and other current assets	23,977	20,837
Total current assets	261,671	271,702
Property and equipment, net	22,837	24,516
Operating lease right-of-use assets	9,946	11,669
Intangible assets, net	73,602	92,741
Goodwill	149,293	151,299
Deferred income tax	26,296	27,563
Other assets	17,606	20,904
Total assets	$561,251	$600,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,322	$23,429
Current portion of long-term debt	—	50,000
Accrued liabilities	44,575	44,236
Deferred revenue	25,737	21,308
Current portion of operating lease liabilities	5,167	6,779
Total current liabilities	103,801	145,752
Other liabilities	17,732	18,451
Operating lease liabilities	7,370	8,959
Long-term debt, net of current portion	—	5,840
Deferred income tax	9,826	10,298
Total liabilities	138,729	189,300
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 34,152,623 in 2021 and 33,911,703 in 2020	350,457	342,828
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2021 and 2020	—	—
Retained earnings	82,742	71,309
Accumulated other comprehensive loss	(10,677)	(3,043)
Total stockholders’ equity	422,522	411,094
Total liabilities and stockholders’ equity	$561,251	$600,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$113,877	$102,803	$344,782	$296,966
Cost of revenue	44,487	47,160	139,019	134,665
Intangibles amortization	1,642	8,117	5,126	11,440
Gross profit	67,748	47,526	200,637	150,861
Operating expenses:
Marketing and selling	28,260	26,035	86,719	79,567
Research and development	14,267	14,670	42,556	46,574
General and administrative	12,853	12,384	40,316	36,754
Intangibles amortization	3,681	4,025	11,497	11,330
Restructuring	142	350	469	1,842
Total operating expenses	59,203	57,464	181,557	176,067
Income (loss) from operations	8,545	(9,938)	19,080	(25,206)
Other expense, net	(1,048)	(947)	(3,355)	(3,198)
Income (loss) before provision for (benefit from) income tax	7,497	(10,885)	15,725	(28,404)
Provision for (benefit from) income taxes	1,924	(1,569)	4,292	(6,588)
Net income (loss)	$5,573	$(9,316)	$11,433	$(21,816)
Net income (loss) per share:
Basic	$0.17	$(0.28)	$0.34	$(0.65)
Diluted	$0.16	$(0.28)	$0.34	$(0.65)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,638	33,828	33,649	33,577
Diluted	33,865	33,828	33,877	33,577
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,573	$(9,316)	$11,433	$(21,816)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3,517)	6,915	(7,844)	6,013
Interest rate swap designated as a cash flow hedge	—	68	119	(42)
Reclassification of losses on interest rate swap designated as a cash flow hedge	—	—	91	—
Other comprehensive income (loss), net of tax	(3,517)	6,983	(7,634)	5,971
Comprehensive income (loss)	$2,056	$(2,333)	$3,799	$(15,845)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	33,911,703	$342,828	$71,309	$(3,043)	$411,094
Vesting of restricted stock units	19,650	—	—	—	—
Net issuance of restricted stock awards	222,899	—	—	—	—
Stock-based compensation expense	—	3,018	—	—	3,018
Taxes paid related to net share settlement of equity awards	(57,357)	(1,150)	—	—	(1,150)
Other comprehensive loss	—	—	—	(6,426)	(6,426)
Net income	—	—	2,396	—	2,396
Balances, March 31, 2021	34,096,895	$344,696	$73,705	$(9,469)	$408,932
Net issuance of restricted stock awards	10,573	—	—	—	—
Employee stock purchase plan	28,158	612	—	—	612
Stock-based compensation expense	—	2,604	—	—	2,604
Taxes paid related to net share settlement of equity awards	(3,520)	(94)	—	—	(94)
Other comprehensive income	—	—	—	2,309	2,309
Net income	—	—	3,464	—	3,464
Balances, June 30, 2021	34,132,106	$347,818	$77,169	$(7,160)	$417,827
Net issuance of restricted stock awards	20,934	—	—	—	—
Stock-based compensation expense	—	2,649	—	—	2,649
Taxes paid related to net share settlement of equity awards	(417)	(10)	—	—	(10)
Other comprehensive loss	—	—	—	(3,517)	(3,517)
Net income	—	—	5,573	—	5,573
Balances, September 30, 2021	34,152,623	$350,457	$82,742	$(10,677)	$422,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	162,212	—	—	—	—
Stock-based compensation expense	—	2,198	—	—	2,198
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(57,695)	(1,883)	—	—	(1,883)
Other comprehensive loss	—	—	—	(4,193)	(4,193)
Net loss	—	—	(3,597)	—	(3,597)
Balances, March 31, 2020	33,802,133	$334,296	$84,325	$(20,468)	$398,153
Net issuance of restricted stock awards	40,483	—	—	—	—
Employee stock purchase plan	30,955	658	—	—	658
Stock-based compensation expense	—	2,427	—	—	2,427
Taxes paid related to net share settlement of equity awards	(1,848)	(43)	—	—	(43)
Other comprehensive income	—	—	—	3,181	3,181
Net loss	—	—	(8,903)	—	(8,903)
Balances, June 30, 2020	33,871,723	$337,338	$75,422	$(17,287)	$395,473
Net issuance of restricted stock awards	(856)	—	—	—	—
Stock-based compensation expense	—	2,337	—	—	2,337
Taxes paid related to net share settlement of equity awards	(480)	(10)	—	—	(10)
Other comprehensive income	—	—	—	6,983	6,983
Net loss	—	—	(9,316)	—	(9,316)
Balances, September 30, 2020	33,870,387	$339,665	$66,106	$(10,304)	$395,467
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$11,433	$(21,816)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	273	1,158
Impairment of intangible assets	—	6,678
Depreciation and amortization	21,337	20,989
(Gain) loss on disposal of property and equipment	(1,516)	149
Warranty reserve	1,523	1,129
Share-based compensation	8,271	7,059
Loss on commencement of sales-type leases	3	1,861
Loss on equity method investment	443	—
Changes in operating assets and liabilities:
Accounts receivable	(428)	30,367
Inventories	3,655	(6,417)
Prepaid expenses and other assets	(3,878)	(11,078)
Accounts payable	5,229	(19)
Accrued liabilities	(822)	(13,844)
Deferred revenue	4,629	(941)
Deferred income tax	1,060	1,826
Net cash provided by operating activities	51,212	17,101
Investing activities:
Purchase of property and equipment	(2,949)	(7,617)
Purchase of equity method investments	(1,000)	—
Proceeds from sale of property and equipment	2,674	—
Net cash used in investing activities	(1,275)	(7,617)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	612	658
Repurchase of common stock	—	(10,495)
Taxes paid related to net share settlement of equity awards	(1,254)	(1,936)
Principal payments of financing lease liability	(326)	(415)
Proceeds from borrowings	—	60,000
Deferred debt issuance costs	—	(1,175)
Payments on borrowings	(57,000)	(48,000)
Net cash used in financing activities	(57,968)	(1,363)
Exchange rate changes effect on cash and cash equivalents	(5,272)	3,118
Net increase (decrease) in cash and cash equivalents	(13,303)	11,239
Cash and cash equivalents, beginning of period	82,082	63,297
Cash and cash equivalents, end of period	$68,779	$74,536
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,065	$2,605
Cash paid for income taxes	$3,172	$6,489
Non-cash investing activities:
Property and equipment included in accounts payable	$41	$(59)
Inventory transferred to property and equipment	$805	$899
Transfer of leased assets to sales-type leases	$13	$4,063
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
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Impact of COVID-19 on Our Financial Statements
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended extensive containment and mitigation measures worldwide. Since that time, we established what we believe are the necessary protocols to operate safely in our manufacturing facilities, virtually engage with customers and suppliers and work remotely when possible. Our businesses continue to recover as sales in our Neuro and Newborn Care business have returned to pre-pandemic levels. Sales for our Hearing & Balance business, which are more concentrated in Europe, have partially recovered but remain below pre-pandemic levels.
Various government programs have been established to provide financial relief for businesses affected by COVID-19 including the Canada Emergency Wage Subsidy ("CEWS") and Canada Emergency Rent Subsidy ("CERS") under the COVID-19 Economic Response Plan in Canada. We received $3.9 million for payroll subsidies under CEWS and CERS during the nine months ended September 30, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the nine months ended September 30, 2021 we recognized reductions of $0.5 million in cost of sales, $1.6 million in marketing and selling expense, $1.6 million in research and development expense, and $0.2 million in general and administrative expense in the condensed consolidated statements of operations for these subsidies. As of September 30, 2021 we have collected all amounts recorded and continue to seek additional relief as applicable.
We have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of COVID-19 using information that is reasonably available to us at this time. The accounting estimates and other matters we assessed include, but were not limited to, our allowance for doubtful accounts, inventory and warranty reserves, stock-based compensation, goodwill and other long-lived assets, financial assets, valuation allowances for tax assets and revenue recognition. While based on our current assessment of these estimates there was not a material impact to our consolidated financial statements as of and for the three and nine months ended September 30, 2021, as additional information becomes available to us, our future assessment of these estimates, including our expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact our consolidated financial statements in future reporting periods.

Recently Adopted Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments. This update addresses stakeholders' concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease in accordance with 842-10-25-2 through 25-3 and the lessors would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021. We have early adopted the ASU on a prospective basis in the third quarter of the current fiscal year. The adoption of ASU 2021-05 did not have an impact on our consolidated financial statements.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the nine months ended September 30, 2021 (in thousands):

Unbilled AR, December 31, 2020	$1,925
Additions	145
Transferred to trade receivable	(350)
Unbilled AR, September 30, 2021	$1,720

Deferred revenue, December 31, 2020	$25,723
Additions	22,089
Revenue recognized	(17,535)
Deferred revenue, September 30, 2021	$30,277

    At September 30, 2021, the short-term portion of deferred revenue of $25.7 million and the long-term portion of $4.6 million are included in deferred revenue and other long-term liabilities, respectively, in the consolidated balance sheet. As of September 30, 2021, we expect to recognize revenue associated with deferred revenue of approximately $10.5 million in 2021, $15.9 million in 2022, $2.1 million in 2023, $1.2 million in 2024, and $0.6 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,573	$(9,316)	$11,433	$(21,816)
Weighted average common shares	33,638	33,828	33,649	33,577
Dilutive effect of stock based awards	227	—	228	—
Diluted shares	33,865	33,828	33,877	33,577
Basic earnings (loss) per share	$0.17	$(0.28)	$0.34	$(0.65)
Diluted earnings (loss) per share	$0.16	$(0.28)	$0.34	$(0.65)
Shares excluded from calculation of diluted EPS	—	13	—	61

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$6,130	$7,539	$6,213	$7,384
Additions charged to expense	(14)	209	273	1,158
Write-offs charged against allowance	(136)	(1,079)	(506)	(1,873)
Balance, end of period	$5,980	$6,669	$5,980	$6,669

5 - Inventories
Inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and subassemblies	$21,349	$22,583
Work in process	2,746	2,294
Finished goods	59,535	65,695
Total inventories	83,630	90,572
Less: Non-current inventories	(12,085)	(14,922)
Inventories, current	$71,545	$75,650
As of September 30, 2021 and December 31, 2020, we have classified $12.1 million and $14.9 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 30, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$109,885	$(12,453)	$(68,245)	$29,187	$112,138	$(12,480)	$(64,203)	$35,455
Customer related	91,907	(50)	(56,703)	35,154	94,526	(50)	(51,247)	43,229
Trade names	46,348	(3,575)	(35,895)	6,878	47,058	(3,677)	(31,890)	11,491
Internally developed software	13,281	—	(12,961)	320	13,281	—	(12,845)	436
Patents	2,735	(133)	(2,602)	—	2,810	(133)	(2,677)	—
Service agreements	1,190	—	(1,149)	41	1,190	—	(1,119)	71
Definite-lived intangible assets	$265,346	$(16,211)	$(177,555)	$71,580	$271,003	$(16,340)	$(163,981)	$90,682
Intangible assets with indefinite lives:
Intellectual Property	$2,022	$—	$—	$2,022	$2,059	$—	$—	$2,059
Total intangible assets	$267,368	$(16,211)	$(177,555)	$73,602	$273,062	$(16,340)	$(163,981)	$92,741

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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Technology	$1,686	$8,162	$5,259	$11,572
Customer related	2,168	2,204	6,904	6,468
Trade names	1,459	1,767	4,431	4,700
Internally developed software	24	51	116	188
Service agreements	10	10	30	30
Total amortization	$5,347	$12,194	$16,740	$22,958

The amortization expense amounts shown above include internally developed software not held for sale of $24 thousand and $72 thousand for the three and nine months ended September 30, 2021, respectively, which is recorded within our income statement as a general and administrative operating expense. The amortization expense amounts shown above include internally developed software held for sale of zero and $44 thousand for the three and nine months ended September 30, 2021, respectively, which is recorded within our income statement as cost of goods sold.
Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Three months ending December 31, 2021	$5,300
2022	17,837
2023	15,066
2024	13,144
2025	12,532
2026	2,414
Thereafter	5,287
Total expected amortization expense	$71,580

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2020	$151,299
Foreign currency translation	(2,006)
September 30, 2021	$149,293

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$1,785	$1,792
Buildings	7,244	7,365
Leasehold improvements	7,695	8,050
Finance lease right-of-use assets	2,432	2,555
Equipment and furniture	20,821	22,148
Computer software and hardware	11,035	10,246
Demonstration and loaned equipment	3,849	3,086
	54,861	55,242
Accumulated depreciation	(32,024)	(30,726)
Total	$22,837	$24,516
Depreciation expense of property and equipment, net was approximately $1.5 million and $4.5 million for the three and nine months ended September 30, 2021, respectively, and approximately $1.9 million and $5.2 million for the three and nine months ended September 30, 2020, respectively.

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
As of September 30, 2021, we have accrued $4.5 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$4,802	$5,683	$5,195	$6,404
Additions and adjustments charged to expense	509	(151)	1,523	1,129
Utilizations	(798)	(684)	(2,205)	(2,685)
Balance, end of period	$4,513	$4,848	$4,513	$4,848

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of September 30, 2021, we have one active share-based compensation plan, the 2021 Equity Incentive Plan.
The terms of all awards granted during the nine months ended September 30, 2021 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$93	$79	$294	$229
Marketing and selling	511	475	1,677	1,424
Research and development	342	275	1,055	798
General and administrative	1,703	1,507	5,245	4,511
Total	$2,649	$2,336	$8,271	$6,962

As of September 30, 2021, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $16.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

11 - Other Expense, net
Other expense, net consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$81	$(25)	$85	$7
Interest expense	(332)	(1,107)	(1,655)	(2,800)
Foreign currency gain (loss)	(568)	273	(1,288)	(311)
Other expense	(229)	(88)	(497)	(94)
Total other expense, net	$(1,048)	$(947)	$(3,355)	$(3,198)

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
We recorded income tax expense of $1.9 million and $4.3 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 25.7% and 27.3% for the three and nine months ended September 30, 2021, respectively. We recorded a benefit from income tax of $1.6 million and $6.6 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 14.4% and 23.2% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, is primarily attributable to changes in distribution of income and loss among jurisdictions with varying tax rates. Other significant factors impacting the current period effective tax rate included Federal and California research and development credits, non-deductible executive compensation expenses, and other discrete events.
We recorded no change related to unrecognized tax benefits for the three months ended September 30, 2021. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2017 through 2020, U.S. states, 2016 through 2020, and significant foreign jurisdictions, generally 2016 through 2020.

13 - Debt and Credit Arrangements
    We have a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity date of the original agreement, reduce the aggregate value of the revolving facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. We have no other significant credit facilities. As of September 30, 2021, no amounts were outstanding under the Credit Agreement.
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
As of June 30, 2021, we have discontinued our interest rate swap derivative. There are no amounts outstanding under our Credit Agreement and the termination date of the hedge was September 23, 2021. Upon the discontinuation of the hedge relationship, we have reclassified the unrealized gains or losses recorded in accumulated other comprehensive income (“AOCI”) to earnings.

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
The following tables present revenue by end market and geographic region and long-lived asset information by geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Revenue:
United States	$72,114	$63,553	$210,624	$183,181
International	41,763	39,250	134,158	113,785
Total	$113,877	$102,803	$344,782	$296,966

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by End Market:
Neuro Products
Devices and Systems	$54,289	$44,354	$161,761	$126,956
Supplies	15,758	14,427	47,982	40,723
Total Neuro Revenue	70,047	58,781	209,743	167,679
Newborn Care Products
Devices and Systems	11,768	11,800	39,484	36,823
Supplies	8,387	9,231	24,973	27,856
Services	4,319	4,679	12,129	12,181
Total Newborn Care Revenue	24,474	25,710	76,586	76,860
Hearing & Balance Products
Devices and Systems	18,069	17,267	54,610	49,426
Supplies	1,287	1,045	3,843	3,001
Total Hearing & Balance Revenue	19,356	18,312	58,453	52,427
Total Revenue	$113,877	$102,803	$344,782	$296,966

	September 30, 2021	December 31, 2020
Property and equipment, net:
United States	$10,197	$10,998
Ireland	6,356	6,716
Canada	3,698	3,775
Denmark	1,459	1,787
Other countries	1,127	1,240
Total	$22,837	$24,516

During the three and nine months ended September 30, 2021 and 2020, no single customer and no country outside the United States contributed more than 10% of our consolidated revenue.

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
During the third quarter of 2021, we sold vacant land located in Canada for $1.6 million resulting in a gain of $0.7 million. Also during this period, we sold a building located in the United Kingdom for $1.1 million resulting in a gain of $0.8 million. The gain on disposal of these assets is reported in general and administrative expense in the condensed consolidated statements of operations. The book value of these assets was in other current assets on the accompanying condensed consolidated balance sheet.
The following financial instruments are not measured at fair value on our consolidated balance sheet as of September 30, 2021 and December 31, 2020 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

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
End Markets
Our products address the below end markets:
•Neuro - Includes products and services that provide diagnostic, therapeutic and surgical solutions in neurodiagnostics, neurocritical care and neurosurgery. Neuro's comprehensive neurodiagnostic solutions include electroencephalography and long-term monitoring, Intensive Care Unit monitoring, electromyography, sleep analysis or polysomnography, and intraoperative monitoring. These solutions enhance the diagnosis of neurological conditions such as epilepsy, sleep disorders and neuromuscular diseases. Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure and cerebrospinal fluid drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions include items such as valves, shunts, and related treatment solutions for procedures involving hydrocephalus, as well as grids and strips used during surgical epilepsy cases.
•Newborn Care - Includes products and services for newborn care including hearing screening, brain monitoring, eye imaging, jaundice management, infant monitoring devices, and various disposable newborn care supplies.
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
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three and nine months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Devices and Systems	74%	71%	74%	72%
Supplies	22%	24%	22%	24%
Services	4%	5%	4%	4%
Total	100%	100%	100%	100%
2021 Third Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States.
We experienced an increase in demand in the United States and Europe, during the third quarter compared to the same period in the prior year as recovery from the COVID-19 pandemic continues. Our consolidated revenue for the third quarter ended September 30, 2021 was $113.9 million compared to $102.8 million in the third quarter of the previous year, an increase of $11.1 million.
Our net income was $5.6 million or $0.16 per diluted share in the three months ended September 30, 2021, compared with net loss of $9.3 million or $0.28 per share in the same period in 2020. The increase in net income was the result of higher revenue, in particular for Neuro products, partly offset by higher expenses due to increase in commissions and travel compared to the same period last year as sales activity increased and impact of required paid time-off in 2020 not repeating in 2021.
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
Impact to our supply chain
Many of our materials are single source and require lengthy qualification periods. Disruptions in our supply chain could negatively impact our ability to produce and supply our finished products. We continue to experience some extended lead times and delays in receiving supplies and finished goods which impacted revenue this period. We are working closely with our suppliers to manage orders and proactively resolve delays in the materials we require to meet our demand.
Liquidity
In the first quarter of 2020 we drew $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty of which $43.0 million was repaid by December 31, 2020. During the third quarter of 2020 we amended our Credit Agreement which extended the maturity date of the original agreement from September 23, 2021 to September 25, 2023, reduced the aggregate revolving credit facility from $225.0 million to $150.0 million, and amended certain covenants. During 2021, we repaid the full outstanding debt balance of $57.0 million under our Credit Agreement and continued to maintain a strong cash position ending the period with $68.8 million in cash.

As a result of the COVID-19 pandemic, some hospitals and clinics delayed payments for products and services and we have worked with our customers to arrange mutually acceptable payment terms during these uncertain times. We have seen revenues and margins improve since the onset of the pandemic. We continue to see our customers adapting to the COVID environment, which we believe will result in increased capital spending and continue to improve our business in 2021. As of the date of this filing, uncertainty continues to exist concerning the impact and duration of the COVID-19 pandemic, including the emergence of variant strains of the virus, such as the Delta variant.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future should negative economic conditions persist for an extended period of time, we are evaluating additional measures we could take to further enhance our liquidity position.
Government Grants
Various government programs have been established to provide financial relief for businesses affected by COVID-19 including the Canada Emergency Wage Subsidy ("CEWS") and Canada Emergency Rent Subsidy ("CERS") under the COVID-19 Economic Response Plan in Canada. We received $3.9 million for payroll subsidies under CEWS and CERS during the nine months ended September 30, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the nine months ended September 30, 2021 we recognized reductions of $0.5 million in cost of sales, $1.6 million in marketing and selling expense, $1.6 million in research and development expense, and $0.2 million in general and administrative expense in the condensed consolidated statements of operations for these subsidies. As of September 30, 2021 we have collected all amounts recorded and continue to seek additional relief as applicable.
Impact to fair-value of intangible assets
We have reviewed the assets on our balance sheet, particularly goodwill and significant intangible assets for indications of impairment related to COVID-19 and determined that there are no indicators of impairment at this time. The values of these assets are particularly sensitive to our market capitalization and the long-term value of their cash flows. If these conditions change significantly, we may need to record an impairment to their value. However, any impairment charges would not require the use of cash and are excluded from the calculation of our debt covenants and, therefore, would not affect our ability to borrow under our existing credit line.
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
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	39.1%	45.9%	40.3%	45.3%
Intangibles amortization	1.4%	7.9%	1.5%	3.9%
Gross profit	59.5%	46.2%	58.2%	50.8%
Operating expenses:
Marketing and selling	24.8%	25.3%	25.2%	26.8%
Research and development	12.5%	14.3%	12.3%	15.7%
General and administrative	11.3%	12.0%	11.7%	12.4%
Intangibles amortization	3.2%	3.9%	3.3%	3.8%
Restructuring	0.1%	0.3%	0.1%	0.6%
Total operating expenses	51.9%	55.8%	52.6%	59.3%
Income (loss) from operations	7.6%	(9.6)%	5.6%	(8.5)%
Other expense, net	(0.9)%	(0.9)%	(1.0)%	(1.1)%
Income (loss) before provision for (benefit from) income tax	6.7%	(10.5)%	4.6%	(9.6)%
Provision for (benefit from) income taxes	1.7%	(1.5)%	1.2%	(2.2)%
Net income (loss)	5.0%	(9.0)%	3.4%	(7.4)%

Revenues
The following table shows revenue by products during the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Neuro Products
Devices and Systems	$54,289	$44,354	22%	$161,761	$126,956	27%
Supplies	15,758	14,427	9%	47,982	40,723	18%
Total Neuro Revenue	70,047	58,781	19%	209,743	167,679	25%
Newborn Care Products
Devices and Systems	11,768	11,800	—%	39,484	36,823	7%
Supplies	8,387	9,231	(9)%	24,973	27,856	(10)%
Services	4,319	4,679	(8)%	12,129	12,181	—%
Total Newborn Care Revenue	24,474	25,710	(5)%	76,586	76,860	—%
Hearing & Balance Products
Devices and Systems	18,069	17,267	5%	54,610	49,426	10%
Supplies	1,287	1,045	23%	3,843	3,001	28%
Total Hearing & Balance Revenue	19,356	18,312	6%	58,453	52,427	11%
Total Revenue	$113,877	$102,803	11%	$344,782	$296,966	16%
For the three months ended September 30, 2021, Neuro revenue increased by 19% compared to the same period last year driven by higher sales of devices and supplies.
For the three months ended September 30, 2021, Newborn Care revenue decreased by 5% compared to the same period last year due mainly to a decrease in sales of Hearing Screening supplies internationally and lower revenue from our agreement with Pediatrix due to lower births.
For the three months ended September 30, 2021, Hearing & Balance revenue increased by 6% compared to the same period last year due to increased demand for our devices and supplies.
For the nine months ended September 30, 2021, Neuro revenue increased by 25% compared to the same period last year due to recovery from the impact of the COVID-19 pandemic in 2020 in both our domestic and international markets.
For the nine months ended September 30, 2021, Newborn Care revenue remained stable compared to the same period last year. The change was due mainly to higher services revenue from our agreement with Pediatrix, higher Hearing Screening device sales, and higher Eye Imaging device sales, partly offset by decreases in Hearing Screening supplies and Phototherapy devices due to lower births and lower services revenue from Neometrics.
For the nine months ended September 30, 2021, Hearing & Balance revenue increased by 11% compared to the same period last year as the business recovered from the impact of the COVID-19 pandemic in 2020.
Revenue from domestic sales increased to $72.1 million for the three months ended September 30, 2021 compared to $63.6 million in the three months ended September 30, 2020. The increase was driven by improved demand, mainly for our Neuro products.
Revenue from international sales increased to $41.8 million for the three months ended September 30, 2021 compared to $39.3 million for the three months ended September 30, 2020. The increase was driven by improved demand, mainly for our Neuro and Hearing & Balances products.

Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$113,877	$102,803	$344,782	$296,966
Cost of revenue	44,487	47,160	139,019	134,665
Intangibles amortization	1,642	8,117	5,126	11,440
Gross profit	67,748	47,526	200,637	150,861
Gross profit percentage	59.5%	46.2%	58.2%	50.8%
For the three and nine months ended September 30, 2021, gross profit as a percentage of revenue increased 13.3% and 7.4% compared to the same period in the prior year, respectively. The increase was due to higher revenue, lower operations overhead and a higher mix of revenue from our Neuro business.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketing and selling	$28,260	$26,035	$86,719	$79,567
Percentage of revenue	24.8%	25.3%	25.2%	26.8%
Research and development	$14,267	$14,670	$42,556	$46,574
Percentage of revenue	12.5%	14.3%	12.3%	15.7%
General and administrative	$12,853	$12,384	$40,316	$36,754
Percentage of revenue	11.3%	12.0%	11.7%	12.4%
Intangibles amortization	$3,681	$4,025	$11,497	$11,330
Percentage of revenue	3.2%	3.9%	3.3%	3.8%
Restructuring	$142	$350	$469	$1,842
Percentage of revenue	0.1%	0.3%	0.1%	0.6%

Marketing and Selling
Marketing and selling expenses increased for the three and nine months ended September 30, 2021. The increase was primarily driven by higher commissions on increased revenues and travel expenses resulting from increased commercial activity compared to the same periods last year. In addition, the benefit of required paid time-off during the three and nine months ended September 30, 2020 was not repeated in the current year.
Research and Development
Research and development expenses decreased slightly during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decrease is the result of lower project spend due to timing partly offset by the benefit of required paid-time off during the three and nine months ended September 30, 2020 was not repeated in the current year.
General and Administrative
General and administrative expense during the three and nine months ended September 30, 2021 increased when compared to the same periods in the prior year. This increase was due to higher stock compensation and consulting fees offset by gains on disposal of property and equipment.
Intangibles Amortization

Intangibles amortization remained relatively flat during the three and nine months ended September 30, 2021 as compared to the same periods in 2020 due to currency exchange fluctuations.
Restructuring
Restructuring expenses decreased during the three and nine months ended September 30, 2021 compared to the same periods in 2020. The decrease was primarily driven by lower severance costs and costs incurred as the result of exiting the Peloton business in 2020, which did not recur in 2021.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended September 30, 2021 we reported $1.0 million of other expense compared to $0.9 million of other expense for the same period in 2020. For the nine months ended September 30, 2021 we reported $3.4 million of other expense compared to $3.2 million of other expense for the same period in 2020. The increase during the three and nine months was due to currency exchange fluctuations offset by less interest expense.
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
We recorded income tax expense of $1.9 million and $4.3 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate was 25.7% and 27.3% for the three and nine months ended September 30, 2021, respectively. We recorded a benefit from income tax of $1.6 million and $6.6 million for the three and nine months ended September 30, 2020, respectively. The effective tax rate was 14.4% and 23.2% for the three and nine months ended September 30, 2020, respectively. The increase in the effective tax rate for the three months ended September 30, 2021 compared with the three months ended September 30, 2020, is primarily attributable to changes in distribution of income and loss among jurisdictions with varying tax rates. Other significant factors impacting the current period effective tax rate included Federal and California research and development credits, non-deductible executive compensation expenses, and other discrete events.
We recorded no change related to unrecognized tax benefits for the three months ended September 30, 2021. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.2 million. Our tax returns remain open to examination as follows: U.S Federal, 2017 through 2020, U.S. states, 2016 through 2020, and significant foreign jurisdictions, generally 2016 through 2020.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$68,779	$82,082
Working capital	157,870	125,950

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$51,212	$17,101
Net cash used in investing activities	(1,275)	(7,617)
Net cash used in financing activities	(57,968)	(1,363)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of September 30, 2021, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $33.6 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel Tech Corporation and Natus Manufacturing Limited, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement, reduce the aggregate value of the revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. As of September 30, 2021, no amounts were outstanding under the Credit Agreement.
During the nine months ended September 30, 2021 cash provided by operating activities of $51.2 million was the result of $11.4 million of net income, non-cash adjustments to net income of $30.3 million which was primarily driven by an adjustment for depreciation and amortization of $21.3 million, and net cash inflows of $9.4 million from changes in operating assets and liabilities. Cash used in investing activities during the period was $1.3 million consisting of $2.9 million to acquire other property and equipment, $1.0 million for purchase of equity method investments offset by $2.7 million of proceeds from disposal of assets held for sale. Cash used in financing activities during the nine months ended September 30, 2021 was $58.0 million and consisted of repayment on borrowing of $57.0 million, $1.3 million for taxes paid related to net share settlement of equity awards, $0.3 million for principal payments of financing lease liability offset by Employee Stock Purchase Program (“ESPP”) purchases of $0.6 million.
During the nine months ended September 30, 2020 cash provided by operating activities of $17.1 million was the result of $21.8 million of net loss, non-cash adjustments to net loss of $39.0 million, and net cash outflows of $0.1 million from changes in operating assets and liabilities. The non-cash adjustment to net loss was primarily driven by depreciation and amortization of $21.0 million. Cash used in investing activities during the period was

$7.6 million to acquire other property and equipment. Cash used in financing activities during the nine months ended September 30, 2020 was $1.4 million and consisted of proceeds from borrowing of $60.0 million and ESPP purchases of $0.7 million offset by repayment on borrowing of $48.0 million, $10.5 million for repurchases of common stock under our share repurchase program, $1.9 million for taxes paid related to net share settlement of equity awards, and $0.4 million for principal payments of financing lease liability.
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
Commitments and Contingencies
In the normal course of business, we enter into obligations and commitments that require future contractual payments. The commitments result primarily from firm, non-cancellable purchase orders placed with contract vendors that manufacture some of the components used in our medical devices and related disposable supply products, as well as commitments for leased office space, and bank debt. The following table summarizes our contractual obligations and commercial commitments as of September 30, 2021 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unconditional purchase obligations	$163,850	$139,670	$24,180	$—	$—
Interest payments	2,387	1,152	1,235	—
Repatriation tax	5,677	170	3,212	2,295	—
Total	$171,914	$140,992	$28,627	$2,295	$—

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the third quarter of 2021, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance.
We source components and materials to manufacture our products from a limited number of suppliers, resulting in our product supply being subject to such suppliers' lead times, volume constraints and increasing costs. We have experienced and may continue to experience extended lead times and product unavailability due to factory disruptions or closures as well as delays and unanticipated costs associated with the supply of our products, including expedite fees and air freight charges to mitigate delays in product supply, particularly in light of the COVID-19 pandemic. We also expect continued shortages and/or delay of critical components and related services as a result of growing demand in the industry or other sectors. For example, the global semiconductor supply shortage has and may continue to result in lower availability, longer lead times, increased prices for such components and increased competition for logistics services. Our supply chain operations span several geographies globally, and we are heavily dependent upon third party logistics and transportation services to deliver our products to customers. We have experienced and expect to continue to experience increased competition for and disruptions in logistics and transportation services due to transportation backlogs and labor shortages, which have resulted in longer lead times, increased prices and surcharges and increased investments in resources and higher overall costs to manage our supply chain logistics. Extended lead times and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations.

An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber-incident or a vulnerability in our cybersecurity, or disclosure of private patient health information, may result in a loss of business or damage to our reputation.
We rely on communications, information and manufacturing systems to conduct our business. Any failure, interruption or cyber incident affecting these systems could result in failures or disruptions in our customer relationship management or product manufacturing. Similarly, there can be no assurance that our third-party collaborators, distributors and other contractors and consultants will be successful in protecting our data that is stored on their systems. A cyber incident is an intentional attack or an unintentional event that can include an unauthorized actor gaining access to our systems to disrupt operations, corrupt data, or steal confidential information. In October 2021, we identified a cyber incident that resulted in the unauthorized access to certain personal data, including the personal data of certain of our current and former employees. We are not aware of any evidence that any patient data was accessed, and the breach has not materially impacted our operations. However, the occurrence of any future failures, interruptions or cyber incidents could result in a loss of customer business or reputation and have a material effect on our business, financial condition, results of operations and cash flows. In addition, our products are used in customer networks transmitting a range of sensitive information and any actual or perceived exposure of our products used in customer networks to malicious software or cyber-attacks could adversely affect our business and results of operations.
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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    None.

ITEM 5.    Other Information

    None

ITEM 6.    Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	November 5, 2021	By:	/s/ Jonathan A. Kennedy
Jonathan A. Kennedy President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2021	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)