Form 10-K
period 2021-12-31
NATUS MEDICAL INC
filed 2022-02-25
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-33001

 NATUS MEDICAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0154833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3150 Pleasant View Road, Middleton, WI 53562
(Address of principal executive offices) (Zip Code)
(608) 829-8500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared and issued its audit report.☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of Registrant’s most recently completed second fiscal quarter, there were 34,132,106 shares of Registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2021) was $886,752,114. Shares of Registrant’s common stock held by each executive officer and director and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
On February 18, 2022, the registrant had 34,408,154 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant's Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Data Elements
Auditor Name: KPMG LLP        Auditor Location: San Francisco, CA        Auditor Firm ID: 185

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
Our neurocritical care solutions include management of traumatic brain injury by continuous monitoring of intracranial pressure (“ICP”) and cerebrospinal fluid (“CSF”) drainage, as well as cranial access kits for entry into the cranium. Our neurosurgical solutions such as valves, shunts and related treatment solutions for procedures involving hydrocephalus, in addition to newly launched subdural electrodes for functional brain mapping. Neuro represents approximately 60% of total revenues.
Newborn Care — Includes products and services for newborn care including hearing screening, brain monitoring, eye imaging, jaundice management, live video streaming and various disposable newborn care supplies. These solutions provide important screening, diagnostic and treatment options for newborns in both the neonatal intensive care unit (“NICU”) and well-baby nursery. Newborn Care represents approximately 22% of total revenues.
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
Neuro

Our Neuro portfolio is comprised of a comprehensive line of neurodiagnostic, neurocritical care, and neurosurgical products that are used by healthcare practitioners in the diagnosis and monitoring of neurological disorders. The environments in which these products are used include outpatient private practice facilities and inpatient hospital environments. Our products can be used throughout the continuum of care through diagnostic procedures and monitoring of patients during admissions, surgery, in post-operative care, and in intensive care units. Our Neuro products and services include:
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
Neurocritical Care
•Intracranial pressure monitoring and external ventricular drainage — Equipment and catheters used to monitor pressure in the cranium/brain and catheters to drain cerebrospinal fluid from the brain to aid in traumatic brain injury cases and hydrocephalus.
•Cranial access kits — Convenient, pre-packaged sterile sets containing all necessary components for entry into the cranium, to monitor intracranial pressure and provide temporary drainage of CSF.
Neurosurgery
•Shunts — Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus.
•Subdural electrodes — Subdural electrodes are designed to integrate seamlessly with the Natus EEG equipment, simplifying the set up for functional brain mapping with minimal connections and cables.
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
Diagnostic Electroencephalograph Monitoring Product Lines
Our EEG diagnostic monitoring product lines for neurology consist of signal amplifiers, workstations to capture and store synchronized video and EEG data, and proprietary software. These products are typically used as part of an EEG “system” by the neurology/neurophysiology department of a hospital or clinic to assist in the diagnosis and monitoring of neurological conditions.
•NeuroWorks®; Nicolet®One.    Our EEG Systems include a broad range of products, from software licenses and ambulatory monitoring systems to advanced laboratory systems with multiple capabilities for EEG, ICU monitoring, long-term monitoring of up to 256 channels, as well as nursing stations to monitor patients and physician review stations with quantitative EEG analysis capabilities.
•Stellate/Gotman Spike and Seizure; NicoletOne Trends.    Our proprietary spike and seizure detection algorithm detects, summarizes, and reports EEG events that save health-care professionals' time by increasing the speed and accuracy of interpretation. NicoletOne Trends provides a comprehensive set of EEG analysis algorithms that are used to generate compressed trends of large amounts of data to assist in the clinical evaluation and data review process.
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
Electrodiagnostic Monitoring
Our electrodiagnostic systems include electromyography (EMG), nerve conduction (“NCS”), and evoked potential (“EP”) functionality. EMG and NCS involve the measurement of electrical activity of muscles and nerves both at rest and during contraction. Measuring the electrical activity in muscles and nerves can help diagnose diseases of the peripheral, central nervous system or musculature system. An electromyogram is performed to determine if there is any disease present that affects muscle tissue, nerves, or the junctions between nerve and muscle (neuromuscular junctions). An electromyogram can also be used to diagnose the cause of weakness, paralysis, and muscle twitching, and is also used as a primary diagnosis for carpal tunnel syndrome, which is the most frequently encountered peripheral compressive neuropathy. EMG is also used for clinical applications of Botox to relieve muscle spasm and pain. We market both the clinical system and the needles used for these procedures.
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
•Natus UltraPro.    With a newly globally launched hardware and software system, this entry level product with add on capabilities offers high quality data collection using the UltraPro S100 amplifier and the proprietary Natus Elite software.
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
Diagnostic IOM Product Lines
The Nicolet EDX combo systems are used in IOM applications where a smaller number of channels is sufficient. This approach is primarily followed in international markets that utilize the integrated system approach that allows for the use of the system in EMG clinical applications as well as in IOM applications.
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
Neurosurgical Products

Brain surgery is performed to place shunts in the brain to help drain excess CSF either into the body for reabsorption to help treat hydrocephalus or to place subdural electrodes for functional brain mapping.
•Shunts. Shunts are used in the operating room to provide solutions for hydrocephalus or brain trauma. Shunts are used to manage the drainage of cerebrospinal fluid from the brain to maintain appropriate levels of CSF when treating hydrocephalus.
•XactTrode™ Subdural Electrodes. Subdural strip and grid electrodes are used for epilepsy surgical monitoring and brain mapping. The XactTrode portfolio of electrodes are designed to integrate seamlessly with Natus amplifiers and provide increased patient comfort with fewer connections and cables.
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
•Essentials — Products used in the everyday operation of NICU and well-baby nursery department within the hospital environment.
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
•ALGO® 5 and 3i Newborn Hearing Screeners.    These Automated Auditory Brainstem Responses (“AABR”®) devices deliver thousands of soft audible clicks to the newborn’s ears through sound cables and disposable earphones connected to the instrument. Each click elicits an identifiable brain wave, which is detected by disposable electrodes placed on the head of the child and analyzed by the screening device. These devices use our proprietary AABR signal detection algorithm.
•ALGO® 7i.    The ALGO® 7i continues the Natus tradition of advancing standards in patient care, combining industry-leading performance with enhanced usability and taking AABR hearing screening to the next level. The ALGO 7i incorporates proven ALGO AABR® technology. The icon-driven interface intuitively guides users through each step of the screening process.
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
Jaundice Management
The American Academy of Pediatrics estimates that each year 60% of the approximately three and a half million newborns in the U.S. become jaundiced. According to the Journal of the American Medical Association, neonatal jaundice is the single largest cause for hospital readmission of newborns in the U.S., and accounts for approximately 50% of readmissions. Because of the serious consequences of hyperbilirubinemia, the American Academy of Pediatrics recommends that all newborns be closely monitored for jaundice and that phototherapy is the standard of care for the treatment of hyperbilirubinemia. The guidelines further recommend that all nurseries have the necessary equipment to provide intensive phototherapy, and specifically recommend the use of the “blue” light as incorporated into our neoBLUE® products.
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
Newborn Brain Injury Products
Our newborn brain injury products record and display parameters that the neonatologist uses to assess and monitor neurological status in the newborn. These devices continuously monitor and record brain activity, aiding in the detection and treatment of hypoxic-ischemic encephalopathy (“HIE”), and seizures. The devices also monitor the effects of drugs and other therapies on brain activity and improve the accuracy of newborn neurological assessments. They are used with electrodes attached to the head of the newborn to acquire an EEG signal that is then filtered, compressed, and displayed graphically on the device or as a hardcopy printout. The monitors have touch screens for easy navigation and onscreen keyboards for data entry at the bedside.
•Olympic Brainz Monitor.    The Olympic Brainz Monitor is our latest generation Cerebral Function Monitor. The device can be used in single-channel, two-channel or three-channel modes to continuously monitor and record brain activity.
Eye Imaging
Our RetCam® devices incorporate a camera combined with proprietary imaging software that are used to diagnose and monitor a range of ophthalmic maladies in premature infants. RetCam specializes in NICU ophthalmic imaging used in the detection of retinopathy of prematurity (“ROP”) and Retinoblastoma (“RB”) in newborns. ROP and RB are diseases of the retina that must be detected very early after birth and treated immediately, so the RetCam diagnostic camera is a fundamental tool in preventing vision loss and total blindness in infants.
Eye Imaging Products
RetCam images assist physicians in the evaluation of pediatric ocular disease, which have preserved the vision in thousands of infants. Each of the RetCam systems deliver objective and interpretable detail, allow image comparison over time, enable remote consultations, and provide reliable and defensible medico-legal documentation.
•RetCam Envision. The RetCam Envision is a contact type wide-field fundus ophthalmic imaging system used for general ophthalmic, imaging including retinal, corneal, and external imaging. Photo documentation of pediatric ocular diseases, including ROP, are included. The RetCam Envision brings patented Light Shaping Technology that delivers uniform illumination and focus throughout the entire 130 degree field of view.
•RetCam 3. Full-featured imaging systems with a range of interchangeable lenses, Fluorescein Angiography module option.
•RetCam Shuttle. Laptop-based system with a smaller cart and dual wheel casters for improved transportability.
•RetCam Portable. Laptop-based version in a case for maximum portability.
•RetCam DataLink. Cloud-based image review solution that enables anytime, anywhere access to time sensitive image data for rapid review and interpretation. DataLink enables seamless integration with electronic medical records enabling capturing orders, image review and sharing results.
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
Live Video Steaming Products
NICVIEW 2 is a user-friendly, web-based video systems for real-time streaming on any online device via a standard downloadable app. Password-protected access ensures parents can view only their own child, with end-to-end encryption and SSL authentication. The video stream can be turned on/off and repositioned at will, so that NICU staff remain in control of the care process at all times.
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
Balance Assessment
Professionals who evaluate patients with balance disorders use our vestibular diagnostic and ENG/VNG (electronystagmography/videonystagmography) systems and services. These solutions are used by audiologists, otolaryngologists, otologists and neurologists for identifying auditory and vestibular abnormalities. Our balance care solutions are compact and include the world's first portable, gold standard video head impulse test (“vHIT”) and offer modular functionality to support vHIT, video frenzel, positional, oculomotor and SHIMP (suppression head impulse) testing. We also manufacture and market a broad line of supplies, disposable face cushions, and accessories for balance assessment.

Segment and Geographic Information
We determine our reportable segments by first identifying our operating segments, and then by assessing whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. Prior to 2019, our operating segments were based on three strategic business units. Since then, we transitioned from an operating structure of three strategic business units to a single, unified company with globally led operational teams in Sales and Marketing, Manufacturing, Research and Development, Quality, and General and Administrative functions.
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
Revenue by Product Market and Product Category

For the years ended December 31, 2021, 2020 and 2019, revenue from our product markets as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2021	2020	2019
Neuro	60%	57%	58%
Newborn Care	22%	25%	22%
Hearing & Balance	18%	18%	20%
Total	100%	100%	100%
We also look at revenue as either being generated from sales of Devices and Systems, which are generally non-recurring, or related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described above. Revenue from Devices and Systems, Supplies and Services as a percent of total revenue for the years ending December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Devices and Systems	75%	73%	74%
Supplies	22%	23%	22%
Services	3%	4%	4%
Total	100%	100%	100%
In 2021, 2020 and 2019, no single end-user customer comprised more than 10% of our revenue.
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
For the years ended December 31, 2021, 2020 and 2019, domestic revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic revenue	60.4%	60.7%	59.0%

International Direct and Distributor Sales
We sell some of our products outside the U.S. through direct sales channels in Australia, Canada, China, Denmark, France, Germany, Italy, the Netherlands, New Zealand, the Nordics (Finland, Sweden, Norway), Spain, and the United Kingdom; we sell other products in those regions and into more than 100 other countries through a distributor sales channel.
    For the years ended December 31, 2021, 2020 and 2019, international revenue as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2021	2020	2019
International revenue	39.6%	39.3%	41.0%
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
For the years ended December 31, 2021, 2020 and 2019, revenue from direct purchases under a GPO contract as a percent of total revenue was approximately as follows:

	Year Ended December 31,
	2021	2020	2019
Direct purchases by GPO members	23.6%	22.5%	18.7%

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
We purchase materials and components from qualified suppliers that are subject to our quality specifications and inspections. We conduct quality audits of our key suppliers, several of which are experienced in the supply of components to manufacturers of finished medical devices or supplies for use with medical devices. Most of our purchased components are available from more than one supplier.

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
New opportunities through technology acquisition. We continue to evaluate new, emerging, and complementary technologies in order to identify new product opportunities. With our knowledge of our current markets, we believe that we can effectively develop acquired technologies into successful new products.
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
In 2017, the European Union (“EU”) adopted the EU Medical Device Regulation (Council Regulations 2017/745) which imposes stricter requirements for the marketing and sale of medical devices, including new quality system and post-market surveillance requirements. The regulation has a three-year implementation period that has now been extended to May 2021 and will replace the existing directives on medical devices in the EU. After May 2021, medical devices marketed in the EU require certification according to these new requirements, except that devices with valid CE certificates, issued pursuant to the Medical Device Directive before May 2021, may be placed on the market until 2024. Complying with this new regulation requires us to incur significant costs on product design history file transition. Failure to meet the requirements of the regulation could adversely impact our business in the European Union and other countries that utilize or rely on European Union requirements for medical device registrations.
Human Capital
Overview
Our Natus Pledge to our Teammates is to create a safe and secure (physical, psychological, financial, and social) environment where each Teammate feels they belong and have the resources and training to respond to the needs of our customers, the quality of life to grow as a person and professional, and time for family, health, and their community.
Workforce Demographics
As of December 31, 2021, we are a workforce of approximately 1,400 full-time Teammates, with about 50% of our Teammates located outside the United States.
We are organized by function, which breaks down as follows: Commercial with 692 Teammates (including Sales, Service & Marketing), Manufacturing Operations with 252 Teammates, Engineering with 173 Teammates, General and Administrative with 177 Teammates and Quality and Regulatory Affairs with 104 Teammates.
Our gender distribution of our Teammates is 34% women and 66% men. Our Teammates' average length of service is 8 years.

We experienced an increase in voluntary turnover in 2021 due to the effects of the global pandemic and other related factors, including more competitive demand for talent, low unemployment in core locations, increasing compensation expectations and more retirements than in previous years.
We formalized a flexible and remote work policy in 2021 to support our Teammates safety and well-being. Managers and Teammates were given tools, training and support to make a smooth transition to a more flexible work environment. Today our workforce is 28% flexible, 42% fully remote and 30% on-site as required by their role and/or preference. We believe this transition also opens additional and more diverse talent recruitment opportunities for Natus.
Teammate Engagement
We conduct a semi-annual engagement survey to collect feedback from our Teammates. In 2021, our engagement actions were focused on increasing communications, collaboration across our diverse and global organization, recognition and employee development.
Teammate feedback is also gathered through a variety of focus groups, onboarding and exit surveys and a diverse culture council to help support, retain and attract Teammates. We recognize that a culture of inclusion makes us stronger. Providing appropriate forums where Teammates globally can share ideas and feedback is an important component of our diversity and inclusion efforts.
We believe building a culture of appreciation starts with a simple thank you and acknowledgments, so we started a Peer Appreciation channel which has had hundreds of our Teammates recognizing one another from across the company, across the globe, across teams and functions.
Diversity, Inclusion and Belonging
Our commitment to a diverse and inclusive environment seeks to ensure our global teammates feel a sense of belonging, helping us to produce innovative products that serve our diverse customers and their patients. We know a diverse workforce also strengthens our ability to attract and retain talent who want to grow a career where their perspective is valued and encouraged.
We have an outreach program to recruit and promote our job opportunities to a broad range of organizations and hundreds of job boards with the intent of developing a diverse pool of qualified candidates.
We are committed to providing a work environment free of discrimination or harassment of any kind, supported by policies, training and communication. We have an open and robust support system for Teammates to address any issues, concerns or complaints. We provide management escalation paths, Human Resources support systems and a confidential ethics hotline that is monitored by the Corporate Compliance Officer and the Board of Directors. As part of our onboarding process, all Teammates must go through training on Natus Policies & Procedures and attest to our company Code of Conduct which outlines the standards for appropriate conduct and behavior.
Continuous learning and Development
We provide internal training to Teammates globally through our online learning platforms. In addition to our extensive quality and business process training, we provide comprehensive training resources to Teammates including an on-demand online learning system with over 7,000 courses to support skill building in a wide variety of areas from business, technical, leadership/management to personal productivity and wellness. Our Teammates each took an average of 20 hours of training in 2021.
Total rewards
Our global Total Rewards Philosophy is to establish and maintain total compensation programs that include competitive cash compensation for Teammates in all geographical regions where we operate, short and long-term incentives and comprehensive global health and welfare benefits that meet the varying needs of our Teammates. We added new mental, physical, family and financial wellness resources for Teammates in 2021 to cover a wide variety of personal needs and situations.
All Teammates (except those on commission) are eligible to participate in the corporate bonus program. Payment of the bonus is dependent upon financial and operating goals that our Teammates drive throughout the year.
In 2021, 95% of our Teammates received a merit salary increase based on performance. Our average salary increase was 3% with 6% of our population receiving a merit increase greater than 5%.
Health and safety
Protecting the safety, health, and well-being of our Teammates around the world is a key priority. Throughout the COVID-19 pandemic, we have remained focused on the health and safety of our Teammates by implementing new safety protocols, providing personal protective equipment, increasing cleaning procedures and requiring the wearing of masks globally. In addition, we trained Teammates and increased communications, reconfigured our facilities to add space for physical distancing, implemented remote work where possible and enhanced our IT systems to facilitate working from home and improved cybersecurity.
We mandated the COVID-19 vaccine where permissible. We also anticipated the need for virus testing kits early on and secured a supply for our manufacturing sites and provided Teammates and their families with an onsite COVID-19 vaccination clinic at our largest manufacturing site.
Technology
Our HR Technology Roadmap was accelerated with more Teammates working remotely. In 2021, we implemented various technology enhancements like automation, standardization and increased security features to improve access, enhance the online experience and reduce risk in a globally distributed and often remote workforce.
Executives
The following table lists our executive officers and their ages as of February 25, 2022:

Name	Age	Position(s)
Thomas J. Sullivan	58	President and Chief Executive Officer
B. Drew Davies	56	Executive Vice President and Chief Financial Officer
D. Christopher Chung, M.D.	58	Vice President of Quality, Regulatory Affairs and Chief Medical Officer
Austin F. Noll, III	55	Executive Vice President and Chief Commercial Officer
Thomas J. Sullivan began serving as Chief Executive Officer on December 27, 2021, and has served as a member of the Board of Directors since February 2019. Prior to joining Natus, Mr. Sullivan was the President & Chief Executive Officer of Spectrum Plastics Group, a medical device global contract manufacturer. In earlier roles, he led multiple public and privately owned medical device companies including A&E Medical, Symmetry Surgical, and Symmetry Medical. In addition, Mr. Sullivan held numerous executive roles at Johnson & Johnson (“J&J”) from 1990 to 2011 including President of J&J Medical Products Canada and the U.S. Orthopedics division. Mr. Sullivan graduated as a Palmer Scholar from The Wharton School at the University of Pennsylvania in 1991 where he earned an MBA in Strategic Management and Information Technology. He also holds a Bachelor of Science magna cum laude in Applied Mathematics and Computer Science from the University of Pittsburgh. Mr. Sullivan has earned the National Association of Corporate Directors (NACD) Directorship Certification.
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
We maintain corporate offices at 3150 Pleasant View Road, Middleton, WI 53562. Our telephone number is (608) 829-8500. We maintain a corporate website at www.natus.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.
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
Our operations and financial performance have and continue to be significantly affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. Over the course of fiscal year 2021, national, state and local authorities have continued to recommend social distancing, vaccinations, wearing masks, and quarantining when individuals are feeling ill or recovering from the effects of COVID-19 in an effort to mitigate the spread of COVID-19. However, this virus has had adverse impacts on the U.S. and foreign economies of uncertain severity and duration and has and may continue to negatively impact our ongoing operations, including our revenue, manufacturing and supply chain. Spikes in the transmission of COVID-19 and other variant strains of the virus may lead to renewed or expanded shutdowns, curfews or other isolation measures and may result in further restriction on, and decreased demand for, elective medical procedures, which may adversely affect our business operations, financial position or consolidated cash flows.
In addition, we have experienced and may continue to see disruption and delays in parts of our direct and indirect supply chain. We have made investments in inventory to help mitigate against further potential supply chain interruptions. These investments include increased inventory and firm purchase orders beyond our typical timeframe in order to secure capacity at our key suppliers. We have experienced, and may continue to experience, increased costs as a result of excess inventory, which in turn has resulted, and may continue to result, in lower gross margins. In addition, our inventory management systems and related supply chain visibility tools were not designed to forecast manage supply of our products and product components under these unprecedented pandemic conditions, and as a result our forecasts could be inaccurate or our supply decisions could be incorrect. We may experience restricted stock availability or delays or difficulty sourcing certain products in the future, which could negatively impact us.
As a result of the ongoing COVID-19 pandemic, much of our workforce continues to operate under a temporary remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents. Additionally, we have a number of employees who continue to work in our facilities or perform services at our customers' facilities who may be subject to heightened risks for COVID-19 exposure thus potentially impacting their health and future worker compensation claims against us. We may also be subject to lawsuits from employees and others exposed to COVID-19 at our facilities, which could involve large demands and substantial defense costs. Our cyber liability, professional liability, and commercial general liability insurance may not cover all claims against us. Furthermore, if any of our employees are unable to perform his or her duties for a period of time, including as the result of illness, our results of operations or financial condition could be adversely affected. Finally, the widespread pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital, or access capital on terms that would be consistent with our expectations.

We cannot estimate the length or severity of the COVID-19 pandemic, including the potential for further mutation and the long-term efficacy of vaccines, or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, consolidated financial position, consolidated results of operations or consolidated cash flows. To the extent the COVID-19 pandemic continues to adversely affect our business, it may also have the effect of heightening many of the other risks described here within.
As we allow our employees more flexibility, our organizational culture may be subject to more complexity due to managing employees working at remote locations, working at our office locations, and working in a hybrid workforce model.
Our culture is a key contributor to our success as an organization. While we have begun voluntary phased re-openings in our offices in accordance with guidance provided by government agencies, a significant portion of our workforce have been working remotely and have continued to work in more remote and hybrid work environments. Although many of our employees can effectively perform their responsibilities while working remotely, some work is not well-suited for remote work, and that work may not be completed as efficiently as if it were performed on site. A long-term continuation of these restrictions could, among other things, negatively impact employee morale and productivity. Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy.
Risks Related to Our Manufacturing and Supply Chain
The ability of suppliers to deliver parts, components and manufacturing equipment to our manufacturing facilities, and our ability to manufacture without disruption, could affect our global business performance.
We source components and materials to manufacture our products from a limited number of suppliers, resulting in our product supply being subject to such suppliers' lead times, volume constraints and increasing costs. We have experienced, and may continue to experience, extended lead times and product unavailability due to factory disruptions or closures as well as delays and unanticipated costs associated with the supply of our products, including expedite fees and air freight charges to mitigate delays in product supply, particularly in light of the COVID-19 pandemic. We also expect continued shortages and/or delay of critical components and related services as a result of growing demand in the industry or other sectors. For example, the global semiconductor supply shortages have resulted, and may continue to result, in lower availability, longer lead times, increased prices for such components and increased competition for logistics services. Our supply chain operations span several geographies globally, and we are heavily dependent upon third party logistics and transportation services to deliver our products to customers. We have experienced, and expect to continue to experience, increased competition for and disruptions in logistics and transportation services due to transportation backlogs and labor shortages, which have resulted in longer lead times, increased prices, and surcharges and increased investments in critical components and higher overall costs to manage our supply chain logistics. Extended lead times and shortages could impair our ability to meet our customers' requirements, require us to pay higher prices or incur expedite fees, which would harm our business and negatively impact our gross margin and results of operations.
Adverse economic conditions in markets in which we operate may harm our business.
Unfavorable changes in U.S. and international economic environments may adversely affect our business and financial results. Concerns over the economic stability, the level of U.S. national debt, currency fluctuations and volatility, the growth of economies, unemployment, the availability and cost of credit, inflation levels, trade relations, energy costs and geopolitical uncertainty have contributed to increased volatility in the global economy and markets. During challenging economic times, and in tight credit markets, our customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, slower adoption of new technologies, and increased price competition, all of which could impact our results of operations and financial condition. In addition, if these factors are present they will cause us to be more cautious in evaluating potential acquisition opportunities, which could hinder our ability to grow through acquisition while conditions continue.
In addition, we are susceptible to risks related to natural disasters and the COVID-19 pandemic. In particular, the spread of COVID-19 globally could adversely affect our operations, including our manufacturing and supply chain, sales and marketing, and product development efforts depending on the availability of parts and potentially longer lead times. Our direct and indirect supply chain relies on manufacturing at, and transportation of products and materials to and from, facilities located throughout the world, and is accordingly subject to disruption or product contamination. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either globally or in any region in which we do business. The extent to which COVID-19 will continue to affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, the emergence of new variants, the efficacy of vaccines and other treatments, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, and could have an adverse effect on our business and financial condition.

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
Uncertain credit markets and concerns regarding the availability of credit could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. If the current situation deteriorates, our business could be negatively affected by factors such as reduced demand for our products resulting from a slow‑down or volatility in the general economy, supplier or customer disruptions and/or temporary interruptions in our ability to conduct day‑to‑day transactions through our financial intermediaries involving the payment to or collection of funds from our customers, vendors and suppliers.
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
We currently rely on our distributors or sub-distributors for a majority of our sales outside the United States. Some distributors also assist us with regulatory approvals and education of clinicians and government agencies. Our contracts with our distributors or sub-distributors do not assure us significant minimum purchase volume. If a contract with a distributor or sub-distributor is terminated for cause or by us for convenience, the distributor or sub-distributor will have no obligation to purchase products from us. We intend to continue our efforts to increase our sales in Europe, Asia, and other developed markets throughout the world. If we fail to sell our products through our international distributors, we would experience a decline in revenue unless we begin to sell our products directly in those markets. We may not be able to attract new international distributors to market our products effectively or provide timely and cost-effective customer support and service. Even if we are successful in selling our products through new distributors, the rate of growth of our revenue could be harmed if our existing distributors do not continue to sell a large dollar volume of our products. None of our existing distributors are obligated to continue selling our products.
We may be subject to foreign laws governing our relationships with our international distributors. These laws may require us to make payments to our distributors if we terminate our relationship for any reason, including for cause. Some countries require termination payments under local law or legislation that may require us to pay to terminate our contractual relationship with the distributor. Any required payments could adversely affect our operating results.
We have substantial international operations which are subject to numerous risks; if our international operations are not successful, our business will be adversely affected.
In 2021, approximately 39.6% of our sales were made outside the United States. We plan to expand our international sales and marketing efforts to increase sales of our products in foreign countries. We may not realize corresponding growth in revenue from growth in international unit sales, due to the lower average selling prices we receive on sales outside of the United States. Even if we are able to successfully expand our international selling efforts, we cannot be certain that we will be able to create or increase demand for our products outside of the United States. Our international operations are subject to other risks, which include:

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
•Difficulty in obtaining and maintaining foreign regulatory approval and complying with foreign regulations, including the EU Medical Device Regulations;
•Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;
•Decreased healthcare spending by foreign governments that would reduce international demand for our products;
•Strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because slightly less than half of our international sales are denominated in U.S. dollars;
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
Risks Related to Our Business and Operations
We depend upon key employees in a competitive market for skilled personnel, and, without retaining our existing employees and recruiting additional employees, we may not be able to grow or maintain profitability.
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
We previously identified a material weakness in our internal control over financial reporting in a prior period, and if we fail to maintain proper and effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act in the future, the accuracy and timeliness of our financial reporting may be adversely affected.
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
If other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, we may be unable to accurately report our consolidated financial results, or report them within the timeframes required by the SEC, we could receive an adverse opinion regarding our controls from our independent registered accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline.
The United Kingdom's withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business and operations.
The U.K. exited from the European Union on January 31, 2020 (often referred to as “Brexit”). On December 24, 2020, the U.K. and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. While the economic integration does not reach the level that existed during the time the U.K. was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the U.K. and the European Union are expected to continue in relation to the relationship between the U.K. and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long-term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and the European Union. It is still unclear what terms, if any, may be agreed within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. The withdrawal of the U.K. from the European Union could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, including in Ireland where we have significant manufacturing operations, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications Brexit would have and how it would affect the regulation applicable to our business globally and in the region. Any of these developments, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results. The impact on Natus from Brexit will depend, in part, on the application of the Trade and Cooperation Agreement and the outcome of other tariff, trade, regulatory and other negotiations. Although we have not observed a material financial impact or identified any trends or potential changes to critical accounting estimates as a result of Brexit at this time we will continue to assess the impact of Brexit on our business and operations, and on accounting and reporting considerations. The effects of Brexit and the application of the Trade and Cooperation Agreement could adversely affect our business, financial condition or future results.
Our operating results may suffer because of our exposure to foreign currency exchange rate fluctuations.
Substantially all of our sales contracts with our U.S. based customers provide for payment in U.S. dollars. With the exception of our Canadian operations, substantially all of the revenue and expenses of our foreign subsidiaries are denominated in the applicable foreign currency for the countries in which they operate. In the past, we have executed only limited foreign currency contracts to hedge these currency risks. Our future revenue and expenses may be subject to volatility due to exchange rate fluctuations that could result in foreign exchange gains and losses associated with foreign currency transactions and the translation of assets and liabilities denominated in foreign currencies.
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
Our credit facility permits interest on the outstanding principal balance to be calculated based on LIBOR. On July 27, 2017, the U.K. Financial Conduct Authority (the "FCA") announced that it will no longer require banks to submit rates for the calculation of LIBOR after June 2023, and the U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate ("SOFR"), which is currently intended to serve as alternative reference rate to LIBOR. SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated, and therefore is it unclear whether and when markets will adopt this rate as a widely accepted replacement for LIBOR. During the third quarter of 2020, we amended the terms of our credit facility to permit a transition of the reference rate from LIBOR upon the expiration of LIBOR or an earlier election by the parties to the credit facility. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Actions in the meantime, by the FCA, other regulators, or law enforcement agencies are expected to influence the method by which LIBOR is calculated. At this time, it is not possible to predict the effect of any such changes or any other reforms to LIBOR that may be enacted in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness that bear interest at a floating rate determined by reference to LIBOR.
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
Risks Related to Growth and Competition
Our operating results may decline if we do not succeed in developing, acquiring, and marketing additional products or improving our existing products.
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
Our business results depend on our ability to successfully manage ongoing strategic initiatives and business transformation to drive growth and achieve cost savings and operating efficiency.
Our financial goals assume a level of growth and increased productivity. If we are unable to deliver these expected improvements, or continue to invest in business growth, or if the volume and nature of change require additional resources, our business operations and financial results could be materially and adversely impacted. Our ability to successfully manage and execute these initiatives and realize the related profitability improvement in the amounts and at the times anticipated is important to our business success. Any failure to do so, which could result from our inability to successfully execute organizational change and business transformation plans, changes in global or regional economic conditions, competition, changes in the industries in which we compete, unanticipated costs or charges, loss of key personnel and other factors described herein, could have a material adverse effect on our businesses, financial condition and results of operations.
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
We have entered and expect in the future to enter into agreements with customers who purchase a high volume of our products. Our agreements with these customers may contain discounts from our normal selling prices and other special pricing considerations, which could cause our operating margins to decline. In addition, we have entered into agreements to sell our products to members of GPOs, which negotiate volume purchase prices for medical devices and supplies for member hospitals, group practices and other clinics. While we make sales directly to GPO members, the GPO members receive volume discounts from our normal selling price and may receive other special pricing considerations from us. Sales to members of all GPOs accounted for approximately 23.6%, 22.5% and 18.7% of our total revenue during 2021, 2020 and 2019, respectively. Certain other existing customers may be members of GPOs with which we do not have agreements. If we enter into agreements with new GPOs and some of our existing customers begin purchasing our products through those GPOs, our operating margins could decline.
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
We face competition from other companies in all our product lines. Our competitors range from small privately held companies to multinational corporations and their product offerings vary in scope and breadth. We do not believe that any single competitor is dominant in any of our product lines.
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
We expect recurring sales to our existing customers to generate much of our revenue in the future, and if our existing customers do not continue to purchase products from us, our revenue may decline.
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
We are also subject to new U.S. laws as well as laws and regulations in foreign countries covering data privacy and other protection of health and employee information that may be more onerous than previous corresponding U.S. laws. These laws and regulations impose technical and organizational measures to ensure the security of personal data and may require that we notify regulatory agencies, individuals or the public about any data security breaches. In particular, in the United States, the California Consumer Privacy Act of 2018 (“CCPA”) imposes a private right of action with damages of up to $750 per person in the event of certain data breaches. Other states are considering similar laws. As these laws and regulations develop in the United States and we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple cybersecurity laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business, and could expose us to significant civil damages.
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
Our ability to market and sell products depends upon receipt of domestic and foreign regulatory clearances of our products and successful inspections of our manufacturing operations. Our failure to obtain or maintain regulatory compliance could negatively affect our business.
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
The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The premarket approval application process is much more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data from preclinical studies and human clinical trials. The FDA may not grant either 510(k) clearance or premarket approval for any product we propose to market. Further, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, approval of a premarket approval application. The FDA requires every manufacturer to make this determination in terms of the classification of the modification, but the FDA may review any manufacturer’s decision at any time. If the FDA requires us to seek 510(k) clearance or premarket approval for modification of a previously cleared product for which we have concluded that new clearances or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe or effective.
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
Our business would be harmed if regulatory authorities determine that we have failed to comply with applicable regulations governing the manufacture of our products and/or if we are subject to enforcement actions such as seizure, injunction, fines or criminal prosecution.
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
A failure by us or our third party suppliers and manufacturers to comply with applicable regulations or to adequately respond to any future compliance issues raised by the FDA or regulatory agencies in other countries that we are subject to could result in sanctions being imposed on us, including, among other things, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, seizures or recalls of products and manufacturing restrictions, any of which could harm our business.
If we deliver products with defects, we may incur costs to repair and, possibly, recall that product and market acceptance of our products may decrease.
The manufacturing and marketing of our products involve an inherent risk of our delivering a defective product or products that do not otherwise perform as we expect. We may incur substantial expense to repair any such products and may determine to recall such a product, even if not required to do so under applicable regulations. Any such recall would be time consuming and expensive, diverting management's attention and resources. Product defects or recalls may adversely affect our customers’ acceptance of the recalled and other of our products.
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
Our business may suffer if we are required to revise our labeling or promotional materials, or if regulatory authorities take an enforcement action against us for promoting off-label use of our products.
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
In addition to the regulation of personal health information, a number of states have also adopted laws and regulations that may affect our privacy and data security practices for other kinds of PII, such as state laws that govern the use, disclosure and protection of personal information, such as social security numbers, or that are designed to protect credit card account data. State consumer protection laws, including the CCPA, which became effective on January 1, 2020, may also establish privacy and security standards for use and management of PII, including information related to customers, suppliers and care providers. The CCPA provides individuals certain rights regarding the collection or processing of personal data related to California residents, which may restrict our ability to use personal data, of California residents. Failure to comply with the CCPA could result in penalties of up to $7,500 per violation. Moreover, a new privacy law, the California Privacy Rights Act (“CPRA”) was approved by ballot initiative during the November 3, 2020 general election. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers' rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation. Additionally, the Federal Trade Commission, and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. The burdens imposed by the CCPA and other similar laws that have been or may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditures in order to comply.
Outside the United States, we are impacted by the privacy and data security requirements at the international, national, and regional level, and on an industry specific basis. We serve customers across the globe. Legal requirements in these countries relating to the collection, storage, handling and transfer of personal data and potentially intellectual property continue to evolve with increasingly strict enforcement regimes. More privacy and security laws and regulations are being adopted, and more are being enforced, with potential for significant financial penalties. In the European Union, increasingly stringent data protection and privacy rules that will have substantial impact on the use of patient data across the healthcare industry became effective in May 2018. The European Union General Data Protection Regulation (“GDPR”) applies uniformly across the European Union and to businesses in other countries that target European Union residents and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The GDPR also requires companies processing personal data of individuals, including employees, residing in the European Union to comply with European Union privacy and data protection rules. Other international jurisdictions have issued privacy laws that mirror many of the requirements of GDPR. As we expand our international operations, we may be required to expend significant time and resources to put in place additional mechanisms to ensure compliance with multiple data privacy laws. Failure to comply with these laws may result in significant fines and other administrative penalties and harm our business.
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
The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the rules promulgated by the SEC thereunder require companies, including Natus, to disclose the existence in their products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries. These rules require investigative efforts, which has and will continue to cause us to incur associated costs, could adversely affect the sourcing, availability and pricing of minerals used in our products and may cause reputational harm if we determine that certain of our components contain such conflict minerals or if we are unable to alter our processes or sources of supply to avoid using such materials, all of which could adversely impact sales of our products and results of operations.
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
As a result of increased scrutiny and reporting requirements from customers, shareholders, investors, and government agencies related to environmental, social, and governance (“ESG”) compliance objectives, our organization may be subject to reputational harm and/or monetary impact for any ESG non-compliance or slow progression to ESG compliance.
Organizations are being challenged with a heightened focus related to current and rapidly evolving corporate ESG-related initiatives by its customers, vendors, shareholders, investors, and governmental agencies. Compliance with ESG objectives and expectations may require us to incur additional and ongoing costs and resources, which may have an adverse effect on our business, financial condition and results of operations. Certain influential institutional investors are increasing their focus on ESG practices and are placing importance on the implications and social cost of their investments. If our ESG practices do not meet the standards set by these stockholders, they may choose not to invest in our common stock or if our peer companies outperform us in their ESG initiatives, potential or current investors may elect to invest with our competitors instead. If our organization's ESG practices do not meet or are slow to comply with ESG-imposed standards by interested parties, then our reputation, stock price, growth, employee retention, and customers' and vendors' willingness to do business with us may be negatively impacted for non-compliance or delay in compliance.
If we don’t have a diverse and inclusive environment where our global teammates feel a sense of belonging it may impede our ability to produce innovative products through diversity of perspectives, serve our diverse customers/patients and attract, develop and retain diverse and talented teammates.
Our organization is committed to supporting an environment where we create a sense of safety, respect and belonging where diverse perspectives are valued and encouraged regardless of race, gender association, sexual orientation, age, religion, ethnic origin, national origin and any unique characteristics. There can be no assurances that our initiatives to foster and create a sense of belonging and fair treatment with a diverse workforce will be successful. A failure to adopt or maintain competitive policies and practices that enhance our workplace culture, such as those related to diversity and inclusion, could adversely impact our ability to attract, develop and retain teammates, cause us reputation harm and negatively affect our operations and financial results.

Risks Related to our Intellectual Property and Potential Litigation
We may not be able to preserve the value of our intellectual property because we may not be able to protect access to it or we may lose our intellectual property rights due to expiration of our licenses or patents.
If we fail to protect our intellectual property rights or if our intellectual property rights do not adequately cover the technology we employ, other medical device companies could sell products with features similar to ours, and this could reduce demand for or perceived value of our products. We protect our intellectual property through a combination of patent, copyright, trade secret and trademark laws. Despite our efforts to protect our proprietary rights, others may attempt to copy or otherwise improperly obtain and use our products or technology. Policing unauthorized use of our technology is difficult and expensive, and we cannot be certain that the steps we have taken will prevent misappropriation. Our means of protecting our proprietary rights may be inadequate. Enforcing our intellectual property rights could be costly and time consuming and may divert our management’s attention and resources. Failing to enforce our intellectual property rights could also result in the loss of those rights.
Our financial results may suffer if we were subject to a protracted infringement or products liability litigation.
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
In addition, the sale and use of our products could lead to the filing of a product liability claim by someone claiming to have been injured using one of our products or claiming that one of our products failed to perform properly. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business reputation or financial condition. Our product liability insurance may not protect our assets from financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing any coverage in the future.
We license intellectual property rights from third parties and would be adversely affected if our licensors do not appropriately defend their proprietary rights or if we breach any of the agreements under which we license commercialization rights to products or technology from others.
We license rights from third parties for products and technology that are important to our business. If our licensors are unsuccessful in asserting and defending their proprietary rights, including patent rights and trade secrets, we may lose the competitive advantages we have through selling products that we license from third parties. Additionally, if it is found that our licensors infringe on the proprietary rights of others, we may be prohibited from marketing our existing products that incorporate those proprietary rights. Under our licenses, we are subject to commercialization and development, sublicensing, royalty, insurance, and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license.

ITEM 1B.    Unresolved Staff Comments.
None.
ITEM 2.    Properties
Our corporate headquarters is located in Middleton, Wisconsin, in a facility covering 121,000 square feet pursuant to a lease that expires in April 2024.
We also utilize the following properties:
Company-owned Facilities:
•62,400 square feet in Gort, Ireland, utilized substantially for manufacturing; and
•40,000 square feet in Oakville, Ontario, Canada, primarily utilized for research and development and technical support.
Leased Facilities:
Following is a listing of our most significant leased properties; we have a number of smaller facilities under lease in various countries where we operate.
•55,400 square feet in Taastrup, Denmark, pursuant to a lease with the option to terminate with six months-notice beginning January 2022, that is utilized for manufacturing, research and development, marketing and sales, and general and administrative;
•38,300 square feet in San Diego, California, pursuant to a lease that expires in June 2022, that is utilized substantially for manufacturing; and
•25,100 square feet in Schaumburg, Illinois, pursuant to a lease that expires in November 2026, that is utilized substantially for marketing and sales.
•8,200 square feet in Pleasanton, California, our previous headquarters, pursuant to a lease that expires in January 2025, that is utilized substantially for administrative services.
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

	High	Low
Fiscal Year Ended December 31, 2021:
Fourth Quarter	$28.65	$21.87
Third Quarter	27.54	22.54
Second Quarter	29.70	24.97
First Quarter	27.97	19.93
Fiscal Year Ended December 31, 2020:
Fourth Quarter	$21.98	$16.60
Third Quarter	22.99	16.38
Second Quarter	26.97	20.25
First Quarter	34.67	18.91
As of February 18, 2022, there were 34,408,154 shares of our common stock issued and outstanding and held by approximately 118 stockholders of record. We estimate that there are approximately 13,770 beneficial owners of our common stock.
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
The following graph shows a comparison, from January 1, 2016 through December 31, 2021, of cumulative total return for our common stock, the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year Ending Dec 31, 2021
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Natus Medical Inc.
NASDAQ Composite - Total Returns
S&P 500 Health Care Equipment Index

		2016	2017	2018	2019	2020	2021
Natus Medical Incorporated	Return %	—	9.77	(10.92)	(3.06)	(39.25)	18.41
	Cum $	100.00	109.77	97.78	94.79	57.58	68.19
NASDAQ Composite-Total Returns	Return %	—	29.64	(2.84)	36.69	44.92	22.18
	Cum $	100.00	129.64	125.96	172.18	249.51	304.85
S&P 500 Health Care Equipment Index	Return %	—	30.90	16.24	29.32	17.63	19.35
	Cum $	100.00	130.90	152.15	196.77	231.46	276.26

Purchases of Equity Securities by the Issuer

In December 2019, the Board of Directors approved a share repurchase program, which authorized the repurchase from time to time of up to a maximum of $50.0 million of our outstanding common stock. The program expired on December 12, 2021.

ITEM 6.    [Reserved]
Not applicable

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
Year 2021 Overview
Our consolidated revenue increased by $57.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was driven by an increase in demand for our Neuro and Hearing and Balance products as a result of the recovery from the impact of the COVID-19 global pandemic.
Net income was $13.2 million, or $0.39 per share in the year ended December 31, 2021, compared with net loss of $16.6 million, or $0.49 per share in the prior year. This increase in income was primarily driven by higher revenue resulting from the recovery of the impact of the COVID-19 pandemic on global demand for our products, a more profitable mix of revenue and impairment of intangibles related to end of sale products in 2020, not repeating to the same level in 2021. This was partly offset by an increase in operating expenses as we returned closer to more normal operating levels of the business related to the impact of the COVID-19 global pandemic. We generated cash flow from operations of $64.0 million.
COVID-19 Update
Healthcare providers and patients continue to depend on our products and services every day. Our team members and partners are continuing to maintain our supply chain, manufacturing and delivery of our products and services. The health and welfare of our employees, our customers and our partners remain our top priority as we continue our business operations.
We have implemented safeguards in our facilities to protect team members, including social distancing practices, work from home and other measures consistent with specific regulatory requirements and guidance from health authorities. As an essential supplier of healthcare products and services, all of our manufacturing, engineering, sales and customer support functions remain fully operational and will continue to support customers with vital supplies, service and equipment. Supply chain delays and constraints have impacted our ability to ship products in the last few quarters. We are working with our suppliers to reduce constraints by providing forecasts further into the future and closely monitoring and communicating changes in the forecast, however we remain uncertain of when the supply chain will stabilize.
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
Liquidity
In the first quarter of 2020 we drew $60.0 million on our credit line as a precaution to ensure we have the necessary capital to continue to reliably serve our customers during an extended period of uncertainty. During the third quarter of 2020 we amended our Credit Agreement which extended the maturity date of the original agreement from September 23, 2021 to September 25, 2023, reduced the aggregate revolving credit facility from $225.0 million to $150.0 million, and amended certain covenants. During 2021, we repaid the full outstanding debt balance under our Credit Agreement and continued to maintain a strong cash position ending the period with $75.6 million in cash.
While we believe that we have sufficient liquidity to operate the Company for the foreseeable future, we are evaluating additional measures we could take to further enhance our liquidity position should negative economic conditions deteriorate for an extended period of time.
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
Government Grants
Various government programs have been established to provide financial relief for businesses affected by COVID-19 including the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) under the COVID-19 Economic Response Plan in Canada. We received $4.1 million for payroll subsidies under CEWS and CERS for the year ended December 31, 2021. Our policy is to account for these subsidies in the same manner as an offset to the expense they relate to in the period in which we are reasonably assured to receive payment. For the year ended December 31, 2021 we recognized reductions of $0.5 million in cost of sales, $1.7 million in marketing and selling expense, $1.7 million in research and development expense, and $0.2 million in general and administrative expense in the condensed consolidated statement of operations for these subsidies.
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
Travel restrictions have forced most customer and external partner collaboration to online technology. Using this technology has enabled us to continue operations without incident. However, in-person customer engagement as well as physical presence in laboratory settings is returning and becoming more frequent.
Critical Accounting Estimates
We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In so doing, we must often make estimates and use assumptions that can be subjective and, consequently, our actual results could differ from those estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Our estimates are based on our historical experience and a variety of other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates, assumptions, and judgements on a regular basis.
We believe that the following critical accounting estimates require the use of significant assumptions and judgments to have a full understanding of our financial statements. By their nature, these estimates and judgements are subject to an inherent degree of uncertainty. The use of different estimates, assumptions, and judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period.
Inventory Valuation
Inventories are carried at the lower of cost or net realizable value, with cost being determined using the first-in, first-out method. The carrying value of our inventory is reduced for any difference between cost and estimated net realizable value of the inventory. We determine net realizable value by evaluating ending inventories for excess quantities, obsolescence, and other factors that could impact our ability to consume inventory for its intended use. The estimate for inventory valuation includes significant assumptions that have a high degree of subjectivity. For example, our evaluation includes an analysis of historical sales by product including judgements with respect to projections of future demand by product and qualitative analysis of obsolescence by product based on expectations from operations. Adjustments to the value of inventory establish a new cost basis and are considered permanent even if circumstances later suggest that increased carrying amounts are recoverable. If demand is higher than expected, we may sell inventory that had previously been written down.

Results of Operations
The following table sets forth for the periods indicated selected consolidated statement of income data as a percentage of total revenue. Our historical operating results are not necessarily indicative of the results for any future period.

	Percent of Revenue Years Ended December 31,
	2021	2020	2019
Revenue	100.0%	100.0%	100.0%
Cost of revenue	40.8%	44.7%	39.7%
Intangibles amortization	1.4%	3.2%	1.4%
Gross profit	57.8%	52.1%	58.9%
Operating expenses:
Marketing and selling	24.5%	25.8%	26.1%
Research and development	11.9%	14.7%	11.9%
General and administrative	11.1%	11.8%	12.0%
Intangibles amortization	3.6%	3.7%	3.1%
Restructuring	1.6%	0.9%	9.0%
Total operating expenses	52.8%	56.9%	62.1%
Income (loss) from operations	5.0%	(4.9)%	(3.2)%
Other expense, net	(0.9)%	(0.5)%	(1.1)%
Income (loss) before provision (benefit) for income tax	4.1%	(5.3)%	(4.3)%
Provision (benefit) for income tax expense	1.3%	(1.3)%	(1.1)%
Net income (loss)	2.8%	(4.0)%	(3.2)%
Comparison of 2021 and 2020
Revenue

	Years ended December 31,
	2021	2020	Change
Neuro
Devices and Systems	$220,929	$179,464	23%
Supplies	63,838	56,275	13%
Total Neuro Revenue	284,767	235,739	21%
Newborn Care
Devices and Systems	55,174	52,284	6%
Supplies	33,710	36,174	(7)%
Services	16,139	16,566	(3)%
Total Newborn Care Revenue	105,023	105,024	—%
Hearing & Balance
Devices and Systems	$78,652	$70,738	11%
Supplies	4,996	4,183	19%
Total Hearing & Balance Revenue	83,648	74,921	12%
Total Revenue	$473,438	$415,684	14%
For the year ended December 31, 2021, Neuro revenue increased by 21% compared to the prior year. Devices and Systems revenue increased by 23% and Supplies revenue increased by 13% compared to the prior year primarily due to the recovery from the impact of the global COVID-19 pandemic, as non-emergent procedures were halted in 2020.
For the year ended December 31, 2021, Newborn Care revenue remained flat compared to the prior year. Devices and Systems revenue increased by 6% due primarily to the recovery from the impact of the global COVID-19 pandemic, particularly in our Hearing Screening business. Supplies revenue decreased 7% compared to the prior year primarily due to lower Hearing Screening supplies shipments, mostly due to production and supply chain constraints. Services revenue decreased by 3% compared to the prior year due to lower revenue from our Newborn Care business.
For the year ended December 31, 2021, Hearing & Balance revenue increased 12% compared to the prior year. Devices and Systems revenue increased by 11% compared to the prior year, particularly in our Hearing Assessment and Fitting businesses. Supplies revenue increased by 19% compared to the prior year, particularly in our Fitting business. The increases are primarily due to the recovery from the impact of the global COVID-19 pandemic, as non-emergent procedures were halted in 2020.
Cost of Revenue and Gross Profit

	Years ended December 31,
	2021	2020
Revenue	$473,438	$415,684
Cost of revenue	193,015	185,912
Intangibles amortization	6,743	13,241
Gross profit	273,680	216,531
Gross profit percentage	57.8%	52.1%
For the year ended December 31, 2021, our gross profit as a percentage of sales increased by 5.7% compared to the prior year. This increase was primarily attributable to higher revenue resulting from a partial recovery from the impact of the COVID-19 pandemic, a more profitable mix of product shipments, lower inventory scrap and lower amortization relating to an impairment of a product line during 2020.
Operating Costs

	Years ended December 31,
	2021	2020
Marketing and selling	$116,014	$107,282
Percentage of revenue	24.5%	25.8%
Research and development	$56,306	$61,296
Percentage of revenue	11.9%	14.7%
General and administrative	$52,753	$49,113
Percentage of revenue	11.1%	11.8%
Intangibles amortization	$17,129	$15,224
Percentage of revenue	3.6%	3.7%
Restructuring	$7,699	$3,809
Percentage of revenue	1.6%	0.9%
Marketing and Selling
Marketing and selling expenses increased during the year ended December 31, 2021 as compared to the prior year. The increase in expenses is mainly attributable to higher expenses as we moved towards more normal operating levels of the business, as compared to the impact of COVID-19, in the prior year which caused increases in travel expense, tradeshow and other events, payroll, commissions, and service expenses.
Research and Development
Research and development expenses decreased during the year ended December 31, 2021 compared to the prior year. The decrease relates to lower project spend for Medical Device Regulation compliance, consulting and testing, and remediation partly offset by increased spending on new product development.
General and Administrative
General and administrative expenses increased during the year ended December 31, 2021 compared to the prior year. This increase was due to more normal operating levels of the business as we recover from the impact of the global COVID-19 pandemic, resulting in increases in payroll expenses and outside services.

Intangibles Amortization
Intangibles amortization increased for the year ended December 31, 2021 compared to the prior year due to an intangible impairment of $2.0 million relating to the Babybe acquisition.
Restructuring
Restructuring costs increased during the year ended December 31, 2021 compared to the prior year. This increase was driven by costs of approximately $6.9 million associated with the Company’s executive management transition, which were primarily comprised of accelerated vesting of stock compensation, severance expense, and sign-on bonus.
Other Income (Expense), net
Other income (expense), net consists of interest income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. We reported other expense, net of $4.4 million in the year ended December 31, 2021, compared to $1.9 million in the prior year. We reported $2.0 million of foreign currency exchange losses in the year ended December 31, 2021 versus $2.0 million of foreign currency gains in the prior year. Interest expense was $1.9 million in the year ended December 31, 2021 compared to $3.7 million in the prior year. The reduction in interest expense was driven by accelerated payments on and full repayment of our outstanding third-party bank debt. Other miscellaneous income and expense consisted primarily of a loss on our equity method investment of $0.6 million in the year December 31, 2021.
Provision for Income Tax
The effective tax rate (“ETR”) for the year ended December 31, 2021 was 31.9% as compared to 24.7% for the prior year. Significant items that impact the effective tax rate are the change in geographic mix of income and adjustments and reversals of uncertain tax positions.

For discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
As of December 31, 2021, we had cash and cash equivalents outside the U.S. in certain of our foreign operations of $30.3 million. We intend to permanently reinvest this cash held by our foreign subsidiaries except for Excel-Tech and Natus Ireland subsidiaries, which we intend to repatriate. If, however, a portion of these permanently reinvested funds were needed and distributed to our operations in the United States, we may be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the location from where the funds were repatriated.
We have a Credit Agreement with JP Morgan Chase Bank (“JP Morgan”), Citibank, NA (“Citibank”) and Wells Fargo Bank, National Association (“Wells Fargo”). During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement and to reduce the aggregate value of revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility.
The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. As of December 31, 2021 we had no outstanding balance under the Credit Facility.

	December 31, 2021	December 31, 2020	December 31, 2019
Cash, cash equivalents, and investments	$75,595	$82,082	$63,297
Debt	—	55,840	54,665
Working capital	162,690	125,950	126,928

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net cash provided by operating activities	$63,995	$34,426	$60,060
Net cash used in investing activities	(1,946)	(12,606)	(5,339)
Net cash used in financing activities	(60,662)	(10,877)	(48,532)
Comparison of 2021, 2020, and 2019
During 2021 cash generated from operating activities of $64.0 million was the result of $13.2 million of net income, non-cash adjustments to net income of $43.5 million, and net cash outflows of $7.3 million from changes in operating assets and liabilities. The non-cash adjustments were $28.1 million of depreciation and amortization expense, $14.2 million from share-based compensation, $4.0 million of warranty reserves, and $0.2 million of accounts receivable reserves, offset by deferred taxes of $4.4 million. Cash used in investing activities during the period was $1.9 million and consisted of cash used of $3.6 million to acquire other property and equipment, and $1.0 million of equity method investments offset by $2.7 million of proceeds from disposal of assets held for sale. Cash used in financing activities during the year ended December 31, 2021 was $60.7 million and consisted of repayments of $57.0 million of our outstanding debt under the Credit Facility, $4.1 million for taxes paid related to net share settlement of equity awards, $0.4 million of principal payments of financing lease liability, offset by proceeds from stock option exercises and Employee Stock Purchase Program (“ESPP”) purchases of $0.9 million.
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
As of December 31, 2021, we have unconditional purchase obligations of $136.5 million that payments are due within the next year and $41.9 million due within one to three years. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amount does not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. This does not include obligations under employment agreements for services rendered in the ordinary course of business.
As of December 31, 2021, we have estimated interest payments of $1.2 million due less than one year and $1.0 million due within one to three years. These interest payments are an estimate of expected interest payments but could vary materially based on the timing of future loan draws and payments. See Note 11 of our Consolidated Financial Statements for further discussion on debt and credit arrangements.
As of December 31, 2021, we have $5.60 million of tax obligation relating to repatriation tax. The repatriation tax is a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 due to the enactment in December 2017 of the Tax Act.

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, therefore contractual obligations exclude any potential tax payments related to our ASC 740 liability for uncertain positions. See Note 17 of our Consolidated Financial Statements for further discussion on income taxes.
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
All of the potential changes noted above are based on sensitivity analyses performed on our financial position as of December 31, 2021. Actual results may differ as our analysis of the effects of changes in interest rates does not account for, changes in the relationship between short-term and long-term interest rates.

Interest Rate Risk
    In 2018, we entered into an interest rate swap agreement with a notional amount of $40.0 million, designated as a cash flow hedge, to hedge the variability of cash flows in interest payments associated with our floating-rate debt. This interest rate swap agreement matured in September 2021 and converted a portion of our LIBOR floating-Rate debt to fixed-rate debt. We do not have plans to enter into another interest rate swap agreement at this time.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that as of December 31, 2021 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting.
Our independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and also audited the effectiveness of our internal control over financial reporting as of December 31, 2021. KPMG LLP’s report over effectiveness of our internal control over financial reporting is included herein in Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the Company's fourth quarter of 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on Internal Control Over Financial Reporting
We have audited Natus Medical Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
San Francisco, California
February 25, 2022

ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
We will provide information that is responsive to this Part III in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”) or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Part III by reference.
ITEM 10.    Directors, Executive Officers, and Corporate Governance
We will provide certain other information that is responsive to this Item 10 in our 2022 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 10 by reference.
Audit Committee and Audit Committee Financial Expert
The members of the Audit Committee of our Board of Directors are Ilan Daskal, Eric J. Guerin, and Alice D. Schroeder. Our Board of Directors has determined that Ilan Daskal is an audit committee financial expert as defined in Item 407(d) of Regulation S-K. All of the members of our audit committee are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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

ITEM 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our 2022 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 11 by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth information about the number of shares of common stock that can be issued under our 2021 Stock Awards Plan as of December 31, 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, Awards and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, Awards and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	860,966	$22.84	2,917,938
Equity compensation plans not approved by security holders	—	—	—
Total	860,966	22.84	2,917,938

We will provide certain other information that is responsive to this Item 12 in our 2022 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 12 by reference.
ITEM 13.     Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our 2022 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 13 by reference.
ITEM 14.     Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our 2022 Proxy Statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated into this Item 14 by reference.
PART IV
ITEM 15.    Exhibits, Financial Statement Schedules
(a)(2) Financial Statement Schedule
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2021, 2020 and 2019
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2021
Allowance for doubtful accounts	$6,213	$181	$(1,123)	$5,271
Valuation allowance	969	—	(35)	934
Warranty reserve	5,195	3,989	(3,142)	6,042
Year ended December 31, 2020
Allowance for doubtful accounts	$7,384	$1,190	$(2,361)	$6,213
Valuation allowance	606	363	—	969
Warranty reserve	6,404	2,009	(3,218)	5,195
Year ended December 31, 2019
Allowance for doubtful accounts	$6,960	$4,262	$(3,838)	$7,384
Valuation allowance	637	—	(31)	606
Warranty reserve	9,391	3,949	(6,936)	6,404
(a)(3) Exhibits
The Exhibits listed in the Index to Exhibits, which appears immediately preceding the signature page and is incorporated herein by reference, are filed as part of this 10-K.

NATUS MEDICAL INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Natus Medical Incorporated:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Natus Medical Incorporated and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II: Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of net realizable value adjustments for excess or obsolete inventory
As discussed in Note 4 to the consolidated financial statements, the Company had inventory with a carrying value of $81.4 million at December 31, 2021, of which $67.7 million is classified as current and $13.7 million is classified as non-current. As discussed in Note 1 to the consolidated financial statements, the Company reduces the carrying value of inventory for any differences between its cost and estimated net realizable value. Net realizable value is estimated by evaluating ending inventories for excess quantities, obsolescence, and other factors that potentially impact the Company’s ability to consume its inventory. In making its estimate of net realizable value, the Company’s evaluation includes an analysis of historical sales by product, projections of future demand by product, and obsolescence by product.
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

/s/ KPMG LLP
We have served as the Company's auditor since 2014.

San Francisco, California
February 25, 2022

NATUS MEDICAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$75,595	$82,082
Accounts receivable, net of allowance for doubtful accounts of $5,271 and $6,213	111,760	93,133
Inventories	67,745	75,650
Prepaid expenses and other current assets	22,191	20,837
Total current assets	277,291	271,702
Property and equipment, net	21,783	24,516
Operating lease right-of-use assets	9,288	11,669
Intangible assets, net	65,513	92,741
Goodwill	148,657	151,299
Deferred income tax	23,161	27,563
Other assets	18,595	20,904
Total assets	$564,288	$600,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,405	$23,429
Current portion of long-term debt	—	50,000
Current portion of operating lease liabilities	4,964	6,779
Accrued liabilities	48,135	44,236
Deferred revenue	25,097	21,308
Total current liabilities	114,601	145,752
Long-term liabilities:
Other liabilities	17,237	18,451
Long-term debt	—	5,840
Operating lease liabilities	6,567	8,959
Deferred income tax	1,133	10,298
Total liabilities	139,538	189,300
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; shares issued and outstanding 34,225,682 in 2021 and 33,911,703 in 2020	353,737	342,828
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2021 and in 2020	—	—
Retained earnings	84,486	71,309
Accumulated other comprehensive loss	(13,473)	(3,043)
Total stockholders’ equity	424,750	411,094
Total liabilities and stockholders’ equity	$564,288	$600,394
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$473,438	$415,684	$495,175
Cost of revenue	193,015	185,912	196,551
Intangibles amortization	6,743	13,241	6,916
Gross profit	273,680	216,531	291,708
Operating expenses:
Marketing and selling	116,014	107,282	129,109
Research and development	56,306	61,296	58,733
General and administrative	52,753	49,113	59,649
Intangibles amortization	17,129	15,224	15,144
Restructuring	7,699	3,809	44,739
Total operating expenses	249,901	236,724	307,374
Income (loss) from operations	23,779	(20,193)	(15,666)
Other expense, net	(4,424)	(1,872)	(5,591)
Income (loss) before provision (benefit) for income tax	19,355	(22,065)	(21,257)
Provision (benefit) for income tax	6,178	(5,452)	(5,586)
Net income (loss)	$13,177	$(16,613)	$(15,671)
Net income (loss) per share:
Basic	$0.39	$(0.49)	$(0.47)
Diluted	$0.39	$(0.49)	$(0.47)
Weighted average shares used in the calculation of net income (loss) per share:
Basic	33,670	33,562	33,696
Diluted	33,974	33,562	33,696
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	13,177	(16,613)	(15,671)
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,640)	13,205	(1,576)
Interest rate swap designated as a cash flow hedge	119	27	(180)
Reclassification of losses on interest rate swap designated as a cash flow hedge	91	—	—
Reclassification of stranded tax effects upon adoption of ASU 2018-02	—	—	(1,332)
Reclassification of deferred foreign currency related adjustments related to the sale of Medix (See FN 22)	—	—	24,845
Total other comprehensive income (loss)	(10,430)	13,232	21,757
Comprehensive income (loss)	$2,747	$(3,381)	$6,086
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2018	33,804,379	$334,215	$102,261	$(38,032)	$398,444
Reclassification of stranded tax effects for ASU 2018-02	—	—	1,332	(1,332)	—
Vesting of restricted stock units	42,130	—	—	—	—
Net issuance of restricted stock awards	175,833	—	—	—	—
Employee stock purchase plan	53,839	1,354	—	—	1,354
Stock-based compensation expense	—	8,315	—	—	8,315
Taxes paid related to net share settlement of equity awards	(51,784)	(1,689)	—	—	(1,689)
Exercise of stock options	124,303	2,281	—	—	2,281
Other comprehensive income	—	—	—	23,089	23,089
Net loss	—	—	(15,671)	—	(15,671)
Balances, December 31, 2019	34,148,700	$344,476	$87,922	$(16,275)	$416,123
Vesting of restricted stock units	14,033	—	—	—	—
Net issuance of restricted stock awards	204,057	—	—	—	—
Employee stock purchase plan	73,347	1,314	—	—	1,314
Stock-based compensation expense	—	9,527	—	—	9,527
Repurchase of company stock	(465,117)	(10,495)	—	—	(10,495)
Taxes paid related to net share settlement of equity awards	(63,317)	(1,994)	—	—	(1,994)
Other comprehensive income	—	—	—	13,232	13,232
Net loss	—	—	(16,613)	—	(16,613)
Balances, December 31, 2020	33,911,703	$342,828	$71,309	$(3,043)	$411,094
Vesting of restricted stock units	205,082	—	—	—	—
Net issuance of restricted stock awards	252,064	—	—	—	—
Employee stock purchase plan	28,158	611	—	—	611
Stock-based compensation expense	—	14,161	—	—	14,161
Taxes paid related to net share settlement of equity awards	(183,112)	(4,107)	—	—	(4,107)
Exercise of stock options	11,787	244	—	—	244
Other comprehensive income	—	—	—	(10,430)	(10,430)
Net loss	—	—	13,177		13,177
Balances, December 31, 2021	34,225,682	$353,737	$84,486	$(13,473)	$424,750
The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$13,177	$(16,613)	$(15,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on accounts receivable	181	1,190	4,262
Depreciation and amortization	28,091	28,115	30,722
Loss on commencement of sales-type leases	3	1,881	—
Loss on equity method investment adjustment	602	133	—
(Gain) Loss on disposal of property and equipment	(1,426)	268	449
Impairment of intangible assets	2,004	6,678	—
Impairment of property and equipment	279	—	—
Impairment charge for sale of entity	—	—	24,571
Warranty reserve	3,989	2,009	2,886
Stock-based compensation	14,161	9,566	8,352
Non cash lease expense	—	1,353	—
Deferred taxes	(4,386)	(1,577)	(5,364)
Changes in operating assets and liabilities, net of assets and liabilities acquired in acquisitions:
Accounts receivable	(13,111)	17,651	7,139
Inventories	4,830	1,939	7,185
Other assets	(1,880)	(1,055)	(2,486)
Accounts payable	13,530	(4,523)	(1,367)
Accrued liabilities	(507)	(13,427)	(4,010)
Deferred revenue	4,458	838	3,392
Net cash provided by operating activities	63,995	34,426	60,060
Investing activities:
Acquisition of businesses, net of cash acquired	—	(1,997)	—
Acquisition of property and equipment	(3,620)	(8,609)	(5,326)
Acquisition of intangible assets	—	—	(13)
Proceeds from sale of property and equipment	2,674	—	—
Purchases of equity investments	(1,000)	(2,000)	—
Net cash used in investing activities	(1,946)	(12,606)	(5,339)
Financing activities:
Proceeds from stock option exercises and ESPP	855	1,314	3,635
Principal payments of financing lease liability	(410)	(527)	(478)
Repurchase of company stock	—	(10,495)	—
Taxes paid related to net share settlement of equity awards	(4,107)	(1,994)	(1,689)
Proceeds from long-term borrowings	—	60,000	—
Deferred debt issuance costs	—	(1,175)	—
Payments on borrowings	(57,000)	(58,000)	(50,000)
Net cash used in financing activities	(60,662)	(10,877)	(48,532)
Exchange rate effect on cash and cash equivalents	(7,874)	7,842	735
Net increase (decrease) in cash and cash equivalents	(6,487)	18,785	6,924
Cash and cash equivalents, beginning of year	82,082	63,297	56,373
Cash and cash equivalents, end of year	$75,595	$82,082	$63,297
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,180	$3,110	$4,580
Cash paid for income taxes	$3,782	$6,825	$6,445
Non-cash investing activities:
Property and equipment included in accounts payable	$56	$(51)	$69
Inventory transferred to property and equipment	$1,167	$1,303	$300
Transfer of leased assets to sales-type leases	$13	$4,107	$—
 The accompanying notes are an integral part of these Consolidated Financial Statements.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020 and 2019
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
Years Ended December 31, 2021, 2020 and 2019
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
Goodwill is tested for impairment at the reporting unit level. Our three strategic business units, Neuro, Newborn Care and Hearing & Balance are consolidated into one unit. We have concluded that we have one operating segment and one reporting unit for purposes of goodwill impairment testing in 2021, 2020, and 2019.
In accordance with accounting standards we perform a qualitative assessment to test goodwill for impairment prior to the performing the first step of the goodwill impairment process. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit.
Based on the qualitative assessment in 2021, 2020, and 2019, we determined the fair value of goodwill was more likely than not greater than its carrying amount, and no further analysis was needed.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
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
Operating Leases
Under the terms of the exclusive supply agreement, hospitals where we were previously providing hearing screening services were provided the option to transition to the exclusive supply agreement. Hospitals which chose to transition continued to use their existing Natus hardware. Based on the remaining useful life of the existing hardware and the date new hardware is supplied after the commencement of the lease, some of these leases were classified as operating leases.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
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
We grant market stock unit (“MSU”) awards to certain employees. We estimate the fair value of MSUs at the date of grant using a Monte Carlo simulation model and amortize those fair values over the requisite service period, which is generally three years. The Monte Carlo simulation model that we use to estimate the fair value of market-based MSUs at the date of grant incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based MSUs, which is determined at the date of grant, must be recognized as compensation expense even if the market condition is not achieved. However, the number of shares that ultimately vest can vary significantly with the achievement of the specified market criteria.
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
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. Cash is reported at its fair value on the balance sheet dates. The recorded carrying amounts of accounts receivable and accounts payable approximate their fair values due to the short-term maturities.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over estimated useful lives of the respective assets, which are three to five years for office furniture and equipment, computer software and hardware, demonstration and loaned equipment, and 30 to 40 years for buildings. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvement. Land is not depreciated. Costs associated with acquiring and installing software to be used for internal purposes are capitalized and amortized on a straight-line basis over three years.
Research & Development Costs
Costs incurred in research and development are charged to operations as incurred.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
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
Foreign Currency
The functional currency of our subsidiaries outside of North America is generally the local currency of the country where the subsidiary is located. Accordingly, foreign currency translation adjustments relating to the translation of foreign subsidiary financial statements are included as a component of accumulated other comprehensive loss. We have recorded $(10.6) million, $13.2 million, and $(1.6) million of foreign currency translation gains (losses) for the years ended December 31, 2021, 2020 and 2019, respectively.
Gains and losses from transactions denominated in currencies other than the functional currencies are included in other income and expense. In 2021, 2020, and 2019, net foreign currency transaction gains (losses) were $(2.0) million, $2.0 million, and $(0.8) million, respectively. Foreign currency gains and losses result primarily from fluctuations in the exchange rate between the U.S. dollar, Canadian dollar, Euro, British pound, and Danish kroner.
We divested our wholly owned subsidiary, Medix, on April 2, 2019 via a stock sale. Included in the year ended December 31, 2019 is the impact of the sale of Medix, which was completed as of June 30, 2019, and the deferred foreign currency related translation adjustments previously in accumulated other comprehensive income have been released from the balance sheet along with the held for sale accrual (See Note 22 - Sale of a Certain Subsidiary).
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. This update improves consistency by amending the Codification to include all disclosure guidance in appropriate disclosure sections. Also, the update clarifies application of various provisions in the Codification by amending and adding new headings, cross-referencing to other guidance, and refining or correcting terminology. ASU 2020-10 was effective for annual period starting December 15, 2020. The adoption of this ASU did not have an impact on our consolidated financial statements.
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

The following table summarized the changes in the contract assets and contract liability balances for the year ended December 31, 2021 (in thousands):

Unbilled AR, December 31, 2020	$1,925
Additions	58
Transferred to Trade Receivable	(1,731)
Unbilled AR, December 31, 2021	$252

Deferred Revenue, December 31, 2020	$25,723
Additions	24,053
Revenue Recognized	(19,679)
Deferred Revenue, December 31, 2021	$30,097
    At December 31, 2021, the contract assets of $0.3 million were included in accounts receivable in the consolidated balance sheet. At December 31, 2021, the short-term portion of the contract liability of $25.1 million and the long-term portion of $5.0 million were included in deferred revenue and other long-term liabilities respectively, in the consolidated balance sheet. As of December 31, 2021, we expect to recognize revenue associated with deferred revenue of approximately $25.0 million in 2022, $2.7 million in 2023, $1.5 million in 2024, $0.5 million in 2025, and $0.4 million thereafter.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2021	2020
Balance, beginning of period	$6,213	$7,384
Additions charged to expense	181	1,190
Write-offs charged against allowance	(1,123)	(2,361)
Balance, end of period	$5,271	$6,213

4—INVENTORIES
Inventories consist of (in thousands):

	December 31,
	2021	2020
Raw materials and subassemblies	$20,750	$22,583
Work in process	2,825	2,294
Finished goods	57,836	65,695
Total Inventories	81,411	90,572
Less: Non-current Inventories	(13,666)	(14,922)
Inventories	$67,745	$75,650
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

5—PROPERTY AND EQUIPMENT
Property and equipment consist of (in thousands):

	December 31,
	2021	2020
Land	$1,782	$1,792
Buildings	7,238	7,365
Leasehold improvements	7,722	8,050
Finance lease right-of-use assets	2,356	2,555
Office furniture and equipment	20,637	22,148
Computer software and hardware	11,308	10,246
Demonstration and loaned equipment	4,050	3,086
	55,093	55,242
Accumulated depreciation	(33,310)	(30,726)
Total	$21,783	$24,516
Depreciation expense of property and equipment was $6.3 million, $6.2 million, and $6.6 million in the years ending December 31, 2021, 2020 and 2019, respectively.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

6—INTANGIBLE ASSETS
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	December 31, 2021				December 31, 2020
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$99,920	(6,039)	$(66,679)	$27,202	$112,138	(12,480)	$(64,203)	$35,455
Customer related	89,794	(50)	(57,133)	32,611	94,526	(50)	(51,247)	43,229
Trade names	45,593	(3,260)	(36,960)	5,373	47,058	(3,677)	(31,890)	11,491
Internally developed software	13,281	—	(12,985)	296	13,281	—	(12,845)	436
Patents	2,705	(133)	(2,572)	—	2,810	(133)	(2,677)	—
Service Agreements	800	—	(769)	31	1,190	—	(1,119)	71
Total definite-lived intangible assets	252,093	(9,482)	(177,098)	65,513	271,003	(16,340)	(163,981)	90,682
Intangible assets with indefinite lives:
Intellectual Property	2,004	(2,004)	—	—	2,059	—	—	2,059
Total intangible assets	254,097	(11,486)	(177,098)	65,513	273,062	(16,340)	(163,981)	92,741
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
During the fourth quarter of 2021 we recorded an impairment charge related to intangible assets of $2.0 million which was recorded within intangibles amortization within operating expense on our income statement. The impairment was a management decision to abandon further development of the product using intellectual property.
Amortization expense related to intangible assets with finite and indefinite lives, including impairment charges described above, was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Technology	$6,907	$13,417	$6,906
Customer related	9,040	8,825	8,662
Trade names	5,881	6,182	6,111
Intellectual Property	2,004	—	—
Internally developed software	141	239	1,438
Patents	—	—	60
Service Agreements	40	40	322
Total amortization	$24,013	$28,703	$23,499
The amortization expense amounts shown above include internally developed software not held for sale of $0.1 million, $0.2 million, and $1.3 million for the years ended 2021, 2020, and 2019, respectively. The amortization expense for internally developed software not held for sale is recorded within our income statement as a general and administrative operating expense. The amount in the table shown above for intellectual property relates to the impairment charge recorded during the fourth quarter of 2021.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
Expected annual amortization expense related to amortizable intangible assets is as follows (in thousands):

2022	$17,634
2023	14,865
2024	12,970
2025	12,362
2026	2,408
Thereafter	5,274
Total expected amortization expense	$65,513

7—GOODWILL
The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

As of December 31, 2019	$146,367
Purchase Accounting Adjustments	1,207
Foreign currency translation	$3,725
As of December 31, 2020	151,299
Foreign currency translation	(2,642)
As of December 31, 2021	$148,657

8—LEASES

Lessee Leases

We have operating and finance leases for offices, warehouses, and certain equipment. The leases have remaining lease terms of one to eight years, some of which include options to extend the leases for up to ten years. Our leases do not have any residual value guarantees or any restrictions or covenants imposed by leases.

Components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$6,046	$6,696
Finance lease cost:
Amortization of right-of-use assets (principal payments)	384	395
Interest on lease liabilities	34	49
Short-term lease cost	22	7
Variable lease cost	1,958	2,541
Sublease income	(81)	(61)
Total lease cost	$8,363	$9,627
Supplemental cash flow information related to leases was as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,636	$13,979
Operating cash flows from finance leases	19	32
Financing cash flows from finance leases	410	527
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,055	3,290
Finance leases	98	337

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease right-of-use assets	$9,288	$11,669

Current portion of operating lease liabilities	$4,964	$6,779
Operating lease liabilities	6,567	8,959
Total operating lease liabilities	$11,531	$15,738

Finance Leases
Property and equipment, gross	$2,356	$2,555
Accumulated amortization	(1,906)	(1,705)
Property and equipment, net	$450	$850

Accrued liabilities	$231	$414
Other liabilities	230	446
Total finance lease liabilities	$461	$860

Weighted Average Remaining Lease Term
Operating leases	2.97 years	3.33 years
Finance leases	2.40 years	2.68 years
Weighted Average Discount Rate
Operating leases	5.4%	5.4%
Finance leases	5.1%	5.1%

    As of December 31, 2021, future minimum lease payments included in the measurement of lease liabilities on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

Year ending December 31,	Operating Leases	Finance Leases
2022	$5,440	$240
2023	3,404	159
2024	1,959	63
2025	957	17
2026	630	—
Thereafter	105	—
Total lease payments	12,495	479
Less imputed interest	(964)	(18)
Total	$11,531	$461

Lessor Leases

Pricing of our exclusive hearing screening supply agreement is structured on a fee per baby screened basis and includes a guaranteed minimum payment per unit per contract year for each unit of equipment supplied. We recognize revenues for the hardware products upon commencement of each lease at the net present value of their guaranteed minimum payment standalone selling price allocation. The remaining variable fees are recognized as revenue over the remaining lease term. The following table provides the profit recognized for sales-type leases at their commencement (net sales includes the initial allocation of fixed costs plus allocation of incremental variable fees and excludes the revenue associated with non-lease components associated with hearing screening supplies and maintenance that are recognized as revenue over the remaining lease term) (in thousands):

	Year Ended December 31,
	2021	2020
Net Sales	$10	$2,226
Cost of Sales	13	4,107
Gross Loss	$(3)	$(1,881)

The following table provides lease income related to variable lease payments on our sales-type leases not included in the measurement of the lease receivable (in thousands):

	Year Ended December 31,
	2021	2020
Variable lease income	$877	$420

The following table provides lease income on our operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Lease income on operating leases	$197	$291

The receivables as a result of our sales-type leases are collateralized by the underlying equipment leased and consist of the following components (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	2020
Net minimum lease payments to be received	$1,209	$1,777
Less: Unearned interest income portion	—	—
Net investment in sales-type leases	$1,209	$1,777
Less: Current portion	(447)	(444)
Long-term net investment in sales-type leases	$762	$1,333

As of December 31, 2021, future minimum lease payments and the reconciliation to net investment in sales-type leases reported on the consolidated balance sheet, for the following five fiscal years and thereafter, were as follows (in thousands):

Year Ended December 31,	Sales-Type Leases	Operating Leases
2022	447	—
2023	399	—
2024	363	—
2025	—	—
2026	—	—
Thereafter	—	—
Total future minimum lease payments	1,209	—
Less: imputed interest	—	—
Total	$1,209	$—

9—ACCRUED LIABILITIES
Accrued liabilities consist of (in thousands):

	December 31,
	2021	2020
Compensation and related benefits	$22,734	$20,409
Accrued federal, state, and local taxes	9,855	9,118
Warranty reserve	6,042	5,195
Accrued professional fees	3,573	3,699
Accrued amounts due to customers	2,597	2,743
Self-funded insurance expense	835	911
Accrued travel	794	123
Accrued selling expenses	494	311
Other	1,211	1,727
Total	$48,135	$44,236

10—LONG-TERM OTHER LIABILITIES

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
Long-term other liabilities consist of (in thousands):

	December 31,
	2021	2020
Long-term taxes payable	$10,678	$10,949
Non-current deferred revenue	5,001	4,416
Long-term earnout payable	1,184	1,286
Finance lease liabilities	230	446
CARES Act payroll tax payable	—	1,354
Other	144	—
Total	$17,237	$18,451

11—DEBT AND CREDIT ARRANGEMENTS
We have a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity date of the original agreement, reduce the aggregate value of the revolving facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. We have no other significant credit facilities. As of December 31, 2021, no amounts were outstanding under the Credit Agreement.
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
12—RESERVE FOR PRODUCT WARRANTIES
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
As of December 31, 2021, we have accrued $6.0 million for product related warranties. The estimates we use in projecting future product warranty costs may prove to be incorrect. Any future determination that product warranty reserves are understated could result in increases to cost of sales and reductions in operating profits and results of operations.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

13—STOCKHOLDERS’ EQUITY
Common Stock—We have 120,000,000 shares of common stock authorized at a par value or $0.001 per share.
Preferred Stock—We have 10,000,000 shares of preferred stock authorized at a par value of $0.001 per share. In accordance with the terms of the amended and restated certificate of incorporation, the Board of Directors is authorized to provide for the issuance of one or more series of preferred stock, including increases or decreases to the series. The Board of Directors has the authority to set the rights, preferences, and terms of such shares. As of December 31, 2021, no shares of preferred stock were issued and outstanding.

14—EARNINGS PER SHARE
The components of basic and diluted EPS are as follows (in thousands, except per share amounts):

	December 31,
	2021	2020	2019
Net income (loss)	$13,177	$(16,613)	$(15,671)
Weighted average common shares	33,670	33,562	33,696
Dilutive effect of stock based awards	304	—	—
Diluted Shares	33,974	33,562	33,696
Basic income (loss) per share	$0.39	$(0.49)	$(0.47)
Diluted income (loss) per share	$0.39	$(0.49)	$(0.47)
Shares excluded from calculation of diluted EPS	—	66	104

15—SHARE-BASED COMPENSATION
Share-Based Compensation Expense—We account for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Share-based compensation was recognized as follows in the consolidated statement of income (in thousands):

	December 31,
	2021	2020	2019
Cost of revenue	$394	$319	$264
Marketing and selling	2,201	1,938	1,024
Research and development	1,406	1,099	800
General and administrative	10,160	6,171	6,227
Total expense	$14,161	$9,527	$8,315
A significant modification impacted stock compensation expense related to the CEO transition in late December 2021. As part of the separation agreement, the former CEO received the benefit of immediate accelerated vesting for all forms of unvested stock (stock options, restricted stock awards, restricted stock units, performance-based stock and market-based stock). The accelerated vesting was not subject to any future service conditions. Under ASC 718, the stock options, restricted stock awards and restricted stock units service periods were modified to end on the separation date. The acceleration was contemplated in the CEO's original employment agreement, which resulted in compensation cost recognized at the grant date fair value of the original grants. The performance-based and market-based units were treated as a Type III modification (from improbable to probable) as the stock would be forfeited if the full vesting period was not achieved due to separation. As such, the terms and conditions of the performance-based and market-based units were modified to change the vesting conditions where two measurements were computed, and the net impact of truing up the cumulative compensation expense to the fair value of the modified award was recorded in the income statement, resulting in a $1.1 million net benefit in compensation cost, classified as restructuring expense in the consolidated statements of operations, for the year ended December 31, 2021.
Stock Awards Plans—Natus' 2021 Stock Awards Plan (the “Plan”) provides for the granting of the following:
•Incentive stock options to employees;

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
•Non-statutory stock options to employees, directors and consultants;
•Restricted stock awards and restricted stock units;
•Market stock units;
•Performance stock units;
•Stock bonuses; and
•Stock appreciation rights.
As of December 31, 2021, there were 2,917,938 shares available for future awards under the plan.
Under the Plan, stock options may be issued at not less than the fair market value of the common stock on the date of grant, as determined by the Board of Directors. Options issued under the Plan become exercisable as determined by the Board of Directors and expire no more than six years after the date of grant. Most options vest ratably over four years.
Stock Option Activity—Stock option activity under the stock awards plans for the year ended December 31, 2021 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2020 (37,062 shares exercisable at a weighted average exercise price of $35.25 per share)	331,585	$23.94
Granted	200,146	$20.61
Exercised	(11,787)	$20.68
Forfeited	(25,387)	$20.68
Outstanding, December 31, 2021 (320,512 shares exercisable at a weighted average exercise price of $24.01 per share)	494,557	$—
As of December 31, 2021, unrecognized compensation related to the unvested portion of stock options was approximately $1.0 million, which is expected to be recognized over a weighted average period of 3.1 years. The intrinsic value of options exercised, representing the difference between the closing stock price of common stock on the date of the exercise and the exercise price, in the years ended December 31, 2021, 2020 and 2019 was $0.0 million, $0.0 million, and $1.4 million, respectively.
As of December 31, 2021, there were: (i) 484,507 options vested and expected to vest with a weighted average exercise price of $22.88, an intrinsic value of $1.3 million, and a weighted average remaining contractual term of 4.0 years; and (ii) 320,512 options exercisable with a weighted average exercise price of $24.01, an intrinsic value of $0.8 million, and a weighted average remaining contractual term of 1.5 years.
Black-Scholes Inputs—The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,	December 31,
	2021	2020
Weighted-average fair value of options granted	$7.50	$6.54
Expected life in years	5.9	4.5
Risk-free interest rate	0.3%	0.2%
Expected volatility	38%	38%
Dividend yield	None	None
We did not grant any stock options during December 31, 2019.
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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
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
Restricted Stock Awards Activity—The following table summarizes the activity for restricted stock awards during the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	380,089	$31.84
Granted	320,814	$22.04
Vested	(320,541)	$29.54
Forfeited	(40,592)	$25.54
Unvested at December 31, 2021	339,770	$26.15
As of December 31, 2021, unrecognized compensation related to the unvested portion of stock awards was $5.1 million, which is expected to be recognized over a weighted average period of 2.1 years. The fair market value of outstanding restricted stock awards at December 31, 2021 was $8.1 million. For the restricted stock awards granted during the years ended December 31, 2021, 2020, 2019, the weighted average grant date fair values were $22.04, $29.74, and $31.53, respectively. The total grant date fair value of restricted stock awards vested during fiscal year 2021, 2020, and 2019 was $8.6 million, $5.5 million, and $4.7 million, respectively. For the restricted stock awards that vested during the years ended December 31, 2021, 2020, and 2019, the total intrinsic value was $6.7 million, $4.8 million, and $4.0 million, respectively.
Restricted Stock Units Activity—The following table summarizes restricted stock units activity, including performance and market stock units granted at the valuation date (which may be subject to additional awards or forfeitures depending on the outcome of the performance measures at the end of the performance period) for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	212,601	$37.27
Awarded	400,005	$26.43
Released	(205,082)	$31.34
Forfeited	(40,959)	$36.20
Outstanding at December 31, 2021	366,565	$28.87
As of December 31, 2021, unrecognized compensation related to the unvested portion of stock units was $8.0 million, which is expected to be recognized over a weighted average period of 2.9 years. The aggregate intrinsic value of outstanding restricted stock units at December 31, 2021 was $8.7 million. For the restricted stock units granted during the years December 31, 2021, 2020, 2019, the weighted average grant date fair values were $26.43, $35.42, and $38.62, respectively. The total grant date fair value of restricted stock units vested during fiscal year 2021, 2020, and 2019 was $5.7 million, $0.5 million, and $1.4 million, respectively. For the restricted stock units that vested during the years ended December 31, 2021, 2020, and 2019, the total intrinsic value was $4.7 million, $0.5 million, and $1.3 million, respectively.
Employee Stock Purchase Plan—Under Natus' 2011 Employee Stock Purchase Plan (the “ESPP”), U.S. employees can elect to have salary withholdings of up to 15% of eligible compensation to a maximum of $10,625 per offering period, to purchase shares of common stock on April 30 and October 31 of each year. The purchase price for shares acquired under the

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
ESPP is 85% of the fair market value on the last day of the offering period. As of December 31, 2021, there are no shares reserved for future issuance under the ESPP.
Because the ESPP does not have a “look back” feature, the compensation expense associated with the Plan is not measured by the use of the Black-Scholes pricing model, but rather by measuring the difference between the fair market value of common stock on the last day of the offering period and the purchase price for the offering period, which is 85% of the fair market value. Compensation expense associated with the ESPP for the years ended December 31, 2021, 2020 and 2019, respectively, was $0.1 million, $0.2 million, and $0.2 million.

16—OTHER INCOME (EXPENSE), NET
Other income (expense), net consists of (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest income	$87	$11	$250
Interest expense	(1,872)	(3,656)	(4,941)
Foreign currency gain (loss)	(1,957)	1,988	(765)
Other	(682)	(215)	(135)
Total other expense, net	$(4,424)	$(1,872)	$(5,591)

17—INCOME TAXES
Income (loss) before provision for income tax is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S.	$18,629	$1,908	$(22,851)
Foreign	726	(23,973)	1,594
Income (loss) before provision for income tax	$19,355	$(22,065)	$(21,257)

The components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
U.S. Federal	$946	$(3,976)	$(948)
U.S. State and local	368	145	561
Non-U.S.	7,523	1,241	8,386
Total current tax expense (benefit)	8,837	(2,590)	7,999
Deferred
U.S. Federal	4,583	2,049	(7,491)
U.S. State and local	184	533	(816)
Non-U.S.	(7,426)	(5,444)	(5,278)
Total deferred tax benefit	(2,659)	(2,862)	(13,585)
Total income expense (benefit)	$6,178	$(5,452)	$(5,586)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$12,439	$9,099
Credit carryforwards	1,213	5,768
Accruals deductible in different periods	15,650	15,368
Employee benefits	925	1,016
Operating leases	2,766	3,967
Total deferred tax assets	32,993	35,218
Valuation allowance	(934)	(969)
Total net deferred tax assets	$32,059	$34,249
Deferred tax liabilities:
Basis difference in fixed and intangible assets	(7,007)	(13,214)
Operating leases	(2,224)	(2,970)
Foreign earnings to be repatriated	(800)	(800)
Total deferred tax liabilities	(10,031)	(16,984)
Total net deferred tax assets	$22,028	$17,265
The income tax expense (benefit) in the accompanying statements of income differs from the provision calculated by applying the U.S. federal statutory income tax rate of 21% in 2021, 2020, and 2019 to income before taxes due to the following:

	Years Ended December 31,
	2021	2020	2019
Federal statutory tax expense	$4,065	$(4,634)	$(4,464)
State tax expense	605	661	(300)
Foreign taxes at rates less than U.S. rates	(609)	1,050	(2,205)
Equity compensation	2,581	1,161	824
Tax credits	(1,393)	(1,641)	(1,428)
Uncertain tax position	1,553	3,002	2,910
Lapse of statute	(365)	(2,718)	(3,961)
Repatriation tax net of foreign tax credits	—	—	172
Federal NOL Carryback	(454)	(1,621)	—
Tax audits	97	(224)	—
Withholding taxes	254	—	1,107
Global intangible low-taxed income net of foreign tax credits	—	—	1,601
Return to provision	(704)	(946)	560
Other	548	458	(402)
Total expense (benefit)	$6,178	$(5,452)	$(5,586)
At December 31, 2021, we had U.S. state net operating loss carryforwards of $16.9 million, of which immaterial portions will begin to expire in 2022 and the majority have long carryforward periods ranging primarily from 10 years to indefinite. At December 31, 2021, we had U.S. state R&D credit carryforwards of $1.3 million, which will begin to expire in 2022. At December 31, 2021, we had $0.1 million of U.S. foreign tax credit carryforwards that can be used to offset future U.S. tax liabilities related to foreign source taxable income. The foreign tax credits will start to expire in 2022.
At December 31, 2021, certain foreign subsidiaries had deferred tax assets attributable to net operating loss carryforwards as follows: $0.8 million in France, $8.7 million in Denmark, $0.3 million in Canada, $0.2 million in China, and $0.3 million in Germany. These foreign net operating loss carryforwards, ranging from 6 years utilization period to indefinite utilization period, if not utilized to offset taxable income in future periods, will begin to expire in various amounts beginning in 2026.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, valuation allowances of $0.9 million and $1.0 million were recorded at December 31, 2021 and 2020, respectively. The decrease of $0.1 million in valuation allowance was primarily due to a valuation allowance recorded against certain U.S. state credits, which are expected to expire before fully utilized, and release of prior Canadian valuation allowances.
The realizability of the deferred tax assets is primarily dependent on our ability to generate sufficient taxable income in future periods. We record net deferred tax assets to the extent it is more likely than not that the assets will be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. To the extent that previously reserved deferred tax assets are estimated to be realizable, we adjust the valuation allowance which reduces the provision for income taxes. Weighing all of the positive and negative evidence, we have recorded a valuation allowance related primarily to net operating losses in certain foreign jurisdictions where it is more likely than not that the tax benefit of the net operating losses will not be realized.
There are no changes to the position on our permanent reinvestment of earnings from foreign operations. As of December 31, 2021, we intend to distribute all of the earnings from Excel-Tech and Natus Ireland in excess of their operational needs. We intend to permanently reinvest the earnings of remaining foreign subsidiaries. The other remaining foreign subsidiaries have both the intent and ability to indefinitely reinvest its undistributed earnings.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows (in thousands):

Balance at December 31, 2018	$7,227
Decreases for tax positions related to prior years	(48)
Increases for tax positions related to the current year	495
Decrease due to lapse of statutes of limitations	(3,763)
Foreign exchange difference	6
Balance at December 31, 2019	$3,917
Increases for tax positions related to prior years	2,454
Increases for tax positions related to the current year	104
Decrease due to lapse of statutes of limitations	(2,416)
Foreign exchange difference	83
Balance at December 31, 2020	$4,142
Increases for tax positions related to the current year	1,067
Decrease due to lapse of statutes of limitations	(279)
Foreign exchange difference	(82)
Balance at December 31, 2021	$4,848
For the year ended December 31, 2021, our net unrecognized tax benefits increased by $0.7 million resulting in a corresponding $0.7 million increase in income tax expense. The increase was primarily attributable to the increase in uncertain tax positions related to the current year in certain jurisdictions.
The unrecognized tax benefits for the tax years ended December 31, 2021, 2020 and 2019 were $4.8 million, $4.1 million and $3.9 million, respectively which include $4.6 million, $3.8 million and $3.6 million, respectively, that would impact the effective tax rate if recognized.
We expect a range from zero to $0.8 million of unrecognized tax benefit that will impact the effective tax rate in the next 12 months due to the lapse of statute of limitations provided that no taxing authority conducts a new examination.
At December 31, 2021, 2020 and 2019, we had cumulatively accrued $0.9 million, $0.5 million, and $0.4 million for estimated interest and penalties related to uncertain tax positions. We record interest and penalties related to unrecognized tax positions as a component of income tax expense (benefit), which totaled approximately $0.3 million, $0.1 million, and $(0.1) million for the years ended December 31, 2021, 2020, and 2019, respectively.

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019
We are currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate over the next 12 months.
As of December 31, 2021, we are currently under U.S. federal IRS examination for tax years 2018 and 2019.
Our tax returns remain open to examination as follows: U.S. federal, 2017 through 2020; U.S. states, generally 2016 through 2020; and significant foreign jurisdictions, generally 2016 through 2020.

18—EMPLOYEE BENEFIT PLAN
We offer pre-tax and after-tax 401(k) savings plan options under which eligible U.S. employees may elect to have a portion of their salary deferred and contributed to the plan. Employer matching contributions are determined by management and are discretionary. Employer matching contributions were $3.7 million, $3.2 million, and $3.6 million respectively, in the years ended December 31, 2021, 2020, and 2019. For new hires, employer contributions vest ratably over the first two years of employment.

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

NATUS MEDICAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Years Ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Consolidated Revenue:
United States	$285,979	$252,496	$292,400
Foreign countries	187,459	163,188	202,775
	$473,438	$415,684	$495,175
Revenue by End Market:
Neuro
Devices and Systems	$220,929	$179,464	$220,306
Supplies	63,838	56,275	66,059
Services	—	—	871
Total Neuro Revenue	$284,767	$235,739	$287,236
Newborn Care
Devices and Systems	$55,174	$52,284	$53,465
Supplies	33,710	36,174	38,264
Services	16,139	16,566	19,183
Total Newborn Care Revenue	$105,023	$105,024	$110,912
Hearing & Balance
Devices and Systems	$78,652	$70,738	$92,050
Supplies	4,996	4,183	4,977
Total Hearing & Balance Revenue	$83,648	$74,921	$97,027
Total Revenue	$473,438	$415,684	$495,175
Long-lived asset information by geographic region is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Property and equipment, net:
United States	$9,642	$10,998
Ireland	6,223	6,716
Canada	3,594	3,775
Denmark	1,262	1,787
Other foreign countries	1,062	1,240
	$21,783	$24,516
During the years ended December 31, 2021, 2020 and 2019, no single customer or foreign country contributed to more than 10% of revenue.

20—COMMITMENTS AND CONTINGENCIES
Purchase commitments—We have various purchase obligations for goods or services totaling $178.4 million at December 31, 2021, which are expected to be paid $136.5 million in 2022 and $41.9 million thereafter.
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
The following financial instruments are not measured at fair value on the consolidated balance sheet as of December 31, 2021 and 2020, but require disclosure of fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of the relatively short maturity.
The carrying amount of our short-term and long-term debt approximates fair value based on Level 2 inputs since the debt carries a variable interest rate that is tied to the current LIBOR rate plus a spread.

22—SALE OF CERTAIN SUBSIDIARY
    We divested our wholly owned subsidiary, Medix, on April 2, 2019, via a stock sale to the local managing director, a related party. In exchange for the stock, we received $2.5 thousand in cash and provided Medix with a $2.2 million limited-recourse loan secured by real estate assets of Medix. The fair market value of the loan was adjusted as necessary to reflect any changes in market environment or the value of the building. During the second quarter of 2021, we received a $0.9 million payment of which the loan receivable of $0.7 million was fully repaid and a $0.2 million gain was recognized.

    The held for sale criteria under GAAP was met in the first quarter of 2019. As such, we completed an asset impairment analysis which resulted in the full impairment of all assets held for sale. We recognized an impairment loss of $24.6 million which included an accrual for the anticipated realization of deferred foreign currency related translation adjustments in accumulated other comprehensive income of $24.8 million, net of tax, and an adjustment of $4.6 million for assets with a book value in excess of their fair market value. Included in the year ended December 31, 2019, is the impact of the sale of Medix, which was completed as of June 30, 2019, and the deferred foreign currency related translation adjustments previously in accumulated other comprehensive income have been released from the balance sheet along with the held for sale accrual.

ITEM 16.    Form 10-K Summary
Not Applicable.

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
3.1	Natus Medical Incorporated Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of July 25, 2001	S-1	3.1.1	333-44138	8/18/2000
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of September 12, 2012	8-K	3.1	000-33001	9/13/2012
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State as of June 5, 2019	8-K	3.1	000-33001	6/7/2019
3.4	Second Amended and Restated Bylaws of Natus Medical Incorporated	8-K	3.1	000-33001	12/16/2019
4.1	Specimen stock certificate for shares of common stock, par value $0.001 per share	S-1/A	4.1	333-44138	2/9/2001
4.2	Natus Medical Incorporated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A	3.1.2	000-33001	9/6/2002
4.3	Description of Common Stock	10-K	4.3	000-33001	12/31/2019
10.1	Form of Indemnification Agreement between Natus Medical Incorporated and each of its directors and officers	S-1	10.1	333-44138	8/18/2000
10.1.1*	2018 Equity Incentive Plan	8-K	10.1	000-33001	12/18/2018
10.1.2*	Form of Stock Option Awards Agreement under the 2018 Equity Incentive Plan	8-K	10.1.1	000-33001	12/18/2018
10.1.3*	Form of Restricted Stock Award Agreement under the 2018 Equity Incentive Plan	8-K	10.1.2	000-33001	12/18/2018
10.1.4	Form of Restricted Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.3	000-33001	12/18/2018
10.1.5*	Form of Performance Stock Unit Agreement under the 2018 Equity Incentive Plan	8-K	10.1.4	000-33001	12/18/2018
10.2*	Natus Medical Incorporated Amended and Restated 2000 Stock Awards Plan	8-K	10.1	000-33001	1/4/2006
10.2.1*	Form of Option Agreement under the Amended and Restated 2000 Stock Awards Plan	S-1	10.3.1	333-44138	8/18/2000
10.2.2*	Form of Restricted Stock Purchase Agreement under the Amended and Restated 2000 Stock Awards Plan	10-Q	10.2	000-33001	8/9/2006
10.2.3*	Form of Restricted Stock Unit Agreement under the Amended and Restated 2000 Stock Awards Plan	10-K	10.2.3	000-33001	3/14/2008
10.3*	Natus Medical Incorporated 2000 Director Option Plan	10-Q	10.02	000-33001	5/9/2008
10.3.1*	Form of Option Agreement under the 2000 Director Option Plan	S-1	10.4.1	333-44138	8/18/2000
10.4*	Natus Medical Incorporated 2000 Supplemental Stock Option Plan	S-1	10.15	333-44138	2/9/2001
10.4.1*	Form of Option Agreement for 2000 Supplemental Stock Option Plan	S-1	10.15.1	333-44138	2/9/2001

		Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.5*	Natus Medical Incorporated 2000 Employee Stock Purchase Plan and form of subscription agreement thereunder	8-K	10.2	000-33001	1/4/2006
10.6*	[Amended] 2011 Stock Awards Plan	14-A	—	000-33001	4/20/2011
10.6.1*	Form of Stock Option Award Agreement under the [Amended] 2011 Stock Plan	10-Q	10.1	000-33001	11/7/2011
10.6.2*	Form of Restricted Stock Award Purchase Agreement	10-Q	10.2	000-33001	11/7/2011
10.6.3*	Form of Restricted Stock Unit Agreement	10-Q	10.3	000-33001	11/7/2011
10.7*	2011 Employee Stock Purchase Plan	14-A	—	000-33001	4/20/2011
10.7.1*	2011 Employee Stock Purchase Plan Subscription Agreement	14-A	—	000-33001	4/20/2011
10.8*	Form of Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K	10.10	000-33001	3/10/2009
10.8.1*	Form of Amendment to Employment Agreement between Natus Medical Incorporated and each of its executive officers other than its Chief Executive Officer and Chief Financial Officer	10-K		000-33001	3/16/2015
10.9*	Amended employment agreement between Natus Medical Incorporated and its Chief Executive Officer, James B. Hawkins dated April 19, 2013	8-K	99.1	000-33001	4/22/2013
10.10*	Terms of Resignation between Natus Medical Incorporated and James B. Hawkins dated July 11, 2018	10-Q	10.16	000-33001	8/8/2018
10.11	Credit Agreement between Natus Medical Incorporated and CitiBank, NA dated October 9, 2015	8-K	10.1	000-33001	10/9/2015
10.12	Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q		000-33001	2/29/2016
10.13	Amendment to Agreement For the Acquisition of Medical Devices between Medix ICSA and the Ministry of Health of the Republic of Venezuela dated October 15, 2015	10-Q	10.2	000-33001	11/3/2016
10.14	Credit Agreement, dated September 23, 2016, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	11/3/2016
10.15	Master Purchase Agreement, dated September 25, 2016, between GN Hearing A/S, GN Nord A/S and the Company	10-Q	10.3	000-33001	11/3/2016
10.16*	Forms of Employment Agreement between Natus Medical Incorporated and Jonathan A. Kennedy dated August 24, 2018	8-K	99.1	000-33001	8/29/2018
10.17*	Form of Employment Agreement between Natus Medical Incorporated and Drew Davies dated October 1, 2018	10-Q	10.18	000-33001	11/8/2018
10.18	Amendment to Credit Agreement, dated August 10, 2020, between the Company, JP Morgan Chase Bank, N.A. and Citibank, N.A.	10-Q	10.1	000-33001	9/30/2020

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File No.	File Date
10.19*	2021 Equity Incentive Plan	14-A	—	000-33001	4/28/2021
10.20*	Separation Agreement, dated as of December 13, 2021, by and between the Company and Jonathan A. Kennedy	8-K	10.1	000-33001	12/13/2021
10.21*	Employment Agreement, dated as December 13, 2021, by and between the Company and Thomas J. Sullivan	8-K	10.2	000-33001	12/13/2021
21.1	Significant Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Natus Medical Incorporated Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020and 2019, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).

 *    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

By	/s/ THOMAS J. SULLIVAN
Thomas J. Sullivan President, Chief Executive Officer and Director

By	/s/ B. DREW DAVIES
B. Drew Davies Executive Vice President and Chief Financial Officer
Dated: February 25, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas J. Sullivan and B. Drew Davies and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacity and dates indicated:

Signature	Title	Date

/S/ THOMAS J. SULLIVAN	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
(Thomas J. Sullivan)
/S/ B. DREW DAVIES	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022
(B. Drew Davies)
/S/ JOSHUA H. LEVINE	Chairperson of the Board of Directors	February 25, 2022
(Joshua H. Levine)
/S/ ILAN DASKAL	Director	February 25, 2022
(Ilan Daskal)
/S/ ERIC J. GUERIN	Director	February 25, 2022
(Eric J. Guerin)
/S/ LISA W. HEINE	Director	February 25, 2022
(Lisa W. Heine)
/S/ BRYANT M. MOORE	Director	February 25, 2022
(Bryant M. Moore)
/S/ ALICE D. SCHROEDER	Director	February 25, 2022
(Alice D. Schroeder)