Form 10-Q
period 2022-03-31
NATUS MEDICAL INC
filed 2022-05-06
CIK 878526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of issued and outstanding shares of the registrant’s Common Stock, $0.001 par value, as of April 29, 2022 was 34,585,114.

NATUS MEDICAL INCORPORATED

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$84,285	$75,595
Accounts receivable, net of allowance for doubtful accounts of $4,977 in 2022 and $5,271 in 2021	103,714	111,760
Inventories	72,238	67,745
Prepaid expenses and other current assets	26,531	22,191
Total current assets	286,768	277,291
Property and equipment, net	21,391	21,783
Operating lease right-of-use assets	8,027	9,288
Intangible assets, net	59,815	65,513
Goodwill	148,304	148,657
Deferred income tax	23,548	23,161
Other assets	20,230	18,595
Total assets	$568,083	$564,288
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,342	$36,405
Accrued liabilities	47,185	48,135
Deferred revenue	26,846	25,097
Current portion of operating lease liabilities	4,482	4,964
Total current liabilities	112,855	114,601
Other liabilities	17,128	17,237
Operating lease liabilities	5,755	6,567
Deferred income tax	1,451	1,133
Total liabilities	137,189	139,538
Stockholders’ equity:
Common stock, $0.001 par value, 120,000,000 shares authorized; shares issued and outstanding 34,576,100 in 2022 and 34,225,682 in 2021	359,319	353,737
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding in 2022 and 2021	—	—
Retained earnings	86,389	84,486
Accumulated other comprehensive loss	(14,814)	(13,473)
Total stockholders’ equity	430,894	424,750
Total liabilities and stockholders’ equity	$568,083	$564,288
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$119,793	$114,927
Cost of revenue	52,781	46,688
Intangibles amortization	1,600	1,751
Gross profit	65,412	66,488
Operating expenses:
Marketing and selling	29,551	28,971
Research and development	13,224	14,040
General and administrative	12,807	14,855
Intangibles amortization	3,598	3,897
Restructuring	2,051	205
Total operating expenses	61,231	61,968
Income from operations	4,181	4,520
Other expense, net	(807)	(1,656)
Income before provision for income tax	3,374	2,864
Provision for income taxes	1,471	468
Net income	$1,903	$2,396
Net income per share:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Weighted average shares used in the calculation of net income per share:
Basic	34,119	33,611
Diluted	34,276	33,782
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net income	$1,903	$2,396
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,341)	(6,494)
Interest rate swap designated as a cash flow hedge	—	68
Other comprehensive income (loss), net of tax	(1,341)	(6,426)
Comprehensive income (loss)	$562	$(4,030)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands, except per share amounts)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2021	34,225,682	$353,737	$84,486	$(13,473)	$424,750
Vesting of restricted stock units	33,794	—	—	—	—
Net issuance of restricted stock awards	164,760	—	—	—	—
Stock-based compensation expense	—	2,619	—	—	2,619
Taxes paid related to net share settlement of equity awards	(51,482)	(1,228)	—	—	(1,228)
Exercise of stock options	203,346	4,191	—	—	4,191
Other comprehensive loss	—	—	—	(1,341)	(1,341)
Net income	—	—	1,903	—	1,903
Balances, March 31, 2022	34,576,100	$359,319	$86,389	$(14,814)	$430,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2020	33,911,703	$342,828	$71,309	$(3,043)	$411,094
Vesting of restricted stock units	19,650	—	—	—	—
Net issuance of restricted stock awards	222,899	—	—	—	—
Stock-based compensation expense	—	3,018	—	—	3,018
Taxes paid related to net share settlement of equity awards	(57,357)	(1,150)	—	—	(1,150)
Other comprehensive loss	—	—	—	(6,426)	(6,426)
Net loss	—	—	2,396	—	2,396
Balances, March 31, 2021	34,096,895	$344,696	$73,705	$(9,469)	$408,932
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$1,903	$2,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on accounts receivable	87	101
Depreciation and amortization	6,673	7,257
Loss on disposal of property and equipment	30	8
Warranty reserve	1,363	341
Share-based compensation	2,619	3,114
Loss on commencement of sales-type leases	—	6
Loss on equity method investment	192	136
Changes in operating assets and liabilities:
Accounts receivable	8,803	4,962
Inventories	(6,132)	4,139
Prepaid expenses and other assets	(4,752)	(4,028)
Accounts payable	(1,957)	1,303
Accrued liabilities	(1,762)	1,172
Deferred revenue	1,949	2,732
Deferred income tax	(119)	1,064
Net cash provided by operating activities	8,897	24,703
Investing activities:
Purchase of property and equipment	(1,062)	(731)
Purchase of equity method investments	(572)	—
Net cash used in investing activities	(1,634)	(731)
Financing activities:
Proceeds from stock option exercises and Employee Stock Purchase Program purchases	4,191	—
Taxes paid related to net share settlement of equity awards	(1,228)	(1,150)
Principal payments of financing lease liability	(447)	(125)
Payments on borrowings	—	(20,000)
Net cash provided by (used in) financing activities	2,516	(21,275)
Exchange rate changes effect on cash and cash equivalents	(1,089)	(4,230)
Net increase (decrease) in cash and cash equivalents	8,690	(1,533)
Cash and cash equivalents, beginning of period	75,595	82,082
Cash and cash equivalents, end of period	$84,285	$80,549
Supplemental disclosure of cash flow information:
Cash paid for interest	$114	$513
Cash paid for income taxes	$1,066	$(320)
Non-cash investing activities:
Property and equipment included in accounts payable	$32	$39
Inventory transferred to property and equipment	$291	$94
Transfer of leased assets to sales-type leases	$—	$13
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATUS MEDICAL INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1 - Basis of Presentation and Significant Accounting Policies
The accompanying interim condensed consolidated financial statements of Natus Medical Incorporated (“we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Except where noted below within Note 1, the accounting policies followed in the preparation of the interim condensed consolidated financial statements are consistent in all material respects with those presented in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Interim financial reports are prepared in accordance with the rules and regulations of the Securities and Exchange Commission; accordingly, the reports do not include all of the information and notes required by GAAP for annual financial statements. The interim financial information is unaudited, and reflects all normal adjustments that are, in the opinion of management, necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods presented. We have made certain reclassifications to the prior period to conform to current period presentation. The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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
The following table summarizes the changes in the unbilled AR and deferred revenue balances for the three months ended March 31, 2022 (in thousands):

Unbilled AR, December 31, 2021	$252
Additions	1,535
Transferred to trade receivable	(31)
Unbilled AR, March 31, 2022	$1,756

Deferred revenue, December 31, 2021	$30,097
Additions	11,844
Revenue recognized	(9,912)
Deferred revenue, March 31, 2022	$32,029

    At March 31, 2022, the short-term portion of deferred revenue of $26.8 million and the long-term portion of

$5.2 million are included in deferred revenue and other long-term liabilities, respectively, in the consolidated balance sheet. As of March 31, 2022, we expect to recognize revenue associated with deferred revenue of approximately $22.8 million in 2022, $6.3 million in 2023, $1.7 million in 2024, $0.6 million in 2025, and $0.6 million thereafter.

3 - Earnings Per Share
The components of basic and diluted EPS, and shares excluded from the calculation of diluted loss per share because the effect would have been anti-dilutive, are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$1,903	$2,396
Weighted average common shares	34,119	33,611
Dilutive effect of stock based awards	157	171
Diluted shares	34,276	33,782
Basic earnings per share	$0.06	$0.07
Diluted earnings per share	$0.06	$0.07
Shares excluded from calculation of diluted EPS	—	—

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
The details of activity in allowance for doubtful accounts are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$5,271	$6,213
Additions charged to expense	87	101
Write-offs charged against allowance	(361)	(229)
Balance, end of period	$4,997	$6,085

5 - Inventories
Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and subassemblies	$25,092	$20,750
Work in process	2,739	2,825
Finished goods	59,011	57,836
Total inventories	86,842	81,411
Less: Non-current inventories	(14,604)	(13,666)
Inventories, current	$72,238	$67,745
As of March 31, 2022 and December 31, 2021, we have classified $14.6 million and $13.7 million, respectively, of inventories as other assets. This inventory consists primarily of service components used to repair products held by customers pursuant to warranty obligations and extended service contracts, including service components for products we no longer sell, inventory purchased for lifetime buys, and inventory that is turning over at a slow rate. We believe these inventories will be utilized for their intended purpose.

6 – Intangible Assets
The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 31, 2022				December 31, 2021
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Book Value
Intangible assets with definite lives:
Technology	$99,288	$(6,033)	$(67,934)	$25,321	$99,920	$(6,039)	$(66,679)	$27,202
Customer related	89,260	(50)	(58,913)	30,297	89,794	(50)	(57,133)	32,611
Trade names	45,442	(3,235)	(38,302)	3,905	45,593	(3,260)	(36,960)	5,373
Internally developed software	13,281	—	(13,010)	271	13,281	—	(12,985)	296
Patents	2,688	(133)	(2,555)	—	2,705	(133)	(2,572)	—
Service agreements	800	—	(779)	21	800	—	(769)	31
Definite-lived intangible assets	$250,759	$(9,451)	$(181,493)	$59,815	$252,093	$(9,482)	$(177,098)	$65,513
Intangible assets with indefinite lives:
Intellectual Property	$1,993	$(1,993)	$—	$—	$2,004	$(2,004)	$—	$—
Total intangible assets	$252,752	$(11,444)	$(181,493)	$59,815	$254,097	$(11,486)	$(177,098)	$65,513

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
Amortization expense related to intangible assets with definite lives was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Technology	$1,629	$1,795
Customer related	2,116	2,360
Trade names	1,443	1,483
Internally developed software	24	50
Service agreements	10	10
Total amortization	$5,222	$5,698

The amortization expense amounts shown above include internally developed software not held for sale of $24 thousand and $24 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively, which is recorded within our income statement as a general and administrative operating expense. The amortization expense amounts shown above include internally developed software held for sale of zero and $26 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively, which is recorded within our income statement as cost of goods sold.
Expected amortization expense related to definite-lived amortizable intangible assets is as follows (in thousands):

Nine months ending December 31, 2022	$12,301
2023	14,748
2024	12,866
2025	12,261
2026	2,398
2027	2,267
Thereafter	2,974
Total expected amortization expense	$59,815

7 – Goodwill
The carrying amount of goodwill and the changes in the balance are as follows (in thousands):

December 31, 2021	$148,657
Foreign currency translation	(353)
March 31, 2022	$148,304

8 - Property and Equipment, net
Property and equipment, net consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$1,781	$1,782
Buildings	7,209	7,238
Leasehold improvements	7,729	7,722
Finance lease right-of-use assets	2,037	2,356
Equipment and furniture	21,121	20,637
Computer software and hardware	11,566	11,308
Demonstration and loaned equipment	4,424	4,050
	55,867	55,093
Accumulated depreciation	(34,476)	(33,310)
Total	$21,391	$21,783
Depreciation expense of property and equipment, net was approximately $1.5 million and $1.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

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
As of March 31, 2022, we have accrued $6.4 million for product related warranties. Our estimate of these costs is primarily based upon the number of units outstanding that may require repair and costs associated with shipping.
The details of activity in the warranty reserve are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$6,042	$5,195
Additions and adjustments charged to expense	1,363	341
Utilizations	(958)	(740)
Balance, end of period	$6,447	$4,796

Our estimate of future product warranty costs may vary from actual product warranty costs, and any variance from estimates could impact our cost of sales, operating profits and results of operations.

10 - Share-Based Compensation
As of March 31, 2022, we have one active share-based compensation plan, the 2021 Equity Incentive Plan.
The terms of all awards granted during the three months ended March 31, 2022 and the methods for determining grant-date fair value of the awards are consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Details of share-based compensation expense are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$113	$100
Marketing and selling	612	640
Research and development	195	355
General and administrative	1,699	1,923
Total	$2,619	$3,018

As of March 31, 2022, unrecognized compensation expense related to the unvested portion of stock options and other stock awards was approximately $21.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

11 - Other Expense, net
Other expense, net consists of (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$3	$3
Interest expense	(267)	(766)
Foreign currency loss	(307)	(731)
Other expense	(236)	(162)
Total other expense, net	$(807)	$(1,656)

12 - Income Taxes
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate which is subject to significant volatility due to several factors, including our ability to accurately predict the income before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where we are unable to predict income in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax.
We recorded income tax expense of $1.5 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The effective tax rate was 43.6% and 16.4% for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, is primarily attributable to a tax law change in effect from January 1, 2022 that requires the capitalization of research and experimental costs under IRC Section 174 and directly increased the Company's Subpart F inclusion. The approximate impact of the change in the estimated tax rate due to all impacts from IRC Section 174 resulted in a $0.01 reduction in the GAAP earnings per share. Other significant factors impacting the current period effective tax rate included the benefit of Federal and California research and development credits, offset by global intangible low taxed income inclusions (“GILTI”) that was also impacted by IRC Section 174, and non-deductible executive compensation expenses. Factors impacting the effective rate for the three months ended March 31, 2021, include the benefit of Federal and California research and development credits, favorable discrete items for the carryback of losses, partially offset by non-deductible executive compensation expenses, and other discrete events.
Under the Tax Cut and Jobs Act (the “Act”) enacted on December 22, 2017, research and experimental (“R&E”) expenditures under IRC Section 174 incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted, U.S. or foreign respectively. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that IRC Section 174 will be repealed or otherwise modified.
We recorded no change related to unrecognized tax benefits for the three months ended March 31, 2022. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.8 million. Our tax returns remain open to examination as follows: U.S Federal, 2018 through 2021, U.S. states, 2017 through 2021, and significant foreign jurisdictions, generally 2017 through 2021.

13 - Debt and Credit Arrangements
    We have a Credit Agreement with JP Morgan Chase Bank ("JP Morgan"), Citibank, NA (“Citibank”), and Wells Fargo Bank, National Association (“Wells Fargo”). During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity date of the original agreement, reduce the aggregate value of the revolving facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. We have no other significant credit facilities. As of March 31, 2022, no amounts were outstanding under the Credit Agreement.
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

14 - Segment, Customer and Geographic Information
We operate in one reportable segment in which we provide medical device solutions to screen, diagnose, and treat disorders affecting the brain, neural pathways, and eight sensory nervous systems.
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
The following tables present revenue by end market and geographic region and long-lived asset information by geographic region. Revenue is based on the destination of the shipments and long-lived assets are based on the physical location of the assets (in thousands):

	Three Months Ended March 31,
	2022	2021
Consolidated Revenue:
United States	$69,970	$67,772
International	49,823	47,155
Total	$119,793	$114,927

	Three Months Ended March 31,
	2022	2021
Revenue by End Market:
Brain Products:
Devices and Systems	$37,807	$37,293
Supplies	6,291	5,486
Services	7,290	5,705
Total Brain Revenue	51,388	48,484
Neural Pathway Products:
Devices and Systems	9,657	8,832
Supplies	9,531	8,751
Services	204	257
Total Neural Pathways Revenue	19,392	17,840
Sensory Nervous Systems Products:
Devices and Systems	23,342	21,292
Supplies	8,473	8,143
Services	5,858	6,097
Total Sensory Nervous Systems Revenue	37,673	35,532
Other Products:
Devices and Systems	5,025	7,067
Supplies	2,781	2,898
Services	3,534	3,106
Total Other Revenue	11,340	13,071
Total Revenue	$119,793	$114,927

	March 31, 2022	December 31, 2021
Property and equipment, net:
United States	$9,635	$9,642
Ireland	6,131	6,223
Canada	3,546	3,594
Denmark	1,078	1,262
Other foreign countries	1,001	1,062
Total	$21,391	$21,783

During the three months ended March 31, 2022 and 2021, no single customer and no country outside the United States contributed more than 10% of our consolidated revenue.

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
The following financial instruments are not measured at fair value on our consolidated balance sheet as of March 31, 2022 and December 31, 2021 but require disclosure of their fair values: cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of these financial instruments approximates fair values because of their relatively short maturity.

16 - Subsequent Events

As previously announced, on April 17, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prince Parent Inc., a Delaware corporation (“Parent”), and Prince Mergerco Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.
Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of the Company (“Company Common Stock”) outstanding as of immediately prior to the Effective Time (other than any shares of Company Common Stock held in treasury, held by Parent, Merger Sub or their respective subsidiaries or as to which appraisal rights have been perfected in accordance with the Delaware General Corporation Law, but including each share of Company Restricted Stock (as defined below)) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $33.50, without interest thereon (the “Per Share Price”).
Pursuant to the Merger Agreement, at the Effective Time:
•except as set forth below with respect to Employee Interim Awards (as defined below), each share of Company Common Stock subject to vesting restrictions or a risk of forfeiture (“Company Restricted Stock”) outstanding as of immediately prior to the Effective Time, whether vested or unvested and whether or not granted pursuant to any of the Company’s equity plans (“Company Stock Plans”), will be cancelled and converted into and will become a right to receive an amount in cash, without interest and subject to any required tax withholding, equal to the Per Share Price;
•except as set forth below with respect to Employee Interim Awards or as set forth in the CEO Retention Agreement (as defined below), each restricted stock unit in respect of shares of Company Common Stock (each, a “Company Restricted Stock Unit”) outstanding as of immediately prior to the Effective Time, whether vested or unvested and whether or not granted pursuant to any Company Stock Plan, will be cancelled and be converted into and will become a right to receive an amount in cash, without interest and subject to any required tax withholding, equal to (i) the amount of the Per Share Price; multiplied by (ii) (1) with respect to Company Restricted Stock Units that are only subject to time-vesting requirements, the total number of shares of Company Common Stock subject to such Company Restricted Stock Unit, and (2) with respect to Company Restricted Stock Units that are subject to time- and performance-vesting requirements, the total number of shares of Company Common Stock determined to be performance vested with the performance goals deemed achieved at maximum levels and with the remaining time-vesting requirements deemed satisfied;
•any Company Restricted Stock and Company Restricted Stock Units granted after the date of the Merger Agreement, other than awards that may be granted to non-employee directors after the date of the Merger Agreement (such awards, “Employee Interim Awards”), that are outstanding as of immediately prior to the Effective Time, whether vested or unvested and whether or not granted pursuant to any Company Stock Plan, will be treated at the Effective Time in the manner set forth above, provided that any applicable performance goals will be deemed achieved at target levels, rather than at maximum, and the number of shares subject to such Employee Interim Awards that will vest at the Effective Time will be prorated to reflect the portion of the applicable vesting period that has elapsed from the date of grant until the Effective Time (rather than vesting in full), and the remaining unvested portion of any Employee Interim Awards will be forfeited at the Effective Time;
•each option (or portion thereof) to purchase a share of Company Common Stock (a “Company Option”) that is outstanding as of immediately prior to the Effective Time, whether vested or unvested and whether or not granted pursuant to any Company Stock Plan, and that has an exercise price per share less than the Per Share Price (each, an “In-the-Money Company Option”) will be cancelled and converted into and will become a right to receive an amount in cash, without interest and subject to any required tax withholding, equal to (i) the amount of the Per Share Price (less the exercise price per share attributable to such Company Option), multiplied by (ii) the total number of shares of Company Common Stock that are issuable upon the full exercise of such Company Option; and
•each Company Option that is not an In-the-Money Company Option will be cancelled without any cash payment being made in respect thereof.

The consummation of the Merger (the “Closing”) is subject to certain customary closing conditions, including, but not limited to, the: (i) adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other applicable foreign antitrust laws and foreign direct investment laws of certain other jurisdictions; and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. The Merger is not subject to any financing condition.
The transaction is expected to close in the third quarter of 2022, although there can be no assurance that the Merger will occur by that date, subject to customary closing conditions, including approval by the Company's stockholders and receipt of regulatory approvals. If the Merger Agreement is terminated by the Company in order for the Company to enter concurrently into an alternative acquisition agreement with respect to a Superior Proposal (as defined in the Merger Agreement), (i) prior to May 22, 2022 (the “Cut-Off Date”), the Company will be obligated to pay to Parent a one-time fee equal to $19,753,676 in cash or (ii) after the Cut-Off Date, the Company will be obligated to pay Parent a one-time fee equal to $39,507,352 in cash. The Company also expects to incur costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. If the transaction closes, Natus will become a private company and Natus shares will no longer be listed on any public market.
To encourage the continued retention of the Company's President and Chief Executive Officer, Thomas J. Sullivan, following the Closing, in connection with entering into the Merger Agreement, Parent required Mr. Sullivan to enter into a retention agreement, dated as of April 17, 2022, with Parent and the Company (the “CEO Retention Agreement”).
Pursuant to the CEO Retention Agreement, Mr. Sullivan agreed that, notwithstanding the treatment of Company Restricted Stock Units set forth in the Merger Agreement (as described above), he would not receive payments in respect of his Company Restricted Stock Units that are market stock units (“MSUs”) based on deemed achievement of performance goals at maximum levels. Instead, Mr. Sullivan's MSUs will be deemed attained at the level of performance actually achieved through the Closing based on the Per Share Price (which is approximately 143.4% of target, in the case of MSUs granted to Mr. Sullivan in December 2021, and 139.6% of target, in the case of MSUs granted to Mr. Sullivan in January 2022), consistent with the level of return to the Company's stockholders pursuant to the Merger Agreement. The consequence to Mr. Sullivan will be a reduction by over $3.0 million in the amount of gross proceeds that he otherwise was entitled to receive and would have received in respect of his MSUs.
Furthermore, pursuant to the CEO Retention Agreement, Mr. Sullivan agreed that an amount equal to $6.0 million (the “Retention Payment”) payable to him at the Effective Time in respect of his Company Restricted Stock Units would not become payable at the Effective Time and, instead, would become payable 50% on the six-month anniversary of the Closing and 50% on the one-year anniversary of the Closing, subject to his continued

employment with the Company until the relevant retention date. If Mr. Sullivan's employment is terminated by the Company without cause, by Mr. Sullivan with good reason, or due to his death or disability, any then-unpaid portion of the Retention Payment shall be paid to him upon his termination (subject to, in the case of a termination by the Company without cause or by Mr. Sullivan for good reason, his execution and non-revocation of a release of claims). If Mr. Sullivan's employment terminates for any other reason prior to the relevant retention date, he will immediately forfeit all portions of the Retention Payment that relate to a future retention date. Mr. Sullivan's right to receive the Retention Payment is further subject to his continued compliance with certain restrictive covenants.
At the Effective Time, all other amounts payable to Mr. Sullivan in respect of his Company Restricted Stock and Company Restricted Stock Units will become payable in accordance with the Merger Agreement, as described above.
The CEO Retention Agreement was signed at the same time the Merger Agreement was signed, but if the Merger Agreement is terminated and the Closing does not occur, it will automatically become null and void.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the MD&A in our Annual Report on Form 10-K for the year ended December 31, 2021. MD&A should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes, the risk factors referred to in Part II, Item 1A of this report, our Annual Report filed on Form 10-K for the year ended December 31, 2021 and the cautionary information regarding forward-looking statements at the end of this section.
Our Business
We are recognized by healthcare providers as a leading source for solutions to screen, diagnose, and treat disorders of the brain, neural pathways, and sensory nervous systems. Our service and education complement hardware, advanced software and algorithms, and consumables that provide stimulus, acquire and monitor physiological signals and capture how the body responds, enabling clinicians worldwide to improve patient outcomes and quality of life.
End Markets
We provide innovative healthcare solutions in four product portfolios: Brain, Neural Pathways, Sensory Nervous System and Other.
•Brain - This product portfolio includes solutions focused on diagnosing, monitoring and treating disorders specific to the brain, which include areas of neurodiagnostics and neurocritical care. Key neurodiagnostic product lines in this portfolio include electroencephalography (EEG) used in epilepsy monitoring and polysomnography (PSG) used to diagnose sleep disorders. Key neurocritical care product lines provide access through the cranium to the brain, monitor intracranial pressure and temperature, and provide therapeutic drainage of cerebrospinal fluid in cases of traumatic brain injury, hemorrhagic stroke, and hydrocephalus. This portfolio is comprised of well-known brands in the industry, including Nicolet®, Xltek®, Olympic®, Embla®, Grass®, Natus Quantum®, Trex™ and Camino®.
•Neural Pathways - Focused on nerve and muscle disorders, the Neural Pathways portfolio uses electromyography (EMG) and nerve conduction studies (NCS) testing. These product lines help diagnose neuromuscular diseases, such as myasthenia gravis, movement disorders, such as dystonia and Parkinson's disease, and peripheral neuropathies, carpal tunnel syndrome and pinched nerves. Our portfolio is comprised of well-known brands in the industry, including Nicolet®, Dantec®, UltraPro™ and Natus Elite™.
•Sensory Nervous System - This product portfolio focuses on hearing and balance disorders and pediatric eye imaging. Multiple clinical needs across hearing screening and diagnosis are addressed by this portfolio, including newborn hearing screening, hearing assessment and diagnostics and hearing aid fitting. A comprehensive list of balance tests helps in the diagnosis of vestibular disorders, such as dizziness and vertigo. Eye imaging is used to diagnose and monitor retinopathy of prematurity to help prevent blindness in premature babies. Natus products are sold under trusted brand names, including ALGO®, RetCam®, Aurical®, Bio-logic®, Madsen® and Otoscan®.
•Other - The products in this portfolio do not directly fit within the Brain, Neural Pathways or Sensory Nervous System portfolio. These solutions span eight product lines, including phototherapy for jaundice management, video streaming of newborns in the NICU, data management for newborn care and a full range of shunts and valves for neurosurgical applications, among others. This portfolio includes several well-known brands, such as neoBLUE®, NICVIEW®, Vac-Pac® and Neometrics®.
Segment and Geographic Information
We operate as one operating segment and one reportable segment, which provides healthcare products, and services focused on solutions to screen, diagnose, and treat disorders affecting the brain, neural pathways, and eight sensory nervous systems. Financial information is reviewed on a consolidated basis for purposes of making operating decisions and assessing financial performance. Consolidated financial information is accompanied by disaggregated information about revenues by end market and geographic region. We do not assess the performance of our end markets or geographic regions on measures of profit or loss, or asset-based metrics. We have disclosed the revenues for each of our end markets and geographic regions to provide the reader of the financial statements transparency into our operations.
Information regarding our revenues and long-lived assets in the U.S. and in countries outside the U.S. is contained in Note 14 – Segment, Customer and Geographic Information of our condensed consolidated financial statements included in this report and is incorporated in this section by reference.
Revenue by Product Category
We generate our revenue from sales of Devices and Systems, which are generally non-recurring, and from related Supplies and Services, which are generally recurring. The products that are attributable to these categories are described in our Annual Report on Form 10-K for the year ended December 31, 2021. Revenue from Devices and Systems, Supplies, and Services, as a percent of total revenue for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
	2022	2021
Devices and Systems	63%	65%
Supplies	23%	22%
Services	14%	13%
Total	100%	100%
2022 First Quarter Overview
Our business and operating results are driven in part by worldwide economic conditions. Our revenue is significantly dependent on both capital spending by hospitals in the United States and healthcare spending by ministries of health outside the United States. While we have no direct exposure to Russia and Ukraine, we are monitoring any broader economic impact from the current crisis, especially on commodities.
We experienced an increase in demand in the United States and Europe, during the first quarter compared to the same period in the prior year. Our consolidated revenue for the first quarter ended March 31, 2022 was $119.8 million compared to $114.9 million in the first quarter of the previous year, an increase of $4.9 million.
Our net income was $1.9 million or $0.06 per diluted share in the three months ended March 31, 2022, compared with net income of $2.4 million or $0.07 per diluted share in the same period in 2021. The decrease in net income is due to lower gross margin and higher tax provision due to enactment of IRC Section 174, partly offset by increased revenue and lower operating expenses.
COVID-19 Update
Healthcare providers and patients continue to depend on our products and services every day. Our team members and partners are continuing to maintain our supply chain, manufacturing and delivery of our products and services. The health and welfare of our employees, our customers and our partners remain our top priority as we continue our business operations.
We have implemented safeguards in our facilities to protect team members, including social distancing practices, work from home and other measures consistent with specific regulatory requirements and guidance from health authorities. As an essential supplier of healthcare products and services, all of our manufacturing, engineering and customer support functions remain fully operational and will continue to support customers with vital supplies, service and equipment. Supply chain delays and constraints, as well as cost increases for semiconductors, have impacted our ability to ship products in the last few quarters. We are working with our suppliers to reduce constraints by providing forecasts further into the future and closely monitoring and communicating changes in the forecast, however we remain uncertain of when the supply chain will stabilize.
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
Application of Critical Accounting Estimates
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
We believe that the following critical accounting estimates require the use of significant assumptions and judgments to have a full understanding of our financial statements:
•Inventory valuation
By their nature, these estimates and judgements are subject to an inherent degree of uncertainty. The use of different estimates, assumptions, and judgments could have a material effect on the reported amounts of assets, liabilities, revenue, expenses, and related disclosures as of the date of the financial statements and during the reporting period. These critical accounting estimates are described in more detail in our Annual Report on Form 10-

K for the year ended December 31, 2021, under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
On April 17, 2022, we entered into an Agreement Plan of Merger (the “Merger Agreement”) with Prince Parent Inc., a Delaware corporation (“Parent”), and Prince Mergerco Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into Natus (the “Merger”), with Natus surviving the Merger as a wholly owned subsidiary of Parent. Under the terms of the Merger Agreement, the Company's stockholders will receive $33.50 in cash for each share of common stock they hold on the closing date of the Merger. The transaction is expected to close in the third quarter of 2022, subject to customary closing conditions, including, but not limited to, the: (i) adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other applicable foreign antitrust laws and foreign direct investment laws of certain other jurisdictions; and (iii) absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. The Merger is not subject to any financing condition. There can be no assurance that the proposed Merger will be consummated.
Results of Operations
The following table sets forth selected consolidated statement of operations data as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Revenue	100.0%	100.0%
Cost of revenue	44.1%	40.6%
Intangibles amortization	1.3%	1.5%
Gross profit	54.6%	57.9%
Operating expenses:
Marketing and selling	24.7%	25.2%
Research and development	11.0%	12.2%
General and administrative	10.7%	12.9%
Intangibles amortization	3.0%	3.4%
Restructuring	1.7%	0.2%
Total operating expenses	51.1%	53.9%
Income from operations	3.5%	4.0%
Other expense, net	(0.7)%	(1.4)%
Income before provision for income tax	2.8%	2.6%
Provision for income taxes	1.2%	0.4%
Net income	1.6%	2.2%

Revenues
The following table shows revenue by products during the three months ended March 31, 2022 and March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Brain Products:
Devices and Systems	$37,807	$37,293	1%
Supplies	6,291	5,486	15%
Services	7,290	5,705	28%
Total Brain Revenue	51,388	48,484	6%
Neural Pathway Products:
Devices and Systems	9,657	8,832	9%
Supplies	9,531	8,751	9%
Services	204	257	(21)%
Total Neural Pathways Revenue	19,392	17,840	9%
Sensory Nervous Systems Products:
Devices and Systems	23,342	21,292	10%
Supplies	8,473	8,143	4%
Services	5,858	6,097	(4)%
Total Sensory Nervous Systems Revenue	37,673	35,532	6%
Other Products:
Devices and Systems	5,025	7,067	(29)%
Supplies	2,781	2,898	(4)%
Services	3,534	3,106	14%
Total Other Revenue	11,340	13,071	(13)%
Total Revenue	$119,793	$114,927	4%
For the three months ended March 31, 2022, Brain revenue increased by 6% compared to the same period last year driven by higher sales of devices and supplies, particularly in EEG.
For the three months ended March 31, 2022, Neural Pathways revenue increased by 9% compared to the same period last year due to an increase in both device and supplies revenue.
For the three months ended March 31, 2022, Sensory Nervous Systems revenue increased by 6% compared to the same period last year due to increased demand for our devices and supplies, particularly in our Digital Eye Imaging & Hearing Fitting products.
For the three months ended March 31, 2022, Other revenue decreased by 13% compared to the same period last year mostly due to a large one-time order in the first quarter of 2021 for our NicView products that did not repeat in the first quarter of 2022.
Revenue from domestic sales increased to $70.0 million for the three months ended March 31, 2022 compared to $67.8 million in the three months ended March 31, 2021. The increase was driven by improved demand for our Brain, Neural Pathways and Sensory Nervous Systems products.
Revenue from international sales increased to $49.8 million for the three months ended March 31, 2022 compared to $47.2 million for the three months ended March 31, 2021. The increase was driven by improved demand by our Brain, Neural Pathways and Sensory Nervous Systems products.

Cost of Revenue and Gross Profit
Cost of revenue and gross profit consists of (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$119,793	$114,927
Cost of revenue	52,781	46,688
Intangibles amortization	1,600	1,751
Gross profit	65,412	66,488
Gross profit percentage	54.6%	57.9%
For the three months ended March 31, 2022, gross profit as a percentage of revenue decreased 3.3% compared to the same period in the prior year. The decrease was mainly driven by higher supply chain costs in procuring semiconductors for our products and the costs of freight, and we expect this trend will continue throughout the year.
Operating Costs
Operating costs consist of (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketing and selling	$29,551	$28,971
Percentage of revenue	24.7%	25.2%
Research and development	$13,224	$14,040
Percentage of revenue	11.0%	12.2%
General and administrative	$12,807	$14,855
Percentage of revenue	10.7%	12.9%
Intangibles amortization	$3,598	$3,897
Percentage of revenue	3.0%	3.4%
Restructuring	$2,051	$205
Percentage of revenue	1.7%	0.2%

Marketing and Selling
Marketing and selling expenses increased for the three months ended March 31, 2022. The increase was primarily driven by higher travel expenses resulting from increased commercial activity compared to the same periods last year.
Research and Development
Research and development expenses decreased slightly during the three months ended March 31, 2022 compared to the same periods in 2021. The decrease is the result of lower project spend due to timing.
General and Administrative
General and administrative expense during the three months ended March 31, 2022 decreased when compared to the same periods in the prior year. This decrease was due to lower stock compensation and lower outside services spending.
Intangibles Amortization
Intangibles amortization remained relatively flat during the three months ended March 31, 2022 as compared to the same periods in 2021 due to currency exchange fluctuations.

Restructuring
Restructuring expenses increased during the three months ended March 31, 2022 compared to the same periods in 2021. The increase was primarily driven by higher severance costs incurred.
Other Expense, net
Other expense, net consists of investment income, interest expense, net currency exchange gains and losses, and other miscellaneous income and expense. For the three months ended March 31, 2022 we reported $0.8 million of other expense compared to $1.7 million of other expense for the same period in 2021. The decrease during the three months was due to less interest expense and currency exchange fluctuations.
Provision for Income Tax
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete events arising in each respective quarter. During each interim period, we update the estimated annual effective tax rate which is subject to significant volatility due to several factors, including our ability to accurately predict the income before provision for income taxes in multiple jurisdictions, the effects of acquisitions, the integration of those acquisitions, and changes in tax law. In circumstances where we are unable to predict income in multiple jurisdictions, the actual year to date effective tax rate may be the best estimate of the annual effective tax rate for purposes of determining the interim provision for income tax.
We recorded income tax expense of $1.5 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. The effective tax rate was 43.6% and 16.4% for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 compared with the three months ended March 31, 2021, is primarily attributable to a tax law change in effect from January 1, 2022 that requires the capitalization of research and experimental costs under IRC Section 174 and directly increased the Company's Subpart F inclusion. The approximate impact of the change in the estimated tax rate due to all impacts from IRC Section 174 resulted in a $0.01 reduction in the GAAP earnings per share. Other significant factors impacting the current period effective tax rate included the benefit of Federal and California research and development credits, offset by global intangible low taxed income inclusions (“GILTI”) that was also impacted by IRC Section 174, and non-deductible executive compensation expenses. Factors impacting the effective rate for the three months ended March 31, 2021, include the benefit of Federal and California research and development credits, favorable discrete items for the carryback of losses, partially offset by non-deductible executive compensation expenses, and other discrete events.
Under the Tax Cut and Jobs Act (the “Act”) enacted on December 22, 2017, research and experimental (“R&E”) expenditures under IRC Section 174 incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on where the research activities are conducted, U.S. or foreign respectively. Although there is proposed legislation that would defer the capitalization requirement to later years, we have no assurance that IRC Section 174 will be repealed or otherwise modified.
We recorded no change related to unrecognized tax benefits for the three months ended March 31, 2022. Within the next twelve months, it is possible that the uncertain tax positions may change with a range of approximately zero to $0.8 million. Our tax returns remain open to examination as follows: U.S Federal, 2018 through 2021, U.S. states, 2017 through 2021, and significant foreign jurisdictions, generally 2017 through 2021.

Liquidity and Capital Resources
Liquidity and capital resources consist of (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$84,285	$75,595
Working capital	173,913	162,690

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$8,897	$24,703
Net cash used in investing activities	(1,634)	(731)
Net cash provided by (used in) financing activities	2,516	(21,275)
We believe that our current cash and cash equivalents and any cash generated from operations will be sufficient to meet our ongoing operating requirements for the foreseeable future.
As of March 31, 2022, we had cash and cash equivalents outside the U.S. in certain of our international subsidiaries of $56.1 million, primarily in Canada and Ireland. We intend to permanently reinvest the cash held by our international subsidiaries except for Excel Tech Corporation and Natus Manufacturing Limited, which we intend to repatriate. A net deferred tax liability has been recorded for the potential future repatriation. If, however, a portion of permanently reinvested funds were needed for and distributed to our operations in the United States, we would be subject to additional U.S. income taxes and foreign withholding taxes depending on facts and circumstances at the time of distribution. The amount of taxes due would depend on the amount and manner of repatriation, as well as the country from which the funds were repatriated.
We have a Credit Agreement with JP Morgan, Citibank, and Wells Fargo. During the third quarter of 2020 we amended the terms of the Credit Agreement to extend the maturity of the original agreement, reduce the aggregate value of the revolving credit facility, and amend certain covenants. The amended Credit Agreement provides for an aggregate $150.0 million of secured revolving credit facility. The Credit Agreement contains covenants, including covenants relating to maintenance of books and records, financial reporting and notification, compliance with laws, maintenance of properties and insurance, and limitations on guaranties, investments, issuance of debt, lease obligations and capital expenditures, and is secured by virtually all of our assets. The Credit Agreement provides for events of default, including failure to pay any principal or interest when due, failure to perform or observe covenants, bankruptcy or insolvency events and the occurrence of the event has a material adverse effect. The Credit Agreement matures on September 25, 2023, at which time all principal amounts outstanding under the Credit Agreement will be due and payable. We have no other significant credit facilities. As of March 31, 2022, no amounts were outstanding under the Credit Agreement.
During the three months ended March 31, 2022 cash provided by operating activities of $8.9 million was the result of $1.9 million of net income, non-cash adjustments to net income of $11.0 million which was primarily driven by an adjustment for depreciation and amortization of $6.7 million, and net cash outflows of $4.0 million from changes in operating assets and liabilities primarily resulting from reductions in accounts receivable and increases in inventory. Cash used in investing activities during the period was $1.6 million consisting of $1.1 million to acquire other property and equipment, $0.6 million for purchase of equity method investments. Cash provided by financing activities during the three months ended March 31, 2022 was $2.5 million and consisted of $4.2 million stock option exercises offset by $1.2 million for taxes paid related to net share settlement of equity awards and $0.4 million for principal payments of financing lease liability.
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
As of March 31, 2022, we have unconditional purchase obligations of $120.7 million that payments are due within the next year and $84.9 million due within one to three years. Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding. Included in the purchase obligations are obligations related to purchase orders for inventory purchases under our standard terms and conditions and under negotiated agreements with vendors. We expect to receive consideration (products or services) for these purchase obligations. The purchase obligation amount does not represent all anticipated purchases in the future, but represent only those items for which we are contractually obligated. This does not include obligations under employment agreements for services rendered in the ordinary course of business.
As of March 31, 2022, we have estimated interest payments of $1.0 million due less than one year and $0.6 million due within one to three years. These interest payments are an estimate of expected interest payments but could vary materially based on the timing of future loan draws and payments. See Note 13 of our Consolidated Financial Statements for further discussion on debt and credit arrangements.
As of March 31, 2022, we have $5.7 million of tax obligation relating to repatriation tax. The repatriation tax is a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 due to the enactment in December 2017 of the Tax Act.

We are not able to reasonably estimate the timing of any potential payments for uncertain tax positions under Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109, therefore contractual obligations exclude any potential tax payments related to our ASC 740 liability for uncertain positions. See Note 12 of our Consolidated Financial Statements for further discussion on income taxes.
Recently Issued Accounting Pronouncements
None.
Cautionary Information Regarding Forward Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about Natus Medical Incorporated. Forward-looking statements can be identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “plans,” “will,” “outlook” and other similar expressions. Forward-looking statements are based on management's current plans, estimates, assumptions and projections, and speak only as of the date they are made. These forward-looking statements within Item 2 include, without limitation, statements regarding our ability to consummate the proposed Merger, and the timing, costs and any benefits of such transaction, the impact of COVID-19 pandemic on our business, the sufficiency of our current cash, cash equivalents and short-term investment balances, any cash generated from operations to meet our ongoing operating and capital requirements for the foreseeable future, outcomes of new product development, improved operations performance and profitability as the result of restructuring activities, and our intent to acquire additional technologies, products or businesses.
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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
    We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations and financial condition. Please refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in our Annual Report on Form 10-K for the ended December 31, 2021 for a more complete discussion on the market risks we encounter.

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
Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the first quarter of 2022, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors
The following updates the risk factors previously reported in Part 1, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Risks Related to the Merger
The Company is subject to business uncertainties, litigation risk and contractual restrictions while the Merger is pending, which may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the proposed Merger on our employees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the proposed Merger;
•difficulties maintaining relationships with customers, suppliers, and other business partners;
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the proposed Merger;
•litigation relating to the proposed Merger and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.
Failure to consummate the proposed Merger within the expected timeframe or at all could negatively impact the price of our common stock, as well as our business, financial condition and results of operations.
There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to certain closing conditions, including, among other things, the adoption of the Merger Agreement and the Merger by the Company's stockholders at a special meeting of stockholders convened for such purpose, the receipt of specified antitrust and foreign direct investment approvals and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party's representations and warranties being true and correct to the extent specified in the Merger Agreement and the other party having performed in all material respects its obligations under the Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.
The Merger Agreement also includes customary termination provisions for both the Company and Parent, subject, in certain circumstances, to the payment by the Company of a termination fee of as much as $39,507,352. If we are required to make this payment, doing so may negatively impact the price of our common stock, as well as our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $33.50 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.
The Company's ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect the Company or cause the Merger to be abandoned.
The Merger Agreement contains certain closing conditions, including, among others, the adoption of the Merger Agreement and the Merger by the Company's stockholders at a special meeting of stockholders convened for such purpose and the absence of legal restraints and prohibitions against the Merger and the other transactions contemplated by the Merger Agreement. The Company cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.
In addition, the Merger is conditioned on the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other applicable foreign antitrust laws and foreign direct investment laws of certain other jurisdictions. The granting of these regulatory approvals could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the Company or may result in the failure to close the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger.
Risks Related to Our Business and Operations
The ongoing conflict between Russia and Ukraine has impacted our results of operations and could create or exacerbate certain risks we face to our business, financial condition and results of operations.
Russia's invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has created supply constraints that have impacted, and may continue to impact, our results of operations and could create or exacerbate risks facing our business. In addition, the uncertain nature, magnitude, and duration of hostilities stemming from the conflict in Ukraine, including the potential effects of sanctions limitations, retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations. Although we do not presently expect the impacts of the ongoing conflict on our operating results to be material, certain risks that we have identified in our Annual Report on Form 10-K for the year ended December 31, 2021 may be exacerbated. For example, a prolonged or intensified conflict could result in acute shortages of raw materials and price inflation on transportation costs, materials, and energy which in turn may adversely impact our supply chain. An escalation of geopolitical tensions due to the ongoing conflict, including increased sanctions or restrictions on global trade, could also result in further supply chain disruptions, reduced customer demand, state-sponsored cyberattacks as well as increased volatility in the financial markets, all of which could have an adverse impact on our business and operations. These and other risks are described more fully in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
    None.

ITEM 5.    Other Information

    None

ITEM 6.    Exhibits

(a)Exhibits

Incorporated By Reference
Exhibit No.	Exhibit	Filing	Exhibit No.	File Date	Filed Herewith

10.1+	Part-time Employment Agreement, dated as April 2, 2022, by and between the Company and Dong-Chune Christopher Chung				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101	The following materials from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.				X

104	The cover page from Natus Medical Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).				X

+	Indicates management contract or compensatory plan or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATUS MEDICAL INCORPORATED

Dated:	May 6, 2022	By:	/s/ Thomas J. Sullivan
Thomas J. Sullivan President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2022	By:	/s/ B. Drew Davies
B. Drew Davies Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)